Form 10-Q
period 1996-03-31
LA JOLLA PHARMACEUTICAL CO
filed 1996-05-15
CIK 920465

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
         _______

Commission File Number:  0-24274

                         LA JOLLA PHARMACEUTICAL COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                                         33-0361285
    (State or Other Jurisdiction of                           (I.R.S. Employer
     Incorporation or Organization)                         Identification No.)

         6455 NANCY RIDGE DRIVE                                    92121
             SAN DIEGO, CA                                       (Zip Code)
(Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (619) 452-6600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

The number of shares of the Registrant's common stock, $.01 par value, outstanding at March 31, 1996 was 14,072,732.

This Form 10-Q contains 13 sequentially numbered pages. The exhibit index appears at sequentially numbered page 12.

                         LA JOLLA PHARMACEUTICAL COMPANY
                                    FORM 10-Q
                                QUARTERLY REPORT
                                      INDEX

COVER PAGE .........................................................................................    1

INDEX ..............................................................................................    2

PART I.  FINANCIAL INFORMATION

       ITEM 1.  Financial Statements (Unaudited)

       Balance Sheets as of March 31, 1996 and December 31, 1995 ...................................    3

       Statements of Operations for the three months ended March 31, 1996

       and 1995, and May 2, 1989 (inception) to March 31, 1996 .....................................    4

       Statements of Cash Flows for the three months ended March 31, 1996

       and 1995, and May 2, 1989 (inception) to March 31, 1996 .....................................    5

       Notes to Financial Statements ...............................................................    6

       ITEM 2.  Management's Discussion and Analysis of Financial Condition and

                 Results of Operations .............................................................    7

PART II.  OTHER INFORMATION

       ITEM 1.  Legal Proceedings ..................................................................    *

       ITEM 2.  Changes in Securities ..............................................................    *

       ITEM 3.  Defaults upon Senior Securities ....................................................    *

       ITEM 4.  Submission of Matters to a Vote of Security Holders ................................    *

       ITEM 5.  Other information ..................................................................    *

       ITEM 6.  Exhibits and Reports on Form 8-K ...................................................   10

SIGNATURE ..........................................................................................   11


* No information provided due to inapplicability of item.

                         LA JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                             (dollars in thousands)

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                                                    March 31,         December 31,
                                                                      1996               1995
                                                                 --------------     ----------------
                                                                   (Unaudited)
ASSETS
Current assets:
       Cash and cash equivalents                                    $  7,262           $ 19,804
       Short-term investments - available-for-sale                    13,098              3,847
       Other current assets                                              372                213
                                                                    --------           --------
              Total current assets                                    20,732             23,864

Equipment, furniture and fixtures, net                                 1,750              1,925
Patent costs and other assets, net                                       600                586
                                                                    --------           --------

              Total Assets                                          $ 23,082           $ 26,375
                                                                    ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses                        $    670           $    738
       Accrued payroll and related expenses                              206                398
       Current portion of obligations under capital leases               826                779
                                                                    --------           --------
              Total current liabilities                                1,702              1,915

Obligations under capital leases                                         641                892

Commitments

Stockholders' equity:
       Common stock                                                      141                140
       Additional paid-in capital                                     62,626             62,647
       Note receivable from stockholder                                  (14)               (14)
       Deficit accumulated during the development stage              (41,696)           (38,777)
       Deferred compensation                                            (318)              (428)
                                                                    --------           --------
              Total stockholders' equity                              20,739             23,568
                                                                    --------           --------

              Total Liabilities and Stockholders' Equity            $ 23,082           $ 26,375
                                                                    ========           ========

See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (dollars in thousands, except per share amounts)


                                                                                   May 2, 1989
                                               Three Months Ended                (inception) to
                                                    March 31,                        March 31,
                                          1996                   1995                  1996
                                       -----------            ----------             --------
Revenue                                $      --              $     --               $  3,000

Expenses:
   Research and development                  2,560                 2,105               38,455
   General and administrative                  588                   429                9,577
                                       -----------            ----------             --------

Loss from operations                        (3,148)               (2,534)             (45,032)

Interest income                                286                   190                4,203
Interest expense                               (57)                  (86)                (867)
                                       -----------            ----------             --------

Net loss                               $    (2,919)           $   (2,430)            $(41,696)
                                       ===========            ==========             ========

Net loss per share                     $      (.21)           $     (.28)
                                       ===========            ==========

Shares used in computing
net loss per share                      14,060,127             8,617,531
                                       ===========            ==========

See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                                                                              May 2, 1989
                                                                              Three Months Ended            (inception) to
                                                                                   March 31,                   March 31,
                                                                           1996               1995                1996
                                                                          --------------------------            --------
OPERATING ACTIVITIES
Net loss                                                                  $(2,919)           $(2,430)           $(41,696)
Adjustments to reconcile net loss to net cash used for operating activities:
     Write off of patent costs                                               --                 --                   209
     Depreciation and amortization                                            193                191               2,729
     Deferred compensation amortization                                       110                 65                 595
     Common stock issued for interest                                        --                 --                    11
     Change in operating assets and liabilities:
         Other current assets                                                (159)                55                (372)
         Accounts payable and accrued expenses                                (68)              (201)                536
         Accrued payroll and related expenses                                (192)              (108)                186
                                                                          -------            -------            --------

Net cash used for operating activities                                     (3,035)            (2,428)            (37,802)

INVESTING ACTIVITIES
Increase in short-term investments                                         (9,251)              (527)            (13,098)
Additions to equipment, furniture and fixtures                                (12)                (2)             (2,673)
Proceeds from sale-leaseback of equipment                                    --                 --                 1,747
Increase in patent costs and other assets                                     (20)               (15)               (598)
                                                                          -------            -------            --------

Net cash used for investing activities                                     (9,283)              (544)            (14,622)

FINANCING ACTIVITIES
Payment on note receivable from stockholder                                  --                 --                    47
Net proceeds from issuance of preferred stock                                --                 --                26,373
Net proceeds from issuance of common stock                                    (20)              --                30,865
Proceeds from bridge notes                                                   --                 --                 4,156
Payments on obligations under capital leases                                 (204)              (177)             (1,755)
                                                                          -------            -------            --------

Net cash (used for) provided by financing activities                         (224)              (177)             59,686

Net (decrease) increase in cash and cash equivalents                      (12,542)            (3,149)              7,262
Cash and cash equivalents at beginning of period                           19,804             11,417                --
                                                                          -------            -------            --------

Cash and cash equivalents at end of period                                $ 7,262            $ 8,268            $  7,262
                                                                          =======            =======            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                             $    57            $    86            $    856
                                                                          =======            =======            ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
Capital lease obligations incurred for property and equipment             $  --              $   132            $  3,222
                                                                          =======            =======            ========

See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 1996

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements of La Jolla Pharmaceutical Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1995 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.   ACCOUNTING POLICIES

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The adoption of the new standard had no effect on the financial statements

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 123 "Accounting and Disclosure of Stock-Based Compensation" (SFAS
123). As allowed under SFAS 123, the Company has elected to continue to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant and, under APB 25, recognizes no compensation expense for the stock option grants. The adoption of SFAS 123 had no effect on the financial statements.

                         LA JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

PART I.           FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below includes forward-looking statements that involve a number of risks and uncertainties. A number of factors, both foreseen and unforeseen, could cause actual results to differ from the current expectations of La
Jolla Pharmaceutical Company (the "Company" or "LJP"). Included among these factors are the uncertainties associated with clinical trials of LJP 394, the Company's drug candidate for the treatment of lupus, including the possibility that LJP 394 will not prove effective in producing a sustained reduction of dsDNA antibodies in large patient populations or provide a meaningful clinical benefit. The Company's other potential drug candidates are at earlier stages of development and involve comparable risks. Additional risk factors include the uncertainty of future revenue from product sales or other sources such as collaborative relationships, the uncertainty of future profitability, the Company's dependence on patents and other proprietary rights, the Company's limited manufacturing capabilities and the Company's lack of marketing experience. Readers are cautioned not to place undue reliance upon forward-looking statements, which speak only as of the date hereof, and the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks detailed from time to time in the Company's annual reports on Form 10-K and the Company's registration statements on file with the SEC.

OVERVIEW

The Company has devoted substantially all of its resources to the development of technology and potential drugs to treat antibody-mediated diseases. The Company has never generated any revenue from product sales and has relied upon private and public investors, equipment lease financings, a payment from its sole collaborative partner and interest income on invested cash balances for its working capital. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for at least the next several years as it increases expenditures on research and development and allocates significant and increasing resources to its clinical testing, manufacturing, and marketing activities. The Company's activities to date are not as broad in depth or scope as the activities it must undertake in the future, and the Company's historical operations and the financial information included in this report are not indicative of its future operating results or financial condition or its ability to operate profitably as a commercial enterprise when and if it succeeds in bringing any product to market.

The Company entered into its first collaborative agreement with Leo Pharmaceutical Products, Ltd. ("Leo") of Denmark in September 1995. Under this Agreement, the Company granted to Leo the exclusive right to distribute LJP 394 in Europe and the Middle East, and Leo made an initial $3 million payment to the Company and is obligated to make further payments upon attainment of certain milestones. In addition, Leo is responsible for European clinical studies and is obligated to share certain non-clinical development costs. Since the announcement of Phase II clinical trials results, the Company and Leo have been evaluating their respective goals and discussing the allocation of resources and timing associated with future clinical trials of LJP 394. Commencement of further studies and related expenditures and payments are pending completion of these discussions. Both Leo and the Company have the right to terminate their collaborative arrangement for any reason, and there can be no assurance that the Company's relationship with Leo will continue.

                         LA JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

In addition, the Company has been conducting discussions with other pharmaceutical companies that could lead to collaborative relationships in various geographic markets for the Company's potential drug candidates, including LJP 394. However, there can be no assurance that the Company will be able to negotiate future collaborative arrangements on acceptable terms, if at all, or that any such collaborations will be successful.

The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and potential revenues from collaborative arrangements. Some of these fluctuations may be significant. As of March 31, 1996, the Company's accumulated deficit was $41.7 million.

RESULTS OF OPERATIONS

The Company had no revenues in the first quarter of 1996 or 1995. In September 1995, the Company received a one-time payment upon the execution of its agreement with Leo as described above. There can be no assurance that the Company will realize any further revenue from this arrangement or any other collaborative arrangement.

For the three months ended March 31, 1996, research and development expenses increased to $2.6 million from $2.1 million for the same period in 1995. The increase was due primarily to manufacturing scale-up activities for the Company's continuing clinical trials of LJP 394, additions to research and development personnel, expansion of the Company's research and development programs, and increased facilities expenditures. The Company's research and development expenses are expected to increase significantly in the future as the Company progresses in its development efforts on various drug candidates.

General and administrative expenses increased to $588,000 for the three months ended March 31, 1996, from $429,000 for the same period in 1995. The increase was primarily attributable to increased administrative staffing to support increased clinical and research and development activities, and increased facilities expenditures.

Interest income increased to $286,000 for the three months ended March 31, 1996 from $190,000 for the same period in 1995. The increase was due to higher investment balances following receipt of the net proceeds of the Company's public offering in June 1995, its sale of stock to a private investor in October 1995, and the initial payment from Leo in September 1995. For the three months ended March 31, 1996, interest expense decreased to $57,000 from $86,000 for the same period in 1995. The decrease was the result of decreases in the Company's capital lease obligations as compared to the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations through private and public offerings of its securities, capital and operating lease transactions, the initial payment from Leo, and interest income on its invested cash balances. As of March 31, 1996, the Company had raised $61.8 million since inception from public and private sales of equity securities, net of issuance costs.

At March 31, 1996, the Company had $20.4 million in cash, cash equivalents and short-term investments, as compared to $23.7 million at December 31, 1995. The Company's working capital decreased to $19.0 million at March 31, 1996, from $21.9 million at December 31, 1995. The decrease in working capital resulted from the use of the Company's cash toward expenses of ongoing clinical and research and development programs, and related general and administrative expenses. The Company invests its cash in highly rated liquid debt instruments.

                         LA JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

As of March 31, 1996, the Company had acquired an aggregate of $4.4 million in equipment, furniture and fixtures, of which approximately $3.2 million had been acquired through capital lease obligations. In addition, the Company leases its office and laboratory facilities as well as certain scientific equipment under operating leases. The Company has no material commitments for the acquisition of property and equipment.

The Company intends to use its financial resources to fund clinical trials, research and development and manufacturing scale-up, and for working capital and other general corporate purposes. In the near-term, anticipated expenses include costs of additional clinical trials for LJP 394, the production of LJP 394 for toxicology studies and clinical trials, and the expansion of research activities. The Company anticipates that its existing capital and interest earned thereon will be sufficient to fund the Company's operations as currently planned through 1997. However, the amounts expended by the Company for various purposes may vary significantly, and it is possible that the Company's cash requirements will exceed current projections and that the Company will therefore need additional financing sooner than currently expected. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the ability of the Company to establish development and/or collaborative research arrangements, and the cost of manufacturing scale-up and effective commercialization activities and arrangements. The Company expects to incur significant and increasing losses each year for at least the next several years as it expands its current research and development programs and invests increasing amounts of capital in clinical trials, manufacturing scale-up, possible establishment of marketing and sales capabilities, and administration of a more complex organization.

The Company has no current means of generating cash flow from operations, and its lead drug candidate, LJP 394, will not generate revenues, if at all, until it has been proven safe and effective, has received regulatory approval, and has been successfully commercialized, a process that is expected to take at least the next several years. The Company's other drug candidates are much less developed than LJP 394 and the Company has no other products that are expected to become marketable in the next several years. Accordingly, the Company must continue to rely upon outside sources of financing to meet its capital needs for the foreseeable future.

The Company will continue to seek capital through any appropriate means, including issuances of its securities, collaborative arrangements, and business combinations. However, there can be no assurance that additional financing will be available on acceptable terms, and the Company's negotiating position in its capital-raising efforts may worsen as it continues to use its existing resources. Financing through the Company's existing collaborative arrangement is uncertain as described above, and there can be no assurance that the Company will be able to enter into any other collaborative relationships.

                         LA JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS

                                                                                                  Sequentially
Exhibit                                                                                             Numbered
Number                                                    Exhibit                                     Page
- - ------                                                    -------                                     ----
10.19             La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (as
                  amended through the April 24, 1996 annual meeting of stockholders')                   *

   27             Financial Data Schedule                                                              13


                  (b)     REPORTS ON FORM 8-K

                  Form 8-K dated January 1, 1996 regarding the retirement of Joseph Stemler as an employee of the Company.

                  Form 8-K dated February 15, 1996 regarding the results from the Company's dose-ranging study conducted as part of its Phase II clinical trials of LJP 394, its drug candidate for the treatment of lupus.

* Previously filed with the Registrant's Proxy Statement for its 1996 annual meeting of stockholders' and incorporated herein by reference.

                         A JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                                    SIGNATURE

                                 MARCH 31, 1996

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               La Jolla Pharmaceutical Company




Date:  May 13, 1996            By:         /s/ Wood C. Erwin
                                 -----------------------------------------------
                                    Wood C. Erwin
                                    Vice President Finance
                                    Chief Financial Officer
                                    Signed both on behalf of the Registrant and
                                    as Principal Accounting Officer.

                         A JOLLA PHARMACEUTICAL COMPANY
                         (A Development Stage Company)


                               INDEX TO EXHIBITS


                                                                                      Sequentially
Exhibit                                                                                 Numbered
Number                                        Exhibit                                      Page
- - -------                                       -------                                 ------------

10.19:          La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (as amended
                through the April 24, 1996 annual meeting of stockholders)                 *

   27           Financial Data Schedule                                                   13



   *            Previously filed with the Registrant's Proxy Statement for its 1996 annual meeting of stockholders and incorporated herein by reference.