Form 10-Q
period 1996-06-30
LA JOLLA PHARMACEUTICAL CO
filed 1996-08-13
CIK 920465

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

MARK ONE

     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                                                 OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _______

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/ NO / /

The number of shares of the Registrant's common stock, $.01 par value, outstanding at August 6, 1996 was 16,254,854.

This form 10-Q contains 14 sequentially numbered pages. The exhibit index appears at sequentially numbered page 13.

                         LA JOLLA PHARMACEUTICAL COMPANY
                                    FORM 10-Q
                                QUARTERLY REPORT

                                      INDEX

COVER PAGE .....................................................................................................    1

INDEX .........................................................................................................     2

PART I.  FINANCIAL INFORMATION

       ITEM 1.  Financial Statements (Unaudited)

       Balance Sheets as of June 30, 1996 and December 31, 1995................................................     3

       Statements of Operations for the three and six months ended June 30, 1996

       and 1995, and May 2, 1989 (inception) to June 30, 1996..................................................     4

       Statements of Cash Flows for the six months ended June 30, 1996

       and 1995, and May 2, 1989 (inception) to June 30, 1996..................................................     5

       Notes to Financial Statements...........................................................................     6

       ITEM 2.  Management's Discussion and Analysis of Financial Condition and

                 Results of Operations.........................................................................     7

PART II.  OTHER INFORMATION

       ITEM 1.  Legal Proceedings..............................................................................     *

       ITEM 2.  Changes in Securities..........................................................................     *

       ITEM 3.  Defaults upon Senior Securities................................................................     *

       ITEM 4.  Submission of Matters to a Vote of Security Holders ..........................................     11

       ITEM 5.  Other information.............................................................................      *

       ITEM 6.  Exhibits and Reports on Form 8-K..............................................................     11

SIGNATURE ....................................................................................................     12

* No information provided due to inapplicability of item.

                         LA JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                             (dollars in thousands)

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                                                    June 30,    December 31,
                                                                      1996          1995
                                                                    --------      --------
                                                                   (Unaudited)
ASSETS
Current assets:
       Cash and cash equivalents                                    $  4,031      $ 19,804
       Short-term investments - available-for-sale (see Note 4)       13,098         3,847
       Other current assets                                              914           213
                                                                    --------      --------
              Total current assets                                    18,043        23,864

Equipment, furniture and fixtures, net                                 1,637         1,925
Patent costs and other assets, net                                       727           586
                                                                    --------      --------
              Total Assets                                          $ 20,407      $ 26,375
                                                                    ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses                        $    889      $    738
       Accrued payroll and related expenses                              303           398
       Current portion of obligations under capital leases               879           779
                                                                    --------      --------
              Total current liabilities                                2,071         1,915

Obligations under capital leases                                         379           892

Commitments

Stockholders' equity:
       Common stock                                                      141           140
       Additional paid-in capital                                     62,681        62,647
       Note receivable from stockholder                                  (14)          (14)
       Deficit accumulated during the development stage              (44,585)      (38,777)
       Deferred compensation                                            (266)         (428)
                                                                    --------      --------
              Total stockholders' equity                              17,957        23,568
                                                                    --------      --------
              Total Liabilities and Stockholders' Equity            $ 20,407      $ 26,375
                                                                    ========      ========

See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (dollars in thousands, except per share amounts)

                                                                                                           May 2, 1989
                                                                                                           (inception)
                                        Three Months Ended                   Six Months Ended                   to
                                             June 30,                            June 30,                    June 30,
                                      1996              1995              1996              1995               1996
                                  ------------------------------      ------------------------------      ------------
Revenue                           $         --      $         --      $         --      $        --      $      3,000

Expenses:
   Research and Development              2,583             2,333             5,142             4,438            41,037
   General and administrative              592               452             1,180               881            10,169
                                  ------------      ------------      ------------      ------------      ------------
                                        (3,175)           (2,785)           (6,322)           (5,319)          (48,206)
Interest income                            336               148               622               339             4,539
Interest expense                           (51)              (78)             (108)             (165)             (918)
                                  ------------      ------------      ------------      ------------      ------------
Net Loss                          $     (2,890)     $     (2,715)     $     (5,808)     $     (5,145)     $    (44,585)
                                  ============      ============      ============      ============      ============
Net loss per share                $       (.21)     $       (.30)     $       (.41)     $       (.58)
                                  ============      ============      ============      ============
Shares used in computing
loss per share                      14,096,000         8,927,000        14,078,000         8,927,000
                                  ============      ============      ============      ============

See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                                                              May 2, 1989
                                                                       Six Months Ended      (inception) to
                                                                            June 30,            June 30,
                                                                       1996         1995          1996
                                                                    ----------------------      --------
OPERATING ACTIVITIES
Net loss                                                            $ (5,808)     $ (5,145)     $(44,585)
Adjustments to reconcile net loss to net cash used by operating activities:
     Write off of patent costs                                            --            --           209
     Depreciation and amortization                                       380           386         2,916
     Amortization of deferred compensation                               162           134           647
     Common stock issued for interest                                     --            --            11
     Change in operating assets and liabilities:
         Other current assets                                           (701)           93          (914)
         Accounts payable and accrued liabilities                        151          (250)          755
         Accrued payroll and related expenses                            (95)          (21)          283
                                                                    --------      --------      --------
Net cash used for operating activities                                (5,911)       (4,803)      (40,678)

INVESTING ACTIVITIES
(Increase) decrease in short-term investments                         (9,251)        2,543       (13,098)
Additions to equipment, furniture and fixtures                           (80)          (64)       (2,741)
Proceeds from sale-leaseback of equipment                                 --            --         1,747
Increase in patent costs and other assets                               (153)          (37)         (731)
                                                                    --------      --------      --------
Net cash provided by (used for) investing activities                  (9,484)        2,442       (14,823)

FINANCING ACTIVITIES
Payment on notes receivable from stockholder                              --            --            47
Net proceeds from issuance of preferred stock                             --            --        26,373
Net proceeds from issuance of common stock                                35         9,917        30,920
Proceeds from bridge notes                                                --            --         4,156
Payments on capital lease obligations                                   (413)         (364)       (1,964)
                                                                    --------      --------      --------
Net cash provided by (used for) financing activities                    (378)        9,553        59,532

Net increase (decrease) in cash and cash equivalents                 (15,773)        7,192         4,031
Cash and cash equivalents at beginning of period                      19,804        11,417            --
                                                                    --------      --------      --------
Cash and cash equivalents at end of period                          $  4,031      $ 18,609      $  4,031
                                                                    ========      ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                       $    108      $    165      $    907
                                                                    ========      ========      ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
Capital lease obligations incurred for property and equipment       $     --      $    132      $  3,222
                                                                    ========      ========      ========
OPERATING ACTIVITIES

See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 1996

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements of La Jolla Pharmaceutical Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1995 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.   ACCOUNTING POLICIES

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The adoption of the new standard had no effect on the financial statements.

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

3.   COLLABORATIVE AGREEMENT

In May 1996, the Company terminated its collaborative agreement with Leo Pharmaceutical Products, Ltd. ("Leo Pharmaceutical") because the Company and Leo Pharmaceutical could not reach agreement regarding the timing and allocation of resources with respect to further clinical trials of LJP 394. Under the termination provisions of the agreement, the Company retained a $3.0 million payment previously received from Leo Pharmaceutical, and neither the Company nor Leo Pharmaceutical has any further obligations.

4.   SUBSEQUENT PUBLIC STOCK OFFERING

In July and August 1996, the Company issued 2,140,000 shares of common stock in an underwritten public offering including 140,000 over-allotment shares. Net proceeds from the offering totaled approximately $9.8 million. The accompanying unaudited financial statements do not reflect the $9.8 million net proceeds.

                         LA JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

PART I.           FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below includes forward-looking statements that involve a number of risks and uncertainties. A number of factors, both foreseen and unforeseen, could cause actual results to differ from current expectations of La Jolla Pharmaceutical Company (the "Company" or "LJP"). Included among these factors are the uncertainties associated with clinical trials of LJP 394, the Company's drug candidate for the treatment of lupus, including the possibility that LJP 394 will not prove effective in producing a sustained reduction of dsDNA antibodies in large patient populations or provide a meaningful clinical benefit. The Company's other potential drug candidates are at earlier stages of development and involve comparable risks. Additional risk factors include the uncertainty of future revenue from product sales or other sources such as collaborative relationships, the uncertainty of future profitability, the Company's dependence on patents and other proprietary rights, the Company's limited manufacturing capabilities and the Company's lack of marketing experience. Readers are cautioned not to place undue reliance upon forward-looking statements, which speak only as of the date hereof, and the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks detailed from time to time in the Company's annual reports on Form 10-K and the Company's registration statements on file with the SEC.

OVERVIEW

Since its inception in May 1989, the Company has devoted substantially all of its resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. The Company has never generated any revenue from product sales and has relied upon private and public investors, equipment lease financings, a payment from its former collaborative partner, and interest income on invested cash balances for its working capital. The Company has been unprofitable since inception and expects to incur substantial and increasing operating losses for at least the next several years as it increases expenditures on research and development and allocates significant and increasing resources to its clinical trials, manufacturing, and marketing activities. The Company's activities to date are not as broad in depth or scope as the activities it must undertake in the future, and the Company's historical operations and the financial information included in this report are not indicative of its future operating results or financial condition.

In September 1995, the Company entered into a collaborative agreement with Leo Pharmaceutical Products, Ltd. ("Leo Pharmaceutical") of Denmark pursuant to which the Company granted to Leo Pharmaceutical the exclusive right to distribute LJP 394 in Europe and the Middle East. In May 1996, the Company terminated the collaborative agreement because the Company and Leo Pharmaceutical could not reach agreement regarding the timing and allocation of resources with respect to further clinical trials of LJP 394. Under the termination provisions of the agreement, the Company retained a $3.0 million payment previously received from Leo Pharmaceutical, and neither the Company nor Leo Pharmaceutical has any further obligations. As a result of the termination of the collaborative agreement with Leo Pharmaceutical, the Company will be required to fund all development costs of LJP 394. The Company intends to pursue collaborative arrangements with other pharmaceutical companies to assist in its research programs and the clinical development and commercialization of LJP 394 and its other drug candidates. There can be no assurance that the Company will be able to negotiate arrangements with any other collaborative partners on acceptable terms, if at all, or that any such collaborations will be successful. Failure to establish or maintain collaborative arrangements will require the Company to fund all of its research and development activities, resulting in accelerated depletion of the Company's capital,

                         LA JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

and will require the Company to develop its own marketing capabilities for any drug candidate that may receive regulatory approval. As a result, failure to establish or maintain collaborative arrangements could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and potential revenues from collaborative arrangements, if any, and such fluctuations may be significant. The Company's research and development expenses are expected to increase significantly in the future as the Company increases its development efforts. As of June 30, 1996, the Company's accumulated deficit was $44.6 million.

The Company's business is subject to significant risks, including but not limited to the risks inherent in its research and development efforts, including clinical trials; uncertainties associated both with obtaining and enforcing its patents and with the patent rights of others; the lengthy, expensive and uncertain process of seeking regulatory approvals; uncertainties regarding government reforms and of product pricing and reimbursement levels; technological change and competition; manufacturing uncertainties and dependence on any collaborative partners and other third parties. All of the Company's product development efforts are based upon unproven technologies and therapeutic approaches that have not been widely tested or used. To date, the Company's Tolerance Technology has been used only in the preclinical tests and clinical trials of LJP 394 conducted by the Company. Application of Tolerance Technology to antibody-mediated diseases other than lupus is in earlier discovery or preclinical research stages. LJP 394 and any other potential drug candidates of the Company will require significant additional research and development and are subject to significant risks. The mechanism of action utilized by LJP 394 is unproven in humans, and to date, no therapeutic products have been developed that target the activity of specific B cells. There can be no assurance that LJP 394 will reliably induce or sustain suppression of disease-causing antibodies, or that LJP 394 will prove to be safe or effective. Furthermore, clinical trials of LJP 394 may be viewed as a test of the Company's entire Tolerance Technology approach. If these clinical trials encounter problems or are otherwise unsuccessful, the applicability of the Company's Tolerance Technology to other antibody-mediated diseases will be highly uncertain. Even if the Company's product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the products will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties.

RESULTS OF OPERATIONS

The Company had no revenues in the first six months of 1996 or 1995. In September 1995, the Company received a one-time payment upon the execution of its agreement with Leo Pharmaceutical which was subsequently terminated in May 1996 as described above.

Research and development expenses increased to $2.6 million for the second quarter of 1996 from $2.3 million for the same period in 1995. For the six months ended June 30, 1996, research and development expenses increased to $5.1 from $4.4 million for the same period in 1995. The increase in research and development expenses was due primarily to manufacturing scale-up activities for the Company's clinical trials of LJP 394, additions to research and development personnel, expansion of the Company's research and development programs, and increased facilities expenditures.

                         LA JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

General and administrative expenses increased to $592,000 for the second quarter of 1996 from $452,000 for the same period in 1995. For the six months ended June 30, 1996, general and administrative expenses increased to $1.2 million from $881,000 for the same period in 1995. The increase was primarily attributable to increased personnel to support increased research and development and clinical activities, and increased facilities expenditures.

Interest income increased to $336,000 for the second quarter of 1996 from $148,000 for the same period in 1995. For the six months ended June 30, 1996, interest income increased to $622,000 from $339,000 for the same period in 1995. The increase in interest income was due to higher investment balances following receipt of the net proceeds of the Company's public offering in June 1995, its sale of stock to a private investor in October 1995, and the payment from Leo Pharmaceutical in September 1995. For the second quarter of 1996, interest expense decreased to $51,000 from $78,000 for the same period in 1995. For the six months ended June 30, 1996, interest expense decreased to $108,000 from $165,000 for the same period in 1995. The decrease was the result of decreases in the Company's capital lease obligations as compared to the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations through private and public offerings of its securities, capital and operating lease transactions, the payment from Leo Pharmaceutical, and interest income on its invested cash balances. As of June 30, 1996, the Company had raised $61.8 million in net proceeds since inception from sales of equity securities. Subsequently, on July 2 and August 6, 1996, the Company raised additional net proceeds of approximately $9.8 million from an underwritten public stock offering.

At June 30, 1996, the Company had $17.1 million in cash, cash equivalents and short-term investments, as compared to $23.7 million at December 31, 1995. The Company's working capital at June 30, 1996 was $16.0 million compared to $21.9 million at December 31, 1995. The decreases in cash, cash equivalents and short-term investments and in working capital resulted from the continued use of the Company's cash toward expenses of ongoing research and development and clinical programs, and related general and administrative expenses. The Company invests its cash in investment-grade, interest bearing instruments.

As of June 30, 1996, the Company had acquired an aggregate of $4.5 million in equipment, furniture and fixtures, of which approximately $3.2 million had been acquired through capital lease obligations. In addition, the Company leases its office and laboratory facilities as well as certain scientific equipment under operating leases. The Company has no material commitments for the acquisition of property and equipment.

The Company intends to use its financial resources to fund clinical trials, research and development, manufacturing scale-up, and for working capital and other general corporate purposes. Anticipated near-term expenses include costs of additional clinical trials for LJP 394, the production of LJP 394 for toxicology studies and clinical trials, and the expansion of research activities. The Company anticipates that its existing capital (including the net proceeds of approximately $9.8 million from the July and August 1996 public stock offering, which are not included in the June 30, 1996 balance sheet herein) and interest earned thereon will be sufficient to fund the Company's operations as currently planned for at least the next 18 months. However, the amounts expended by the Company for various purposes may vary significantly, and it is possible that the Company's cash requirements will differ materially from and exceed these forward-looking projections and that the Company will therefore need additional financing sooner than currently expected. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the size and complexity of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in applying for regulatory approvals, the costs involved in preparing, filing, prosecuting, maintain-

                         LA JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

ing and enforcing patent claims, competing technological and market developments, the ability of the Company to establish and maintain collaborative arrangements, and the cost of manufacturing scale-up and effective commercialization activities and arrangements. The Company expects to incur substantial and increasing losses each year for at least the next several years as it expands its current research and development programs and invests increasing amounts of capital in clinical trials, manufacturing scale-up activities, establishment of marketing and sales capabilities, and administration of a more complex organization.

The Company has no current means of generating cash flow from operations, and LJP 394 will not generate revenues, if at all, until it has been proven safe and effective, has received regulatory approval, and has been successfully commercialized, a process that is expected to take at least the next several years. The Company's other drug candidates are much less developed than LJP 394. There can be no assurance that the Company's product development efforts with respect to LJP 394 or any other drug candidate will be successfully completed, that required regulatory approvals will be obtained, or that any product, if introduced, will be successfully marketed or achieve commercial acceptance. Accordingly, the Company must continue to rely upon outside sources of financing to meet its capital needs for the foreseeable future.

The Company will continue to seek capital through any appropriate means, including the issuance of its securities and establishment of collaborative arrangements. However, there can be no assurance that additional financing will be available on acceptable terms, and the Company's negotiating position in its capital-raising efforts may worsen as it continues to use its existing resources. There also can be no assurance that the Company will be able to negotiate arrangements with any collaborative partners on acceptable terms, if at all, or that any such collaborations will be successful.

                         A JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

PART II. OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held On April 24, 1996. All of the Company's directors were re-elected. In addition, the Company's stockholders voted to amend the Company's 1994 Stock Incentive Plan to increase by 500,000 (subject to antidilution adjustments specified in the plan) the total number of shares of the Company's Common Stock that may be issued pursuant to such plan; and to provide for an automatic annual grant to each non-employee director of the Company, upon each re-election of such director to the board, of an option to purchase up to 3,000 shares of the Company's Common Stock. A total of 7,661,315 shares were voted for the amendment, 2,809,263 against, and there were 22,748 abstentions and broker non-votes.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS

                                                                      Sequentially
Exhibit                                                                 Numbered
Number                                            Exhibit                 Page
- --------                                          -------                 ----
  3.2        Bylaws of the Company                                          (*)

  3.3        Restated Certificate of Incorporation of the Company          (**)

  27         Financial Data Schedule                                        14

                  (b)     REPORTS ON FORM 8-K

                  The Company did not file any reports on Form 8-K during the three months ended June 30, 1996
- -------------
* Previously filed with the Company's Registration Statement on Form S-1 (No. 33-76480) as declared effective by the Securities and Exchange Commission on June 3, 1994 and incorporated herein by reference.

** Previously filed with the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

                         A JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                                    SIGNATURE

                                  JUNE 30, 1996

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               La Jolla Pharmaceutical Company

Date:  August 12, 1996         By:  /s/ Wood C. Erwin
                                 ---------------------------
                                    Wood C. Erwin
                                    Vice President Finance
                                    Chief Financial Officer
                                    Signed both on behalf of the Registrant and
                                    as Principal Accounting Officer.

                         A JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                                INDEX TO EXHIBITS

                                                                      Sequentially
Exhibit                                                                 Numbered
Number                                             Exhibit                Page
- -------                                            -------                ----
   3.2        Bylaws of the Company                                          (*)

   3.3        Restated Certificate of Incorporation of the Company          (**)

   27         Financial Data Schedule                                        14

- -------------------
* Previously filed with the Company's Registration Statement on Form S-1 (No. 33-76480) as declared effective by the Securities and Exchange Commission on June 3, 1994 and incorporated herein by reference.

** Previously filed with the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.