Form 10-Q
period 1996-09-30
LA JOLLA PHARMACEUTICAL CO
filed 1996-11-14
CIK 920465

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

MARK ONE

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________


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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__

The number of shares of the Registrant's common stock, $.01 par value, outstanding at September 30, 1996 was 16,262,491.

                         LA JOLLA PHARMACEUTICAL COMPANY
                                    FORM 10-Q
                                QUARTERLY REPORT


                                      INDEX

COVER PAGE ................................................................................        1

INDEX .....................................................................................        2

PART 1.  FINANCIAL INFORMATION

       ITEM 1.  Financial Statements (Unaudited)

       Balance Sheets as of September 30, 1996 and December 31, 1995 ......................        3

       Statements of Operations for the three months and nine months
       ended September 30, 1996 and 1995, and May 2, 1989 (inception) to September 30, 1996        4

       Statements of Cash Flows for the nine months
       ended September 30, 1996 and 1995, and May 2, 1989 (inception) to September 30, 1996        5

       Notes to Financial Statements ......................................................        6

       ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations ....................................................        7


PART II.  OTHER INFORMATION

       ITEM 1.  Legal Proceedings .........................................................        *

       ITEM 2.  Changes in Securities .....................................................        *

       ITEM 3.  Defaults upon Senior Securities ...........................................        *

       ITEM 4.  Submission of Matters to a Vote of Security Holders .......................        *

       ITEM 5.  Other information .........................................................        *

       ITEM 6.  Exhibits and Reports on Form 8-K ..........................................       11


SIGNATURE .................................................................................       13


* No information provided due to inapplicability of item.

                         LA JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                             (dollars in thousands)


PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS



                                                                 September 30,         December 31,
                                                                      1996                 1995
                                                                      ----                 ----
                                                                  (Unaudited)
ASSETS
Current assets:
       Cash and cash equivalents .........................            $  8,159             $ 19,804
       Short-term investments - available-for-sale .......              15,173                3,847
       Other current assets ..............................               1,062                  213
                                                                      --------             --------
              Total current assets .......................              24,394               23,864

Equipment, furniture and fixtures, net ...................               1,556                1,925
Patent costs and other assets, net .......................                 847                  586
                                                                      --------             --------
              Total Assets ...............................            $ 26,797             $ 26,375
                                                                      ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses .............            $    788             $    738
       Accrued payroll and related expenses ..............                 224                  398
       Current portion of obligations under capital leases                 778                  779
                                                                      --------             --------
              Total current liabilities ..................               1,790                1,915

Obligations under capital leases .........................                 263                  892

Commitments

Stockholders' equity:
       Common stock ......................................                 163                  140
       Additional paid-in capital ........................              72,457               62,647
       Note receivable from stockholder ..................                  --                  (14)
       Deficit accumulated during the development stage ..             (47,659)             (38,777)
       Deferred compensation .............................                (217)                (428)
                                                                      --------             --------
              Total stockholders' equity .................              24,744               23,568
                                                                      --------             --------

              Total Liabilities and Stockholders' Equity .            $ 26,797             $ 26,375
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

                         LA JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (dollars in thousands, except per share amounts)


                                                                                                                   May 2, 1989
                                            Three Months Ended                       Nine Months Ended            (inception) to
                                              September 30,                            September 30,              September 30,
                                         1996                1995                 1996               1995             1996
                                         ----                ----                 ----                ----             ----
Revenue from corporate partner
(Note 3)                             $         --        $      3,000        $         --        $     3,000        $  3,000

Expenses:
   Research and development                 2,676               3,064               7,818              7,502          43,713
   General and administrative                 631                 410               1,810              1,291          10,800
                                     ------------        ------------        ------------        -----------        --------



Loss from operations                       (3,307)               (474)             (9,628)            (5,793)        (51,513)


Interest income                               274                 264                 896                603           4,813

Interest expense                              (42)                (72)               (150)              (237)           (960)
                                     ------------        ------------        ------------        -----------        --------



Net loss                             $     (3,075)       $       (282)       $     (8,882)       $    (5,427)       $(47,660)
                                     ============        ============        ============        ===========        ========

Net loss per share                   $       (.19)       $       (.02)       $      (.60)       $       (.54)
                                     ============        ============        ===========        ============



Shares used in computing
loss per share                         16,160,000          12,046,000          14,777,000          9,978,000
                                      ============        ============        ===========         ==========


See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)


                                                                                                        May 2, 1989
                                                                            Nine Months Ended          (inception) to
                                                                             September 30,              September 30,
                                                                           1996          1995               1996
                                                                           ----          ----               ----
OPERATING ACTIVITIES
Net loss                                                               $ (8,882)       $ (5,427)       $(47,659)
Adjustments to reconcile net loss to net cash used for operating activities:
     Write off of patent costs                                               --              --             209
     Depreciation and amortization                                          567             584           3,103
     Amortization of deferred compensation                                  211             202             696
     Common stock issued for interest                                        --              --              11
     Change in operating assets and liabilities:
         Other current assets                                              (861)             61          (1,074)
         Accounts payable and accrued liabilities                            50             318             654
         Accrued payroll and related expenses                              (174)            (64)            204
                                                                       --------        --------        --------

Net cash used for operating activities                                   (9,089)         (4,326)        (43,856)

INVESTING ACTIVITIES
(Increase) decrease in short-term investments                           (11,326)          2,502         (15,173)
Additions to equipment, furniture and fixtures                             (180)           (118)         (2,841)
Proceeds from sale-leaseback of equipment                                    --              --           1,747
Increase in patent costs and other assets                                  (267)            (56)           (845)
                                                                       --------        --------        --------

Net cash provided by (used for) investing activities                    (11,773)          2,328         (17,112)

FINANCING ACTIVITIES
Payment on notes receivable from stockholder                                 14              13              61
Net proceeds from issuance of preferred stock                                --              --          26,373
Net proceeds from issuance of common stock                                9,833           9,809          40,718
Proceeds from bridge notes                                                   --              --           4,156
Payments on capital lease obligations                                      (630)           (557)         (2,181)
                                                                       --------        --------        --------

Net cash provided by financing activities                                 9,217           9,265          69,127

Net increase (decrease) in cash and cash equivalents                    (11,645)          7,267           8,159
Cash and cash equivalents at beginning of period                         19,804          11,417              --
                                                                       --------        --------        --------

Cash and cash equivalents at end of period                             $  8,159        $ 18,684        $  8,159
                                                                       ========        ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                          $    150        $    237        $    949
                                                                       ========        ========        ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
Capital lease obligations incurred for equipment, furniture and        $     --        $    132        $  3,222
fixtures                                                               ========        ========        ========


See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 1996


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of La Jolla Pharmaceutical Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1995 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

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

                         LA JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)


PART 1. FINANCIAL INFORMATION

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

The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and potential revenues from collaborative arrangements, if any, and such fluctuations may be significant. The Company's research and development expenses are expected to increase significantly in the future as the Company increases its development efforts. As of September 30, 1996, the Company's accumulated deficit was $47.7 million.

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

RESULTS OF OPERATIONS

The Company had no revenues in the first nine months of 1996 and had $3.0 million in revenues for the first nine months of 1995, consisting of a one-time payment received in September 1995 upon the execution of its agreement with Leo Pharmaceutical. The agreement was subsequently terminated in May 1996 as described above and will not result in further revenue.

Research and development expenses decreased to $2.7 million for the third quarter of 1996 from $3.1 million for the same period in 1995. For the nine months ended September 30, 1996, research and development expenses increased to $7.8 from $7.5 million for the same period in 1995. The decrease in research and development expenses for the third quarter of 1996 compared to the third quarter of 1995 was primarily due to clinical trial costs and costs associated with collaboration activities in 1995, partially offset by an increase in manufacturing scale-up activities for the Company's next clinical trials. The decrease in research and development costs from the third quarter of 1995 was not typical and is not expected to recur; research and development expenses are expected to increase quarter-to-quarter in the future. The increase in research and development expenses for the nine months ended September 30, 1996 compared to the same period in 1995, was due primarily to manufacturing scale-up activities for the

                         LA JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

Company's next clinical trials of LJP 394, additions to research and development personnel, expansion of the Company's research and development programs, and increased facilities expenditures.

General and administrative expenses increased to $631,000 for the third quarter of 1996 from $410,000 for the same period in 1995. For the nine months ended September 30, 1996, general and administrative expenses increased to $1.8 million from $1.3 million for the same period in 1995. The increase was primarily attributable to increased personnel to support increased research and development and clinical activities, and increased corporate development expenditures. The Company expects general and administrative expense to increase at a greater rate in the future, among other reasons, because the Company is taking on additional space in an adjacent building to accommodate anticipated increases in manufacturing and research and development activities.

Interest income increased to $274,000 for the third quarter of 1996 from $264,000 for the same period in 1995. For the nine months ended September 30, 1996, interest income increased to $896,000 from $603,000 for the same period in 1995. The increase in interest income was due to higher investment balances following receipt of the net proceeds of the Company's public offerings in July and August 1996, and in June 1995, its sale of stock to a private investor in October 1995, and the payment from Leo Pharmaceutical in September 1995. For the third quarter of 1996, interest expense decreased to $42,000 from $72,000 for the same period in 1995. For the nine months ended September 30, 1996, interest expense decreased to $150,000 from $237,000 for the same period in 1995. The decrease was the result of decreases in the Company's capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations through private and public offerings of its securities, capital and operating lease transactions, the payment from Leo Pharmaceutical, and interest income on its invested cash balances. As of September 30, 1996, the Company had raised $71.6 million in net proceeds since inception from sales of equity securities.

At September 30, 1996, the Company had $23.3 million in cash, cash equivalents and short-term investments, as compared to $23.7 million at December 31, 1995. The Company's working capital at September 30, 1996 was $22.6 million compared to $21.9 million at December 31, 1995. The increases in cash, cash equivalents and short-term investments and in working capital resulted from the net proceeds of approximately $9.8 million from an underwritten public stock offering in July and August 1996, partially offset by the continued use of the Company's cash toward expenses of ongoing research and development and clinical programs, and related general and administrative expenses. The Company invests its cash in investment-grade, interest bearing instruments.

As of September 30, 1996, the Company had acquired an aggregate of $4.6 million in equipment, furniture and fixtures, of which approximately $3.2 million had been acquired through capital lease obligations. In addition, the Company leases its office and laboratory facilities as well as certain scientific equipment under operating leases. The Company anticipates increasing investment in furniture, fixtures and equipment to enhance its manufacturing capabilities and build out additional space in its headquarters facility to accommodate expected increases in research and development and manufacturing activities.

The Company intends to use its financial resources to fund clinical trials, research and development, manufacturing scale-up, and for working capital and other general corporate purposes. Anticipated near-term expenses include costs of additional clinical trials for LJP 394, the production of LJP 394 for toxicology studies and clinical trials, build out of additional space, and the expansion of research activities. The Company anticipates that its existing capital and interest earned thereon will be sufficient to fund the Company's operations as currently planned for at least the next 15 months. However, the amounts expended by the Company for various purposes may vary significantly, and it is possible that the Company's cash requirements will differ materially from and exceed these forward-looking projections and

                         LA JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

that the Company will therefore need additional financing sooner than currently expected. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the size and complexity of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in applying for regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the ability of the Company to establish and maintain collaborative arrangements, and the cost of manufacturing scale-up and effective commercialization activities and arrangements. The Company expects to incur substantial and increasing losses each year for at least the next several years as it expands its current research and development programs and invests increasing amounts of capital in clinical trials, manufacturing scale-up activities, establishment of marketing and sales capabilities, and administration of a more complex organization.

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

                         LA JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

PART II.           OTHER INFORMATION

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

                   (a)  EXHIBIT


       Exhibit
       Number     Description
       ------     -----------
       3.2         Bylaws of the Company                                                                    (1)
       3.3         Restated Certificate of Incorporation of the Company                                     (4)
       10.1        Intentionally omitted
       10.2        Stock Option Agreement dated February 4, 1993 entitling Joseph Stemler to
                   purchase 35,000 shares of Common Stock                                                   (1) *
       10.3        Letter regarding terms of employment and potential severance of Stephen M.
                   Coutts                                                                                   (1) *
       10.4        Intentionally omitted
       10.5        Intentionally omitted
       10.6        Steven B. Engle Employment Agreement                                                     (1) *
       10.7        Form of Directors and Officers Indemnification Agreement                                 (1)
       10.8        La Jolla Pharmaceutical Company 1992 Master Rights Agreement and
                   Amendment No. 1 thereto                                                                  (1)
       10.9        Exclusive License Agreement dated September 1, 1991 regarding PLA2 inhibition technology between the Company and the Regents of the University
                   of California                                                                            (1)
       10.10       Option and Collaborative Research Agreement dated June 10, 1991 regarding certain compounds for potential treatment of muscular dystrophies
                   or myasthenia gravis between the Company and CepTor Corporation                          (1)
       10.11       Consulting Agreement dated September 1, 1991 between the Company and
                   Dr. Edward A. Dennis                                                                     (1)
       10.12       Agreement dated September 1, 1991 regarding stock purchase between the
                   Company and Dr. Edward A. Dennis                                                         (1)
       10.13       Form of Employee Invention and Confidential Information Agreement (1)
       10.14       Industrial Real Estate Lease                                                             (1)
       10.15       Letter Agreement dated January 31, 1994 between the Company and D.
                   Blech & Company, Incorporated                                                            (1)
       10.16       Master Lease Agreement dated June 22, 1993 with Aberlyn Capital
                   Management Limited Partnership ("ACM") and related Agreements to Issue
                   Warrant with Warrants issued to ACM and Aberlyn Holding Company, Inc.                    (1)
       10.17       La Jolla Pharmaceutical Company 1989 Incentive Stock Option Plan and
                   1989 Nonstatutory Stock Option Plan                                                      (1) *
       10.18       Form of Stock Option Agreement under the 1989 Nonstatutory Stock Option Plan             (1)
       10.19       La Jolla Pharmaceutical Company 1994 Incentive Stock Option Plan                         (1) *
       10.20       Intentionally omitted
       10.21       Letter Agreement dated June 7, 1993 between the Company and Vector
                   Securities International regarding Vector's engagement as financial advisor to
                   the Company with respect to potential corporate strategic alliances                      (1)

                         LA JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)


       10.22       Aberlyn Holding Company, Inc. regarding Aberlyn's engagement as financial and investment banking advisor to the Company with respect to potential
                   strategic alliances with Korean pharmaceutical companies                                 (1)
       10.23       Bridge Financing Agreement dated May 20, 1994 among the Company and
                   certain stockholders                                                                     (1)
       10.24       Intentionally omitted
       10.25       Second Amendment to Lease dated June 30, 1994 by and between the
                   Company and BRE Properties, Inc.                                                         (2)
       10.26       PCOS Purchase Agreement dated June 16, 1994 by and between the
                   Company and Large Scale Biology Corporation                                              (3)
       10.27       Third Amendment to Lease dated January 26, 1995 by and between the
                   Company and BRE Properties, Inc.                                                         (5)
       10.28       Form of Company Lock-Up Agreement                                                        (6)
       10.29       Master Lease Agreement dated September 13, 1995 by and between the
                   Company and Comdisco Electronics Group                                                   (7)
       10.30       License Agreement dated September 18, 1995 between the Company and
                   Leo Pharmaceutical Products Ltd.                                                         (8)
       10.31       Agreement dated September 22, 1995 between the Company and Joseph
                   Stemler regarding option vesting                                                         (8) *
       10.32       Consulting Agreement dated January 1, 1996 between the Company and
                   Joseph Stemler                                                                           (8) *
       10.33       Building Lease Agreement effective November 1, 1996 by and between the
                   Company and WCB II-S BRD Limited Partnership                                                 +
       27          Financial Data Schedule                                                                      +


                   (b)     REPORTS ON FORM 8-K

                   The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

--------------

  +   This exhibit is filed herewith.
  *   This exhibit is a management contract or compensatory plan or arrangement.

(1) Previously filed with the Company's Registration Statement on Form S-1 (No. 33-76480) as declared effective by the Securities and Exchange Commission on June 3, 1994.

(2) Previously filed with the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1994 and incorporated by reference herein.

(3) Previously filed with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1994 and incorporated by reference herein.

(4) Previously filed with the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated by reference herein.

(5) Previously filed with the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995 and incorporated by reference herein.

(6) Previously filed with the Company's Registration Statement on Form S-1 (No. 33-92356) as declared effective by the Securities and Exchange Commission on June 15, 1995.

(7) Previously filed with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995 and incorporated by reference herein.

(8) Previously filed with the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated by reference herein.

                         LA JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                                    SIGNATURE

                               SEPTEMBER 30, 1996


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               La Jolla Pharmaceutical Company



Date:  November 13, 1996       By:         /s/ Wood C. Erwin
                                 ---------------------------
                                    Wood C. Erwin
                                    Vice President Finance
                                    Chief Financial Officer
                                    Signed both on behalf of the Registrant and
                                    as Principal Accounting Officer.

                         LA JOLLA PHARMACEUTICAL COMPANY
                          (A DEVELOPMENT STAGE COMPANY)


                                INDEX TO EXHIBITS



Exhibit
Number                                                    Exhibit
------                                                    -------

10.33              Building Lease Agreement effective November 1, 1996 by and between the
                   Company and WCB II-S BRD Limited Partnership

27                 Financial Data Schedule