Form 10-K405
period 1996-12-31
LA JOLLA PHARMACEUTICAL CO
filed 1997-03-31
CIK 920465

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the fiscal year ended DECEMBER 31, 1996



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from _______________ to _______________

Commission file number 0-24274

                         LA JOLLA PHARMACEUTICAL COMPANY
             (Exact name of registrant as specified in its charter)

                             DELAWARE                                                       33-0361285
(State or other jurisdiction of incorporation of organization)                 (I.R.S. Employer Identification No.)

                   6455 NANCY RIDGE DRIVE, SAN DIEGO, CA 92121
                     Address of principal executive offices
                                 (619) 452-6600
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:              None

Securities registered pursuant to Section 12(g) of the Act:              Common Stock, par value $0.01
                                                                         Warrants

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq Stock Market on March 17, 1997, was $84,239,488. The number of shares of the Registrant's common stock, $.01 par value, outstanding at March 17, 1997 was 17,279,895.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates certain information by reference from the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 13, 1997, which proxy statement will be filed on or about March 31, 1997.

                           FORWARD-LOOKING STATEMENTS


         This Report includes forward-looking statements, including without limitation those dealing with the Company's drug development plans and clinical trials, its relationship with Abbott Laboratories ("Abbott"), and other matters described in terms of the Company's plans and expectations. The forward-looking statements in this Report involve risks and uncertainties, and a number of factors, both foreseen and unforeseen, which could cause actual results to differ from the Company's current expectations. The Company's ongoing Phase II/III clinical trial of LJP 394, the Company's drug candidate for the treatment of lupus, could result in a finding that LJP 394 is not effective in producing a sustained reduction of dsDNA antibodies in large patient populations or does not provide a meaningful clinical benefit. The Company's other potential drug candidates are at earlier stages of development and involve comparable risks. Payments by Abbott to the Company are contingent upon progress of clinical trials and the Company's achievement of certain other milestones that might not be met. The relationship with Abbott could be terminated by either party for various reasons. Clinical trials could be delayed and could have negative or inconclusive results. Additional risk factors include the uncertainty of future revenue from product sales or other sources such as collaborative relationships, the uncertainty of future profitability, the Company's dependence on patents and other proprietary rights, the Company's limited manufacturing capabilities and the Company's lack of marketing experience. Readers are cautioned not to place undue reliance upon forward-looking statements, which speak only as of the date hereof, and the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described below under the heading "Certain Risk Factors" and elsewhere in this Report and in other reports and registration statements of the Company filed with the SEC from time to time.



                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         La Jolla Pharmaceutical Company is a biopharmaceutical company focused on the research and development of highly specific therapeutics for the treatment of certain life-threatening antibody-mediated diseases. These diseases, including autoimmune conditions such as lupus and antibody-mediated stroke, are caused by abnormal B cell production of antibodies that attack healthy tissues. Current therapies for these autoimmune disorders only address symptoms of the disease or nonspecifically suppress the normal operation of the immune system, which often results in severe, adverse side effects and hospitalization. The Company believes that its drug candidates, called Toleragens, will treat the underlying cause of many antibody-mediated diseases without these severe, adverse side effects. The Company is currently conducting a Phase II/III pivotal clinical trial initiated in December 1996 for its lupus drug candidate, LJP 394.

ANTIBODY-MEDIATED DISEASES

         The immune system is the major biological defense mechanism responsible for recognizing and fighting disease. The immune system identifies antigens, such as bacteria, viruses and other disease-causing substances, and seeks to rid the body of these antigens. There are two fundamental types of immune responses: cell-mediated and antibody-mediated. Cell-mediated immunity is primarily responsible for ridding the body of cells that have become infected. Antibody-mediated immunity is primarily responsible for eliminating circulating antigens. These immune responses are controlled by the activities of white blood cells called T cells and B cells. T cells provide cell-mediated immunity and regulate B cells. B cells produce antibodies that recognize and help to eliminate antigens.

         Each B cell produces antibodies against a specific structure on the antigen's surface called an epitope. The B cell is triggered to produce antibodies when the specific epitope is recognized by and binds to the antibody receptors on the surface of the B cell and only when the B cell receives an appropriate signal from a T cell. When an epitope binds to the B cell with no corresponding T cell signal, the B cell may become "tolerized" and cease to produce antibodies.

         A properly functioning immune system distinguishes between antigens and the body's healthy tissues. In a malfunctioning immune system, healthy tissue may trigger an immune response that causes B cells to produce disease-causing antibodies, resulting in antibody-mediated autoimmune disease. For example, B cells can produce disease-causing antibodies that are associated with the destruction of the kidneys in lupus and the wasting of muscles in myasthenia gravis. Other antibody-mediated disorders include antibody-mediated stroke, heart attacks, deep vein thrombosis, recurrent fetal loss, Rh hemolytic disease of the newborn and Graves' disease.

         Current therapies for antibody-mediated diseases have significant shortcomings, including severe side effects and a lack of specificity. Mild forms of antibody-mediated diseases are generally treated with drugs that address only the disease symptoms and fail to suppress disease progression because they do not control the production of disease-causing antibodies. Severe antibody-mediated diseases are generally treated with high levels of steroids and immunosuppressive therapy (primarily anti-cancer drugs) which broadly suppress the normal function of the entire immune system. These therapies can leave patients susceptible to potentially life-threatening infections that may require hospitalization. Repeated dosing with steroids may cause other serious conditions, including diabetes, hypertension, cataracts, osteoporosis and psychosis, that may limit the use of this therapy. The use of chemotherapy may lead to acute problems, including weight loss and nausea, and long-term adverse effects, including sterility and an increased risk of malignancies.

LJP'S TOLERANCE TECHNOLOGY PROGRAM

         The Company's Tolerance Technology program focuses on the discovery and development of proprietary therapeutics, called Toleragens, which target and suppress the production of specific disease-causing antibodies without affecting the protective functions of the immune system. The Company believes that its Toleragens will treat the underlying causes of antibody-mediated diseases, and that its Tolerance Technology can be applied broadly wherever antibodies are involved in the disease process.

         Toleragens are composed of disease-specific epitopes and a carrier platform, which are proprietary chemical structures developed and synthesized by the Company. To mimic the unique epitopes on an antigen's surface, LJP identifies and synthesizes epitopes specific to particular antibody-mediated diseases and attaches or conjugates these epitopes to the carrier platform, which serves as a vehicle for presenting the epitopes to the antibody receptors on the targeted B cell. When the epitope binds to the antibody receptors on the B cell in the absence of a T cell signal, the B cell may become tolerized and cease to produce disease-causing antibodies. The Company believes that the Toleragen carrier platform, or a modification thereof, can be used with epitopes specific to other diseases to create additional therapeutics targeted at different antibody-mediated diseases.

         The Company designs its Toleragens to bind selectively to disease-causing B cells without affecting the function of disease-fighting B cells. This process involves: (i) collecting and purifying the disease-causing antibodies from patients with the targeted disease; (ii) generating and selecting an epitope that strongly binds to the purified antibodies; (iii) modifying the epitope's structure to maximize its binding properties (optimization) and (iv) linking the optimized epitope to the carrier platform. The Company believes this process enables the Company to create Toleragens that will preferentially tolerize and shut down B cells that generate antibodies with the highest binding affinity, which are believed to be the most harmful. To achieve this process, the Company utilizes advanced technologies in order to identify suitable epitopes that will bind to targeted disease-causing B cells. These technologies include:

         Combinatorial Epitope Libraries. Since 1991, the Company has been developing epitope libraries to provide a large and diverse pool of epitope candidates for screening. Each library is a collection of billions of different epitopes that are created by introducing random sequences of DNA into bacterial viruses. These DNA sequences direct the viruses to express a wide variety of epitopes on their surfaces. LJP has used these libraries in the development of drug candidates for lupus, antibody-mediated stroke, heart attack, deep vein thrombosis, recurrent fetal loss, Rh hemolytic disease and myasthenia gravis.

         Molecular Modeling Capabilities. The Company uses nuclear magnetic resonance spectroscopy (NMR) and molecular modeling software to determine and analyze important three-dimensional structural features of epitopes and the related disease-causing antibodies. These capabilities permit further optimization of epitopes to increase their binding to targeted B cells.

         Disease-Specific Screening Methods and Assays. The Company clones and expresses receptors that are associated with the targeted disease to screen the disease-causing antibodies from patient blood. After screening, these antibodies are presented to the epitope libraries through a series of assays in order to identify suitable epitope candidates. Using these methods, the Company more rapidly and efficiently selects lead epitope candidates with the highest antibody binding affinity.

         Chemical Optimization Expertise. The Company optimizes each lead epitope candidate by changing its chemical structure. These changes to the molecule increase its binding affinity and stability. The Company then attaches multiple copies of the lead epitope to the carrier platform to create a Toleragen. The Company's carrier platform technology provides a stable presentation of multiple copies of the epitope in an optimal configuration that increases binding affinity and thus tolerization of B cells.

BUSINESS STRATEGY

         The Company's objective is to become the leading developer of highly specific therapeutics for the treatment of life-threatening antibody-mediated disorders such as lupus, antibody-mediated stroke, recurrent fetal loss, deep vein thrombosis, Rh hemolytic disease of the newborn, myasthenia gravis, heart attack and Graves' disease. The Company's strategy includes the following key elements:

         Complete Clinical Development of LJP 394. The Company's primary near-term goal is to complete development of LJP 394 to treat lupus. The Company initiated a pivotal Phase II/III clinical trial in December 1996 to evaluate the safety and efficacy of the drug in a larger population of patients.

         Apply Tolerance Technology to Life-threatening Antibody-mediated Diseases. The Company is focusing on chronic, life-threatening antibody-mediated diseases, such as lupus, for which there are no existing treatments or for which current therapeutics have significant limitations. The Company intends to use its Tolerance Technology to design therapeutics that specifically address other targeted antibody-mediated diseases without adversely affecting normal immune system function.

         Utilize Strategic Alliances to Develop and Commercialize Product Candidates. The Company has a strategic alliance with Abbott for the worldwide development and commercialization of LJP 394, and intends to seek appropriate collaborations with other pharmaceutical companies to provide support for its research programs and the clinical development and commercialization of other drug candidates.

         Exploit Proprietary Manufacturing Technology. Through the production of LJP 394 for clinical trials, the Company has developed proprietary synthesis and conjugation technologies that are being used in the development of its other Toleragen candidates. The Company intends to further develop these technologies in order to increase manufacturing efficiencies and to apply its know-how to the development and manufacture of other potential products.

         Expand Intellectual Property Leadership Position. The Company owns nine issued patents and has filed 37 patent applications covering the Company's Tolerance Technology and its lupus and antibody-mediated stroke drug candidates. The Company plans to broaden this position with further discoveries and patent filings.

PRODUCTS UNDER DEVELOPMENT

         The Lupus Program

         Lupus is a life-threatening antibody-mediated disease in which disease-causing antibodies damage various tissues. According to recent information compiled by the Lupus Foundation of America and other sources and epidemiological studies conducted in the 1970s, the number of lupus patients in the United States is between 250,000 and 1,000,000, with 16,000 new cases diagnosed each year. Approximately nine out of 10 lupus patients are women, who usually develop the disease during their childbearing years. Lupus is characterized by a number of symptoms, including chronic kidney inflammation, which can lead to kidney failure, and serious episodes of cardiac and central nervous system inflammation, as well as arthritis and rashes. Approximately 80% of patients will progress to more serious disease symptoms, and approximately 50% of lupus patients have renal involvement.

         Antibodies to double-stranded DNA ("dsDNA") can be detected in approximately 90% of untreated lupus patients, and are widely believed to cause kidney disease (nephritis), often resulting in morbidity and mortality in lupus patients. These antibodies are also associated with episodes of potentially life-threatening inflammation called flares, which may occur more than once per year and usually require intensive care hospitalization. Significant kidney destruction occurs during flares. Lupus nephritis can lead to deterioration of kidney function and end-stage kidney disease, requiring long-term renal dialysis or kidney transplantation.

         Current treatments for lupus patients with kidney disease and other serious symptoms usually include repeated administration of steroids, often at high levels that can have toxic effects when used as a chronic treatment regimen. Many patients with advanced disease are also treated with immunosuppressive therapy, including anti-cancer drugs, that have a general suppressive effect on the immune system and may be carcinogenic. This immunosuppressive treatment leaves the patient vulnerable to serious infection and is a significant cause of morbidity and mortality.

         The Company has designed LJP 394 to suppress the production of antibodies to dsDNA in lupus patients without suppressing the normal function of the immune system. The design of LJP 394 is based upon scientific evidence of the role of antibodies to dsDNA in lupus. A recent study indicated that a rise in the level of antibodies to dsDNA may be predictive of flares in lupus patients with renal involvement, and that suppressing antibodies to dsDNA by treating these patients with steroids that non-specifically lower antibody levels prevents relapses in a majority of patients. In a mouse model of lupus nephritis that generates elevated levels of antibodies to dsDNA, administration of LJP 394 reduced the production of antibodies to dsDNA, reduced the number of antibody forming cells, and reduced kidney disease while extending the life of the animals. The Company believes that its own and other studies provide evidence that inhibiting antibodies to dsDNA may provide an effective therapy for lupus nephritis.

         Certain studies of lupus patients indicate that antibodies to dsDNA with the highest binding affinity are associated with the most damage to the kidneys. The Company believes that its Tolerance Technology process preferentially targets these antibodies.

         Results of Clinical Trials

         Based on its preclinical findings, the Company filed an IND application for LJP 394 with the FDA in August 1994. In a double-blind, placebo-controlled Phase I clinical trial in December 1994, healthy volunteers received LJP 394 and displayed no significant drug-related adverse effects and no immune reaction to the drug.

         The Company's Phase II clinical trials included a single-dose trial, a repeat escalating-dose trial, and a dose-ranging trial. The single-dose clinical trial evaluated the safety of a single, 100 mg intravenous dose of LJP 394 in four female lupus patients by monitoring antibody levels, blood chemistry, vital signs and complement (inflammation-promoting proteins) levels for 28 days after dosing. LJP 394 was well tolerated by all four patients, with no drug-related adverse clinical symptoms and no clinically significant complement level changes. In addition, no clinically significant immune complex formation (inflammation-promoting accumulation of antibodies and antigens) was observed, indicating the absence of an adverse immune response to LJP 394. A transient reduction in dsDNA antibody levels was also observed. These results were presented at the American College of Rheumatology Conference in October 1995.

         The repeat escalating-dose clinical trial involved two female patients, each receiving doses of 10, 10, 50, 50, 100 and 100 mg of LJP 394 at two-week intervals. After the 10-week dosing regimen, patients were followed for six weeks. LJP 394 was well tolerated with no drug-related adverse clinical symptoms, no clinically significant complement changes, and no significant immune complex formation. Six weeks after the last dose, the antibody levels in both patients remained suppressed below baseline levels.

         The dose-ranging trial evaluated 58 patients with mild lupus symptoms (53 females and five males). All patients were clinically stable and had dsDNA antibody levels exceeding those generally found in healthy individuals. The patients were organized into nine treatment groups at three dose levels (1 mg, 10 mg and 50 mg), and three frequencies (once per week, once every two weeks and once every four weeks). Patients were randomized to one of the nine treatment groups so that at each dose and frequency, four to seven patients received LJP 394 and one patient received a placebo.

         Patients in the weekly treatment groups showed a dose-response correlation between increasing doses of LJP 394 and reductions of levels of dsDNA antibodies. In patients treated weekly with 10 mg or 50 mg doses of LJP 394, antibodies to dsDNA were reduced by statistically significant levels and remained suppressed in certain patients for up to two months after the last dose. In the patient group treated weekly with 50 mg, the reductions in median levels of dsDNA antibodies were accompanied by increases in median levels of two important inflammation-related complement proteins, C3 and C4, which normally decrease during active lupus renal disease and increase with clinical improvement. These study data suggest that complement levels and antibody levels were normalizing in parallel.

         Throughout the dose-ranging trial, the drug was well tolerated with no clinically significant dose-related adverse reactions observed. Three patients who began the study experienced lupus flares, and three other patients were hospitalized as a result of transient adverse events that the treating clinicians believed were unrelated to the underlying disease or LJP 394. Two of the patients with flares withdrew from the study, as did four patients who experienced exacerbations of lupus and one patient with herpes rash. However, no relationship was observed between the development of an adverse event and the dose or frequency of administration of LJP 394.

         In December 1996, the Company initiated a pivotal, multicenter Phase II/III clinical trial of LJP 394 in an expanded population of approximately 300 lupus patients. The purpose of the trial is to evaluate the safety of the drug and its potential to prevent renal flares, reduce disease severity and the need for immunosuppressive steroids/chemotherapy drugs and hospitalization, and improve patients' quality of life. The trial is being conducted in collaboration with Abbott and is expected to take at least two years. This is a double-blind trial and the Company does not expect to announce interim results. The trial and the development of LJP 394 in general involve many risks and uncertainties, and there can be no assurance that any interim clinical results can be replicated in further clinical testing or that LJP 394 will be effective in inducing and sustaining antibody suppression, will prove to be clinically safe or effective, or will receive required regulatory approvals. If the Phase II/III trial produces negative or inconclusive results, the Company's business and financial condition will be adversely affected and it may be difficult or impossible for the Company to survive.

         Antibody-Mediated Stroke and Recurrent Fetal Loss

         Researchers believe that anticardiolipin antibodies promote arterial and venous blood clots, which can cause a variety of life-threatening medical problems. For example, blood clots that lodge in the brain cause stroke and those that lodge in the legs cause deep vein thrombosis. There are at least six diseases associated with these antibodies: antibody-mediated stroke, heart attack, recurrent fetal loss, thrombocytopenia (platelet deficiencies), deep vein thrombosis, and complications following cardiovascular surgery. The Company's program to develop a Toleragen to treat anticardiolipin antibodies targets stroke, myocardial infarction, deep vein thrombosis, post operative complications, and recurrent fetal loss. These antibodies have been shown to promote the formation of blood clots leading to multiple, recurring, and potentially life threatening conditions.

         Stroke is a leading cause of death in the United States. In 1994, there were approximately two million stroke patients in the United States, approximately 500,000 new episodes occurred and approximately 150,000 people died from stroke. This debilitating condition results from acute neurological injury caused by the blockage or rupture of blood vessels in the brain. Many of the blockages are caused by thromboses (blood clots), which clinicians believe may be caused by a number of factors including a class of antibodies called anticardiolipin antibodies, which can be identified and measured by a clinical laboratory assay. It is estimated that 5 to 10% of the strokes in the United States (affecting 100,000 to 200,000 patients) are caused by these antibodies. Antibody-mediated stroke is thought to occur in younger individuals and with greater frequency than non-antibody-mediated stroke. The cost of treatment for a survivor of a serious stroke is approximately $30,000 per year for life, consisting of hospitalization and home nursing care costs.

         Anticardiolipin antibodies are also associated with recurrent fetal loss, a major cause of repeated miscarriage. Published clinical reports estimate that many women with elevated anticardiolipin antibody levels experience multiple miscarriages, delayed fetal development or premature childbirth. Elevated levels of anticardiolipin antibodies are also found in approximately 30% of patients with other clotting disorders, including myocardial infarction (heart attack), deep vein thrombosis, thrombocytopenia (platelet deficiency), cardiac valve lesion as well as in approximately 30% of lupus patients. In myocardial infarction, the relative risk of having an event or death is twice as high in people with high anticardiolipin antibodies and this risk is independent of other risk factors. In deep vein thrombosis, anticardiolipin antibody positive patients have recurring deep vein thromboses twice as often as anticardiolipin antibody-negative patients.

         Current treatments for antibody-mediated thrombosis involve the use of steroids and chronic, potentially life-long anticoagulant therapy with drugs such as heparin or warfarin to prevent the formation of blood clots. Patients must be carefully monitored to minimize serious bleeding episodes which can occur because of the therapy. If patients are removed from anticoagulant therapy, they are at an increased risk of stroke or another thrombotic episode. Warfarin is not recommended in the treatment of recurrent fetal loss because it is toxic to the developing fetus.

         The Company believes that a Toleragen that binds to B cells producing anticardiolipin antibodies may suppress antibody production and prevent or reduce antibody-associated blood clots. To develop such a Toleragen, the Company established a supply of blood samples from representative stroke and recurrent fetal loss patients and purified antibodies from these samples. We have used these blood samples to identify several epitopes that react with a subset of patients and have built one Tolergen candidate. We continue our efforts to identify and optimize more broadly cross-reactive epitopes prior to developing a potential Toleragen candidate.

         Rh Hemolytic Disease of the Newborn

         Rh hemolytic disease of the newborn is a life-threatening fetal condition characterized by the hemolysis (destruction) of fetal red blood cells. This condition occurs in Rh incompatible pregnancies in which maternal antibodies to Rh cross the placenta, bind to fetal red blood cells and cause their destruction. Rh is a family of proteins on the surface of red blood cells. When the most common form of these proteins is present, the blood type is Rh(+), and when it is absent, the blood type is Rh(-). A pregnancy is "Rh incompatible" when the fetus is Rh(+) and the mother is Rh(-).

         Each year approximately 500,000 women in the United States have Rh incompatible pregnancies. Despite current treatments that attempt to control maternal immune systems with immunoglobulin, approximately 5,000 of these women each year begin producing antibodies against fetal red blood cells and therefore become part of the existing pool of patients who are at risk of developing Rh hemolytic disease in a subsequent pregnancy. Every year approximately 5,000 women from this pool of patients have pregnancies that result in severe cases of Rh hemolytic disease, which can result in loss of the fetus. This condition is treated by intrauterine fetal blood transfusions and associated amniocentesis procedures, which are usually repeated several times prior to birth, are risky to the fetus and mother, and can cost more than $30,000 during the course of a pregnancy. The Company believes that these women, as well as others who produce Rh antibodies and avoid pregnancy altogether, could be treated with an Rh Toleragen.

         The Company believes that a Toleragen that binds to the appropriate maternal B cells will suppress Rh antibody production, and that once the level of antibodies to Rh(+) red blood cells is reduced, the risk of life-threatening hemolysis will be eliminated. LJP has purified antibodies to Rh from blood samples taken from sensitized patients and has identified several epitopes bound by antibodies to Rh. The Company is currently using its epitope libraries to screen and further define these epitopes, with the expectation of using selected epitopes to synthesize lead Toleragens.



         Other Antibody-Mediated Diseases

         The Company believes its Tolerance Technology may be applicable to many diseases and conditions caused by the production of disease-causing antibodies, including myasthenia gravis and Graves' disease. Myasthenia gravis is a form of muscular paralysis in which neuromuscular receptors are attacked by antibodies, which can lead to a wasting of muscles, progressive loss of strength and life-threatening respiratory arrest. This disease affected an estimated 20,000 people in the United States in 1994. Graves' disease is caused by antibodies that bind to the thyroid stimulating hormone receptor and stimulate excessive production of thyroid hormones, which results in hyperthyroidism (including potentially life-threatening increases in heart rate, blood pressure and body temperature). Graves' disease affected over one million people in the United States in 1987. The Company has cloned human receptors for acetylcholine (for myasthenia gravis) and thyroid stimulating hormone (for Graves' disease), which can be used to purify antibodies from the blood of patients in order to identify potential epitope candidates.

COLLABORATIVE ARRANGEMENTS

         As part of its business strategy, the Company pursues collaborations with pharmaceutical companies in an effort to access their research, drug development, manufacturing, marketing and financial resources. In December 1996, the Company entered into a collaborative relationship with Abbott for worldwide development and commercialization of LJP 394. Under the terms of a license and supply agreement between Abbott and the Company, Abbott obtained the exclusive right to market and sell LJP 394 throughout the world, and the Company retained manufacturing rights and ownership of all of its patents relating to the drug. Abbott will pay escalating royalties to the Company on sales of LJP 394, with additional premiums payable if specified sales levels are achieved. Abbott will also purchase the drug in bulk form from the Company at prices calculated as a percentage of Abbott's net sales.

         Abbott will pay future clinical development costs and is responsible for obtaining worldwide regulatory approvals. Pending regulatory approval, Abbott and the Company will cooperate in development and clinical trials for the drug, and Abbott will pay development costs incurred by the Company in accordance with a development plan and budgets to be mutually agreed upon. Abbott will handle marketing activities throughout the world, with cooperation and assistance from the Company. The Company is obligated to develop appropriate manufacturing capabilities and conduct patent prosecution in the major markets of the world.

         Concurrently with the formation of the collaborative relationship, Abbott made an initial $4 million license payment to the Company and purchased 1,000,050 shares of LJP's common stock for gross proceeds of $4.0 million. Abbott is obligated to make milestone payments upon the attainment of various performance and regulatory objectives and the Company has the right to require Abbott to purchase up to $4.0 million in LJP common stock in each of calendar 1997 and 1998. Both Abbott and the Company have the right to terminate the agreement under certain circumstances.

         The Company intends to pursue collaborative arrangements with other pharmaceutical companies to assist in its research programs and the clinical development and commercialization of other drug candidates. There can be no assurance that the Company will be able to negotiate arrangements with any other collaborative partners on acceptable terms, if at all, and any additional collaborative relationships are likely to include contingencies comparable to those affecting the Abbott relationship. Once a collaborative relationship is established, there can be no assurance that the collaborative partner will continue funding any particular program or will not pursue alternative technologies or develop alternative drug candidates, either individually or in collaboration with others, including the Company's competitors, as a means for developing treatments for the diseases targeted by the Company. Furthermore, competing products, either developed by a collaborative partner or to which a collaborative partner has rights, may result in the withdrawal of support by the collaborative partner with respect to all or a portion of the Company's technology.

         Failure to establish or maintain collaborative arrangements will require the Company to fund its own research and development activities, resulting in accelerated depletion of the Company's capital, and will require the Company to develop its own marketing capabilities for any drug candidate that may receive regulatory approval. The failure of any collaborative partner to continue funding any particular program of the Company or to commercialize successfully any product could delay or halt the development or commercialization of any products involved in such program. As a result, failure to establish or maintain collaborative arrangements could have a material adverse effect on the Company's business, financial condition and results of operations.

MANUFACTURING

         The Company has constructed and is presently operating a pilot production plant for the manufacture of LJP 394 for clinical trials. Through internal development programs and external collaborations, the Company has made several improvements to the manufacturing process for LJP 394 that have reduced costs and increased capacity, and the Company believes sufficient capacity now exists to meet its anticipated research and clinical trial needs for LJP 394. The Company has developed proprietary synthesis and conjugation technologies that are being used in the development of its other Toleragen candidates. The Company intends to further develop these technologies in order to increase manufacturing efficiencies and apply its know-how to the development and manufacture of other potential products.

         However, the Company's current facilities are not yet adequate for commercial production. In order to meet its obligations to supply all LJP 394 in bulk form to Abbott for packaging and commercial resale, the Company will be required to invest substantial amounts of capital in the expansion of its facilities. The manufacture of the Company's potential products for clinical trials and the manufacture of any resulting products for commercial purposes is subject to cGMP as defined by the FDA. The Company has never operated an FDA-approved manufacturing facility, and there can be no assurance that it will obtain the necessary approvals. The Company has limited manufacturing experience, and no assurance can be given that it will be able to make the transition to commercial production successfully. The Company may enter into arrangements with contract manufacturers to expand its own production capacity in order to meet requirements for its products, or to attempt to improve manufacturing efficiency. If the Company chooses to contract for manufacturing services and encounters delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its finished products, clinical trials, market introduction and subsequent sales of such products would be adversely affected. Moreover, contract manufacturers must operate in compliance with the FDA's cGMP requirements. The Company's potential dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and deliver such products on a timely and competitive basis.

MARKETING AND SALES

         In order to commercialize any drug candidate approved by the FDA, the Company must either develop a marketing and sales force or enter into marketing arrangements with third parties. Such arrangements may be exclusive or nonexclusive and may provide for marketing rights worldwide or in a specific market. Abbott has agreed to be responsible for worldwide marketing of LJP 394, but the Abbott agreement may terminate under certain circumstances and the Company has no arrangements with third parties for marketing of any other drug candidates. There can be no assurance that the Company will be able to enter into any additional marketing agreements on terms favorable to the Company, if at all, or that any such agreements that the Company may enter into will result in payments to the Company. Under the Abbott agreement and any co-promotion or other marketing and sales arrangements that may be entered into with other companies, any revenues to be received by the Company will be dependent on the efforts of others and there can be no assurance that such efforts will be successful. To the extent that the Company chooses to attempt to develop its own marketing and sales capability, it will compete with other companies that currently have experienced and well-funded marketing and sales operations. Furthermore, there can be no assurance that the Company or any collaborative partner will be able to establish sales and distribution capabilities without undue delays or expenditures or gain market acceptance for any of the Company's drug candidates.

PATENTS AND PROPRIETARY TECHNOLOGIES

         The Company files patent applications in the United States and in foreign countries, as it deems appropriate, for protection of its proprietary technologies and drug candidates. The Company owns nine issued patents and has filed 37 patent applications covering its Tolerance Technology and its lupus and antibody-mediated stroke drug candidates. The Company's issued patents include four issued United States patents and one issued Australian patent concerning its lupus Toleragens (expiring in 2009, 2011, 2013, 2014 and 2011, respectively), one issued United States patent concerning its overall Tolerance Technology (expiring in 2010) and one United States patent (expiring in 2012) on linkage chemistries for its Toleragens. The Company has received Notices of Intent to grant a European patent (expiring in 2011) on its lupus Toleragens and a European patent (expiring in 2012) on its overall Tolerance Technology, and has also received a Notice of Allowance from the Japanese patent office (expiring in 2012) on its overall Tolerance Technology. The Company also has an option to obtain the exclusive license to several issued United States patents and related technology concerning compounds that may be used in the potential treatment of muscular dystrophies or myasthenia gravis. The Company's decision to exercise the option, which will require payment of a nonrefundable advance against future royalties of $100,000, will be made based upon the results of future studies of this technology.

         The Company's success will depend upon its ability to obtain patent protection for its therapeutic approaches and for any developed products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. While the Company has received patents covering certain aspects of its technology, there can be no assurance that any additional patents will be issued, that the scope of any patent protection will be sufficient, or that any current or future issued patents will be held valid if subsequently challenged.

         There is a substantial backlog of biotechnology patent applications at the USPTO that may delay the review and issuance of any patents. The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions, and no consistent policy has emerged regarding the breadth of claims covered in biotechnology patents or protection afforded by such patents. To date, the Company has rights to certain United States and foreign issued patents and has filed or participated as a licensee in the filing of a number of patent applications in the United States relating to the Company's technology, as well as foreign counterparts of certain of these applications in certain countries. The Company intends to continue to file applications as appropriate for patents covering both its products and processes. There can be no assurance that patents will issue from any of these applications, or that claims allowed under issued patents will be sufficient to protect the Company's technology. Patent applications in the United States are maintained in secrecy until a patent issues, and the Company cannot be certain that others have not filed patent applications for technology covered by the Company's pending applications or that the Company was the first to invent, or to file patent applications for, such technology. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes that block or compete with those of the Company.

         A number of pharmaceutical and biotechnology companies and research and academic institutions have filed or may file patent applications, and have received or may receive patents, in the fields being pursued by the Company. Certain of these applications or patents may be competitive with the Company's applications or conflict in certain respects with claims made under the Company's applications. In particular, the Company is aware of one currently pending United States patent application that, if allowed, may contain claims covering subject matter that may be competitive or conflicting with the Company's patents and patent applications. Any conflict between the Company's patents and patent applications and patents or patent applications of third parties could result in a significant reduction of the coverage of the Company's existing patents or any future patents that may be issued. In addition, to determine the priority of inventions, the Company may have to participate in interference proceedings declared by the USPTO or in opposition, nullity or other proceedings before foreign agencies with respect to any of its existing patents or patent applications or any future patents or applications, which could result in substantial cost to the Company. Further, the Company may have to participate at substantial cost in International Trade Commission proceedings to abate importation of goods which would compete unfairly with products of the Company. If patents containing competitive or conflicting claims are issued to other parties and such claims are ultimately determined to be valid, there can be no assurance that the Company would be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology.

         The Company also relies upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with its commercial partners, collaborators, employees and consultants. The Company also has invention or patent assignment agreements with its employees and certain consultants. There can be no assurance that relevant inventions will not be developed by a person not bound by an invention assignment agreement, or that binding agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. In addition, the Company could incur substantial costs in defending against suits brought against it by others for infringement of intellectual property rights or in prosecuting suits which the Company might bring against other parties to protect its intellectual property rights.

COMPETITION

         The biotechnology and pharmaceutical industries are subject to rapid technological change. Competition from domestic and foreign biotechnology companies, large pharmaceutical companies and other institutions is intense and expected to increase. A number of companies are pursuing the development of pharmaceuticals in the Company's targeted areas. [These include Genelabs Technologies, Inc., which is conducting Phase III clinical trials of a hormone for the treatment of lupus, and other competitors that are working on third-generation steroids.] Other companies are in earlier stages of developing other potential therapies for lupus.

         In addition, there are many academic institutions, both public and private, engaged in activities relating to research and development of therapeutics for autoimmune, inflammatory and other diseases. Most of these companies and institutions have substantially greater facilities, resources, research and development capabilities, regulatory compliance expertise, and manufacturing and marketing capabilities than the Company. In addition, other technologies may in the future be the basis of competitive products. There can be no assurance that the Company's competitors will not develop or obtain regulatory approval for products more rapidly than the Company, or develop and market technologies and products that are more effective than those being developed by the Company or that would render the Company's technology and proposed products obsolete or noncompetitive.

         The Company believes that its ability to compete successfully will depend upon its ability to attract and retain experienced scientists, develop patented or proprietary technologies and products, obtain regulatory approvals, manufacture and market products either alone or through third parties, and secure additional capital resources to fund anticipated net losses for at least the next several years. The Company expects that competition among products approved for marketing will be based in large part upon product safety, efficacy, reliability, availability, price and patent position.

GOVERNMENT REGULATION

         The Company's research and development activities and the future manufacturing and marketing of any products developed by the Company are subject to significant regulation by numerous government authorities in the United States and other countries. In the United States, the Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of any products the Company may develop. In addition to FDA regulations, the Company is subject to other federal, state and local regulations such as the Occupational Safety and Health Act and the Environmental Protection Act as well as regulations governing the handling, use and disposal of radioactive and other hazardous materials used by the Company in its research activities. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. In addition, this regulatory framework is subject to changes that may affect approval, delay an application or require additional expenditures by the Company.

         The steps required before a pharmaceutical compound may be marketed in the United States include (i) preclinical laboratory and animal testing, (ii) submission to the FDA of an IND application, which must become effective before clinical trials may commence, (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug, (iv) submission to the FDA of an NDA and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA. Drug product manufacturing establishments located in California also must be licensed by the State of California in compliance with separate regulatory requirements.

         Preclinical testing includes laboratory evaluation of product chemistry and animal studies to assess the safety and efficacy of the product and its formulation. The results of preclinical testing are submitted to the FDA as part of an IND and, unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA.

         Clinical trials involve administration of the drug to healthy volunteers or to patients diagnosed with the condition for which the drug is being tested under the supervision of a qualified clinical investigator. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. Each clinical trial is conducted under the auspices of an independent Institutional Review Board (the "IRB"). The IRB will consider, among other matters, ethical factors, the safety of human subjects and the possible liability of the institution.

         Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves trials in a limited patient population to (i) characterize the actions of the drug in targeted indications, (ii) determine drug tolerance and optimal dosage and (iii) identify possible adverse side effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase II clinical trials, Phase III clinical trials are undertaken to further evaluate and confirm clinical efficacy and safety within an expanded patient population at multiple clinical trial sites. The FDA reviews both the clinical plans and the results of the trials and may discontinue the trials at any time if significant safety issues arise.

         The results of preclinical testing and clinical trials are submitted to the FDA in the form of an NDA or Product License Application for marketing approval. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. In addition, the Company will be required to obtain separate regulatory approval for each indicated use of a drug. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials.

         Additional preclinical testing or clinical trials may be requested during the FDA review period and may delay marketing approval. After FDA approval for the initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications. The FDA mandates that adverse effects be reported to the FDA and may also require post-marketing testing to monitor for adverse effects, which can involve significant expense.

         Among the conditions for FDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the FDA's cGMP requirements. Domestic manufacturing facilities are subject to biennial FDA inspections and foreign manufacturing facilities are subject to periodic inspections by the FDA or foreign regulatory authorities.

         The Company is also subject to numerous and varying foreign regulatory requirements governing the design and conduct of clinical trials and marketing approval for pharmaceutical products to be marketed outside of the United States. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval, and approval by the FDA does not ensure approval by the health authorities of any other country.

EMPLOYEES

         The Company has 84 full-time employees (including 18 Ph.D.s and M.D.s.), 69 of whom are involved full-time in research, development and manufacturing scale-up activities. All of the Company's management have had prior experience with pharmaceutical, biotechnology or medical product companies. The Company believes that it has been successful in attracting skilled and experienced scientific personnel, but competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain the individuals needed. None of the Company's employees are covered by collective bargaining agreements, and management considers relations with the Company's employees to be good.

LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings.



                              CERTAIN RISK FACTORS

         The Company's business is subject to a number of risks, including but not limited to the following. Additional risks related to the Company are described in the preceding sections of this Report and in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

UNCERTAINTIES RELATED TO CLINICAL TRIALS

         The Company must demonstrate that LJP 394, the Company's only drug candidate in clinical trials, is safe and effective for use in each target indication prior to applying for any regulatory approvals in any market. The results from preclinical testing and clinical trials of LJP 394 conducted to date may not be indicative of results that may be obtained in further clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The rate of completion of the Company's clinical trials may be delayed by many factors, including slower than anticipated patient enrollment, a slower timetable as determined by the Company or a collaborative partner, or any other adverse event. During the course of clinical trials, patients can die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested but which can nevertheless affect clinical trial results. There can be no assurance that the Company will be permitted by regulatory authorities in the U.S. or any other country to undertake additional clinical trials of LJP 394 or to initiate clinical trials of any other drug candidates, or that any clinical trials undertaken by the Company will be completed successfully within any particular time period, if at all. Any delays in, or termination of, the Company's clinical trial efforts would have a material adverse effect on the Company's business, financial condition and results of operations. There also can be no assurance that LJP 394 or any other drug candidate of the Company will prove to be safe or effective in clinical trials, that LJP 394 or any other drug candidate of the Company will receive regulatory approval in any market for any indication, or that any clinical trials undertaken by the Company will result in marketable products. If LJP 394 is not shown to be safe and effective in clinical trials, the resulting delays in developing any other drug candidate and conducting related preclinical testing and clinical trials, as well as the need for additional financing, would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Products Under Development -- Results of Clinical Trials."

EARLY STAGE OF PRODUCT DEVELOPMENT; TECHNOLOGICAL UNCERTAINTIES

         All of the Company's product development efforts are based upon unproven technologies and therapeutic approaches that have not been widely tested or used. To date, the Company's Tolerance Technology has been used only in the preclinical tests and clinical trials of LJP 394 conducted by the Company. Application of Tolerance Technology to antibody-mediated diseases other than lupus is in earlier discovery or preclinical research stages. LJP 394 and any other potential drug candidates of the Company will require significant additional research and development and are subject to significant risks. Potential products that appear to be promising at early stages of development may be ineffective or cause harmful side effects during preclinical testing or clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture, be uneconomical to produce (particularly if high doses are required), fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. There can be no assurance that the Company's product development efforts with respect to LJP 394 or any other drug candidate will be successfully completed, that required regulatory approvals will be obtained or that any product, if introduced, will be successfully marketed or achieve commercial acceptance.

         The mechanism of action utilized by LJP 394 is unproven in humans, and to date, no therapeutic products have been developed that target the activity of specific B cells. There can be no assurance that LJP 394 will reliably induce or sustain suppression of disease-causing antibodies, or that LJP 394 will prove to be safe or effective. Furthermore, clinical trials of LJP 394 may be viewed as a test of the Company's entire Tolerance Technology approach. If these clinical trials encounter problems or are otherwise unsuccessful, the applicability of the Company's Tolerance Technology to other antibody-mediated diseases will be highly uncertain. Therefore, there is significant risk that the Company's therapeutic approaches will not prove to be successful, and there can be no assurance that the Company's drug discovery technologies will result in any commercially successful products. See "Business -- Products Under Development."

UNCERTAINTY OF COLLABORATIVE ARRANGEMENTS

         As part of its business strategy, the Company pursues collaborations with pharmaceutical companies in an effort to access their research, drug development, manufacturing, marketing and financial resources. In December 1996 the Company entered into a collaborative agreement with Abbott pursuant to which Abbott obtained the exclusive right to market and sell LJP 394 throughout the world in exchange for royalties on sales, development financing, and certain milestone payments. Abbott's obligations to make payments to the Company and to conduct development activities are contingent upon the progress of clinical trials and the attainment of certain milestones related to regulatory approvals and sales levels. There can be no assurance that these contingencies will be met. Furthermore, Abbott has the right to terminate the relationship at any time based on documented safety or efficacy issues, and without cause within 90 days of receipt of the results of the pending Phase II/III clinical trial that was initiated in December 1996 and is expected to be completed some time in 1999.

         The Company intends to pursue collaborative arrangements with other pharmaceutical companies to assist in its research programs and the clinical development and commercialization of its other drug candidates. There can be no assurance that the Company will be able to negotiate arrangements with any other collaborative partners on acceptable terms, if at all, and any additional collaborative relationships are likely to include contingencies comparable to those affecting the Abbott arrangement. Once a collaborative arrangement is established, there can be no assurance that the collaborative partner will continue funding any particular program or will not pursue alternative technologies or develop alternative drug candidates, either individually or in collaboration with others, including the Company's competitors, as a means for developing treatments for the diseases targeted by the Company. Furthermore, competing products, either developed by a collaborative partner or to which a collaborative partner has rights, may result in the withdrawal of support by the collaborative partner with respect to all or a portion of the Company's technology.

         Failure to establish or maintain collaborative arrangements will require the Company to fund its own research and development activities, resulting in accelerated depletion of the Company's capital, and will require the Company to develop its own marketing capabilities for any drug candidate that may receive regulatory approval. The failure of any collaborative partner to continue funding any particular program of the Company or to commercialize successfully any product could delay or halt the development or commercialization of any products involved in such program. As a result, failure to establish or maintain collaborative arrangements would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Collaborative Arrangements."

NEED FOR ADDITIONAL FUNDING; UNCERTAIN ACCESS TO CAPITAL

         The Company's operations to date have consumed substantial capital resources, and LJP will continue to require substantial and increasing amounts of capital to support research, product development, preclinical testing and clinical trials of its drug candidates, to establish commercial-scale manufacturing capabilities, and to market its potential products. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the size and complexity of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in applying for regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the ability of the Company to establish and maintain collaborative research and development arrangements and the cost of manufacturing scale-up and effective commercialization activities and arrangements. The Company expects financing provided by Abbott for development, commercialization and marketing of LJP 394 to reduce the Company's rate of consumption of its own funds in the short term. However, Abbott's financing is subject to various conditions and may be unavailable if conditions and milestones are not met or if Abbott decides not to pursue development of LJP 394 after the results of the pending Phase II/III clinical trial are reviewed. In addition, initiation and progress of additional drug development programs is expected to result in increased expenditures of the Company's funds. Accordingly, the Company expects to incur significant losses each year for at least the next several years as its clinical trial, research, development and manufacturing scale-up activities increase, and losses may exceed those experienced in prior years if the scope of the Company's programs reaches expected levels, if Abbott does not provide all financing currently anticipated for development of LJP 394, or if the Company is not successful in establishing additional collaborative relationships to help finance other drug discovery programs. The Company expects its existing capital resources, together with anticipated financing from Abbott, to be sufficient to fund the Company's activities, as currently planned, through 1998. However, the amounts expended by the Company for various purposes may vary significantly and Abbott's financial support for development of LJP 394 may terminate under certain circumstances. It is therefore possible that the Company's cash requirements will exceed current projections and that the Company will therefore need additional financing sooner than currently expected. There can be no assurance that the Company will have adequate resources to support its existing or future business activities.

         The Company actively seeks additional funding, including through collaborative arrangements and public and private financings. The Company's choice of financing alternatives may vary from time to time depending upon various factors, including the market price of the Company's securities, conditions in the financial markets, and the interest of other entities in strategic transactions with the Company. There can be no assurance that additional financing will be available on acceptable terms, if at all, whether through collaborative arrangement, issuance of securities, or otherwise. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or potential products, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

         The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of approximately $48.4 million as of December 31, 1996. The continued development of the Company's products will require the commitment of substantial resources to conduct expanded research and preclinical and clinical development programs, to enhance manufacturing capabilities, and to establish additional quality control, regulatory, administrative and marketing and sales capabilities. The Company expects to incur significant losses each year for at least the next several years as its research, development, clinical trial and manufacturing scale-up activities increase, and losses may exceed those experienced in prior years if the scope of the Company's programs reaches expected levels, if Abbott does not provide all financing currently anticipated for development of LJP 394, or if the Company is not successful in establishing additional collaborative relationships to help finance other drug discovery programs. To achieve profitability the Company must, among other things, complete development of its products, obtain regulatory approvals and establish commercial manufacturing and marketing capabilities. The amount of net losses and the time required by the Company to reach sustained profitability are highly uncertain, and the Company does not expect to generate revenues from the sale of products, if any, for at least several years. There can be no assurance that the

Company will obtain required regulatory approvals, or successfully develop, manufacture, commercialize and market products or that the Company will ever achieve product revenues or profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVAL

         Prior to marketing, any potential product developed by the Company must undergo an extensive regulatory approval process that includes preclinical testing and clinical trials and may include post-marketing surveillance of each compound to establish its safety and efficacy. This regulatory process can take many years and require the expenditure of substantial resources. Data obtained from the Company's preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered based upon changes in policies of the United States Food and Drug Administration ("FDA") for drug approval during the period of product development and FDA regulatory review of each submitted new drug application ("NDA"). Similar delays may also be encountered in foreign countries. Regulatory approval for a drug may entail limitations on its indicated uses. In addition, the Company will be required to obtain separate regulatory approval for each indicated use of a drug. Even if regulatory approval is obtained, a marketed drug and its manufacturer are subject to continuing review, and discovery of previously unknown problems with a product or manufacturer may have adverse effects on the Company's business, financial condition and results of operations, including withdrawal of the product from the market. Violations of regulatory requirements at any stage, including preclinical testing and clinical trials, the approval process or post-approval surveillance, may result in various adverse consequences including the FDA's delay in approving or its refusal to approve a product, withdrawal of an approved product from the market and the imposition of criminal penalties against the manufacturer and NDA holder. The Company has not submitted any Investigational New Drug ("IND") application for any drug candidate other than LJP 394, and none of the Company's drug candidates has been approved for commercialization in the United States or elsewhere. There can be no assurance that regulatory approval will be obtained for any drugs developed by the Company. Failure to obtain requisite government approvals or approvals of the scope requested would delay or preclude the Company or any licensees or marketing partners from marketing the Company's potential products or limit the commercial use of such products and will have a material adverse effect on the Company's business, financial condition and results of operations. The Company is also subject to numerous and varying foreign regulatory requirements governing the design and conduct of clinical trials and marketing approval for pharmaceutical products to be marketed outside of the United States. The regulatory procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval, and if approval by the FDA were granted, such approval does not ensure approval by the health authorities of any other country. See "Business -- Government Regulation."

PATENTS AND PROPRIETARY TECHNOLOGY

         The Company's success will depend heavily upon its ability to obtain patent protection for its therapeutic approach and for any developed products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. While the Company has received nine United States patents and one Australian patent covering certain aspects of its technology, there can be no assurance that any additional patents will be issued, or that the scope of any patent protection will be sufficient, or that any current or future issued patent will be held valid if subsequently challenged. There is a substantial backlog of biotechnology patent applications at the United States Patent and Trademark Office ("USPTO") that may delay the review and issuance of any patents. The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions, and no consistent policy has emerged regarding the breadth of claims covered in biotechnology patents or protection afforded by such patents. To date, the Company has rights to certain United States and foreign issued patents and has filed or participated as a licensee in the filing of a number of patent applications in the United States relating to the Company's technology, as well as foreign counterparts of certain of these applications in certain countries. The Company intends to continue to file applications as appropriate for patents covering both its products and processes. There can be no assurance that patents will issue from any of these applications, or that claims allowed under issued patents will be sufficient to protect the Company's technology. Patent applications in the United States are maintained in secrecy until a patent issues, and the Company cannot be certain that others have not filed patent applications for technology covered by the Company's pending applications or that the Company was the first to invent, or to file patent applications for, such technology. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes that block or compete with those of the Company.

         A number of pharmaceutical and biotechnology companies and research and academic institutions have filed or may file patent applications, and have received or may receive patents, in the fields being pursued by the Company. Certain of these applications or patents may be competitive with the Company's applications or conflict in certain respects with claims made under the Company's applications. In particular, the Company is aware of one currently pending United States patent application that, if allowed, may contain claims covering subject matter that may be competitive or conflicting with certain of the Company's patents and patent applications. Any conflict between the Company's patents and patent applications, and patents or patent applications of third parties, could result in a significant reduction of the coverage of the Company's existing patents or any future patents that may be issued. In addition, to determine the priority of inventions, the Company may have to participate in interference proceedings declared by the USPTO or in opposition, nullity or other proceedings before foreign agencies with respect to any of its existing patents or patent applications or any future patents or applications, which could result in substantial cost to the Company. Further, the Company may have to participate at substantial cost in International Trade Commission proceedings to abate importation of goods which would compete unfairly with products of the Company. If patents containing competitive or conflicting claims are issued to other parties and such claims are ultimately determined to be valid, there can be no assurance that the Company would be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology.

         The Company also relies upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with its commercial partners, collaborators, employees and consultants. The Company also has invention or patent assignment agreements with its employees and certain consultants. There can be no assurance that relevant inventions will not be developed by a person not bound by an invention assignment agreement, or that binding agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. In addition, the Company could incur substantial costs in defending against suits brought against it by others for infringement of intellectual property rights or in prosecuting suits which the Company might bring against other parties to protect its intellectual property rights. See "Business -- Patents and Proprietary Technologies."

COMPETITION AND TECHNOLOGICAL CHANGE

         The biotechnology and pharmaceutical industries are subject to rapid technological change. Competition from domestic and foreign biotechnology companies, large pharmaceutical companies and other institutions is intense and expected to increase. A number of companies are pursuing the development of pharmaceuticals in the Company's targeted areas. [These include Genelabs Technologies, Inc., which is conducting Phase III clinical trials of a hormone for the treatment of lupus, and other competitors that are working on third-generation steroids.] Many other companies are in earlier stages of developing other potential therapies for lupus.

         In addition, there are many academic institutions, both public and private, engaged in activities relating to research and development of therapeutics for autoimmune, inflammatory and other diseases. Most of these companies and institutions have substantially greater facilities, resources, research and development capabilities, regulatory compliance expertise, and manufacturing and marketing capabilities than the Company. In addition, other technologies may in the future be the basis of competitive products. There can be no assurance that the Company's competitors will not develop or obtain regulatory approval for products more rapidly than the Company, or develop and market technologies and products that are more effective than those being developed by the Company or that would render the Company's technology and proposed products obsolete or noncompetitive. See "Business -- Competition."

LIMITED MANUFACTURING CAPABILITIES

         The manufacture of the Company's potential products for clinical trials and the manufacture of any approved products for commercial purposes is subject to current Good Manufacturing Practices ("cGMP") as defined by the FDA. While the Company is producing limited quantities of LJP 394 for clinical trials, its current facilities are not adequate for commercial production of its potential products. Pursuant to its agreement with Abbott, the Company is responsible for manufacturing LJP 394 and selling it in bulk form to Abbott for packaging and commercial resale. Substantial capital investment in the expansion and build-out of the Company's manufacturing facilities will be required to enable manufacture of any products in commercial quantities. The Company has never operated an FDA-approved manufacturing facility, and there can be no assurance that it will obtain necessary approvals. The Company has limited manufacturing experience, and no assurance can be given that it will be able to make the transition to commercial production successfully. The Company may enter into arrangements with contract manufacturing companies to expand its own production capacity in order to meet requirements for its products, or to attempt to improve manufacturing efficiency. If the Company chooses to contract for manufacturing services and encounters delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its finished products, clinical trials, market introduction and subsequent sales of such products would be adversely affected. Moreover, contract manufacturers must operate in compliance with the FDA's cGMP requirements. The Company's potential dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and deliver such products on a timely and competitive basis. See "Business -- Manufacturing."

LACK OF MARKETING EXPERIENCE

         In order to commercialize any drug candidate approved by the FDA, the Company must either develop a marketing and sales force or enter into marketing arrangements with third parties. Abbott has agreed to be responsible for worldwide marketing of LJP 394, but the Abbott agreement may terminate under certain circumstances, and the Company has no arrangements with third parties for marketing of any of its other drug candidates. There can be no assurance that the Company will be able to enter into any additional marketing agreements on terms favorable to the Company, if at all, or that any such agreements that the Company may enter into will result in payments to the Company. Under the Abbott agreement and any co-promotion or other marketing and sales arrangements that may be entered into with other companies, any revenues to be received by the Company will be dependent on the efforts of others and there can be no assurance that such efforts will be successful. To the extent that the Company chooses to attempt to develop its own marketing and sales capabilities, it will compete with other companies that currently have experienced and well-funded marketing and sales operations. Furthermore, there can be no assurance that the Company or any collaborative partner will be able to establish sales and distribution capabilities without undue delays or expenditures or gain market acceptance for any of the Company's drug candidates. See "Business -- Marketing and Sales."

UNCERTAINTIES RELATED TO PHARMACEUTICAL PRICING AND REIMBURSEMENT

         The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means may have a material adverse effect on the Company's business, financial condition and results of operations. For example, in certain foreign markets, pricing and/or profitability of prescription pharmaceuticals are subject to government control. In the United States, the Company expects that there will continue to be a number of federal and state proposals to implement similar government control. In addition, increasing emphasis on managed care in the United States will continue to put pressure on pharmaceutical pricing. Cost control initiatives could decrease the price that the Company receives for any products it may develop and sell in the future and have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that cost control initiatives have a material adverse effect on the Company's commercial partners, the Company's ability to commercialize its products may be adversely affected.

         The Company's ability to commercialize pharmaceutical products may depend in part on the extent to which reimbursement for the products will be available from government health administration authorities, private health insurers and other third-party payors. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third-party payors, including Medicare, are increasingly challenging the prices charged for medical products and services. There can be no assurance that any third-party insurance coverage will be available to patients for any products developed by the Company. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing in some cases to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. If adequate coverage and reimbursement levels are not provided by government and other third-party payors for the Company's products, the market acceptance of these products would be adversely affected.

POTENTIAL PRODUCT LIABILITY; UNCERTAINTIES RELATED TO INSURANCE

         The Company has not received marketing approval from the FDA for any of its drug candidates and currently uses LJP 394 only in clinical trials. The use of LJP 394 or any of the Company's other potential products in such clinical trials and the sale of any approved products may expose the Company to liability claims resulting from the use of products or product candidates and associated negative publicity. These claims might be made directly by consumers, pharmaceutical companies or others. The Company maintains product liability insurance coverage for claims arising from the use of its products in clinical trials in the amount of $3.0 million. However, coverage is becoming increasingly expensive, and there can be no assurance that the Company will be able to maintain insurance or, if maintained, that insurance can be acquired at a reasonable cost or in sufficient amounts to protect the Company against losses due to liability that could have a material adverse effect on the Company's business, financial conditions and results of operations. There can be no assurance that the Company will be able to obtain product liability insurance on commercially reasonable terms for any product approved for marketing in the future or that insurance coverage and the resources of the Company would be sufficient to satisfy any liability resulting from product liability claims. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on its business, financial condition and results of operations.

DEPENDENCE UPON KEY EMPLOYEES AND CONSULTANTS

         The Company is highly dependent upon the principal members of its scientific and management staff, the loss of whose services would delay the achievement of its research and development objectives. The Company's anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical trials, government approvals, manufacturing, and marketing, are expected to place increased demands on the Company's resources and require the addition of new management personnel as well as the development of additional expertise by existing management personnel. Retaining the Company's current key employees and recruiting additional qualified scientific personnel to perform research and development work in the future will also be critical to the Company's success. Because competition for experienced scientists among numerous pharmaceutical and biotechnology companies and research and academic institutions is intense, there can be no assurance that the Company will be able to attract and retain such personnel.

         In addition, the Company relies upon consultants and advisors to assist the Company in formulating its research and development, clinical, regulatory and manufacturing strategies. All of the Company's consultants and advisors are employed outside the Company and may have commitments or consulting or advisory contracts with other entities that may affect their ability to contribute to the Company.

ENVIRONMENTAL MATTERS AND HAZARDOUS MATERIALS

         Due to the nature of its manufacturing processes, the Company is subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. There can be no assurance that the Company will not be required to incur significant costs to comply with environmental regulations as manufacturing is increased to commercial volumes, or that the operations, business or assets of the Company will not be materially and adversely affected by current or future environmental laws, rules, regulations and policies or by any releases or discharges of hazardous material.

         In its research activities, the Company utilizes radioactive and other materials that could be hazardous to human health, safety or the environment. These materials and various wastes resulting from their use are stored at the Company's facility pending ultimate use and disposal. The risk of accidental injury or contamination from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any resulting damages, and any such liability could exceed the Company's resources.

VOLATILITY OF COMMON STOCK PRICE

         The market prices for securities of biotechnology and pharmaceutical companies, including the Company, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new therapeutic products by the Company or others, clinical trial results, developments concerning agreements with collaborators, government regulation, developments in patent or other proprietary rights, public concern as to the safety of drugs discovered or developed by the Company or others, future sales of substantial amounts of Common Stock by existing stockholders, comments by securities analysts and general market conditions can have an adverse effect on the market price of the Common Stock. The realization of any of the risks described in these "Risk Factors" could have an adverse effect on market price of the Company's Common Stock. See "Market for Registrant's Common Equity and Related Stockholder Matters."

POTENTIAL ADVERSE EFFECTS OF SHARES ELIGIBLE FOR FUTURE SALE

         Sales of the Company's Common Stock in the public market, or the perception that such sales could occur, could adversely affect the prevailing market price of the Company's securities and impair the Company's ability to complete equity financings. The Company has outstanding approximately 8,902,000 shares of Common Stock that have been issued in registered public offerings, pursuant to the Company's Employee Stock Purchase Plan or upon exercise of stock options and are freely tradable in the public markets, and approximately 5,310,000 shares of Common Stock currently eligible for resale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). An additional 2,000,000 shares issued to an overseas investor pursuant to Regulation S under the Securities Act may also be resold. An additional 1,000,050 shares issued to Abbott may also be resold after a specified period. In addition, an aggregate of 4,170,853 shares of Common Stock are issuable upon exercise of warrants and stock options outstanding as of December 31, 1996, as follows: (i) 1,494,550 shares issuable upon exercise of the Company's publicly traded Redeemable Common Stock Purchase Warrants at an exercise price of $6.00 per share; (ii) 961,219 shares issuable upon exercise of various privately held warrants and options at a weighted average exercise price of $6.54 per share, and (iii) 1,715,084 shares issuable upon exercise of stock options outstanding under the Company's various stock option plans at a weighted average exercise price of $3.00 per share. The Company has in effect or intends to file registration statements under the Securities Act registering approximately 2,454,000 shares of Common Stock reserved under its employee stock option and purchase plans, up to 1,494,550 shares of Common Stock reserved for issuance upon exercise of the Company's publicly traded Redeemable Common Stock Purchase Warrants, and resale of approximately 701,219 shares of Common Stock issuable upon exercise of privately held warrants. Approximately 931,465 shares of Common Stock issuable upon future exercise of outstanding stock options will be available for public resale under Rule 144 pursuant to Rule 701 under the Securities Act. The Company is unable to estimate the number of shares of Common Stock that may actually be resold in the public market because this will depend upon the market price for the Common Stock, the individual circumstances of the sellers and other factors. The Company has a number of institutional stockholders that own significant blocks of the Company's Common Stock. If such stockholders sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing market price of the Company's Common Stock could be negatively affected.

ANTI-TAKEOVER PROVISIONS; POSSIBLE ISSUANCES OF PREFERRED STOCK

         Certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or delaying or preventing changes in the control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices. The Company may also issue shares of Preferred Stock without stockholder approval and upon such terms as the Company's Board of Directors may determine. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the Company's outstanding stock, and the holders of such Preferred Stock could have voting, dividend, liquidation and other rights superior to those of holders of the Common Stock.

ABSENCE OF DIVIDENDS

         The Company has not paid any cash dividends since its inception and does not anticipate paying any cash dividends in the foreseeable future.


ITEM 2.  PROPERTIES


         The Company leases two adjacent buildings in San Diego, California for a total of approximately 54,000 square-feet. Each building is subject to a lease, one that expires in 2001 and one that expires in 2004. Each lease includes an option exercisable by the Company to extend the term of the agreement for an additional five years and are subject to escalation clauses that provide for annual rent increases based on the consumer price index. The Company believes that these facilities will be adequate to meet its needs for the near term. Over the longer term, management believes additional space can be secured at commercially reasonable rates.


ITEM 3.

LEGAL PROCEEDINGS


         The Company is not a party to any legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and key employees of the Company and their ages are set forth below.

Steven B. Engle                42    Chairman of the Board, Chief Executive Officer, and
                                     Assistant Secretary

Stephen M. Coutts, Ph.D.       56    Executive Vice President of Research and Development

Peter G.  Ulrich               44    Senior Vice President of Corporate Development and
                                     Marketing

Bonnie Hepburn, M.D.           56    Vice President of Clinical Development

Mark  T. Edgar, Ph.D.          46    Vice President of Operations

Wood C. Erwin, CPA             46    Vice President of Finance, Chief Financial Officer and
                                     Secretary

Andrew Wiseman, Ph.D.          48    Director of Business Development



         STEVEN B. ENGLE, Chairman of the Board and Chief Executive Officer, joined the Company as Executive Vice President and Chief Operating Officer in 1993, became President and a Director in 1994, Chief Executive Officer in 1995 and Chairman of the Board in 1997. From 1991 to 1993, Mr. Engle served as Vice President of Marketing, Acting Vice President of Manufacturing and Acting Chief Executive Officer for Cygnus Inc., a publicly held company that develops drug delivery systems. From 1987 to 1991, he was Chief Executive Officer of Quantum Management Company, a management consulting firm serving the pharmaceutical and biotechnology industry. From 1984 to 1987, he was Vice President of Marketing and Divisional General Manager for Micro Power Systems Inc., a privately held company that manufactures high technology products including medical devices. He holds an MSEE and a BSEE in Biomedical Engineering from the University of Texas.

         STEPHEN M. COUTTS, Ph.D., has served as the Executive Vice President of Research and Development of the Company since its formation in May 1989. From 1987 until 1989, Dr. Coutts was Vice President of Therapeutics Research & Development for Quidel Corporation, a publicly held company that markets human diagnostic kits. From 1986 to 1987 he served as Executive Director of Scientific Research of the Purdue Frederick Company, a pharmaceutical company, and from 1976 to 1986 he held various positions with the Revlon Health Care Group, including Director of Revlon's Department of Immunobiology. From 1968 to 1976, Dr. Coutts held academic research and teaching positions at The Institute for Molecular Biology (Braunschweig, Germany) and Princeton University. Dr. Coutts holds an MBA from New York University and a Ph.D. in Biochemistry from Harvard University.

         PETER G. ULRICH joined the Company in December 1995 as Senior Vice President of Corporate Development and Marketing. Mr. Ulrich has served as President and Chief Executive Officer of three biotechnology companies:
MedClone, Inc., a biotechnology company developing therapuetics for autoimmune diseases from 1991 to 1994, LipoGen, Inc. from 1988 to 1990, and BIOTX from 1985 to 1988. From 1982 to 1985, he was the Vice President of Marketing at Analytical Luminescence Laboratory, and from 1974 to 1982 he held various positions with Baxter Travenol Laboratories, including International Marketing Manager and National Sales Manager. Before joining the Company, Mr. Ulrich served for one year as Assistant Vice President of Technology Development for the University of Alabama at Birmingham. Mr. Ulrich holds a B.A. from the University of Texas at Austin and a Masters Degree in International Business Administration from the University of Dallas.

         BONNIE HEPBURN, M.D, a practicing rheumatologist, joined the Company in April 1996 as Vice President of Clinical Development. Prior to joining the Company, from 1994 to 1995, Dr. Hepburn served as Director of Immunology Clinical Research for Centocor. From 1987 to 1994, Dr. Hepburn held several positions with Ciba-Geigy Ltd., including Head of Inflammation/Bone/Allergy Clinical Research, Executive Director of Anti-Inflammatory/Pulmonary Clinical Research, and Director of Regulatory Affairs. She served as a member and chairman on the FDA Arthritis Advisory Committee from 1980 to 1983 and also on the Committee for Revision of FDA Antirheumatic Drug Guidelines. Since 1975, Dr. Hepburn has held a faculty position at UMDNJ-Robert Wood Johnson Medical School (formerly Rutgers Medical School). Dr. Hepburn received her B.A. from Wellesley College and her M.D. from the University of Pennsylvania School of Medicine, and completed her medical residency and fellowship in rheumatology at the Mayo Clinic.

         MARK T. EDGAR, Ph.D. Vice President of Operations, joined the Company in May 1995 as Vice President of Manufacturing. Prior to joining the Company, Dr. Edgar was with Syntex Corp. for 15 years, during which time he served in a variety of capacities, including as Vice President and Director of the CNTF Program Management Team at Syntex Development Research from 1993 to 1995; Director of Operations at Syntex Bahamas Chemical from 1990 to 1993; and Director of Manufacturing Engineering and Materials at Syntex Laboratories, Inc. from 1987 to 1990. Dr. Edgar holds a Ph.D. in organic chemistry from Arizona State University and an MBA from the University of Colorado.

         WOOD C. ERWIN joined the Company as Vice President of Finance and Chief Financial Officer in January 1996. Before joining the Company, Mr. Erwin served during 1995 as Vice President of Finance and Chief Financial Officer of Resource Optimization, Inc., a software company. From 1992 to 1995 he served as Chief Financial Officer of MedClone, Inc., a biotechnology company developing therapeutics for autoimmune diseases. From 1991 to 1992, Mr. Erwin served as Vice President of Finance and Chief Financial Officer of Med Images, Inc., a provider of computerized services to hospitals; and from 1986 to 1991 as Chief Financial Officer and Director of Operations of LipoGen, Inc., a biotechnology company. Mr. Erwin was also the Controller of Plasti-Line, Inc., a publicly traded manufacturer of illuminated signs; Vice President of Finance of Kusan, Inc., a subsidiary of Bethlehem Steel Corp.; and Cost

Analyst for Oscar Meyer Company. Mr. Erwin holds BS and MBA degrees from the University of Tennessee and is a Certified Public Accountant and Certified Management Accountant.

         ANDREW WISEMAN, Ph.D., has served as the Director of Business Development for the Company since its formation in May 1989. From 1983 to 1989, Dr. Wiseman held several positions with Quidel Corporation, including Senior Research Scientist, Project Manager in Diagnostic Research and Development and Manager of Business Development. Dr. Wiseman was an Associate Member (Professor) at the Medical Biology Institute and an Assistant Member at the Scripps Clinic and Research Foundation and holds a Ph.D. in Genetics from Duke University.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock trades on the Nasdaq National Market under the symbol "LJPC". Set forth below are the high and low sales prices for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

                                             High                    Low
                                             ----                    ---
Year Ended December 31, 1996
            First Quarter                    9-3/8                   4-7/8
            Second Quarter                   8-7/8                   5-1/8
            Third Quarter                    6-7/16                  3-7/8
            Fourth Quarter                   6-5/16                  3-1/2

Year Ended December 31, 1995
            First Quarter                    3-5/8                   1-3/4
            Second Quarter                   4                       2-3/4
            Third Quarter                    5-5/8                   3-11/16
            Fourth Quarter                   5                       3-3/4

         The Company has not paid dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

         The approximate number of holders of record the Company's Common Stock as of March 17, 1997, was 288.

         In December 1996, the Company sold 1,000,050 shares of its Common Stock to Abbott for an aggregate price of $4.0 million. The sale was a privately negotiated sale to a single buyer and was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and there were no underwriters involved.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below and the financial statements of the Company and related notes thereto beginning at page F-1 of this Report.

                                                                      Years Ended December 31,
                                                                      ------------------------
                                                1992            1993            1994            1995            1996
                                                ----            ----            ----            ----            ----
                                                              (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:

Revenue from collaborative agreements          $      -        $      -        $      -        $  3,000        $  4,000

Expenses:
     Research and development                     4,425           6,737           8,499           9,804          11,663
     General and administrative                   1,052           1,386           2,049           2,390           2,920
                                               --------        --------        --------        --------        --------
Loss from operations                             (5,477)         (8,123)        (10,548)         (9,194)        (10,583)

Interest expense                                     --            (145)           (364)           (301)           (183)
Interest income                                     705             321             599             941           1,170
                                               --------        --------        --------        --------        --------

Net loss                                       $ (4,772)       $ (7,947)       $(10,313)       $ (8,554)       $ (9,596)
                                               ========        ========        ========        ========        ========

Net loss per share                             $   (.96)       $  (1.58)       $  (1.44)       $   (.79)       $   (.63)
                                               ========        ========        ========        ========        ========

Shares used in computing net loss per
     share (1)                                    4,949           5,016           7,137          10,883          15,150
                                               ========        ========        ========        ========        ========

BALANCE SHEET DATA:

Working capital                                $ 13,237        $  6,314        $ 12,643        $ 21,949        $ 25,886
Total assets                                   $ 15,269        $ 10,102        $ 17,094        $ 26,375        $ 31,687
Noncurrent portion of obligations under
     capital leases                            $     --        $  1,595        $  1,628        $    892        $    168
Stockholders' equity                           $ 14,855        $  6,938        $ 13,810        $ 23,568        $ 27,938

(1) See Note 1 of Notes to Financial Statements for an explanation of the computation of per share data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Since its inception in May 1989, the Company has devoted substantially all of its resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. The Company has never generated any revenue from product sales and has relied upon private and public investors, equipment lease financings, revenues from collaborative agreements, and interest income on invested cash balances for its working capital. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for at least the next several years as it increases expenditures on research and development and allocates significant and increasing resources to its clinical trials, manufacturing and marketing activities. The Company's activities to date are not as broad in depth or scope as the activities it must undertake in the future, and the Company's historical operations and the financial information included in this Report are not indicative of its future operating results or financial condition.

         The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and potential revenues from collaborative arrangements. Some of these fluctuations may be significant. The Company's research and development expenses are expected to increase significantly in the future as the Company increases its development efforts. As of December 31, 1996, the Company's accumulated deficit was approximately $48.4 million.

         The Company's business is subject to significant risks including, but not limited to, the risks inherent in its research and development efforts, including clinical trials, uncertainties associated with both obtaining and enforcing its patents and with the patent rights of others, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition, manufacturing uncertainties and dependence on its collaborative relationship with Abbott. Even if the Company's product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the products will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties.

RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

         Revenue. The Company had revenue of $4.0 million and $3.0 million in the years ended December 31, 1996 and 1995, respectively, and no revenue in the year ended December 31, 1994 (or at any other time since inception). In December 1996 the Company entered into a collaborative agreement with Abbott for the worldwide development and commercialization of LJP 394, the Company's lupus drug candidate. Revenue in 1996 is attributable solely to an up front license fee upon the signing of its collaborative agreement with Abbott. Revenue in 1995 was attributable solely to a one-time initial license fee under a prior collaborative agreement which was terminated in May 1996. The collaborative agreement with Abbott obligates Abbott to make further development funding and milestone payments, but both Abbott and the Company have the right to terminate the agreement under certain circumstances. Accordingly, there is no assurance that the Company will realize any further revenue from this arrangement or any other collaborative arrangement.

         Research and Development Expenses. The Company's research and development expenses increased to $11.7 million for the year ended December 31, 1996 from $9.8 million in 1995 and $8.5 million in 1994. Several factors contributed to this increase, including additions to research and development personnel, expansion of the Company's research and development programs, manufacturing scale-up activities, conduct of the Company's toxicology and clinical programs including Phase II/III clinical trials of LJP 394, and increased facilities expenditures. The Company's research and development expenses are expected to increase significantly in the future as the organization grows, efforts to develop additional drug candidates are intensified and potential products progress into and through clinical trials.

         General and Administrative Expenses. The Company's general and administrative expenses increased to $2.9 million for the year ended December 31, 1996 from $2.4 million in 1995 and $2.0 million in 1994. Several factors contributed to this increase, including increased personnel to support increased research and development and clinical activities, increased facilities expenditures and expanded business development activities. The Company expects general and administrative expenses to increase at a greater rate in the future because, among other reasons, the Company has leased additional space to house expanded research and development and manufacturing activities.

         Interest Income and Expense. The Company's interest income increased to $1.2 million for the year ended December 31, 1996 from $941,000 in 1995 and $599,000 in 1994. The increase in interest income in 1996 as compared to 1995 was due to the investment of the proceeds from the Company's additional public offering in July and August 1996. The increase in interest income in 1995 as compared to 1994 was due to the investment of the proceeds from the Company's public offering in June 1995, its sale of stock to a private investor in October 1995, and an initial payment from a former collaborative agreement in September 1995. Interest expense decreased to $183,000 for the year ended December 31, 1996 from $301,000 in 1995 and $364,000 in 1994. The decrease in interest expense was the result of decreases in the Company's capital lease obligations.

         Net Operating Loss Carryforwards. At December 31, 1996, the Company had available net operating loss carryforwards and research credit carryforwards of approximately $45.0 million and $2.3 million, respectively, for federal income tax purposes, which will begin to expire in 2004 unless previously utilized. Because of "change in ownership" provisions of the Tax Reform Act of 1986, the Company's net operating loss and tax credit carryforwards will be subject to an annual limitation regarding utilization against taxable income in future periods. The Company believes that such limitation will not have a material impact on the benefits that may arise out of its net operating loss and tax credit carryforwards, but there can be no assurance that additional limitations arising from any future changes in ownership will not have a material impact on the Company. For more information concerning the provision for income taxes, see
Note 7 of the Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through December 31, 1996, the Company had incurred a cumulative net loss of approximately $48.4 million, and financed its operations through private and public offerings of its securities, capital and operating lease transactions, the payment from its previous collaborative partner, and interest income on its invested cash balances. As of December 31, 1996, the Company had raised $75.6 million in net proceeds since inception from sales of equity securities.

         At December 31, 1996, the Company had $24.2 million in cash, cash equivalents and short-term investments, as compared to $23.7 million at December 31, 1995. The Company's working capital at December 31, 1996 was $25.9 million, as compared to $21.9 million at December 31, 1995. The increases in cash, cash equivalents and short-term investments and in working capital resulted from the completion of its follow-on public offering in July and August 1996 and its sale of stock to Abbott in December 1996, partially offset by the continued use of the Company's cash toward expenses of ongoing research and development and clinical programs and related general and administrative expenses. The Company invests its cash in corporate and U.S. Government backed debt instruments.

         As of December 31, 1996, the Company had acquired an aggregate of $4.5 million in property and equipment, of which approximately $3.2 million had been acquired through capital lease obligations. In addition, the Company leases its office and laboratory facilities and certain equipment under operating leases. The Company has no material commitments for the acquisition of property and equipment but anticipates increasing investment in property and equipment in connection with the enhancement of its manufacturing capabilities.

         The Company intends to use its financial resources to fund clinical trials, research and development, manufacturing scale-up, and for working capital and other general corporate purposes. Anticipated near-term expenses include costs of additional clinical trials for LJP 394, the production of LJP 394 for clinical and toxicology studies, and the expansion of manufacturing and research activities. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the results of clinical studies, the timing of regulatory applications and approvals, and technological advances. Expenditures will also depend upon the establishment and progress of collaborative arrangements, contract research and the availability of other financings. There can be no assurance that these funds will be available on acceptable terms, if at all.

         The Company anticipates that its existing capital and interest earned thereon will be sufficient to fund the Company's operations as currently planned through 1998. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the size and complexity of these programs, the scope and results of clinical trials, the time and costs involved in applying for regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the ability of the Company to maintain its collaborative arrangement with Abbott and to establish and maintain additional collaborative relationships and the cost of manufacturing scale-up and effective commercialization activities and arrangements. The Company expects to incur significant losses each year for at least the next several years as it expands its current research and development programs and invests increasing amounts of capital in clinical trials, manufacturing scale-up, and administration of a more complex organization. It is possible that the Company's cash requirements will exceed current projections and that the Company will therefore need additional financing sooner than currently expected.

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

         Abbott's funding of the development costs for LJP 394 and milestone payments are expected to enhance the Company's short-term liquidity by minimizing the expenditure of the Company's own funds on further development of LJP 394. However, the Company anticipates increasing expenditures on manufacturing activities and the development of other drug candidates, and in the long run, the Company's consumption of cash will necessitate additional sources of financing. Furthermore, the Company has no internal sources of liquidity, and termination of the Abbott arrangement would have a serious adverse effect on the Company's ability to generate sufficient cash to meet its needs.

         The Company will continue to seek capital through any appropriate means, including issuance of its securities and establishment of additional collaborative arrangements. However, there can be no assurance that additional financing will be available on acceptable terms, and the Company's negotiating position in its capital-raising efforts may worsen as it continues to use its existing resources. Financing through collaborative arrangements is uncertain because payments under the Company's collaborative agreement with Abbott are subject to certain termination rights, including related to progress in clinical trials for LJP 394, and there is no assurance that the Company will be able to enter into further collaborative relationships.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         The financial statements and supplementary data required by this item are at the end of this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


         Information concerning the Company's executive officers is included under the caption "Executive Officers" following Part I, Item 4 of this Report. Other information for Item 10 is incorporated by reference from the portions of the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 13, 1997 entitled "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 11.   EXECUTIVE COMPENSATION.


         Information for Item 11 is incorporated by reference from the portions of the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 13, 1997 entitled "Executive Compensation and Other Information," "Report of the Compensation Committee on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Stock Performance Graph."

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         Information for Item 12 is incorporated by reference from the portion of the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 13, 1997 entitled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         No disclosures are required.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


         (a)      Documents filed as part of this Report:

                  1.       Financial Statements.

                  The following financial statements of La Jolla Pharmaceutical Company are included in Item 8:

                  Report of Ernst & Young LLP, Independent
                  Auditors................................................ F-1

                  Balance Sheets at December 31, 1996 and
                  1995.....................................................F-2

                  Statements of Operations for the fiscal years ended
                  December 31, 1996, 1995 and 1994.........................F-3

                  Statements of Stockholders' Equity for the fiscal years
                  ended December 31, 1996, 1995 and 1994...................F-4

                  Statements of Cash Flows for the fiscal years ended
                  December 31, 1996, 1995 and 1994.........................F-5

                  Notes to Financial Statements............................F-6

                  2.       Financial Statement Schedules.

                 No financial statement schedules are required.

         3. Exhibits.

Exhibit
Number   Description
------   -----------
3.1      Intentionally omitted

3.2      Bylaws of the Company (1)

3.3      Restated Certificate of Incorporation of the Company (3)

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

10.8     Intentionally omitted

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

10.15    Intentionally omitted

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

10.17 La Jolla Pharmaceutical Company 1989 Incentive Stock Option Plan and 1989 Nonstatutory Stock Option Plan (1) *

10.18 Form of Stock Option Agreement under the 1989 Nonstatutory Stock Option Plan (1)

10.19    La Jolla Pharmaceutical Company 1994 Incentive Stock Option Plan (1) *

10.20    Intentionally omitted

10.21 Letter Agreement dated June 7, 1993 between the Company and Vector Securities International regarding Vector's engagement as financial advisor to the Company with respect to potential corporate strategic alliances (1)

10.22 Letter Agreement dated December 23, 1993 between the Company and Aberlyn Holding Company, Inc. regarding Aberlyn's engagement as financial and investment banking advisor to the Company with respect to potential strategic alliances with Korean pharmaceutical companies (1)

10.23    Intentionally omitted

10.24    Intentionally omitted

10.25 Second Amendment to Lease dated June 30, 1994 by and between the Company and BRE Properties, Inc. (2)

10.26    Intentionally omitted

10.27 Third Amendment to Lease dated January 26, 1995 by and between the Company and BRE Properties, Inc. (4)

10.28    Intentionally omitted

10.29 Master Lease Agreement dated September 13, 1995 by and between the Company and Comdisco Electronics Group (5)

10.30    Intentionally omitted

10.31 Agreement dated September 22, 1995 between the Company and Joseph Stemler regarding option vesting *(6)

10.32 Consulting Agreement dated January 1, 1996 between the Company and Joseph Stemler*(6)

10.33 Building Lease Agreement effective November 1, 1996 by and between the Company and WCB II-S BRD Limited Partnership
         (7)

10.34 Master Lease Agreement dated December 20, 1996 by and between the Company and Transamerica Business Credit Corporation

10.35 License and Supply Agreement dated December 23, 1996 by and between the Company and Abbott Laboratories (8)

10.36 Stock Purchase Agreement dated December 23, 1996 by and between the Company and Abbott Laboratories

23.1     Consent of Ernst & Young LLP, Independent Auditors

27       Financial Data Schedule

__________________

*     This exhibit is a management contract or compensatory plan or arrangement.
(1) Previously filed with the Company's Registration Statement on Form S-1 (No. 33-76480) as declared effective by the Securities and Exchange Commission on June 3, 1994.
(2) Previously filed with the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1994 and incorporated by reference herein.
(3) Previously filed with the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated by reference herein.
(4) Previously filed with the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995 and incorporated by reference herein.
(5) Previously filed with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995 and incorporated by reference herein.
(6) Previously filed with the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated by reference herein.

(7) Previously filed with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996 and incorporated by reference herein.
(8) Portions of the Exhibit 10.35 have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(b)   Reports on Form 8-K:

      The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
La Jolla Pharmaceutical Company

We have audited the accompanying balance sheets of La Jolla Pharmaceutical Company as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of La Jolla Pharmaceutical Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP


San Diego, California
January 30, 1997

                         La Jolla Pharmaceutical Company

                                 Balance Sheets

                 (In thousands, except share and per share data)

                                                                       DECEMBER 31,
                                                                   1996            1995
                                                               ----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $  6,613         $ 19,804
   Short-term investments                                         17,621            3,847
   Receivable                                                      4,000               --
   Other current assets                                            1,233              213
                                                               ----------------------------
     Total current assets                                         29,467           23,864

Property and equipment, net                                        1,361            1,925

Patent costs and other assets, net                                   859              586
                                                               ----------------------------
                                                                $ 31,687         $ 26,375
                                                               ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $  1,539         $    333
   Accrued expenses                                                1,106              493
   Accrued payroll and related expenses                              294              310
   Current portion of obligations under capital leases               642              779
                                                               ----------------------------
     Total current liabilities                                     3,581            1,915

Noncurrent portion of obligations under capital leases               168              892

Commitments

Stockholders' equity:
   Common stock, $.01 par value; 32,000,000 shares
     authorized, 17,279,195 and 14,046,712 shares issued
     and outstanding at December 31, 1996 and 1995,
     respectively                                                    173              140
   Additional paid-in capital                                     76,307           62,647
   Note receivable from stockholder                                   --              (14)
   Deferred compensation                                            (169)            (428)
   Accumulated deficit                                           (48,373)         (38,777)
                                                               ----------------------------
     Total stockholders' equity                                   27,938           23,568
                                                               ----------------------------
                                                                $ 31,687         $ 26,375
                                                               ============================

See accompanying notes.

                         La Jolla Pharmaceutical Company

                            Statements of Operations

                      (In thousands, except per share data)



                                                                   YEARS ENDED DECEMBER 31,
                                                            1996             1995              1994
                                                     ------------------------------------------------------

Revenue from collaborative agreements                    $       4,000     $       3,000    $         -

Expenses:
   Research and development                                     11,663             9,804            8,499
   General and administrative                                    2,920             2,390            2,049
                                                     ------------------------------------------------------
     Total expenses                                             14,583            12,194           10,548

                                                     ------------------------------------------------------
Loss from operations                                           (10,583)           (9,194)         (10,548)

Interest expense                                                  (183)             (301)            (364)
Interest income                                                  1,170               941              599

                                                     ------------------------------------------------------
Net loss                                                 $      (9,596)    $      (8,554)   $     (10,313)
                                                     ======================================================

Net loss per share                                       $        (.63)    $       (.79)    $       (1.44)
                                                     ======================================================

Shares used in computing net loss per share                     15,150            10,883            7,137
                                                     ======================================================

See accompanying notes.

                         La Jolla Pharmaceutical Company

                       Statements of Stockholders' Equity

              For the years ended December 31, 1994, 1995 and 1996
                                 (In thousands)

                                                      CONVERTIBLE
                                                    PREFERRED STOCK             COMMON STOCK         ADDITIONAL
                                               -----------------------------------------------------   PAID-IN
                                                  SHARES      AMOUNT        SHARES       AMOUNT        CAPITAL
                                               -------------------------------------------------------------------
Balance at December 31, 1993                          39,411  $     394            787   $        8    $   26,784
   Issuance of common stock upon initial
     public offering, net of issuance costs                -           -         2,990           30        12,672
   Conversion of preferred stock to common
     stock                                           (39,411)      (394)         3,941           39           355
   Conversion of bridge notes and accrued
     interest to common stock                              -           -           833            8         4,159
   Exercise of stock options                               -           -            65            1            64
   Payment on note receivable                              -           -             -            -             -
   Deferred compensation related to grant of
     stock options                                         -           -             -            -           656
   Amortization of deferred compensation                   -           -             -            -             -
   Net loss                                                -           -             -            -             -
                                               -------------------------------------------------------------------
Balance at December 31, 1994                               -           -         8,616           86        44,690
   Issuance of common stock upon secondary
     public offering, net of issuance costs                -           -         3,400           34         9,852
   Issuance of common stock                                -           -         2,000           20         8,120
   Exercise of stock options                               -           -            31            -            30
   Payment on note receivable                              -           -             -            -             -
   Amortization of deferred compensation                   -           -             -            -             -
   Adjustment to deferred compensation for
     terminations                                          -           -             -            -           (45)
   Net loss                                                -           -             -            -             -
                                               -------------------------------------------------------------------
Balance at December 31, 1995                               -           -        14,047          140        62,647
   Issuance of common stock upon  additional
     public offering, net of issuance costs                -           -         2,140           21         9,753
   Issuance of common stock                                -           -         1,000           10         3,790
   Issuance of common stock under Employee
     Stock Purchase Plan                                   -           -            27            1            97
   Exercise of stock options and warrants                  -           -            65            1            85
   Payment on note receivable                              -           -             -            -             -
   Amortization of deferred compensation                   -           -             -            -             -
   Adjustment to deferred compensation
     for terminations                                      -           -             -            -           (65)
   Net loss                                                -           -             -            -             -
                                               ==================================================== ==============
Balance at December 31, 1996                               -  $        -        17,279    $     173     $  76,307
                                               ==================================================== ==============


                                               NOTE RECEIVABLE                                        TOTAL
                                                    FROM         DEFERRED         ACCUMULATED     STOCKHOLDERS'
                                                 STOCKHOLDER    COMPENSATION        DEFICIT          EQUITY
                                               -------------------------------------------------------------------
Balance at December 31, 1993                       $     (39)    $     (299)      $  (19,910)      $    6,938
   Issuance of common stock upon initial
     public offering, net of issuance costs                -              -                -           12,702
   Conversion of preferred stock to common
     stock                                                 -              -                -                -
   Conversion of bridge notes and accrued
     interest to common stock                              -              -                -            4,167
   Exercise of stock options                               -              -                -               65
   Payment on note receivable                             12              -                -               12
   Deferred compensation related to grant of
     stock options                                         -           (656)               -                -
   Amortization of deferred compensation                   -            239                -              239
   Net loss                                                -              -          (10,313)         (10,313)
                                               -------------------------------------------------------------------
Balance at December 31, 1994                             (27)          (716)         (30,223)          13,810
   Issuance of common stock upon secondary
     public offering, net of issuance costs                -              -                -            9,886
   Issuance of common stock                                -              -                -            8,140
   Exercise of stock options                               -              -                -               30
   Payment on note receivable                             13              -                -               13
   Amortization of deferred compensation                   -            243                -              243
   Adjustment to deferred compensation for
     terminations                                          -             45                -                -
   Net loss                                                -              -           (8,554)          (8,554)
                                               -------------------------------------------------------------------
Balance at December 31, 1995                             (14)          (428)         (38,777)          23,568
   Issuance of common stock upon  additional
     public offering, net of issuance costs                -              -                -            9,774
   Issuance of common stock                                -              -                -            3,800
   Issuance of common stock under Employee
     Stock Purchase Plan                                   -              -                -               98
   Exercise of stock options and warrants                  -              -                -               86
   Payment on note receivable                             14              -                -               14
   Amortization of deferred compensation                   -            194                -              194
   Adjustment to deferred compensation
     for terminations                                      -             65                -                -
   Net loss                                                -              -           (9,596)          (9,596)
                                               ===================================================================
Balance at December 31, 1996                       $       -     $     (169)      $  (48,373)      $   27,938
                                               ===================================================================

See accompanying notes.

                         La Jolla Pharmaceutical Company

                            Statements of Cash Flows
                                 (In thousands)

                                                                             YEARS ENDED DECEMBER 31,
                                                                        1996             1995            1994
                                                                  ----------------------------------------------
OPERATING ACTIVITIES
Net loss                                                            $     (9,596)   $     (8,554) $    (10,313)
Adjustments to reconcile net loss to net cash used for operating activities:
     Write-off of patent costs                                                89               -             -
     Depreciation and amortization                                           754             784           683
     Deferred compensation amortization                                      194             243           239
     Common stock issued for interest                                          -               -            11
     Changes in operating assets and liabilities:
       Receivable                                                         (4,000)              -             -
       Other current assets                                               (1,020)             89          (148)
       Accounts payable and accrued expenses                               1,819               3          (147)
       Accrued payroll and related expenses                                  (16)            145            28
                                                                  ----------------------------------------------
          Net cash used for operating activities                         (11,776)         (7,290)       (9,647)

INVESTING ACTIVITIES
Increase in short-term investments                                       (13,774)         (1,304)       (2,543)
Additions to property and equipment                                         (161)           (248)         (288)
Increase in patent costs and other assets                                   (391)            (83)         (120)
                                                                  ----------------------------------------------
          Net cash used for investing activities                         (14,326)         (1,635)       (2,951)

FINANCING ACTIVITIES
Payment on note receivable from stockholder                                   14              13            12
Net proceeds from issuance of common stock                                13,758          18,056        12,767
Proceeds from bridge notes                                                     -               -         4,156
Payments on obligations under capital leases                                (861)           (757)         (619)
                                                                  ----------------------------------------------
          Net cash provided by financing activities                       12,911          17,312        16,316

                                                                  ----------------------------------------------
(Decrease) increase in cash and cash equivalents                         (13,191)          8,387         3,718
Cash and cash equivalents at beginning of period                          19,804          11,417         7,699
                                                                  ----------------------------------------------
Cash and cash equivalents at end of period                          $      6,613    $     19,804  $     11,417
                                                                  ==============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                       $        183    $        301  $        353
                                                                  ==============================================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Capital lease obligations incurred for property and equipment       $          --   $        132  $        858
                                                                  ==============================================
Adjustment to deferred compensation for terminations                $          65   $         45  $         --
                                                                  ==============================================

See accompanying notes.

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

La Jolla Pharmaceutical Company (the "Company") is a biopharmaceutical company focused on the research and development of highly specific therapeutics for the treatment of certain life-threatening antibody-mediated diseases. These diseases, including autoimmune conditions such as systemic lupus erythematosus ("lupus") and antibody-mediated stroke, are caused by abnormal B cell production of antibodies that attack healthy tissues. In the fourth quarter of 1996, the Company initiated a Phase II/III clinical trial for its lupus drug candidate, LJP 394.

The Company was classified as a development stage company through the fourth quarter of 1996. All of the Company's revenues to date have been derived from its recent collaborative agreement with Abbott Laboratories ("Abbott") in December 1996 and its former collaborative agreement with Leo Pharmaceutical Products Ltd., a Danish company ("Leo Pharmaceutical"). (See Note 2.) As part of its planned business operations, the Company pursues collaborations with pharmaceutical companies in an effort to access their research, drug development, manufacturing and financial resources. Prior to generating product revenues, the Company must complete the development of its products, including several years of clinical testing, and receive regulatory approvals prior to selling these products commercially. There can be no assurance that the Company's product development efforts with respect to LJP 394 or any other drug candidate will be successfully completed, that required regulatory approvals will be obtained, or that any product, if introduced, will be successfully marketed or achieve commercial acceptance. In addition, there can be no assurance that the Company can successfully manufacture and market any such products at prices that would permit the Company to operate profitably.

The Company actively seeks additional financing to fund its research and development efforts and commercialize its technologies. There is no assurance such financing will be available to the Company when required or that such financing would be available under favorable terms.

The Company believes that patents and other proprietary rights are important to its business. The Company's policy is to file patent applications to protect technology, inventions and improvements to its inventions that are considered important to the development of its business. The patent positions of biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. There can be no assurance that any additional patents will be issued, or that the scope of any patent protection will be sufficient, or that any current or future issued patent will be held valid if subsequently challenged.

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

RECLASSIFICATION

Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with December 31, 1996 presentation.

REVENUE RECOGNITION

Revenue from collaborative agreements is recorded when earned as defined under the terms of the agreements.

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding during the periods, as adjusted for the effects of certain rules of the Securities and Exchange Commission for the periods prior to the Company's initial public offering in June 1994. In addition, the calculation of the shares used in computing net loss per share includes shares of convertible preferred stock that converted into common stock in conjunction with the Company's initial public offering as if they had converted into common stock as of the original dates of issuance.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents consist of cash and highly liquid investments which include debt securities with remaining maturities when acquired of three months or less and are stated at market. Short-term investments mainly consist of debt securities with maturities greater than three months. Management has classified the Company's cash equivalents and short-term investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

Cash, cash equivalents and short-term investments are financial instruments which potentially subject the Company to concentrations of credit risk. The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. The Company invests its excess cash in U.S. Government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification of its cash investments and their maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. To date, the Company has not experienced any losses on its cash, cash equivalents and short-term investments.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (primarily five years). Leasehold improvements are stated at cost and amortized on a straight-line basis over the shorter of the estimated useful life or the lease term. Equipment under capital leases is amortized over the shorter of the estimated useful life of the assets or the lease term and such amortization is included in depreciation in the accompanying financial statements.

Property and equipment is comprised of the following (in thousands):

                                                                  DECEMBER 31,
                                                             1996               1995
                                                       ------------------------------------

Laboratory equipment                                      $       3,384    $       3,450
Computer equipment                                                  511              389
Furniture and fixtures                                              597              547
Leasehold improvements                                               55                -
                                                       ------------------------------------
                                                                  4,547            4,386
Less: accumulated depreciation and amortization                  (3,186)          (2,461)
                                                       ------------------------------------
                                                          $       1,361    $       1,925
                                                       ====================================

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 1996, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of the SFAS 121 had no material effect on the Company's financial position or results of operations.

PATENTS

The Company has filed several patent applications in the United States Patent and Trademark Office and in foreign countries. Legal costs and expenses incurred in connection with pending patent applications have been deferred. Costs related to successful patent applications are amortized using the straight-line method over the lesser of the remaining useful life of the related technology or the remaining patent life, commencing on the date the patent is issued. Accumulated amortization at December 31, 1996 and 1995 was $49,000 and $75,000, respectively. Deferred costs related to patent applications are charged to operations at the time a determination is made not to pursue such applications.

STOCK OPTIONS

Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("SFAS 123"). As allowed under SFAS 123, the Company has elected to continue to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant and, under APB 25, recognizes no compensation expense for such stock option grants. The adoption of SFAS 123 had no material effect on the financial statements.

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements



2.  COLLABORATIVE AGREEMENTS

In December 1996, the Company entered into a collaborative agreement with Abbott, a diversified healthcare company. Under this agreement, in exchange for an exclusive, worldwide license to market and sell LJP 394, Abbott agreed to pay an initial license fee of $4,000,000 upon signing, and agreed to fund the development of the Company's lupus drug candidate, LJP 394, and to make certain payments to the Company upon the attainment of specific milestones. In addition, Abbott has agreed to make royalty and sales incentive payments to the Company on sales of LJP 394 while the Company retains worldwide manufacturing rights and ownership rights of all of its patents relating to the drug. Abbott also purchased common stock of the Company for an aggregate purchase price of $4,000,000 in December 1996, and the Company has the right to require Abbott to purchase up to $8,000,000 of additional shares of the Company's common stock over the next two years (up to $4,000,000 each year). Both Abbott and the Company have the right to terminate the agreement under certain circumstances.

In May 1996, the Company terminated its agreement with Leo Pharmaceutical which was signed in September 1995. Under the original agreement, the Company had granted to Leo the exclusive rights to distribute LJP 394 in Europe and the Middle East. The Company terminated the relationship with Leo Pharmaceutical because the Company and Leo Pharmaceutical could not reach agreement regarding the timing and allocation of resources with respect to further clinical trials of LJP 394. Under the termination provisions of the original agreement, the Company retained the $3,000,000 payment previously received from Leo Pharmaceutical, and neither the Company nor Leo Pharmaceutical has any further obligations.

3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following is a summary of the estimated fair value of available-for-sale securities (in thousands):

                                                                         DECEMBER 31,
                                                                     1996             1995
                                                              ------------------------------------
Money market accounts                                             $        460      $     13,400
U.S. corporate debt securities                                          10,901             9,805
Government asset backed securities                                      10,999                 -
U.S. Treasury securities and obligations of the U.S.
     government agencies                                                   249                 -
                                                              ------------------------------------
                                                                  $     22,609      $     23,205
                                                              ====================================

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements



3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS (CONTINUED)

As of December 31, 1996 and 1995, the difference between cost and estimated fair value of available-for-sale securities was not significant. Included in cash and cash equivalents at December 31, 1996 and 1995 were $4,988,000 and $19,358,000, respectively, of securities classified as available-for-sale. As of December 31, 1996, available-for-sale securities of $20,596,000 are due in one year or less and $2,013,000 are due after one year through two years.

4. COMMITMENTS

LEASES

In July 1992, the Company entered into a non-cancellable operating lease for the rental of its office and research and development facilities which expires in July 2004. The lease is subject to an escalation clause that provides for annual increases based on the consumer price index (CPI). The lease also contains an option to extend the lease term for an additional five years and a one-time cancellation option effective any time after August 1, 1998 with the payment of certain penalties. The lease also contains a construction allowance in the amount of $1,434,000 for approved tenant improvements to the facility.

In June 1993, the Company entered into an equipment lease financing facility to finance up to $4,000,000 of equipment which was available until March 1995. As of December 31, 1996, the total amount of equipment financed under this capital lease was $3,188,000.

In September 1995, the Company entered into an equipment lease financing facility to finance up to $1,500,000 of equipment which was available until December 1996. As of December 31, 1996, the total amount of equipment financed under this operating lease was $954,000.

In October 1996, the Company entered into a non-cancellable operating lease for the rental of office and research and development facilities which expires in October 2001. The lease contains a provision for scheduled annual rent increases and an option to extend the lease term for an additional five years. The lease also contains a construction allowance in the amount of $168,000 for approved tenant improvements to the facility.

In December 1996, the Company entered into an equipment and leasehold improvement lease financing facility to finance up to $4,000,000 of equipment and $1,000,000 of leasehold improvements which is available until December 1997. As of December 31, 1996, the total amount of equipment financed under this operating lease was $390,000.

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements



4. COMMITMENTS (CONTINUED)

Annual future minimum lease payments as of December 31, 1996, which include $994,000 for the effect of exercising the facility operating lease cancellation option, are as follows (in thousands):

                                                           OPERATING         CAPITAL
                                                            LEASES            LEASES
                                                       ------------------------------------
1997                                                       $      1,247    $         696
1998                                                              1,826              168
1999                                                                324                9
2000                                                                269               --
2001                                                                134               --
                                                       ------------------------------------
Total                                                      $      3,800              873
                                                       ==================
Less amount representing interest                                                    (63)
                                                                        -------------------
Present value of net minimum lease payments                                          810
Less current portion                                                                (642)
                                                                        -------------------
Noncurrent portion of capital lease obligations                            $         168
                                                                        ===================

Rent expense under all operating leases totaled $952,000, $545,000, and $485,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Equipment under capital leases totaled $1,201,000 and $1,859,000 (net of accumulated amortization of $2,021,000 and $1,363,000) at December 31, 1996 and 1995,
respectively.

LICENSE AGREEMENT

In September 1991, the Company entered into an exclusive license agreement for certain technology related to its inflammation program with The Regents of the University of California. Under the agreement, the Company is required to pay royalties on the sale of approved drugs employing the technology subject to a minimum annual royalty. To retain its exclusive license rights, the Company must meet and satisfy certain development milestones in addition to its royalty and other obligations under this agreement. The Company has the right to terminate the agreement at any time and failure to meet the above conditions could result in termination of the license.

PURCHASE AGREEMENT

In June 1994, the Company purchased certain scientific equipment. In connection with the purchase agreement, the Company may be required to make annual payments of $200,000 for a period of up to ten years, in the event that the equipment is used to produce materials for sale.

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements



5. STOCKHOLDERS' EQUITY

PREFERRED STOCK

As of December 31, 1996, the Company is authorized to issue 8,000,000 shares of preferred stock, in one or more series.

PUBLIC OFFERINGS

In June 1994, the Company completed an initial public offering of 2,990,000 Units (the "IPO") at a price of $5.00 per Unit. Each Unit consisted of one share of common stock and one redeemable warrant to purchase one-half of one share of common stock. The Company received net proceeds from the IPO of $12,702,000. Upon the closing of the IPO, all outstanding shares of preferred stock automatically converted into an aggregate of 3,941,063 shares of common stock and shareholder bridge notes and accrued interest totaling $4,167,000 converted into 833,517 Units. In connection with the IPO, the Underwriter was granted the option to purchase up to 260,000 additional Units at $8.00 per Unit. The purchase option expires on June 3, 1999.

In June 1995, the Company completed a secondary public offering of 3,400,000 shares of common stock for net cash proceeds of $9,886,000. In October 1995, the Company issued 2,000,000 shares of common stock to an institutional investor for cash proceeds of $8,140,000.

In July and August 1996, the Company completed an additional public offering of 2,140,000 shares of common stock for net cash proceeds of $9,774,000. In December 1996, the Company issued 1,000,050 shares of common stock to Abbott for total proceeds of $4,000,000. (See Note 2.)

STOCKHOLDER BRIDGE NOTES

In May 1994, the Company issued $4,156,000 of 8% bridge notes to existing stockholders. The terms of the bridge notes required the automatic conversion of the principal and accrued interest to Units at the price paid in the IPO. In addition, the notes provided for the granting of additional warrants to the holders equal to 20% of the Units into which the debt was converted. Those additional warrants permit the holders to purchase 166,697 shares of common stock at $5.00 per share through June 1999. At December 31, 1996, warrants to purchase 154,460 shares of common stock were outstanding.

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements



5. STOCKHOLDERS' EQUITY (CONTINUED)

WARRANTS

In connection with the IPO and the conversion of bridge notes, the Company issued 3,823,517 redeemable warrants. The redeemable warrant holders are entitled to purchase one-half of one share of common stock for each warrant at an exercise price of $3.00 per one-half share, subject to adjustment. The warrants are exercisable beginning June 3, 1995 until June 3, 1999. The Company is entitled to redeem the warrants on not less than 30 days written notice at $0.05 per warrant if the average closing bid price of the common stock exceeds 150% of the then-effective warrant exercise price for one share of common stock, over a period of 20 consecutive trading days, ending within 15 days of the date of notice of redemption. At December 31, 1996, 3,822,617 redeemable warrants were outstanding.

In connection with capital lease agreements entered into during 1993 and 1994, the Company issued warrants to purchase 20,690 shares of the Company's common stock at $8.43 per share and 20,000 shares of the Company's common stock at $5.00 per share, respectively. These warrants expired on June 10 and June 3, 1996, respectively.

As of December 31, 1996, 4,237,077 warrants were outstanding and 2,195,769 shares of common stock are reserved for issuance upon exercise of warrants.

STOCK OPTION PLANS

In May 1989, the Company adopted the 1989 Stock Option Plan and the 1989 Nonstatutory Stock Option Plan (the "1989 Plan"), under which 904,000 shares of common stock are reserved for issuance upon exercise of options granted by the Company.

In June 1994, the Company adopted the 1994 Stock Incentive Plan (the "1994 Plan"), under which 1,250,000 shares of common stock are reserved for issuance upon exercise of options granted by the Company. The 1994 Plan provides for the grant of incentive and non-qualified stock options, as well as other stock based awards, to employees, consultants and advisors of the Company with various vesting periods as determined by the compensation committee, as well as automatic fixed grants to non-employee directors of the Company.

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements



5. STOCKHOLDERS' EQUITY (CONTINUED)


A summary of the Company's stock option activity, and related data follows:



                                                                               OUTSTANDING OPTIONS
                                                                     --------------------------------------
                                                         OPTIONS
                                                        AVAILABLE        NUMBER OF          PRICE PER
                                                        FOR GRANT          SHARES             SHARE
                                                    -------------------------------------------------------
Balance at December 31, 1993                                 187,933          753,011         $1.00
     Additional shares authorized                            750,000
     Granted                                                (566,280)         566,280      $1.00-$5.25
     Exercised                                                                (65,055)     $1.00-$5.25
     Cancelled                                                53,362          (53,362)     $1.00-$2.00
                                                    -------------------------------------------------------

Balance at December 31, 1994                                 425,015        1,200,874      $1.00-$5.25
     Granted                                                (336,195)         336,195      $2.25-$4.31
     Exercised                                                                (30,541)        $1.00
     Cancelled                                                44,490          (44,490)     $1.00-$4.13
                                                    -------------------------------------------------------
Balance at December 31, 1995                                 133,310        1,462,038      $1.00-$5.25
     Additional shares authorized                            500,000
     Granted                                                (426,750)         426,750      $3.75-$8.31
     Exercised                                                                (52,722)     $1.00-$5.03
     Cancelled                                               120,982         (120,982)     $1.00-$7.88
                                                    =======================================================
Balance at December 31, 1996                                 327,542        1,715,084      $1.00-$8.31
                                                    =======================================================

                                                            YEARS ENDED DECEMBER 31,
                                                   1996                                1995
                                     ------------------------------------ ----------------------------------
                                                           WEIGHTED-                          WEIGHTED-
                                                           AVERAGE                            AVERAGE
                                         OPTIONS        EXERCISE PRICE       OPTIONS       EXERCISE PRICE
                                     ---------------- ------------------- -------------- -------------------
Outstanding - beginning of year          1,462,038             $2.40        1,200,874             $1.92
Granted                                    426,750              4.91          336,195              3.94
Exercised                                  (52,722)             1.58          (30,541)             1.00
Forfeited                                 (120,982)             2.98          (44,490)             2.26
                                     --------------                        -----------
Outstanding -end of year                 1,715,084             $3.00        1,462,038             $2.40
                                     ==============                        ===========

Exercisable at end of year                 931,465                            720,588

Weighted-average fair value of
   options granted during the year
                                             $3.08                              $2.48

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements



5. STOCKHOLDERS' EQUITY (CONTINUED)

Exercise prices and weighted-average remaining contractual lives for the options outstanding as of December 31, 1996 follows:

                                                       WEIGHTED-AVERAGE
       OPTIONS          RANGE OF EXERCISE                 REMAINING                    WEIGHTED-AVERAGE
     OUTSTANDING             PRICES                    CONTRACTUAL LIFE                 EXERCISE PRICE
----------------------- -------------------------- -------------------------- ------------------------------

           712,385                $1.00                      5.37                                 $1.00
           430,230            $2.00 - $4.25                  8.87                                  3.46
           495,669            $4.31 - $5.25                  8.59                                  4.79
            76,800            $6.75 - $8.31                  9.15                                  7.44
-----------------------

         1,715,084            $1.00 - $8.31                  7.35                                 $3.00
=======================

For certain options granted, the Company recognizes as compensation expense the excess of the deemed value for accounting purposes of the common stock issuable upon exercise over the aggregate exercise price of such options. Compensation expense is amortized ratably over the vesting period of each option.

EMPLOYEE STOCK PURCHASE PLAN

Effective August 1, 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan") which was amended in July 1996. Under the amended Purchase Plan, a total of 300,000 shares of common stock are reserved for sale to full-time employees with six months of service. Employees may purchase common stock under the Purchase Plan every six months (up to but not exceeding 10% of each employee's earnings) over the offering period at 85% of the fair market value of the common stock at certain specified dates. The offering period may not exceed 24 months. For the year ended December 31, 1996, 27,658 shares of common stock had been issued under the Purchase Plan and 272,342 shares of common stock are available for issuance.

STOCK-BASED COMPENSATION

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted after December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for both 1996 and 1995: risk-free interest rate of 6%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .70 ; and a weighted-average expected life of the option of five years.

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements



5. STOCKHOLDERS' EQUITY (CONTINUED)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                            YEARS ENDED DECEMBER 31,
                                          1996                  1995
                                   -------------------- ----------------------

Pro forma net loss                    $      (9,970)        $       (8,613)
                                   ==================== ======================

Pro forma net loss per share         $         (.66)        $         (.79)
                                   ==================== ======================

Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully recognized until 1997.

6.  401(k) PLAN

The Company has established a 401(k) defined contribution retirement plan (the "401(k) Plan"), which was amended in July 1996, to cover all employees with one year of service. The Plan provides for voluntary employee contributions up to 20% of annual compensation (as defined). The Company does not match employee contributions or otherwise contribute to the Plan.

7. INCOME TAXES

At December 31, 1996, the Company had federal and California income tax net operating loss carryforwards of approximately $44,997,000 and $3,709,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes and the 50% percent limitation on California loss carryforwards. The Company also had federal and California research tax credit carryforwards of $2,282,000 and $979,000, respectively. The federal net operating loss and tax credit carryforwards will begin to expire in 2004 unless previously utilized, while the California net operating loss carryforwards will begin to expire in 1997.

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements



7. INCOME TAXES (CONTINUED)

In accordance with certain provisions of the Internal Revenue Code, a change in ownership of greater than 50% within a three-year period will place an annual limitation on the Company's ability to utilize its existing net operating loss and tax credit carryforwards. Due to the completion of the initial public offering in June 1994, the Company is subject to these annual limitations. However, the annual limitations are not expected to have a material effect on the Company's ability to utilize its net operating loss and tax credit carryforwards.

Significant components of the Company's deferred tax assets are shown below (in thousands):

                                                             DECEMBER 31,
                                                         1996             1995
                                                  ------------------------------------
Deferred tax assets:
   Net operating loss carryforwards                  $      16,000    $      13,000
   Research and development credits                          3,000            3,000
   Capitalized research and development                      2,000            2,000
                                                  ------------------------------------
Total deferred tax assets                                   21,000           18,000
Valuation allowance for deferred tax assets                (21,000)         (18,000)
                                                  ------------------------------------
Net deferred tax assets                              $           -    $           -
                                                  ====================================

A valuation allowance of $21,000,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LA JOLLA PHARMACEUTICAL COMPANY
                                        By: /s/ Steven B. Engle
                                           ____________________________________
                                        Name:  Steven B. Engle
                                        Title: Chairman of the Board and
                                               Chief Executive Officer

March 27, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                Signature                                            Title                              Date
                ---------                                            -----                              ----
PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

/s/Steven B. Engle                                           Chairman of the Board and              March  27, 1997
______________________________                               Chief Executive Officer
Steven B. Engle

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/Wood C. Erwin                                             Chief Financial Officer and            March  27, 1997
______________________________                               Secretary
Wood C. Erwin

/s/Joseph Stemler                                            Former Chairman of the Board           March  27, 1997
______________________________                               and Director
Joseph Stemler

/s/Thomas H. Adams                                           Director                               March  27, 1997
______________________________
Thomas H. Adams, Ph.D.

/s/William E. Engbers                                        Director                               March  27, 1997
______________________________
William E. Engbers

/s/Robert A. Fildes                                          Director                               March  27, 1997
______________________________
Robert A. Fildes, Ph.D.

/s/W. Leigh Thompson                                         Director                               March  27, 1997
______________________________
W. Leigh Thompson, M.D., Ph.D.

                         La Jolla Pharmaceutical Company

                                  Exhibit Index


Exhibit Number                           Description
--------------    --------------------------------------------------------------

10.34 Master Lease Agreement dated December 20, 1996 by and between the Company and Transamerica Business Credit Corporation

10.35 License and Supply Agreement dated December 23, 1996 by and between the Company and Abbott Laboratories

10.36 Stock Purchase Agreement dated December 23, 1996 by and between the Company and Abbott Laboratories

23.1              Consent of Ernst & Young LLP, Independent Auditors

27                Financial Data Schedule