Form 10-Q
period 1997-03-31
LA JOLLA PHARMACEUTICAL CO
filed 1997-05-13
CIK 920465

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

MARK ONE
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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
The number of shares of the Registrant's common stock, $.01 par value, outstanding at March 31, 1997 was 17,279,895.

                         LA JOLLA PHARMACEUTICAL COMPANY
                                    FORM 10-Q
                                QUARTERLY REPORT


                                      INDEX

COVER PAGE .....................................................................................................      1

INDEX .........................................................................................................       2

PART I.  FINANCIAL INFORMATION

       ITEM 1.  Financial Statements (Unaudited)

       Balance Sheets as of March 31, 1997 and December 31, 1996 ...............................................      3

       Statements of Operations for the three months ended March 31, 1997 and 1996 .............................      4

       Statements of Cash Flows for the three months ended March 31, 1997 and 1996 .............................      5

       Notes to Financial Statements ...........................................................................      6

       ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations .........................................................................      7

       ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk .....................................      *


PART II.  OTHER INFORMATION

       ITEM 1.  Legal Proceedings ..............................................................................      *

       ITEM 2.  Changes in Securities ..........................................................................      *

       ITEM 3.  Defaults upon Senior Securities ................................................................      *

       ITEM 4.  Submission of Matters to a Vote of Security Holders ............................................      *

       ITEM 5.  Other information ..............................................................................     10

       ITEM 6.  Exhibits and Reports on Form 8-K ...............................................................     10


SIGNATURE ......................................................................................................     11


* No information provided due to inapplicability of item.

                         LA JOLLA PHARMACEUTICAL COMPANY

                                 BALANCE SHEETS
                                 (in thousands)


PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                                               March 31,     December 31,
                                                                 1997            1996
                                                            --------------  --------------
                                                              (Unaudited)
ASSETS
Current assets:
       Cash and cash equivalents                               $  9,323         $  6,613
       Short-term investments                                    17,984           17,621
       Receivable                                                  --              4,000
       Other current assets                                       1,191            1,233
                                                               --------         --------
              Total current assets                               28,498           29,467

Property and equipment, net                                       1,536            1,361
Patent costs and other assets, net                                  918              859
                                                               --------         --------

              Total Assets                                     $ 30,952         $ 31,687
                                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                        $    552         $  1,539
       Accrued expenses                                             543            1,106
       Accrued payroll and related expenses                         293              294
       Deferred revenue                                           2,290             --
       Current portion of obligations under capital leases          461              642
                                                               --------         --------
              Total current liabilities                           4,139            3,581

Noncurrent portion of obligations under capital leases               94              168

Commitments

Stockholders' equity:
       Common stock                                                 173              173
       Additional paid-in capital                                76,260           76,307
       Deferred compensation                                       (118)            (169)
       Accumulated deficit                                      (49,596)         (48,373)
                                                               --------         --------
              Total stockholders' equity                         26,719           27,938
                                                               --------         --------

              Total Liabilities and Stockholders' Equity       $ 30,952         $ 31,687
                                                               ========         ========



See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                     Three Months Ended
                                                         March 31,
                                                  ------------------------
                                                    1997            1996
                                                  --------        --------
Revenue from collaborative agreement              $  2,364        $   --

Expenses:
   Research and development                          3,137           2,560
   General and administrative                          780             588
                                                  --------        --------
       Total expenses                                3,917           3,148
                                                  --------        --------

Loss from operations                                (1,553)         (3,148)

Interest expense                                       (24)            (57)
Interest income                                        355             286
                                                  --------        --------

Net loss                                          $ (1,222)       $ (2,919)
                                                  ========        ========

Net loss per share                                $   (.07)       $   (.21)
                                                  ========        ========

Shares used in computing net loss per share         17,279          14,060
                                                  ========        ========


See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                          Three Months Ended
                                                                               March 31,
                                                                      ----------------------------
                                                                          1997           1996
                                                                       -----------    ------------
OPERATING ACTIVITIES
Net loss                                                               $(1,222)       $ (2,919)
Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization                                         166             193
     Deferred compensation amortization                                     35             110
     Change in operating assets and liabilities:
         Receivables                                                     4,000            --
         Other current assets                                               42            (159)
         Accounts payable and accrued expenses                          (1,550)            (68)
         Accrued payroll and related expenses                               (1)           (192)
         Deferred revenue                                                2,290            --
                                                                       -------        --------

Net cash provided by (used for) operating activities                     3,760          (3,035)

INVESTING ACTIVITIES
Increase in short-term investments                                        (363)         (9,251)
Additions to property and equipment                                       (337)            (12)
Increase in patent costs and other assets                                  (63)            (20)
                                                                       -------        --------

Net cash used for investing activities                                    (763)         (9,283)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                 (32)            (20)
Payments on obligations under capital leases                              (255)           (204)
                                                                       -------        --------

Net cash used for financing activities                                    (287)           (224)

Net increase (decrease) in cash and cash equivalents                     2,710         (12,542)
Cash and cash equivalents at beginning of period                         6,613          19,804
                                                                       -------        --------

Cash and cash equivalents at end of period                             $ 9,323        $  7,262
                                                                       =======        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                          $    24        $     57
                                                                       =======        ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
Adjustment to deferred compensation for terminations                   $    15        $   --
                                                                       =======        ========

See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 1997


1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements of La Jolla Pharmaceutical Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 1997. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1996 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.   ACCOUNTING POLICIES

REVENUE RECOGNITION

Revenue from collaborative agreements is recorded when earned as defined under the terms of the agreements. Payments received in advance under these agreements are recorded as deferred revenue until earned.

ACCOUNTING STANDARD ON EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The new requirements for calculating primary earnings per share exclude the dilutive effect of stock options. The adoption of this statement is not expected to have a material impact as the Company is currently in a net loss position and therefore stock options and warrants are not included in the computation of earnings per share since their effect is anti-dilutive.

3.   LICENSE AGREEMENT

The Company has decided not to dedicate additional resources to its inflammation program and consequently, in May 1997, the Company canceled its exclusive license agreement with The Regents of the University of California for certain PLA2 inhibitor technology. (See Item 5.)

                         LA JOLLA PHARMACEUTICAL COMPANY


PART I.           FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion below includes forward-looking statements, including without limitation those dealing with the Company's drug development plans and clinical trials, its relationship with Abbott Laboratories ("Abbott"), and other matters described in terms of the Company's plans and expectations. The forward-looking statements below involve risks and uncertainties and a number of factors, both foreseen and unforeseen, could cause actual results to differ from the Company's current expectations. The Company's ongoing Phase II/III clinical trial of LJP 394, the Company's drug candidate for the treatment of lupus, could result in a finding that LJP 394 is not effective in producing a sustained reduction of dsDNA antibodies in large patient populations or does not provide a meaningful clinical benefit. The Company's other potential drug candidates are at earlier stages of development and involve comparable risks. Payments by Abbott to the Company are contingent upon progress of clinical trials and the Company's achievement of certain other milestones that might not be met. The relationship with Abbott could be terminated by either party for various reasons. Clinical trials could be delayed and could have negative or inconclusive results. Additional risk factors include the uncertainty of future revenue from product sales or other sources such as collaborative relationships, the uncertainty of future profitability, the Company's dependence on patents and other proprietary rights, the Company's limited manufacturing capabilities and the Company's lack of marketing experience. Readers are cautioned not to place undue reliance upon forward-looking statements, which speak only as of the date hereof, and the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described and in other reports and registration statements of the Company filed with the SEC from time to time.

OVERVIEW
         Since its inception in May 1989, the Company has devoted substantially all of its resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. The Company has never generated any revenue from product sales and has relied upon private and public investors, revenues from collaborative agreements, equipment lease financings and interest income on invested cash balances for its working capital. The Company has been unprofitable since inception and expects to incur substantial additional operating losses for at least the next several years as it increases expenditures on research and development and allocates significant and increasing resources to its manufacturing, clinical trials, and marketing activities. The Company's activities to date are not as broad in depth or scope as the activities it must undertake in the future, and the Company's historical operations and the financial information reported below are not indicative of its future operating results or financial condition.

         The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and potential revenues from collaborative arrangements. Some of these fluctuations may be significant. The Company's research and development expenses are expected to increase significantly in the future as the Company increases its development efforts. As of March 31, 1997, the Company's accumulated deficit was approximately $49.6 million.

         The Company's business is subject to significant risks including, but not limited to, the risks inherent in its research and development efforts, including clinical trials, uncertainties associated with both obtaining and enforcing its patents and with the patent rights of others, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition, manufacturing uncertainties and dependence on its collaborative relationship with Abbott. Even if the Company's product

                         LA JOLLA PHARMACEUTICAL COMPANY


candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the products will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. All of the Company's product development efforts are based upon technologies and therapeutic approaches that are unproven. There can be no assurance that LJP 394 will reliably induce or sustain suppression of disease-causing antibodies, or that LJP 394 will prove to be safe or effective. Furthermore, clinical trials of LJP 394 may be viewed as a test of the Company's entire Tolerance Technology approach. If these clinical trials are unsuccessful, the applicability of the Company's Tolerance Technology to other antibody-mediated diseases will be highly uncertain.

RESULTS OF OPERATIONS

         The Company earned $2.4 million in revenue from its collaborative agreement with Abbott in the first quarter of 1997 and earned no revenues for the same period in 1996. Revenue from collaborative agreements is recorded when earned as defined under the terms of the agreements. Payments received in advance under these agreements are recorded as deferred revenue until earned. Total payments of approximately $4.6 were received in advance under the collaborative agreement with Abbott in the first quarter of 1997. The receipt of payments and the recognition of revenue from the collaborative agreement with Abbott may vary significantly from quarter to quarter and from year to year depending on the level of research effort expended and the timing of milestone payments. There can be no assurance that the Company will realize any further revenue from the Abbott arrangement or any other collaborative arrangement.

         For the three months ended March 31, 1997, research and development expenses increased to $3.1 million from $2.6 million for the same period in 1996. The increase was due primarily to the conduct of the Company's toxicology and clinical programs including the Phase II/III clinical trial of LJP 394, manufacturing scale-up activities, the expansion of the Company's research and development programs and increased facilities expenditures. The Company's research and development expenses are expected to increase significantly in the future as the organization grows, efforts to develop additional drug candidates are intensified and potential products progress into and through clinical trials.

         General and administrative expenses increased to $780,000 for the three months ended March 31, 1997, from $588,000 for the same period in 1996. Several factors contributed to this increase, including increased personnel to support increased research and development and clinical activities, increased facilities expenditures and expanded business development activities. The Company expects general and administrative expenses to increase at a greater rate in the future because, among other reasons, the Company has leased additional space to house expanded research and development and manufacturing activities. In the future, general and administrative expenses may increase due to payment obligations to a financial consultant arising in connection with certain payments expected from Abbott under the collaborative agreement.

         Interest income increased to $355,000 for the three months ended March 31, 1997 from $286,000 for the same period in 1996. The increase was due to higher investment balances following receipt of the net proceeds of the Company's follow-on public offering in July and August 1996, its sale of stock to Abbott in December 1996, the initial license payment from Abbott received in January 1997 and the receipt of revenue payments under the collaborative agreement with Abbott during the first quarter of 1997. For the three months ended March 31, 1997, interest expense decreased to $24,000 from $57,000 for the same period in 1996. The decrease was the result of decreases in the Company's capital lease obligations as compared to the same period in 1996.

                         LA JOLLA PHARMACEUTICAL COMPANY

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1997, the Company had incurred a cumulative net loss since inception of approximately $49.6 million, and had financed its operations through private and public offerings of its securities, payments under collaborative agreements, capital and operating lease transactions, and interest income on its invested cash balances. As of March 31, 1997, the Company had raised $75.6 million in net proceeds since inception from sales of equity securities.

         At March 31, 1997, the Company had $27.3 million in cash, cash equivalents and short-term investments, as compared to $24.2 million at December 31, 1996. The Company's working capital at March 31, 1997 was $24.4 million, as compared to $25.9 million at December 31, 1996. The increases in cash, cash equivalents and short-term investments resulted from the receipt of the initial license fee and revenue payments under the Company's collaborative agreement with Abbott and the financing of property and equipment under operating leases, partially offset by the continued use of the Company's cash toward expenses of ongoing clinical and research and development programs and related general and administrative expenses. The decrease in working capital resulted from the deferral of unearned advance revenue payments under the collaborative agreement with Abbott. The Company invests its cash in corporate and U.S. Government backed debt instruments.

         As of March 31, 1997, the Company had acquired an aggregate of $4.9 million in property and equipment, of which approximately $3.2 million had been acquired through capital lease obligations. In addition, the Company leases its office and laboratory facilities and certain property and equipment under operating leases. The Company has no material commitments for the acquisition of property and equipment but anticipates increasing investment in property and equipment in connection with the enhancement of its manufacturing and research capabilities.

         The Company intends to use its financial resources to fund research and development, manufacturing scale-up and for working capital and other general corporate purposes. Anticipated near-term expenses include the expansion of manufacturing and research activities, including development of other drug candidates in addition to LJP 394. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the results of clinical studies, the timing of regulatory applications and approvals, and technological advances. Expenditures will also depend upon the establishment and progress of collaborative arrangements, contract research and the availability of other financing. There can be no assurance that these funds will be available on acceptable terms, if at all.

         The Company anticipates that its existing capital and interest earned thereon will be sufficient to fund the Company's operations as currently planned through 1998. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the size and complexity of these programs, the scope and results of clinical trials, the time and costs involved in applying for regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the ability of the Company to maintain its collaborative arrangement with Abbott and to establish and maintain additional collaborative relationships and the cost of manufacturing scale-up and effective commercialization activities and arrangements. The Company expects to incur significant losses each year for at least the next several years as it expands its current research and development programs and invests increasing amounts of capital in manufacturing scale-up and administration of a more complex organization. It is possible that the Company's cash requirements will exceed current projections and that the Company will therefore need additional financing sooner than currently expected.

         The Company has no current means of generating cash flow from operations, and its lead drug candidate, LJP 394, will not generate revenues, if at all, until it has been proven safe and effective, has received regulatory approval, and has been successfully commercialized, a process that is expected to

                         LA JOLLA PHARMACEUTICAL COMPANY

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

ITEM 5.           OTHER INFORMATION

         In light of the Company's relationship with Abbott and its anticipated emphasis on use of its Tolerance Technology to develop additional drug candidates for antibody mediated diseases such as myasthenia gravis, the Company has decided not to dedicate additional resources to its inflammation program and has canceled its exclusive license agreement with The Regents of the University of California for certain PLA2 inhibitor technology. The Company has not determined if or when it will reinitiate research and development activity in the area of inflammation.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS


Exhibit
Number                      Exhibit                               Page
------                      -------                               ----

27                Financial Data Schedule                          13




                  (b)     REPORTS ON FORM 8-K


                  None

                         LA JOLLA PHARMACEUTICAL COMPANY

                                    SIGNATURE

                                 MARCH 31, 1997


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              La Jolla Pharmaceutical Company



Date:  May 12, 1997           By:         /s/ Wood C. Erwin
                                ---------------------------
                                   Wood C. Erwin
                                   Vice President Finance
                                   Chief Financial Officer
                                   Signed both on behalf of the Registrant and
                                   as Principal Accounting Officer.

                         LA JOLLA PHARMACEUTICAL COMPANY


                                INDEX TO EXHIBITS


                                                                 Sequentially
Exhibit                                                            Numbered
Number                 Exhibit                                       Page
------                 -------                                       ----

27                Financial Data Schedule                             13