Form 10-Q
period 1997-06-30
LA JOLLA PHARMACEUTICAL CO
filed 1997-08-13
CIK 920465

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

The number of shares of the Registrant's common stock, $.01 par value, outstanding at June 30, 1997 was 17,308,668.

                         LA JOLLA PHARMACEUTICAL COMPANY
                                    FORM 10-Q
                                QUARTERLY REPORT


                                      INDEX


COVER PAGE..............................................................................................1

INDEX...................................................................................................2

PART I.  FINANCIAL INFORMATION

              ITEM 1.  Financial Statements (Unaudited)

              Balance Sheets as of June 30, 1997 and December 31, 1996..................................3

              Statements of Operations for the three months and six months ended
              June 30, 1997 and 1996....................................................................4

              Statements of Cash Flows for the six months ended June 30, 1997 and 1996..................5

              Notes to Financial Statements.............................................................6

              ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                                  Results of Operations.................................................7

              ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.......................*


PART II.  OTHER INFORMATION

              ITEM 1.  Legal Proceedings................................................................*

              ITEM 2.  Changes in Securities............................................................*

              ITEM 3.  Defaults upon Senior Securities..................................................*

              ITEM 4.  Submission of Matters to a Vote of Security Holders..............................10

              ITEM 5.  Other information................................................................*

              ITEM 6.  Exhibits and Reports on Form 8-K.................................................10


SIGNATURE...............................................................................................13


* No information provided due to inapplicability of item.

                         LA JOLLA PHARMACEUTICAL COMPANY


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                 (in thousands)

                                                                            June 30,        December 31,
                                                                              1997              1996
                                                                          ------------      ------------
                                                                          (Unaudited)          (Note)
ASSETS
Current assets:
              Cash and cash equivalents                                   $      8,633      $      6,613
              Short-term investments                                            17,653            17,621
              Receivable                                                          --               4,000
              Other current assets                                                 881             1,233
                                                                          ------------      ------------
                           Total current assets                                 27,167            29,467

Property and equipment, net                                                      1,086             1,361
Patent costs and other assets, net                                               1,003               859
                                                                          ------------      ------------

                           Total Assets                                   $     29,256      $     31,687
                                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
              Accounts payable                                            $        272      $      1,539
              Accrued expenses                                                     487             1,106
              Accrued payroll and related expenses                                 413               294
              Deferred liabilities                                               2,547              --
              Current portion of obligations under capital leases                  290               642
                                                                          ------------      ------------
                           Total current liabilities                             4,009             3,581

Noncurrent portion of obligations under capital leases                              42               168

Commitments

Stockholders' equity:
              Common stock                                                         173               173
              Additional paid-in capital                                        76,349            76,307
              Deferred compensation                                                (88)             (169)
              Accumulated deficit                                              (51,229)          (48,373)
                                                                          ------------      ------------
                           Total stockholders' equity                           25,205            27,938
                                                                          ------------      ------------

                           Total Liabilities and Stockholders' Equity     $     29,256      $     31,687
                                                                          ============      ============


Note: The balance sheet at December 31, 1996 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete balance sheets.

See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                  Three Months Ended           Six Months Ended
                                                       June 30,                    June 30,
                                                ----------------------      ----------------------
                                                  1997          1996          1997          1996
                                                --------      --------      --------      --------
Revenue from collaborative agreement            $  2,130      $   --        $  4,494      $   --

Expenses:
     Research and development                      3,337         2,583         6,474         5,142
     General and administrative                      766           592         1,546         1,180
                                                --------      --------      --------      --------
           Total expenses                          4,103         3,175         8,020         6,322

                                                --------      --------      --------      --------
Loss from operations                              (1,973)       (3,175)       (3,526)       (6,322)

Interest expense                                     (16)          (51)          (40)         (108)
Interest income                                      355           336           710           622
                                                --------      --------      --------      --------

Net loss                                        $ (1,634)     $ (2,890)     $ (2,856)     $ (5,808)
                                                ========      ========      ========      ========

Net loss per share                              $   (.09)     $   (.21)     $   (.17)     $   (.41)
                                                ========      ========      ========      ========

Shares used in computing net loss per share
                                                  17,284        14,096        17,284        14,078
                                                ========      ========      ========      ========

See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                 Six Months Ended
                                                                     June 30,
                                                              ----------------------
                                                                1997          1996
                                                              --------      --------
OPERATING ACTIVITIES
Net loss                                                      $ (2,856)     $ (5,808)
Adjustments to reconcile net loss to net cash provided by
(used for) operating activities:
         Depreciation and amortization                             321           380
         Deferred compensation amortization                         65           162
         Change in operating assets and liabilities:
                  Receivables                                    4,000          --
                  Other current assets                             352          (701)
                  Accounts payable and accrued expenses         (1,886)          151
                  Accrued payroll and related expenses             119           (95)
                  Deferred liabilities                           2,547          --
                                                              --------      --------

Net cash provided by (used for) operating activities             2,662        (5,911)

INVESTING ACTIVITIES
Increase in short-term investments                                 (32)       (9,251)
Additions to property and equipment                                (38)          (80)
Increase in patent costs and other assets                         (152)         (153)
                                                              --------      --------

Net cash used for investing activities                            (222)       (9,484)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                          58            35
Payments on obligations under capital leases                      (478)         (413)
                                                              --------      --------

Net cash used for financing activities                            (420)         (378)

Net increase (decrease) in cash and cash equivalents             2,020       (15,773)
Cash and cash equivalents at beginning of period                 6,613        19,804
                                                              --------      --------

Cash and cash equivalents at end of period                    $  8,633      $  4,031
                                                              ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                 $     40      $    108
                                                              ========      ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Adjustment to deferred compensation for terminations          $     16      $   --
                                                              ========      ========

See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 1997


1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements of La Jolla Pharmaceutical Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 1997. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1996 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.   ACCOUNTING POLICIES

REVENUE RECOGNITION

Revenue from collaborative agreements is recorded when earned as defined under the terms of the agreements. Payments received in advance under these agreements are recorded as deferred revenue and are included in deferred liabilities on the balance sheet until earned.

ACCOUNTING STANDARD ON EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" (Statement No. 128), which supercedes Accounting Principles Board Opinion 15. Statement No. 128 replaces the presentation of "primary earnings per share" with "basic earnings per share" which includes no dilution and is based on weighted-average common shares outstanding for the period. Statement No. 128 is effective for financial statements issued for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The adoption of this statement is not expected to have a material impact as the Company is currently in a net loss position and therefore stock options and warrants are not included in the computation of earnings per share since their effect is anti-dilutive.

                         LA JOLLA PHARMACEUTICAL COMPANY


PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below includes forward-looking statements, including without limitation those dealing with the Company's drug development plans and clinical trials, its relationship with Abbott Laboratories ("Abbott"), and other matters described in terms of the Company's plans and expectations. The forward-looking statements involve risks and uncertainties and a number of factors, both foreseen and unforeseen, could cause actual results to differ from the Company's current expectations. The Company's ongoing Phase II/III clinical trial of LJP 394, the Company's drug candidate for the treatment of lupus, could result in a finding that LJP 394 is not effective in producing a sustained reduction of dsDNA antibodies in large patient populations or does not provide a meaningful clinical benefit. The Company's other potential drug candidates are at earlier stages of development and involve comparable risks. Payments by Abbott to the Company are contingent upon progress of clinical trials and the Company's achievement of certain other milestones that might not be met. The relationship with Abbott could be terminated by either party for various reasons. Clinical trials could be delayed and could have negative or inconclusive results. Additional risk factors include the uncertainty of future revenue from product sales or other sources such as collaborative relationships, the uncertainty of future profitability, the Company's dependence on patents and other proprietary rights, the Company's limited manufacturing capabilities and the Company's lack of marketing experience. Readers are cautioned not to place undue reliance upon forward-looking statements, which speak only as of the date hereof, and the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described below and in other reports and registration statements of the Company filed with the SEC from time to time.

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

     The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and potential revenues from collaborative arrangements. Some of these fluctuations may be significant. The Company's research and development expenses are expected to increase significantly in the future as the Company increases its development efforts. As of June 30, 1997, the Company's accumulated deficit was approximately $51.2 million.

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

RESULTS OF OPERATIONS

     The Company earned $2.1 and $4.5 million in revenue from its collaborative agreement with Abbott in the three and six months ended June 30, 1997, respectively, and earned no revenues for the same periods in 1996. Revenue from collaborative agreements is recorded when earned as defined under the terms of the agreements. Payments received in advance under these agreements are recorded as deferred revenue and are included in deferred liabilities on the balance sheet until earned. Total revenue payments of approximately $7.0 million were received in advance under the collaborative agreement with Abbott in the first six months of 1997, of which approximately $2.5 million was unearned as of June 30, 1997. The receipt of payments and the recognition of revenue from the collaborative agreement with Abbott may vary significantly from quarter to quarter and from year to year depending on the level of research effort expended and the timing of milestone payments. There can be no assurance that the Company will realize any further revenue from the Abbott arrangement or any other collaborative arrangement.

     Research and development expenses increased to $3.3 million for the second quarter of 1997 from $2.6 million for the same period in 1996. For the six months ended June 30, 1997, research and development expense increased to $6.5 million from $5.1 million for the same period in 1996. The increase was due primarily to the conduct of the Company's toxicology and clinical programs including the Phase II/III clinical trial of LJP 394, increased facilities expenditures and the expansion of the Company's research and development programs. The Company's research and development expenses are expected to increase significantly in the future as the organization grows, efforts to develop additional drug candidates are intensified and potential products progress into and through clinical trials.

     General and administrative expenses increased to $766,000 for the second quarter of 1997, from $592,000 for the same period in 1996. For the six months ended June 30, 1997, general and administrative expense increased to $1.5 million from $1.2 million for the same period in 1996. Several factors contributed to this increase, including increased personnel to support increased research and development and clinical activities, increased facilities expenditures and expanded business development activities. The Company expects general and administrative expenses to increase at a greater rate in the future because, among other reasons, the Company has leased additional space to house expanded research and development and manufacturing activities. In the future, general and administrative expenses may increase due to payment obligations to a financial consultant arising in connection with certain payments expected from Abbott under the collaborative agreement.

     Interest income increased to $355,000 for the second quarter of 1997 from $336,000 for the same period in 1996. For the six months ended June 30, 1997, interest income increased to $710,000 from $622,000 for the same period in 1996. The increase was due to higher investment balances following receipt of the net proceeds of the Company's follow-on public offering in July and August 1996, its sale of stock to Abbott in December 1996, the initial license payment from Abbott received in January 1997 and the receipt of revenue payments under the collaborative agreement with Abbott during the first six months

                         LA JOLLA PHARMACEUTICAL COMPANY


of 1997. For the second quarter of 1997, interest expense decreased to $16,000 from $51,000 for the same period in 1996. For the six months ended June 30, 1997, interest expense decreased to $40,000 from $108,000 for the same period in 1997. The decrease was the result of decreases in the Company's capital lease obligations as compared to the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997, the Company had incurred a cumulative net loss since inception of approximately $51.2 million, and had financed its operations through private and public offerings of its securities, payments under collaborative agreements, capital and operating lease transactions, and interest income on its invested cash balances. As of June 30, 1997, the Company had raised $75.7 million in net proceeds since inception from sales of equity securities.

     At June 30, 1997, the Company had $26.3 million in cash, cash equivalents and short-term investments, as compared to $24.2 million at December 31, 1996. The Company's working capital at June 30, 1997 was $23.2 million, as compared to $25.9 million at December 31, 1996. The increases in cash, cash equivalents and short-term investments resulted from the receipt of the initial license fee and revenue payments under the Company's collaborative agreement with Abbott and the financing of property and equipment under operating leases, partially offset by the continued use of the Company's cash toward expenses of ongoing clinical and research and development programs and related general and administrative expenses. The decrease in working capital resulted from use of cash to fund operations and the deferral of unearned advance revenue payments under the collaborative agreement with Abbott. The Company invests its cash in corporate and U.S. Government backed debt instruments.

     As of June 30, 1997, the Company had acquired an aggregate of $4.6 million in property and equipment, of which approximately $3.2 million had been acquired through capital lease obligations. In addition, the Company leases its office and laboratory facilities and certain property and equipment under operating leases. The Company has no material commitments for the acquisition of property and equipment but anticipates increasing investment in property and equipment in connection with the enhancement of its manufacturing and research capabilities.

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

                         LA JOLLA PHARMACEUTICAL COMPANY


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

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on May 13, 1997. All of the Company's directors were re-elected. In addition, the Company's stockholders voted to amend the Company's 1994 Stock Incentive Plan to increase by 500,000 (subject to antidilution adjustments specified in the plan), the total number of shares of the Company's Common Stock that may be issued pursuant to such plan. A total of 11,047,593 shares were voted for the amendment, 3,529,195 against and 42,768 abstained. Also, the Company's stockholders voted to amend the Company's 1994 Stock Incentive Plan to conform with Section 162(m) of the Internal Revenue Code so as to preserve the Company's ability to take income tax deductions for compensation in excess of $1 million paid to the Chief Executive Officer and each of the other four most highly compensated executives. A total of 14,228,253 shares were voted for the amendment, 104,287 against and 52,186 abstained.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (A)       EXHIBITS

                         LA JOLLA PHARMACEUTICAL COMPANY


Exhibit No.     Description
-----------     -----------

3.1             Intentionally omitted
3.2             Bylaws of the Company (1)
3.3             Restated Certificate of Incorporation of the Company (3)
10.1            Intentionally omitted
10.2 Stock Option Agreement dated February 4, 1993 entitling Joseph Stemler to purchase 35,000 shares of Common Stock (1) *
10.3 Letter regarding terms of employment and potential severance of Stephen M. Coutts (1) and the modification to this letter (10)*
10.4            Intentionally omitted
10.5            Intentionally omitted
10.6            Steven B. Engle Employment Agreement (1) and Amendment No. 1
                (10)*
10.7            Form of Directors and Officers Indemnification Agreement (1)
10.8            Intentionally omitted
10.9 Exclusive License Agreement dated September 1, 1991 regarding PLA2 inhibition technology between the Company and the Regents of the University of California (1)
10.10 Option and Collaborative Research Agreement dated June 10, 1991 regarding certain compounds for potential treatment of muscular dystrophies or myasthenia gravis between the Company and CepTor Corporation (1)
10.11 Consulting Agreement dated September 1, 1991 between the Company and Dr. Edward A. Dennis (1)
10.12 Agreement dated September 1, 1991 regarding stock purchase between the Company and Dr. Edward A. Dennis (1)
10.13           Form of Employee Invention and Confidential Information
                Agreement (1)
10.14           Industrial Real Estate Lease (1)
10.15           Intentionally omitted
10.16 Master Lease Agreement dated June 22, 1993 with Aberlyn Capital Management Limited Partnership ("ACM") and related Agreements to Issue Warrant with Warrants issued to ACM and Aberlyn Holding Company, Inc. (1)
10.17 La Jolla Pharmaceutical Company 1989 Incentive Stock Option Plan and 1989 Nonstatutory Stock Option Plan (1) *
10.18 Form of Stock Option Agreement under the 1989 Nonstatutory Stock Option Plan (1)
10.19           La Jolla Pharmaceutical Company 1994 Incentive Stock Option Plan
                (1) *
10.20           Intentionally omitted
10.21 Letter Agreement dated June 7, 1993 between the Company and Vector Securities International regarding Vector's engagement as financial advisor to the Company with respect to potential corporate strategic alliances (1)
10.22 Letter Agreement dated December 23, 1993 between the Company and Aberlyn Holding Company, Inc. regarding Aberlyn's engagement as financial and investment banking advisor to the Company with respect to potential strategic alliances with Korean pharmaceutical companies (1)
10.23           Intentionally omitted

10.24           Intentionally omitted
10.25           Second Amendment to Lease dated June 30, 1994 by and between the
                Company and BRE Properties, Inc. (2)
10.26           Intentionally omitted
10.27           Third Amendment to Lease dated January 26, 1995 by and between the Company and BRE Properties, Inc. (4)
10.28           Intentionally omitted
10.29           Master Lease Agreement dated September 13, 1995 by and between the Company and Comdisco Electronics Group (5)
10.30           Intentionally omitted
10.31           Agreement dated September 22, 1995 between the Company and
                Joseph Stemler regarding option vesting *(6)
10.32           Consulting Agreement dated January 1, 1996 between the Company and Joseph Stemler*(6)
10.33           Building Lease Agreement effective November 1, 1996 by and between the Company and WCB II-S BRD Limited Partnership (7)
10.34           Master Lease Agreement dated December 20, 1996 by and between the Company and Transamerica Business Credit Corporation
10.35           License and Supply Agreement dated December 23, 1996 by and between the Company and Abbott Laboratories (8)
10.36           Stock Purchase Agreement dated December 23, 1996 by and between the Company and Abbott Laboratories (9)
23.1            Consent of Ernst & Young LLP, independent auditors
27              Financial Data Schedule

------------------------------------

*    This exhibit is a management contract or compensatory plan or arrangement.
(1) Previously filed with the Company's Registration Statement on Form S-1 (No. 33-76480) as declared effective by the Securities and Exchange Commission on June 3, 1994.
(2) Previously filed with the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1994 and incorporated by reference herein.
(3) Previously filed with the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated by reference herein.
(4) Previously filed with the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995 and incorporated by reference herein.
(5) Previously filed with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995 and incorporated by reference herein.
(6) Previously filed with the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated by reference herein.
(7) Previously filed with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996 and incorporated by reference herein.
(8) Portions of the Exhibit 10.35 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.
(9) Previously filed with the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated by reference herein.
(10) Filed herein.

     (B)  REPORTS ON FORM 8-K

          None

                         LA JOLLA PHARMACEUTICAL COMPANY

                                    SIGNATURE

                                  JUNE 30, 1997


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       La Jolla Pharmaceutical Company



Date:  August 12, 1997                 By: /s/ Wood C. Erwin
                                          --------------------------------
                                          Wood C. Erwin
                                          Vice President Finance
                                          Chief Financial Officer
                                          Signed both on behalf of the
                                          Registrant and as Principal Accounting
                                          Officer.

                         LA JOLLA PHARMACEUTICAL COMPANY


                                INDEX TO EXHIBITS



                                                                                     Sequentially
Exhibit                                                                                Numbered
Number                             Exhibit                                               Page
------                             -------                                           ------------
10.3      Modification to the Letter regarding terms of employment and potential severance of Stephen M. Coutts 15

10.6      Amendment No. 1 to Employment Agreement with Steven B. Engle 16

27        Financial Data Schedule 18