Form 10-Q
period 1997-09-30
LA JOLLA PHARMACEUTICAL CO
filed 1997-11-13
CIK 920465

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

MARK ONE

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

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

The number of shares of the Registrant's common stock, $.01 par value, outstanding at September 30, 1997 was 18,140,880.

                         LA JOLLA PHARMACEUTICAL COMPANY
                                    FORM 10-Q
                                QUARTERLY REPORT


                                      INDEX

COVER PAGE.................................................................................1

INDEX .....................................................................................2

PART I.  FINANCIAL INFORMATION

      ITEM 1.  Financial Statements (Unaudited)

      Balance Sheets as of September 30, 1997 and December 31, 1996 ....................   3

      Statements of Operations for the three months and nine months ended
      September 30, 1997 and 1996 ......................................................   4

      Statements of Cash Flows for the nine months ended September 30, 1997 and 1996....   5

      Notes to Financial Statements ....................................................   6

      ITEM 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations ...................................................   7

      ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ..............   *


PART II.  OTHER INFORMATION

      ITEM 1.  Legal Proceedings .......................................................   *

      ITEM 2.  Changes in Securities ...................................................   *

      ITEM 3.  Defaults upon Senior Securities .........................................   *

      ITEM 4.  Submission of Matters to a Vote of Security Holders .....................   *

      ITEM 5.  Other information .......................................................   *

      ITEM 6.  Exhibits and Reports on Form 8-K ........................................  10


SIGNATURE ..............................................................................  13


* No information provided due to inapplicability of item.

                         LA JOLLA PHARMACEUTICAL COMPANY


PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                 (in thousands)

                                                         September 30,  December 31,
                                                              1997         1996
                                                         -------------  ------------
                                                          (Unaudited)     (Note)
ASSETS
Current assets:
      Cash and cash equivalents                            $ 12,310      $  6,613
      Short-term investments                                 15,969        17,621
      Receivable                                                 --         4,000
      Other current assets                                      860         1,233
                                                           --------      --------
           Total current assets                              29,139        29,467

Property and equipment, net                                   1,187         1,361
Patent costs and other assets, net                            1,044           859
                                                           --------      --------
           Total assets                                    $ 31,370      $ 31,687
                                                           ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                     $    420      $  1,539
      Accrued expenses                                          623         1,106
      Accrued payroll and related expenses                      337           294
      Deferred liabilities                                    2,293            --
      Current portion of obligations under
        capital leases                                          204           642
                                                           --------      --------
           Total current liabilities                          3,877         3,581

Noncurrent portion of obligations under capital leases           26           168

Commitments

Stockholders' equity:
      Common stock                                              181           173
      Additional paid-in capital                             80,224        76,307
      Deferred compensation                                     (59)         (169)
      Accumulated deficit                                   (52,879)      (48,373)
                                                           --------      --------
           Total stockholders' equity                        27,467        27,938
                                                           --------      --------
           Total liabilities and stockholders' equity      $ 31,370      $ 31,687
                                                           ========      ========




Note: The balance sheet at December 31, 1996 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete balance sheets.

See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                            Three Months Ended           Nine Months Ended
                                               September 30,               September 30,
                                          ----------------------      ---------------------
                                            1997          1996          1997          1996
                                          --------      --------      --------      --------
Revenue from collaborative agreement      $  2,297      $     --      $  6,791      $     --

Expenses:
  Research and development                   3,659         2,676        10,132         7,818
  General and administrative                   630           631         2,177         1,810
                                          --------      --------      --------      --------
      Total expenses                         4,289         3,307        12,309         9,628
                                          --------      --------      --------      --------
Loss from operations                        (1,992)       (3,307)       (5,518)       (9,628)

Interest expense                               (10)          (42)          (50)         (150)
Interest income                                352           274         1,062           896
                                          --------      --------      --------      --------
Net loss                                  $ (1,650)     $ (3,075)     $ (4,506)     $ (8,882)
                                          ========      ========      ========      ========

Net loss per share                        $   (.09)     $   (.19)     $   (.26)     $   (.60)
                                          ========      ========      ========      ========

Shares used in computing net loss per
  share                                     17,445        16,160        17,338        14,777
                                          ========      ========      ========      ========


See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                            Nine Months Ended
                                                             September 30,
                                                         ----------------------
                                                            1997         1996
                                                         --------      --------
OPERATING ACTIVITIES
Net loss                                                 $ (4,506)     $ (8,882)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
    Depreciation and amortization                             446           567
    Deferred compensation amortization                         95           211
    Change in operating assets and liabilities:
        Receivables                                         4,000            --
        Other current assets                                  373          (861)
        Accounts payable and accrued expenses              (1,602)           50
        Accrued payroll and related expenses                   43          (174)
        Deferred liabilities                                2,293            --
                                                         --------      --------
Net cash provided by (used for) operating activities        1,142        (9,089)

INVESTING ACTIVITIES
Decrease (increase) in short-term investments               1,652       (11,326)
Additions to property and equipment                          (259)         (180)
Increase in patent costs and other assets                    (198)         (267)
                                                         --------      --------
Net cash provided by (used for) investing activities        1,195       (11,773)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                  3,940         9,833
Payments on obligations under capital leases                 (580)         (630)
Payment on notes receivable from stockholder                   --            14
                                                         --------      --------
Net cash provided by financing activities                   3,360         9,217
                                                         --------      --------

Net increase (decrease) in cash and cash equivalents        5,697       (11,645)
Cash and cash equivalents at beginning of period            6,613        19,804
                                                         --------      --------
Cash and cash equivalents at end of period               $ 12,310      $  8,159
                                                         ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                            $     50      $    150
                                                         ========      ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Adjustment to deferred compensation for terminations     $     15      $     --
                                                         ========      ========

See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 1997


1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of La Jolla Pharmaceutical Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 1997. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1996 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.  ACCOUNTING POLICIES

REVENUE RECOGNITION

Revenue from collaborative agreements is recorded when earned. Payments received in advance under these agreements are recorded as deferred revenue and are included in deferred liabilities on the balance sheet until earned.

ACCOUNTING STANDARD ON EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" (Statement No. 128), which supersedes Accounting Principles Board Opinion 15. Statement No. 128 replaces the presentation of "primary earnings per share" with "basic earnings per share" which includes no dilution and is based on weighted-average common shares outstanding for the period. Statement No. 128 is effective for financial statements issued for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The adoption of this statement is not expected to have a material impact as the Company is currently in a net loss position and therefore stock options and warrants are not included in the computation of earnings per share since their effect is anti-dilutive.

3.  COLLABORATIVE AGREEMENT

In September 1997, the Company issued 831,152 shares of common stock to Abbott Laboratories for an aggregate purchase price of $4,000,000 in accordance with the terms of the Company's collaborative agreement with Abbott Laboratories.

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

        The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and potential revenues from collaborative arrangements. Some of these fluctuations may be significant. The Company's research and development expenses are expected to increase significantly in the future as the Company increases its development efforts. As of September 30, 1997, the Company's accumulated deficit was approximately $52.9 million.

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

RESULTS OF OPERATIONS

        The Company earned $2.3 and $6.8 million in revenue from its collaborative agreement with Abbott in the three and nine months ended September 30, 1997, respectively, and earned no revenues for the same periods in 1996. Payments received in advance under the collaborative agreement with Abbott are recorded as deferred revenue and are included in deferred liabilities on the balance sheet until earned. Total revenue payments of approximately $9.1 million were received in advance under the collaborative agreement with Abbott in the first nine months of 1997, of which approximately $2.3 million was unearned as of September 30, 1997. The receipt of payments and the recognition of revenue from the collaborative agreement with Abbott may vary significantly from quarter to quarter and from year to year depending on the level of research effort expended and the timing of milestone payments. There can be no assurance that the Company will realize any further revenue from the Abbott arrangement or any other collaborative arrangement.

        Research and development expenses increased to $3.7 million for the third quarter of 1997 from $2.7 million for the same period in 1996. For the nine months ended September 30, 1997, research and development expense increased to $10.1 million from $7.8 million for the same period in 1996. The increase was due primarily to manufacturing scale-up activities including increased facilities expenditures, the conduct of the Company's Phase II/III clinical trial of LJP 394, and the expansion of the Company's research and development programs. The Company's research and development expenses are expected to increase significantly in the future as the organization grows, efforts to develop additional drug candidates are intensified and potential products progress into and through clinical trials.

        General and administrative expenses decreased slightly to $630,000 for the third quarter of 1997, from $631,000 for the same period in 1996. For the nine months ended September 30, 1997, general and administrative expense increased to $2.2 million from $1.8 million for the same period in 1996. Several factors contributed to this increase, including increased personnel costs to support increased research and development and clinical activities, increased facilities expenditures and expanded business development activities. The Company expects general and administrative expenses to increase at a greater rate in the future to support expanded research and development, manufacturing and business development activities. In the future, general and administrative expenses may increase due to payment obligations to a financial consultant arising in connection with certain payments expected from Abbott under the collaborative agreement.

        Interest income increased to $352,000 for the third quarter of 1997 from $274,000 for the same period in 1996. For the nine months ended September 30, 1997, interest income increased to $1.1 million from $896,000 for the same period in 1996. The increase was due to higher investment balances following receipt of the net proceeds of the Company's follow-on public offering in July and August 1996, its sale of stock to Abbott in December 1996, the initial license payment from Abbott received in January

                         LA JOLLA PHARMACEUTICAL COMPANY

1997 and the receipt of revenue payments under the collaborative agreement with Abbott during the first nine months of 1997. For the third quarter of 1997, interest expense decreased to $10,000 from $42,000 for the same period in 1996. For the nine months ended September 30, 1997, interest expense decreased to $50,000 from $150,000 for the same period in 1996. The decrease was the result of decreases in the Company's capital lease obligations as compared to the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1997, the Company had incurred a cumulative net loss since inception of approximately $52.9 million, and had financed its operations through private and public offerings of its securities, payments under collaborative agreements, capital and operating lease transactions, and interest income on its invested cash balances. As of September 30, 1997, the Company had raised $79.6 million in net proceeds since inception from sales of equity securities.

        At September 30, 1997, the Company had $28.3 million in cash, cash equivalents and short-term investments, as compared to $24.2 million at December 31, 1996. The Company's working capital at September 30, 1997 was $25.3 million, as compared to $25.9 million at December 31, 1996. The increases in cash, cash equivalents and short-term investments resulted from the receipt of the initial license fee and revenue payments under the Company's collaborative agreement with Abbott, the sale of stock to Abbott in September 1997 for net proceeds of approximately $3.9 million, and the financing of property and equipment under operating leases, partially offset by the continued use of the Company's cash toward expenses of ongoing clinical and research and development programs and related general and administrative expenses. The decrease in working capital resulted from use of cash to fund operations and the deferral of unearned advance revenue payments under the collaborative agreement with Abbott offset by the net proceeds received from the sale of stock to Abbott in September 1997. The Company invests its cash in corporate and U.S. Government backed debt instruments.

        As of September 30, 1997, the Company had acquired an aggregate of $4.8 million in property and equipment, of which approximately $3.2 million had been acquired through capital lease obligations. In addition, the Company leases its office and laboratory facilities and certain property and equipment under operating leases. The Company has no material commitments for the acquisition of property and equipment but anticipates increasing investment in property and equipment in connection with the enhancement of its manufacturing and research capabilities.

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

                         LA JOLLA PHARMACEUTICAL COMPANY

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

               (a) EXHIBITS


Exhibit No.    Description
-----------    -----------
3.1            Intentionally omitted

3.2            Bylaws of the Company (1)

3.3            Restated Certificate of Incorporation of the Company (3)

10.1           Intentionally omitted

10.2           Stock Option Agreement dated February 4, 1993 entitling Joseph
               Stemler to purchase 35,000 shares of Common Stock (1)*

10.3 Letter regarding terms of employment and potential severance of Stephen M. Coutts (1) and the modification to this letter (10)*

                         LA JOLLA PHARMACEUTICAL COMPANY


10.4           Intentionally omitted

10.5           Intentionally omitted

10.6           Steven B. Engle Employment Agreement(1) and Amendment No. 1 (10)*

10.7           Form of Directors and Officers Indemnification Agreement(1)

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

10.11 Consulting Agreement dated September 1, 1991 between the Company and Dr. Edward A. Dennis (1)

10.12 Agreement dated September 1, 1991 regarding stock purchase between the Company and Dr. Edward A. Dennis (1)

10.13          Form of Employee Invention and Confidential Information
               Agreement(1)

10.14          Industrial Real Estate Lease (1)

10.15          Intentionally omitted

10.16          Master Lease Agreement dated June 22, 1993 with Aberlyn Capital
               Management Limited Partnership ("ACM") and related Agreements to
               Issue Warrant with Warrants issued to ACM and Aberlyn Holding
               Company, Inc. (1)

10.17 La Jolla Pharmaceutical Company 1989 Incentive Stock Option Plan and 1989 Nonstatutory Stock Option Plan (1)*

10.18          Form of Stock Option Agreement under the 1989 Nonstatutory Stock
               Option Plan (1)

10.19          La Jolla Pharmaceutical Company 1994 Incentive Stock Option Plan
               (1)*

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

                         LA JOLLA PHARMACEUTICAL COMPANY

10.29 Master Lease Agreement dated September 13, 1995 by and between the Company and Comdisco Electronics Group (5)

10.30          Intentionally omitted

10.31          Agreement dated September 22, 1995 between the Company and Joseph
               Stemler regarding option vesting (6)*

10.32 Consulting Agreement dated January 1, 1996 between the Company and Joseph Stemler(6)*

10.33 Building Lease Agreement effective November 1, 1996 by and between the Company and WCB II-S BRD Limited Partnership (7)

10.34          Master Lease Agreement dated December 20, 1996 by and between the
               Company and Transamerica Business Credit Corporation(9)

10.35 License and Supply Agreement dated December 23, 1996 by and between the Company and Abbott Laboratories (8)

10.36 Stock Purchase Agreement dated December 23, 1996 by and between the Company and Abbott Laboratories (9)

10.37          Option Amendment Agreement dated November 3, 1997 between the
               Company and Peter G. Ulrich(11)*

23.1           Consent of Ernst & Young LLP, independent auditors(9)

27             Financial Data Schedule(11)


----------
 *   This exhibit is a management contract or compensatory plan or arrangement.

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

(10) Previously filed with the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997 and incorporated by reference herein.

(11) Filed herein.

               (b)     REPORTS ON FORM 8-K

               None

                         LA JOLLA PHARMACEUTICAL COMPANY

                                    SIGNATURE

                               SEPTEMBER 30, 1997


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                La Jolla Pharmaceutical Company



Date:  November 12, 1997                        By:       /s/ Wood C. Erwin
                                                  -------------------------
                                                  Wood C. Erwin
                                                  Vice President Finance
                                                  Chief Financial Officer
                                                  Signed  both on behalf of the
                                                  Registrant and as Principal
                                                  Accounting Officer.

                         LA JOLLA PHARMACEUTICAL COMPANY


                                INDEX TO EXHIBITS



                                                                                 Sequentially
Exhibit                                                                            Numbered
Number                                         Exhibit                               Page
------                                         -------                           -------------
 10.37        Option Amendment Agreement dated November 3, 1997 between
              the Company and Peter G. Ulrich                                         15

 27           Financial Data Schedule                                                 16