Form 10-K405
period 1997-12-31
LA JOLLA PHARMACEUTICAL CO
filed 1998-03-30
CIK 920465

                                      UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                        FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the fiscal year ended            DECEMBER 31, 1997
                                          ----------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ____________ to ____________

                         Commission file number 0-24274

                         LA JOLLA PHARMACEUTICAL COMPANY
             (Exact name of registrant as specified in its charter)


             DELAWARE                                        33-0361285
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation of organization)                         Identification No.)

                   6455 NANCY RIDGE DRIVE, SAN DIEGO, CA 92121
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (619) 452-6600

Securities registered pursuant to Section 12(b) of the Act:      None
                                                           --------------------

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01
                                                            Warrants

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq Stock Market on March 17, 1998, was $51,158,734. The number of shares of the Registrant's common stock, $.01 par value, outstanding at March 17, 1998 was 18,159,807.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates certain information by reference from the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 13, 1998, which proxy statement will be filed on or about March 31, 1998.

                           FORWARD-LOOKING STATEMENTS

        This Report includes forward-looking statements, including without limitation those dealing with the Company's drug development plans and clinical trials, its relationship with Abbott Laboratories ("Abbott"), and other matters described in terms of the Company's plans and expectations. The forward-looking statements in this Report involve risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ from the Company's current expectations. The Company's ongoing Phase II/III clinical trial of LJP 394, the Company's drug candidate for the treatment of lupus, could result in a finding that LJP 394 is not effective in producing a sustained reduction of double-stranded DNA ("dsDNA") antibodies in large patient populations or does not provide a meaningful clinical benefit. The Company's other potential drug candidates are at earlier stages of development and involve comparable risks. Payments by Abbott to the Company are contingent upon progress of clinical trials and the Company's achievement of certain other milestones that might not be met. The relationship with Abbott could be terminated by either party for various reasons. Clinical trials could be delayed and could have negative or inconclusive results. Additional risk factors include the uncertainty of future revenue from product sales or other sources such as collaborative relationships, the uncertainty of future profitability, the need for additional financing, the Company's dependence on patents and other proprietary rights, the Company's limited manufacturing capabilities and the Company's lack of marketing experience. Readers are cautioned not to place undue reliance upon forward-looking statements, which speak only as of the date hereof, and the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described below under the heading "Certain Risk Factors" and elsewhere in this Report and in other reports and registration statements of the Company filed with the Securities and Exchange Commission ("SEC") from time to time.


                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

        La Jolla Pharmaceutical Company is a biopharmaceutical company focused on the research and development of highly specific therapeutics for the treatment of certain life-threatening antibody-mediated diseases. These diseases, including autoimmune conditions such as lupus and antibody-mediated stroke, are caused by abnormal B cell production of antibodies that attack healthy tissues. Current therapies for these autoimmune disorders only address symptoms of the disease or nonspecifically suppress the normal operation of the immune system, which often results in severe, adverse side effects and hospitalization. The Company believes that its drug candidates, called Toleragens, will treat the underlying cause of many antibody-mediated diseases without these severe, adverse side effects. The Company is currently conducting a Phase II/III clinical trial initiated in December 1996 for its lupus drug candidate, LJP 394.

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

        Toleragens are composed of disease-specific epitopes and a carrier platform, which are proprietary chemical structures developed and synthesized by the Company. To mimic the unique epitopes on an antigen's surface, LJP identifies and synthesizes epitopes specific to particular antibody-mediated diseases and attaches or conjugates these epitopes to the carrier platform, which serves as a vehicle for presenting the epitopes to the antibody receptors on the targeted B cell. When the epitope binds to the antibody receptors on the B cell in the absence of a T cell signal, the B cell may become tolerized and cease to produce disease-causing antibodies. The Company believes that the Toleragen carrier platform, or a modification thereof, can be used with epitopes specific to various diseases to create therapeutics targeted at different antibody-mediated diseases.

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

BUSINESS STRATEGY

        The Company's objective is to become the leading developer of highly specific therapeutics for the treatment of life-threatening, antibody-mediated disorders such as lupus, antibody-mediated stroke, recurrent fetal loss, deep vein thrombosis, Rh hemolytic disease of the newborn, myasthenia gravis, heart attack and Graves' disease. The Company's strategy includes the following key elements:

        Complete Clinical Development of LJP 394. The Company's primary near-term goal is to complete development of LJP 394 to treat lupus. The Company is conducting a Phase II/III clinical trial to evaluate the safety and efficacy of the drug in a large population of patients.

        Apply Tolerance Technology to Life-threatening Antibody-mediated Diseases. The Company is focusing on chronic, life-threatening, antibody-mediated diseases, such as lupus, for which there are no existing treatments or for which current therapeutics have significant limitations. The Company intends to use its Tolerance Technology to design therapeutics that specifically address other targeted antibody-mediated diseases without adversely affecting normal immune system function.

        Utilize Strategic Collaborations to Develop and Commercialize Product Candidates. The Company has a collaborative agreement with Abbott for the worldwide development and commercialization of LJP 394, and intends to seek appropriate collaborations with other pharmaceutical companies to provide support for its research programs and the clinical development and commercialization of other drug candidates.

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

        Expand Intellectual Property Leadership Position. The Company owns 53 issued patents and has 55 pending patent applications covering the Company's Tolerance Technology and its lupus and antibody-mediated stroke drug candidates. The Company plans to broaden this position with further discoveries and patent filings.

PRODUCTS UNDER DEVELOPMENT

        The Lupus Program

        Lupus is a life-threatening, antibody-mediated disease in which disease-causing antibodies damage various tissues. According to recent information compiled by the Lupus Foundation of America and other sources and epidemiological studies conducted in the 1970s, the number of lupus patients in the United States is between 250,000 and 1,000,000, with 16,000 new cases diagnosed each year. Approximately nine out of 10 lupus patients are women, who usually develop the disease during their childbearing years. Lupus is characterized by a number of symptoms, including chronic kidney inflammation, which can lead to kidney failure, and serious episodes of cardiac and central nervous system inflammation, as well as arthritis and rashes. Approximately 80% of patients will progress to more serious disease symptoms, and approximately 50% of lupus patients have renal involvement.

        Antibodies to dsDNA can be detected in approximately 90% of untreated lupus patients, and are widely believed to cause kidney disease (nephritis), often resulting in morbidity and mortality in lupus patients. These antibodies are also associated with episodes of potentially life-threatening inflammation called flares, which may occur more than once per year and usually require intensive care hospitalization. Significant kidney destruction occurs during flares. Lupus nephritis can lead to deterioration of kidney function and end-stage kidney disease, requiring long-term renal dialysis or kidney transplantation.

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

        The Company has designed LJP 394 to suppress the production of antibodies to dsDNA in lupus patients without suppressing the normal function of the immune system. The design of LJP 394 is based upon scientific evidence of the role of antibodies to dsDNA in lupus. A recent study indicated that a rise in the level of antibodies to dsDNA may be predictive of flares in lupus patients with renal involvement, and that suppressing antibodies to dsDNA by treating these patients with steroids that non-specifically lower antibody levels prevents relapses in a majority of patients. In a mouse model of lupus nephritis that generates elevated levels of antibodies to dsDNA, administration of LJP 394 reduced the production of antibodies to dsDNA, reduced the number of antibody-forming cells, and reduced kidney disease while extending the life of the animals. The Company believes that its own and other studies provide evidence that inhibiting antibodies to dsDNA may provide an effective therapy for lupus nephritis.

        Certain studies of lupus patients indicate that antibodies to dsDNA with the highest binding affinity are associated with the most damage to the kidneys. The Company believes that its Tolerance Technology process preferentially targets these antibodies.

        Results of Clinical Trials

        Based on its preclinical findings, the Company filed an Investigational New Drug ("IND") application for LJP 394 with the United States Food and Drug Administration ("FDA") in August 1994. In a double-blind, placebo-controlled Phase I clinical trial in December 1994, healthy volunteers received LJP 394 and displayed no significant drug-related adverse effects and no immune reaction to the drug.

        The Company's Phase II clinical trials included a single-dose trial, a repeat escalating-dose trial, and a dose-ranging trial. The single-dose clinical trial evaluated the safety of a single, 100 mg intravenous dose of LJP 394 in four female lupus patients by monitoring antibody levels, blood chemistry, vital signs and complement (inflammation-promoting proteins) levels for 28 days after dosing. LJP 394 was well tolerated by all four patients, with no drug-related adverse clinical symptoms and no clinically significant complement level changes. In addition, no clinically significant immune complex formation (inflammation-promoting accumulation of antibodies and antigens) was observed, indicating the absence of an adverse immune response to LJP 394. A transient reduction in dsDNA antibody levels was also observed. These results were presented at the American College of Rheumatology Conference in October 1996.

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

        In December 1996, the Company initiated a multicenter Phase II/III clinical trial of LJP 394. The purpose of the trial is to evaluate the safety of the drug and its potential to prevent renal flares, reduce disease severity and the need for immunosuppressive steroids/chemotherapy drugs and hospitalization, and improve patients' quality of life. The trial is being conducted in collaboration with Abbott and will be completed when the last patient enrolled completes the 18-month period of treatment currently estimated to be some time in year 2000. This is a double-blind trial and the Company does not expect to announce interim efficacy results. The trial and the development of LJP 394 in general involve many risks and uncertainties, and there can be no assurance that any interim clinical results can be replicated in further clinical testing or that LJP 394 will be effective in inducing and sustaining antibody suppression, will prove to be clinically safe or effective, or will receive required regulatory approvals. If the Phase II/III trial produces negative or inconclusive results, the Company's business and financial condition will be adversely affected and it may be difficult or impossible for the Company to survive.

        Antibody-Mediated Thrombosis, Including Stroke, Heart Attack, Deep Vein Thrombosis and Recurrent Fetal Loss

        Researchers believe that anticardiolipin antibodies promote arterial and venous blood clots, which can cause a variety of life-threatening medical problems. For example, blood clots that lodge in the brain may cause stroke and those that lodge in the legs may cause deep vein thrombosis. There are multiple conditions associated with these antibodies: antibody-mediated stroke, heart attack, recurrent fetal loss, thrombocytopenia (platelet deficiencies), deep vein thrombosis, and complications following cardiovascular surgery. The Company's program to develop a Toleragen to treat anticardiolipin antibodies targets stroke, myocardial infarction, deep vein thrombosis, post operative complications, and recurrent fetal loss. These antibodies are associated with the formation of blood clots leading to multiple, recurring, and potentially life threatening conditions. The Company estimates that there are greater than 500,000 patients world wide with antibody-mediated thrombosis.

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

        Anticardiolipin antibodies are also associated with recurrent fetal loss, a syndrome of repeated miscarriage. Published clinical reports estimate that many women with elevated anticardiolipin antibody levels experience multiple miscarriages, delayed fetal development or premature childbirth. Recent academic research suggests that elevated levels of anticardiolipin antibodies are also found in approximately 10 to 30% of patients with other clotting disorders, including myocardial infarction (heart attack), deep vein thrombosis, thrombocytopenia (platelet deficiency), cardiac valve lesion as well as in approximately 30% of lupus patients. In myocardial infarction, recent research suggests the relative risk of having an event or death is twice as high in people with high anticardiolipin antibodies and this risk is independent of other risk factors. In deep vein thrombosis, research indicates anticardiolipin antibody-positive patients have recurring deep vein thromboses twice as often as anticardiolipin antibody-negative patients.

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

        The Company believes that a Toleragen that binds to B cells producing anticardiolipin antibodies may suppress antibody production and prevent or reduce antibody-associated blood clots. To develop such a Toleragen, the Company established a supply of blood samples from representative stroke and recurrent fetal loss patients and purified antibodies from these samples. The Company has used these blood samples to identify several epitopes that react with a subset of patients. LJP scientists believe they have localized the epitope to one antibody-binding region of the antigen and will continue to optimize this and other cross-reactive epitopes prior to developing a potential Toleragen candidate.

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

        The Company believes that a Toleragen that binds to the appropriate maternal B cells will suppress Rh antibody production, and that once the level of antibodies to Rh(+) red blood cells is reduced, the risk of life-threatening hemolysis will be eliminated. LJP has purified antibodies to Rh from blood samples taken from sensitized patients and has identified several epitopes bound by antibodies to Rh. LJP identified a potentially broadly cross-reactive peptide epitope candidate that binds to antibodies from patients with Rh hemolytic disease, blood donors specifically immunized to Rh and several known pathogenic monoclonal Rh antibodies. The Company is currently optimizing this epitope while continuing to evaluate other potentially cross-reactive candidate epitopes, with the expectation of using it to synthesize lead Toleragens.

        Xenotransplantation

        Xenotransplantation, the use of animals as a source of donor organs for human transplantation, has become an area of great interest due to the worldwide shortage of human organs available for transplantation. According to the American Society of Transplant Physicians, approximately 100,000 patients in the United States are on waiting lists for organ transplants. More than 100,000 patients die annually, many of whom are too sick to qualify for waiting lists. A typical organ transplant can cost more than $100,000.

        Hyperacute rejection, or the immediate destruction of the transplanted animal organ by the recipient's antibodies, is a major barrier to xenotransplantation. Human antibodies recognize and bind to an epitope called di-galactose found on the tissues of transplanted animal organs. This binding causes massive blood clots that block the blood supply to the transplanted organ, destroying it within minutes.

        LJP has synthesized the di-galactose epitope and attached it to several proprietary platforms to create new Toleragen candidates. During 1997, the Company conducted in vitro studies that indicated that an appropriate Toleragen candidate could have the potential to bind to the antibodies responsible for hyperacute rejection following xenotransplantation. The Company has initiated the testing of a series of Toleragen candidates in primates to assess their potential to arrest the production of antibodies responsible for hyperacute rejection in xenotransplantation. In a first primate study of a single Toleragen candidate, the drug was well tolerated. LJP is now evaluating other candidates and is working to improve the Toleragen's potency. The Company plans to institute additional primate studies of these improved compounds in 1998.

        Other Antibody-Mediated Diseases

        The Company believes its Tolerance Technology may be applicable to additional diseases and conditions caused by the production of disease-causing antibodies, including myasthenia gravis and Graves' disease. Myasthenia gravis is a form of muscular paralysis in which neuromuscular receptors are attacked by antibodies, which can lead to a wasting of muscles, progressive loss of strength and life-threatening respiratory arrest. This disease affected an estimated 20,000 people in the United States in 1994. The Company is engaged in the development of antibody libraries derived from myasthenia gravis patients. These libraries may provide antibodies that can be screened against the Company's epitope libraries in order to identify potential epitope mimics. These mimics may be useful as Toleragens to specifically suppress the disease causing antibodies in myasthenia gravis.

        Graves' disease is caused by antibodies that bind to the thyroid-stimulating hormone receptor and stimulate excessive production of thyroid hormones, which results in hyperthyroidism (including potentially life-threatening increases in heart rate, blood pressure and body temperature). Graves' disease affected more than 2.5 million people in the United States in 1994. The Company's scientists have been engaged in the cloning of the thyroid-stimulating hormone in anticipation of future development activities in this area.

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

        Concurrently with the formation of the collaborative relationship, Abbott made an initial $4 million license payment to the Company and purchased 1,000,050 shares of LJP's common stock for gross proceeds of $4.0 million. Abbott also purchased 831,152 shares of LJP's common stock in September 1997 for gross proceeds of $4.0 million. The Company has the right to require Abbott to purchase up to $4.0 million of additional shares of the Company's common stock at market value in 1998. Abbott is obligated to make milestone payments upon the attainment of various performance and regulatory objectives. Both Abbott and the Company have the right to terminate the agreement under certain circumstances.

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

MANUFACTURING

        The Company has constructed and is currently operating a pilot production facility for the manufacture of LJP 394 which is large enough to exceed its anticipated research and clinical trial needs for LJP 394. Through internal development programs and external collaborations, the Company has made several improvements to the manufacturing process for LJP 394 that have reduced costs and increased capacity. The Company has developed proprietary synthesis and conjugation technologies that are being used in the development of its other Toleragen candidates. The Company intends to further develop these technologies in order to increase manufacturing efficiencies and apply its know-how to the development and manufacture of other potential products.

        However, the Company's current facilities are not yet adequate for commercial production. In order to meet its obligations to supply all LJP 394 in bulk form to Abbott for packaging and commercial resale, the Company will be required to invest substantial amounts of capital in the expansion of its facilities. The manufacture of the Company's potential products for clinical trials and the manufacture of any resulting products for commercial purposes is subject to current Good Manufacturing Practices ("cGMP") as defined by the FDA. The Company has never operated an FDA-approved manufacturing facility, and there can be no assurance that it will obtain the necessary approvals. The Company has limited manufacturing experience, and no assurance can be given that it will be able to make the transition to commercial production successfully. The Company may enter into arrangements with contract manufacturers to expand its own production capacity in order to meet requirements for its products, or to attempt to improve manufacturing efficiency. If the Company chooses to contract for manufacturing services and encounters delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its finished products, clinical trials, market introduction and subsequent sales of such products would be adversely affected. Moreover, contract manufacturers must operate in compliance with the FDA's cGMP requirements. The Company's potential dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and deliver such products on a timely and competitive basis.

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

PATENTS AND PROPRIETARY TECHNOLOGIES

        The Company files patent applications in the United States and in foreign countries, as it deems appropriate, for protection of its proprietary technologies and drug candidates. The Company owns 53 issued patents and has 55 pending patent applications covering its Tolerance Technology and its lupus and antibody-mediated stroke drug candidates. The Company's issued patents include four issued United States patents, one issued Australian patent and one granted European patent which has been unbundled as thirteen European national patents concerning its lupus Toleragens (expiring in 2009, 2011, 2013, 2014 and 2011, respectively), two issued United States patents, two issued Australian patents, one granted European patent which has been unbundled as fifteen European national patents and one granted Japanese patent concerning its overall Tolerance Technology (expiring in 2010, 2014, 2012, 2014, 2012 and 2012, respectively) and two issued United States patents and one issued Australian patent (expiring in 2012, 2015 and 2012, respectively) on linkage chemistries for its Toleragens. The Company has received a Notice of Allowance from the United States Patent Office for two additional applications for linkage chemistries for its Toleragens. The Company also has an option to obtain the exclusive license to several issued United States patents and related technology concerning compounds that may be used in the potential treatment of myasthenia gravis or muscular dystrophies. The Company's decision to exercise the option, which will require payment of a nonrefundable advance against future royalties of $100,000, will be made based upon the results of future studies of this technology.

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

        A number of pharmaceutical and biotechnology companies and research and academic institutions have filed or may file patent applications, and have received or may receive patents in the fields being pursued by the Company. Certain of these applications or patents may be competitive with the Company's applications or conflict in certain respects with claims made under the Company's applications. In particular, the Company is aware of one currently pending United States patent application that, if allowed, may contain claims covering subject matter that may be competitive or conflicting with the Company's patents and patent applications. In addition, the Company is aware of a United States patent that has been issued to a third party that contains claims that may adversely affect the ability of the Company to pursue one of its projects. Any conflict between the Company's patents and patent applications and patents or patent applications of third parties could result in a significant reduction of the coverage of the Company's existing patents or any future patents that may be issued. In addition, to determine the priority of inventions, the Company may have to participate in interference proceedings declared by the USPTO or in opposition, nullity or other proceedings before foreign agencies with respect to any of its existing patents or patent applications or any future patents or applications, which could result in substantial cost to the Company. Further, the Company may have to participate at substantial cost in International Trade Commission proceedings to abate importation of goods which would compete unfairly with products of the Company. If patents containing competitive or conflicting claims are issued to other parties and such claims are ultimately determined to be valid, there can be no assurance that the Company would be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology.

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

COMPETITION

        The biotechnology and pharmaceutical industries are subject to rapid technological change. Competition from domestic and foreign biotechnology companies, large pharmaceutical companies and other institutions is intense and expected to increase. A number of companies are pursuing the development of pharmaceuticals in the Company's targeted areas. These include companies which are conducting clinical trials and preclinical studies for the treatment of lupus.

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

        The steps required before a pharmaceutical compound may be marketed in the United States include (i) preclinical laboratory and animal testing, (ii) submission to the FDA of an IND application, which must become effective before clinical trials may commence, (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug, (iv) submission to the FDA of a New Drug Application ("NDA") and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA. Drug product manufacturing establishments located in California also must be licensed by the State of California in compliance with separate regulatory requirements.

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

EMPLOYEES

        The Company has 101 full-time employees (including 24 Ph.D.s and
M.D.s), 83 of whom are involved full-time in research, development and manufacturing scale-up activities. All of the Company's management have had prior experience with pharmaceutical, biotechnology or medical product companies. The Company believes that it has been successful in attracting skilled and experienced scientific personnel, but competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain the individuals needed. None of the Company's employees are covered by collective bargaining agreements, and management considers relations with the Company's employees to be good.

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

UNCERTAINTIES RELATED TO CLINICAL TRIALS

        The Company must demonstrate that LJP 394, the Company's only drug candidate in clinical trials, is safe and effective for use in each target indication prior to applying for any regulatory approvals in any market. The results from preclinical testing and clinical trials of LJP 394 conducted to date may not be indicative of results that may be obtained in further clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The rate of completion of the Company's clinical trials may be delayed by many factors, including slower than anticipated patient enrollment, a slower timetable as determined by the Company or a collaborative partner, or any other adverse event. During the course of clinical trials, patients can die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested but which can nevertheless affect clinical trial results. There can be no assurance that the Company will be permitted by regulatory authorities in the United States or any other country to undertake additional clinical trials of LJP 394 or to initiate clinical trials of any other drug candidates, or that any clinical trials undertaken by the Company will be completed successfully within any particular time period, if at all. Any delays in, or termination of, the Company's clinical trial efforts would have a material adverse effect on the Company's business, financial condition and results of operations. There also can be no assurance that LJP 394 or any other drug candidate of the Company will prove to be safe or effective in clinical trials, that LJP 394 or any other drug candidate of the Company will receive regulatory approval in any market for any indication, or that any clinical trials undertaken by the Company will result in marketable products. If LJP 394 is not shown to be safe and effective in clinical trials, the resulting delays in developing any other drug candidate and conducting related preclinical testing and clinical trials, as well as the need for additional financing, would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Products Under Development -- Results of Clinical Trials."

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

UNCERTAINTY OF COLLABORATIVE ARRANGEMENTS

        As part of its business strategy, the Company pursues collaborations with pharmaceutical companies in an effort to access their research, drug development, manufacturing, marketing and financial resources. In December 1996 the Company entered into a collaborative agreement with Abbott pursuant to which Abbott obtained the exclusive right to market and sell LJP 394 throughout the world in exchange for royalties on sales, development financing, and certain milestone payments. Abbott's obligations to make payments to the Company and to conduct development activities are contingent upon the progress of clinical trials and the attainment of certain milestones related to regulatory approvals and sales levels. There can be no assurance that these contingencies will be met. Furthermore, Abbott has the right to terminate the relationship at any time based on documented safety or efficacy issues, and without cause within 90 days of receipt of the results of the pending Phase II/III clinical trial that was initiated in December 1996 and is expected to be completed some time in 2000.

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

NEED FOR ADDITIONAL FUNDING; UNCERTAIN ACCESS TO CAPITAL

        The Company's operations to date have consumed substantial capital resources, and LJP will continue to require substantial and increasing amounts of capital to support research, product development, preclinical testing and clinical trials of its drug candidates, to establish commercial-scale manufacturing capabilities, and to market its potential products. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the size and complexity of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in applying for regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the ability of the Company to establish and maintain collaborative research and development arrangements and the cost of manufacturing scale-up and effective commercialization activities and arrangements. The Company expects financing provided by Abbott for development, commercialization and marketing of LJP 394 to reduce the Company's rate of consumption of its own funds in the short term. However, Abbott's financing is subject to various conditions and may be unavailable if conditions and milestones are not met or if Abbott decides not to pursue development of LJP 394 after the results of the pending Phase II/III clinical trial are reviewed. In addition, initiation and progress of additional drug development programs is expected to result in increased expenditures of the Company's funds. Accordingly, the Company expects to incur significant losses each year for at least the next several years as its clinical trial, research, development and manufacturing scale-up activities increase, and losses may exceed those experienced in prior years if the scope of the Company's programs reaches expected levels, if Abbott does not provide all financing currently anticipated for development of

LJP 394, or if the Company is not successful in establishing additional collaborative relationships to help finance other drug discovery programs. The Company expects its existing capital resources, together with anticipated financing from Abbott, to be sufficient to fund the Company's activities, as currently planned, through 1999. However, the amounts expended by the Company for various purposes may vary significantly and Abbott's financial support for development of LJP 394 may terminate under certain circumstances. It is therefore possible that the Company's cash requirements will exceed current projections and that the Company will therefore need additional financing sooner than currently expected. There can be no assurance that the Company will have adequate resources to support its existing or future business activities.

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

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

        The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of approximately $54.7 million as of December 31, 1997. The continued development of the Company's products will require the commitment of substantial resources to conduct expanded research and preclinical and clinical development programs, to enhance manufacturing capabilities, and to establish additional quality control, regulatory, administrative and marketing and sales capabilities. The Company expects to incur significant losses each year for at least the next several years as its research, development, clinical trial and manufacturing scale-up activities increase, and losses may exceed those experienced in prior years if the scope of the Company's programs reaches expected levels, if Abbott does not provide all financing currently anticipated for development of LJP 394, or if the Company is not successful in establishing additional collaborative relationships to help finance other drug discovery programs. To achieve profitability the Company must, among other things, complete development of its products, obtain regulatory approvals and establish commercial manufacturing and marketing capabilities. The amount of net losses and the time required by the Company to reach sustained profitability are highly uncertain, and the Company does not expect to generate revenues from the sale of products, if any, for at least several years. There can be no assurance that the Company will obtain required regulatory approvals, or successfully develop, manufacture, commercialize and market products or that the Company will ever achieve product revenues or profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVAL

        Prior to marketing, any potential product developed by the Company must undergo an extensive regulatory approval process that includes preclinical testing and clinical trials and may include post-marketing surveillance of each compound to establish its safety and efficacy. This regulatory process can take many years and require the expenditure of substantial resources. Data obtained from the Company's preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered based upon changes in policies of the United States FDA for drug approval during the period of product development and FDA regulatory review of each submitted NDA. Similar delays may also be encountered in foreign countries. Regulatory approval for a drug may entail limitations on its indicated uses. In addition, the Company will be required to obtain separate regulatory approval for each indicated use of a drug. Even if regulatory approval is obtained, a marketed drug and its manufacturer are subject to continuing review, and discovery of previously unknown problems with a product or manufacturer may have adverse effects on the Company's business, financial condition and results of operations, including withdrawal of the product from the market. Violations of regulatory requirements at any stage, including preclinical testing and clinical trials, the approval process or post-approval surveillance, may result in various adverse consequences including the FDA's delay in approving or its refusal to approve a product, withdrawal of an approved product from the market and the imposition of criminal penalties against the manufacturer and NDA holder. The Company has not submitted any IND application for any drug candidate other than LJP 394, and none of the Company's drug candidates has been approved for commercialization in the United States or elsewhere. There can be no assurance that regulatory approval will be obtained for any drugs developed by the Company. Failure to obtain requisite government approvals or approvals of the scope requested would delay or preclude the Company or any licensees or marketing partners from marketing the Company's potential products or limit the commercial use of such products and will have a material adverse effect on the Company's business, financial condition and results of operations. The Company is also subject to numerous and varying foreign regulatory requirements governing the design and conduct of clinical trials and marketing approval for pharmaceutical products to be marketed outside of the United States. The regulatory procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval, and if approval by the FDA were granted, such approval does not ensure approval by the health authorities of any other country. See "Business -- Government Regulation."

PATENTS AND PROPRIETARY TECHNOLOGY

        The Company's success will depend heavily upon its ability to obtain patent protection for its therapeutic approaches and for any developed products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. While the Company has received patents covering certain aspects of its technology, there can be no assurance that any additional patents will be issued, that the scope of any patent protection will be sufficient, or that any current or future issued patents will be held valid if subsequently challenged. There is a substantial backlog of biotechnology patent applications at the USPTO that may delay the review and issuance of any patents. The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions, and no consistent policy has emerged regarding the breadth of claims covered in biotechnology patents or protection afforded by such patents. To date, the Company has rights to certain United States and foreign issued patents and has filed or participated as a licensee in the filing of a number of patent applications in the United States relating to the Company's technology, as well as foreign counterparts of certain of these applications in certain countries. The Company intends to continue to file applications as appropriate for patents covering both its products and processes. There can be no assurance that patents will issue from any of these applications, or that claims allowed under issued patents will be sufficient to protect the Company's technology. Patent applications in the United States are maintained in secrecy until a patent issues, and the Company cannot be certain that others have not filed patent applications for technology covered by the Company's pending applications or that the Company was the first to invent, or to file patent applications for, such technology. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes that block or compete with those of the Company.

        A number of pharmaceutical and biotechnology companies and research and academic institutions have filed or may file patent applications, and have received or may receive patents, in the fields being pursued by the Company. Certain of these applications or patents may be competitive with the Company's applications or conflict in certain respects with claims made under the Company's applications. In particular, the Company is aware of one currently pending United States patent application that, if allowed, may contain claims covering subject matter that may be competitive or conflicting with the Company's patents and patent applications. In addition, the Company is aware of a United States patent that has been issued to a third party that contains claims that may adversely affect the ability of the Company to pursue one of its projects. Any conflict between the Company's patents and patent applications, and patents or patent applications of third parties could result in a significant reduction of the coverage of the Company's existing patents or any future patents that may be issued. In addition, to determine the priority of inventions, the Company may have to participate in interference proceedings declared by the USPTO or in opposition, nullity or other proceedings before foreign agencies with respect to any of its existing patents or patent applications or any future patents or applications, which could result in substantial cost to the Company. Further, the Company may have to participate at substantial cost in International Trade Commission proceedings to abate importation of goods which would compete unfairly with products of the Company. If patents containing competitive or conflicting claims are issued to other parties and such claims are ultimately determined to be valid, there can be no assurance that the Company would be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology.

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

COMPETITION AND TECHNOLOGICAL CHANGE

        The biotechnology and pharmaceutical industries are subject to rapid technological change. Competition from domestic and foreign biotechnology companies, large pharmaceutical companies and other institutions is intense and expected to increase. A number of companies are pursuing the development of pharmaceuticals in the Company's targeted areas. These include companies which are conducting clinical trials and preclinical studies for the treatment of lupus.

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

UNCERTAINTIES RELATED TO PHARMACEUTICAL PRICING AND REIMBURSEMENT

        The continuing efforts of government and third-party payers to contain or reduce the costs of health care through various means may have a material adverse effect on the Company's business, financial condition and results of operations. For example, in certain foreign markets, pricing and/or profitability of prescription pharmaceuticals are subject to government control. In the United States, the Company expects that there will continue to be a number of federal and state proposals to implement similar government control. In addition, increasing emphasis on managed care in the United States will continue to put pressure on pharmaceutical pricing. Cost control initiatives could decrease the price that the Company receives for any products it may develop and sell in the future and have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that cost control initiatives have a material adverse effect on the Company's commercial partners, the Company's ability to commercialize its products may be adversely affected.

        The Company's ability to commercialize pharmaceutical products may depend in part on the extent to which reimbursement for the products will be available from government health administration authorities, private health insurers and other third-party payers. Significant uncertainty exists as to the reimbursement status of newly approved health-care products, and third-party payers, including Medicare, are increasingly challenging the prices charged for medical products and services. There can be no assurance that any third-party insurance coverage will be available to patients for any products developed by the Company. Government and other third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing in some cases to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. If adequate coverage and reimbursement levels are not provided by government and other third-party payers for the Company's products, the market acceptance of these products would be adversely affected.

POTENTIAL PRODUCT LIABILITY; UNCERTAINTIES RELATED TO INSURANCE

        The Company has not received marketing approval from the FDA for any of its drug candidates and currently uses LJP 394 only in clinical trials. The use of LJP 394 or any of the Company's other potential products in such clinical trials and the sale of any approved products may expose the Company to liability claims resulting from the use of products or product candidates and associated negative publicity. These claims might be made directly by consumers, pharmaceutical companies or others. The Company maintains product liability insurance coverage for claims arising from the use of its products in clinical trials in the amount of $5.0 million. However, coverage is becoming increasingly expensive, and there can be no assurance that the Company will be able to maintain insurance or, if maintained, that insurance can be acquired at a reasonable cost or in sufficient amounts to protect the Company against losses due to liability that could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to obtain product liability insurance on commercially reasonable terms for any product approved for marketing in the future or that insurance coverage and the resources of the Company would be sufficient to satisfy any liability resulting from product liability claims. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on its business, financial condition and results of operations.

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

POTENTIAL ADVERSE EFFECTS OF SHARES ELIGIBLE FOR FUTURE SALE

        Sales of the Company's Common Stock in the public market, or the perception that such sales could occur, could adversely affect the prevailing market price of the Company's securities and impair the Company's ability to complete equity financings. The Company has outstanding approximately 9,000,000 shares of Common Stock that have been issued in registered public offerings, pursuant to the Company's Employee Stock Purchase Plan, upon exercise of stock options or sold in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), and are freely tradable in the public markets, and up to approximately 5,000,000 shares of Common Stock currently are eligible for resale in the public market pursuant to Rule 144 under the Securities Act. An additional 2,000,000 shares issued to an overseas investor pursuant to Regulation S under the Securities Act may also be resold. An additional 1,831,202 shares issued to Abbott may also be resold pursuant to Rule 144 at various times. In addition, an aggregate of 4,418,832 shares of Common Stock are issuable upon exercise of warrants and stock options outstanding as of December 31, 1997, as follows: (i) 1,494,550 shares issuable upon exercise of the Company's publicly traded Redeemable Common Stock Purchase Warrants at an exercise price of $6.00 per share; (ii) 961,219 shares issuable upon exercise of various privately held warrants and options at a weighted average exercise price of $6.54 per share, and (iii) 1,963,063 shares issuable upon exercise of stock options outstanding under the Company's various stock option plans at a weighted average exercise price of $3.25 per share. The Company has in effect or intends to file registration statements under the Securities Act registering approximately 2,954,000 shares of Common Stock reserved under its employee stock option and purchase plans, up to 1,494,550 shares of Common Stock reserved for issuance upon exercise of the Company's publicly traded Redeemable Common Stock Purchase Warrants, and resale of approximately 701,219 shares of Common Stock issuable upon exercise of privately held warrants. Up to approximately 931,465 shares of Common Stock issuable upon future exercise of outstanding stock options will be available for public resale under Rule 144 pursuant to Rule 701 under the Securities Act. The Company is unable to estimate the number of shares of Common Stock that may actually be resold in the public market because this will depend upon the market price for the Common Stock, the individual circumstances of the sellers and other factors. The Company has a number of institutional stockholders that own significant blocks of the Company's Common Stock. If such stockholders sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing market price of the Company's Common Stock could be negatively affected.

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


ITEM 2. PROPERTIES.


        The Company leases two adjacent buildings in San Diego, California for a total of approximately 54,000 square feet. Each building is subject to a lease, one that expires in 2001 and one that expires in 2004. Each lease includes an option exercisable by the Company to extend the term of the agreement for an additional five years and is subject to escalation clauses that provide for annual rent increases based on the consumer price index. The Company believes that these facilities will be adequate to meet its needs for the near term. Over the longer term, management believes additional space can be secured at commercially reasonable rates.


ITEM 3. LEGAL PROCEEDINGS.


        The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers and key employees of the Company and their ages are set forth below.


Steven B. Engle                43   Chairman of the Board, Chief Executive Officer, and
                                    Assistant Secretary

Stephen M. Coutts, Ph.D.       57   Executive Vice President of Research and Development

Peter G. Ulrich                45   Executive Vice President

Bonnie Hepburn, M.D.           57   Vice President of Clinical Development

Mark T. Edgar, Ph.D.           47   Vice President of Operations

Wood C. Erwin, C.P.A.          47   Vice President of Finance, Chief Financial Officer
                                    and Secretary

Andrew Wiseman, Ph.D.          49   Director of Business Development


               STEVEN B. ENGLE, Chairman of the Board and Chief Executive Officer, joined the Company as Executive Vice President and Chief Operating Officer in 1993, became President and a Director in 1994, Chief Executive Officer in 1995 and Chairman of the Board in 1997. From 1991 to 1993, Mr. Engle served as Vice President of Marketing, Acting Vice President of Manufacturing and Acting Chief Executive Officer for Cygnus Inc., a publicly held company that develops drug delivery systems. From 1987 to 1991, he was Chief Executive Officer of Quantum Management Company, a management consulting firm serving the pharmaceutical and biotechnology industry. From 1984 to 1987, he was Vice President of Marketing and Divisional General Manager for Micro Power Systems Inc., a privately held company that manufactures high technology products including medical devices. He holds an M.S.E.E. and a B.S.E.E. in Biomedical Engineering from the University of Texas.

        STEPHEN M. COUTTS, Ph.D. has served as the Executive Vice President of Research and Development of the Company since its formation in May 1989. From 1987 until 1989, Dr. Coutts was Vice President of Therapeutics Research & Development for Quidel Corporation, a publicly held company that markets human diagnostic kits. From 1986 to 1987 he served as Executive Director of Scientific Research of the Purdue Frederick Company, a pharmaceutical company, and from 1976 to 1986 he held various positions with the Revlon Health Care Group, including Director of Revlon's Department of Immunobiology. From 1968 to 1976, Dr. Coutts held academic research and teaching positions at The Institute for Molecular Biology

(Braunschweig, Germany) and Princeton University. Dr. Coutts holds an M.B.A. from New York University and a Ph.D. in Biochemistry from Harvard University.

        PETER G. ULRICH, Executive Vice President, joined the Company in December 1995 as Senior Vice President of Corporate Development and Marketing. Mr. Ulrich has served as President and Chief Executive Officer of three biotechnology companies: MedClone, Inc., a biotechnology company developing therapeutics for autoimmune diseases from 1991 to 1994, LipoGen, Inc. from 1988 to 1990, and BIOTX from 1985 to 1988. From 1982 to 1985, he was the Vice President of Marketing at Analytical Luminescence Laboratory, and from 1974 to 1982 he held various positions with Baxter Travenol Laboratories, including International Marketing Manager and National Sales Manager. Before joining the Company, Mr. Ulrich served for one year as Assistant Vice President of Technology Development for the University of Alabama at Birmingham. Mr. Ulrich holds a B.A. from the University of Texas at Austin and a Masters Degree in International Business Administration from the University of Dallas.

        BONNIE HEPBURN, M.D., a practicing rheumatologist, joined the Company in April 1996 as Vice President of Clinical Development. Prior to joining the Company, from 1994 to 1995, Dr. Hepburn served as Director of Immunology Clinical Research for Centocor. From 1987 to 1994, Dr. Hepburn held several positions with Ciba-Geigy Ltd., including Head of Inflammation/Bone/Allergy Clinical Research, Executive Director of Anti-Inflammatory/Pulmonary Clinical Research, and Director of Regulatory Affairs. She served as a member and chairman of the FDA Arthritis Advisory Committee from 1980 to 1983 and also on the Committee for Revision of FDA Antirheumatic Drug Guidelines. Dr. Hepburn is a Clinical Professor of Medicine at the University of California, San Diego. Dr. Hepburn received her B.A. from Wellesley College and her M.D. from the University of Pennsylvania School of Medicine, and completed her medical residency and fellowship in rheumatology at the Mayo Clinic.

        MARK T. EDGAR, Ph.D., Vice President of Operations, joined the Company in May 1995 as Vice President of Manufacturing. Prior to joining the Company, Dr. Edgar was with Syntex Corp. for 15 years, during which time he served in a variety of capacities, including as Vice President and Director of the CNTF Program Management Team at Syntex Development Research from 1993 to 1995; Director of Operations at Syntex Bahamas Chemical from 1990 to 1993; and Director of Manufacturing Engineering and Materials at Syntex Laboratories, Inc. from 1987 to 1990. Dr. Edgar holds a Ph.D. in organic chemistry from Arizona State University and an M.B.A. from the University of Colorado.

        WOOD C. ERWIN joined the Company as Vice President of Finance and Chief Financial Officer in January 1996. Before joining the Company, Mr. Erwin served during 1995 as Vice President of Finance and Chief Financial Officer of Resource Optimization, Inc., a software company. From 1992 to 1995 he served as Chief Financial Officer of MedClone, Inc., a biotechnology company developing therapeutics for autoimmune diseases. From 1991 to 1992, Mr. Erwin served as Vice President of Finance and Chief Financial Officer of Med Images, Inc., a provider of computerized services to hospitals; and from 1986 to 1991 as Chief Financial Officer and Director of Operations of LipoGen, Inc., a biotechnology company. Mr. Erwin was also the Controller of Plasti-Line, Inc., a publicly traded manufacturer of illuminated signs; Vice President of Finance of Kusan, Inc., a subsidiary of Bethlehem Steel Corp.; and Cost Analyst for Oscar Mayer Company. Mr. Erwin holds B.S. and M.B.A. degrees from the University of Tennessee and is a Certified Public Accountant and Certified Management Accountant.

        ANDREW WISEMAN, Ph.D. has served as Director of Business Development for the Company since its formation in May 1989. From 1983 to 1989, Dr. Wiseman held several positions with Quidel Corporation, including Senior Research Scientist, Project Manager in Diagnostic Research and Development and Manager of Business Development. Dr. Wiseman was an Associate Member (Professor) at the Medical Biology Institute and an Assistant Member at the Scripps Clinic and Research Foundation and holds a Ph.D. in Genetics from Duke University.



                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock trades on the Nasdaq National Market under the symbol "LJPC." Set forth below are the high and low sales prices for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.


                                                     Prices
Year Ended December 31, 1997                High                  Low
                                           ------               -------
          First Quarter                    6                    4-31/64
          Second Quarter                   5-5/8                3-7/8
          Third Quarter                    5-1/2                3-7/8
          Fourth Quarter                   5-7/8                4-1/8

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

        The approximate number of record holders of the Company's Common Stock as of March 17, 1998, was 314.

        In September 1997, the Company sold 831,152 shares of its Common Stock to Abbott for an aggregate price of $4.0 million. The sale was a privately negotiated sale to a single buyer and was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and there were no underwriters involved.

ITEM 6. SELECTED FINANCIAL DATA.

        The following Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below and the financial statements of the Company and related notes thereto beginning at page F-1 of this Report.


                                                      Years Ended December 31,
                             ----------------------------------------------------------------------------
                               1993             1994             1995             1996             1997
                             --------         --------         --------         --------         --------
                                                 (In thousands, except per share data)
STATEMENT OF OPERATIONS
DATA:

Revenue from
 collaborative
 agreements                  $     --         $     --         $  3,000         $  4,000         $  9,860

Expenses:
  Research and
     development                6,737            8,499            9,804           11,663           14,676
  General and
     administrative             1,386            2,049            2,390            2,920            2,937
                             --------         --------         --------         --------         --------
Loss from operations           (8,123)         (10,548)          (9,194)         (10,583)          (7,753)

Interest expense                 (145)            (364)            (301)            (183)             (56)
Interest income                   321              599              941            1,170            1,441
                             --------         --------         --------         --------         --------

Net loss                     $ (7,947)        $(10,313)        $ (8,554)        $ (9,596)        $ (6,368)
                             ========         ========         ========         ========         ========

Basic and diluted net
 loss per share(1)          $  (1.68)        $  (1.44)        $   (.79)        $   (.63)        $   (.36)
                             ========         ========         ========         ========         ========

Shares used in
 computing basic and
 diluted net loss per
 share(1)                      4,718            7,137           10,883           15,150           17,547
                             ========         ========         ========         ========         ========

BALANCE SHEET DATA:

Working capital              $  6,314         $ 12,643         $ 21,949         $ 25,886         $ 23,713
Total assets                 $ 10,102         $ 17,094         $ 26,375         $ 31,687         $ 29,646
Noncurrent portion of
 obligations under
 capital leases              $  1,595         $  1,628         $    892         $    168         $      8
Stockholders' equity         $  6,938         $ 13,810         $ 23,568         $ 27,938         $ 25,715


(1) The loss per share information was computed applying the requirements of recently effective Statement of Financial Accounting Standard No. 128 and SEC Staff Accounting Bulletin No. 98. See Note 1 of Notes to Financial Statements for an explanation of the computation of per share data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Since its inception in May 1989, the Company has devoted substantially all of its resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. The Company has never generated any revenue from product sales and has relied upon private and public investors, revenue from collaborative agreements, equipment lease financings and interest income on invested cash balances for its working capital. The Company has been unprofitable since inception and expects to incur substantial additional expenses and net operating losses for at least the next several years as it increases its manufacturing scale-up activities including the production of LJP 394 for clinical trials, and increases its research and development expenditures on additional drug candidates, and general and administrative expenditures to support increased research and development and manufacturing scale-up activities. The Company's activities to date are not as broad in depth or scope as the activities it must undertake in the future and the Company's historical operations and the financial information included in this Report are not indicative of its future operating results or financial condition.

        The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and potential revenues from collaborative arrangements. Some of these fluctuations may be significant. As of December 31, 1997, the Company's accumulated deficit was approximately $54.7 million.

        The Company's business is subject to significant risks including, but not limited to, the risks inherent in its research and development efforts, including clinical trials, uncertainties associated with both obtaining and enforcing its patents and with the patent rights of others, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition, manufacturing uncertainties and dependence on its collaborative relationship with Abbott, a related party. Even if the Company's product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the products will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties.

RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

        Revenue. The Company had revenue of $9.9 million, $4.0 million and $3.0 million in the years ended December 31, 1997, 1996 and 1995, respectively. In December 1996 the Company entered into a collaborative agreement with Abbott for the worldwide development and commercialization of LJP 394, the Company's lupus drug candidate. Revenue in 1997 was attributable to the funding from Abbott for the development of LJP 394. Revenue in 1996 was attributable solely to an up-front license fee upon the signing of the Company's collaborative agreement with Abbott. Revenue in 1995 was attributable solely to a one-time initial license fee under a prior collaborative agreement which was terminated in May 1996. The collaborative agreement with Abbott obligates Abbott to make further development funding and milestone payments, however both Abbott and the Company have the right to terminate the agreement under certain circumstances. Accordingly, there is no assurance that the Company will realize any further revenue from this arrangement or any other collaborative arrangement.

        Research and Development Expenses. The Company's research and development expenses increased to $14.7 million for the year ended December 31, 1997 from $11.7 million in 1996 and $9.8 million in 1995. Several factors contributed to the increase from 1996 to 1997, including manufacturing scale-up activities, expansion of the Company's research and development programs and increased facilities expenditures. The increase in research and development expense from 1995 to 1996 was primarily attributable to additions to research and development personnel, expansion of the Company's research and development programs, manufacturing scale-up activities, conduct of the Company's clinical and toxicology programs including Phase II/III clinical trial of LJP 394 and increased facilities expenditures. The Company's research and development expenses are expected to increase significantly in the future as manufacturing scale-up activities including the production of LJP 394 for clinical trials are increased, efforts to develop additional drug candidates are intensified and potential products progress into and through clinical trials.

        General and Administrative Expenses. The Company's general and administrative expenses of $2.9 million for the year ended December 31, 1997 remained comparable to the expenses in 1996 of $2.9 million and increased from $2.4 million in 1995. Several factors contributed to this increase from 1995, including increased personnel to support increased research and development and clinical activities, increased facilities expenditures and expanded business development activities. The Company expects general and administrative expenses to increase significantly in the future in order to support increased manufacturing scale-up and research and development activities.

        Interest Income and Expense. The Company's interest income increased to $1.4 million for the year ended December 31, 1997 from $1.2 million in 1996 and $941,000 in 1995. The increase in interest income in 1997 as compared to 1996 was due to the investment of the proceeds from the Company's additional stock issuance to Abbott in September 1997 and from the development funding received from Abbott throughout 1997. The increase in interest income in 1996 as compared to 1995 was due to the investment of the proceeds from the Company's additional public offering in July and August 1996. Interest expense decreased to $56,000 for the year ended December 31, 1997 from $183,000 in 1996 and $301,000 in 1995. The decreases in interest expense were the result of decreases in the Company's capital lease obligations.

        Net Operating Loss Carryforwards. At December 31, 1997, the Company had available net operating loss carryforwards and research tax credit carryforwards of approximately $51.8 million and $2.3 million, respectively, for federal income tax purposes, which will begin to expire in 2004 unless previously utilized. Because of "change in ownership" provisions of the Tax Reform Act of 1986, the Company's net operating loss and tax credit carryforwards will be subject to an annual limitation regarding utilization against taxable income in future periods. The Company believes that such limitation will not have a material impact on the benefits that may arise out of its net operating loss and tax credit carryforwards, but there can be no assurance that additional limitations arising from any future changes in ownership will not have a material impact on the Company. For more information concerning the provision for income taxes, see Note 7 of the Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through December 31, 1997, the Company had incurred a cumulative net loss of approximately $54.7 million and financed its operations through private and public offerings of its securities, revenues from collaborative agreements, capital and operating lease transactions and interest income on its invested cash balances. As of December 31, 1997, the Company had raised $79.5 million in net proceeds since inception from sales of equity securities.

        At December 31, 1997, the Company had $27.0 million in cash, cash equivalents and short-term investments, as compared to $24.2 million at December 31, 1996. The Company's working capital at December 31, 1997 was $23.7 million, as compared to $25.9 million at December 31, 1996. The increase in cash, cash equivalents and short-term investments resulted from $11.1 million of funding received from Abbott for the development of LJP 394, $4.0 million for the up-front license fee upon the signing of its collaborative agreement with Abbott in 1996 which was received in 1997 and net proceeds of $3.9 million from the sale of stock to Abbott in September 1997, partially offset by the continued use of the Company's cash toward expenses of ongoing research and development and clinical programs and related general and administrative expenses. The decrease in working capital is primarily due to use of cash for net operating expenses in 1997 offset by the net proceeds received from the sale of stock to Abbott in September 1997. The Company invests its cash in corporate and United States Government-backed debt instruments.

        As of December 31, 1997, the Company had acquired an aggregate of $4.1 million in property and equipment, of which approximately $956,000 of total fixed assets costs is financed under capital lease obligations. In addition, the Company leases its office and laboratory facilities and certain equipment under operating leases. The Company has no material commitments for the acquisition of property and equipment but anticipates increasing investment in property and equipment in connection with the enhancement of its research and development and manufacturing facilities and capabilities.

        The Company intends to use its financial resources to fund manufacturing scale-up activities including the production of LJP 394 for clinical trials, research and development efforts, and for working capital and other general corporate purposes. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the results of clinical trials, the timing of regulatory applications and approvals, and technological developments. Expenditures will also depend upon the establishment and progress of collaborative arrangements, contract research and the availability of other financings. There can be no assurance that these funds will be available on acceptable terms, if at all.

        The Company anticipates that its existing capital and interest earned thereon and anticipated funding from the Abbott collaboration will be sufficient to fund the Company's operations as currently planned through 1999. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the size and complexity of these programs, the scope and results of clinical trials, the time and costs involved in applying for regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the ability of the Company to maintain its collaborative arrangement with Abbott and to establish and maintain additional collaborative relationships, and the cost of manufacturing scale-up and effective commercialization activities and arrangements. The

Company expects to incur significant net operating losses each year for at least the next several years as it expands its current research and development programs and increases its general and administrative expenses to support a larger, more complex organization. It is possible that the Company's cash requirements will exceed current projections and that the Company will therefore need additional financing sooner than currently expected.

        The Company has no current means of generating cash flow from operations and its lead drug candidate, LJP 394, will not generate revenues, if at all, until it has been proven safe and effective, has received regulatory approval and has been successfully commercialized, a process that is expected to take at least the next several years. The Company's other drug candidates are much less developed than LJP 394. There can be no assurance that the Company's product development efforts with respect to LJP 394 or any other drug candidate will be successfully completed, that required regulatory approvals will be obtained, or that any product, if introduced, will be successfully marketed or achieve commercial acceptance. Accordingly, the Company must continue to rely upon outside sources of financing to meet its capital needs for the foreseeable future.

        Abbott's funding of the development costs for LJP 394 and milestone payments are expected to continue to enhance the Company's short-term liquidity by minimizing the expenditure of the Company's own funds on further development of LJP 394. However, the Company anticipates increasing expenditures on the development of other drug candidates and over time, the Company's consumption of cash will necessitate additional sources of financing. Furthermore, the Company has no internal sources of liquidity and termination of the Abbott arrangement would have a serious adverse effect on the Company's ability to generate sufficient cash to meet its needs.

        The Company will continue to seek capital through any appropriate means, including issuance of its securities and establishment of additional collaborative arrangements. However, there can be no assurance that additional financing will be available on acceptable terms and the Company's negotiating position in its capital-raising efforts may worsen as it continues to use its existing resources. Financing through collaborative arrangements is uncertain because payments under the Company's collaborative agreement with Abbott are subject to certain termination rights, including those related to progress in clinical trials for LJP 394, and there is no assurance that the Company will be able to enter into further collaborative relationships.

IMPACT OF YEAR 2000

        The "Year 2000 Issue" is the result of computer programs written in the past that used two digits rather than four to define the applicable year. As a result, these computer programs may not properly recognize calendar dates beginning in the year 2000. This problem may cause systems to fail or miscalculate causing disruptions of operations, including a temporary inability to process transactions or engage in similar normal business activities.

        The Company believes that its total internal Year 2000 Issue costs will be minimal and that its Year 2000 conversion requirements will be achieved through routine upgrades to its software programs. The Company expects these upgrades to be completed by the end of 1998. These costs and the expected completion date are based on management's best estimates; there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. The Company has also initiated communications with all of its significant suppliers to determine the extent to which the Company's systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information concerning the Company's executive officers is included under the caption "Executive Officers" following Part I, Item 4 of this Report. Other information for Item 10 is incorporated by reference from the portions of the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 13, 1998 entitled "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11. EXECUTIVE COMPENSATION.

        Information for Item 11 is incorporated by reference from the portions of the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 13, 1998 entitled "Executive Compensation and Other Information," "Report of the Compensation Committee on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Stock Performance Graph."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information for Item 12 is incorporated by reference from the portion of the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 13, 1998 entitled "Security Ownership of Certain Beneficial Owners and Management."


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


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) Documents filed as part of this Report:

               1. Financial Statements.

                  The following financial statements of La Jolla Pharmaceutical Company are included in Item 8:


                      Report of Ernst & Young LLP, Independent
                      Auditors ....................................................        F-1

                      Balance Sheets at December 31, 1997 and
                      1996 ........................................................        F-2

                      Statements of Operations for each of the three years in the
                      period ended December 31, 1997, 1996 and 1995 ...............        F-3

                      Statements of Stockholders' Equity for each of the three
                      years in the period ended December 31, 1997, 1996 and 1995 ..        F-4

                      Statements of Cash Flows for each of the three years in the
                      period ended December 31, 1997, 1996 and 1995 ...............        F-5

                      Notes to Financial
                      Statements ..................................................        F-6


               2. Financial Statement Schedules.

                      No financial statement schedules are required.

                3. Exhibits.

Exhibit
Number          Description
------          -----------
3.1             Intentionally omitted

3.2             Bylaws of the Company(1)

3.3             Restated Certificate of Incorporation of the Company(3)

10.1            Intentionally omitted

10.2            Stock Option Agreement dated February 4, 1993 entitling Joseph Stemler to purchase 35,000 shares of Common Stock(1) *

10.3            Letter regarding terms of employment and potential severance of Stephen
                M. Coutts(1) and the modification to this letter(10) *

10.4            Intentionally omitted

10.5            Intentionally omitted

10.6            Steven B. Engle Employment Agreement(1) and Amendment No. 1(10) *

10.7            Form of Directors and Officers Indemnification Agreement(1)

10.8            Intentionally omitted

10.9 Exclusive License Agreement dated September 1, 1991 regarding PLA2 inhibition technology between the Company and the Regents of the University of California(1)

10.10 Option and Collaborative Research Agreement dated June 10, 1991 regarding certain compounds for potential treatment of muscular dystrophies or myasthenia gravis between the Company and CepTor
                Corporation(1)

10.11           Consulting Agreement dated September 1, 1991 between the Company and Dr.
                Edward A. Dennis(1)

10.12           Agreement dated September 1, 1991 regarding stock purchase between the
                Company and Dr. Edward A. Dennis(1)

10.13           Form of Employee Invention and Confidential Information Agreement(1)

10.14           Industrial Real Estate Lease(1)

10.15           Intentionally omitted

10.16           Master Lease Agreement dated June 22, 1993 with Aberlyn Capital
                Management Limited Partnership ("ACM") and related Agreements to Issue
                Warrant with Warrants issued to ACM and Aberlyn Holding Company, Inc.(1)

10.17           La Jolla Pharmaceutical Company 1989 Incentive Stock Option Plan and
                1989 Nonstatutory Stock Option Plan(1) *

10.18           Form of Stock Option Agreement under the 1989 Nonstatutory Stock Option
                Plan(1)

10.19           La Jolla Pharmaceutical Company 1994 Incentive Stock Option Plan(1) *

10.20           Intentionally omitted

10.21           Letter Agreement dated June 7, 1993 between the Company and Vector
                Securities International regarding Vector's engagement as financial advisor to the Company with respect to potential corporate strategic alliances(1)

10.22           Intentionally omitted

Exhibit
Number          Description
------          -----------
10.23           Intentionally omitted

10.24           Intentionally omitted

10.25           Second Amendment to Lease dated June 30, 1994 by and between the Company and BRE Properties, Inc.(2)

10.26           Intentionally omitted

10.27           Third Amendment to Lease dated January 26, 1995 by and between the
                Company and BRE Properties, Inc.(4)

10.28           Intentionally omitted

10.29           Master Lease Agreement dated September 13, 1995 by and between the
                Company and Comdisco Electronics Group(5)

10.30           Intentionally omitted

10.31           Agreement dated September 22, 1995 between the Company and
                Joseph Stemler regarding option vesting (6)*

10.32           Consulting Agreement dated January 1, 1996 between the Company and
                Joseph Stemler(6)*

10.33           Building Lease Agreement effective November 1, 1996 by and between the
                Company and WCB II-S BRD Limited Partnership(7)

10.34 Master Lease Agreement dated December 20, 1996 by and between the Company and Transamerica Business Credit Corporation(9)

10.35           License and Supply Agreement dated December 23, 1996  by and between the
                Company and Abbott Laboratories(8),(9)

10.36           Stock Purchase Agreement dated December 23, 1996 by and between the
                Company and Abbott Laboratories(9)

10.37           Option Amendment Agreement dated November 3, 1997 between the Company and Peter G. Ulrich(11) *

23.1            Consent of Ernst & Young LLP, Independent Auditors

27              Financial Data Schedule


---------------

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

(11) Previously filed with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference herein.



         (b) Reports on Form 8-K:

             The Company did not file any reports on Form 8-K during the three months ended December 31, 1997.

                Report of Ernst & Young LLP, Independent Auditors



The Board of Directors and Stockholders
La Jolla Pharmaceutical Company

We have audited the accompanying balance sheets of La Jolla Pharmaceutical Company as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of La Jolla Pharmaceutical Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                               /s/ ERNST & YOUNG LLP


San Diego, California
January 30, 1998

                         La Jolla Pharmaceutical Company

                                 Balance Sheets

                 (In thousands, except share and per share data)


                                                                       DECEMBER 31,
                                                                 -------------------------
                                                                   1997             1996
                                                                 --------         --------
ASSETS
Current assets:
  Cash and cash equivalents                                      $ 11,999         $  6,613
  Short-term investments                                           14,979           17,621
  Receivable - related party                                           --            4,000
  Other current assets                                                658            1,233
                                                                 --------         --------
    Total current assets                                           27,636           29,467

Property and equipment, net                                           946            1,361

Patent costs and other assets, net                                  1,064              859
                                                                 --------         --------
                                                                 $ 29,646         $ 31,687
                                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $  1,256         $  1,539
  Accrued expenses                                                    880            1,106
  Accrued payroll and related expenses                                377              294
  Deferred revenue - related party                                  1,277               --
  Current portion of obligations under capital leases                 133              642
                                                                 --------         --------
    Total current liabilities                                       3,923            3,581

Noncurrent portion of obligations under capital leases                  8              168

Commitments

Stockholders' equity:
  Common stock, $.01 par value; 32,000,000 shares
    authorized, 18,159,807 and 17,279,195 shares
    issued and outstanding at December 31, 1997                       182              173
    and 1996, respectively
  Additional paid-in capital                                       80,304           76,307
  Deferred compensation                                               (30)            (169)
  Accumulated deficit                                             (54,741)         (48,373)
                                                                 --------         --------
    Total stockholders' equity                                     25,715           27,938
                                                                 --------         --------
                                                                 $ 29,646         $ 31,687
                                                                 ========         ========


See accompanying notes.

                         La Jolla Pharmaceutical Company

                            Statements of Operations

                      (In thousands, except per share data)


                                                          YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------
                                                    1997             1996             1995
                                                  --------         --------         --------
Revenues:
  Revenue from collaborative agreement -
    related party                                 $  9,860         $  4,000         $     --
  Revenue from collaborative agreement                  --               --            3,000
                                                  --------         --------         --------
    Total revenues                                   9,860            4,000            3,000


Expenses:
  Research and development                          14,676           11,663            9,804
  General and administrative                         2,937            2,920            2,390
                                                  --------         --------         --------
    Total expenses                                  17,613           14,583           12,194
                                                  --------         --------         --------
Loss from operations                                (7,753)         (10,583)          (9,194)

Interest expense                                       (56)            (183)            (301)
Interest income                                      1,441            1,170              941
                                                  --------         --------         --------
Net loss                                          $ (6,368)        $ (9,596)        $ (8,554)
                                                  ========         ========         ========
Basic and diluted net loss per share              $   (.36)        $   (.63)        $   (.79)
                                                  ========         ========         ========
Shares used in computing basic and diluted
  net loss per share                                17,547           15,150           10,883
                                                  ========         ========         ========


See accompanying notes.

                         La Jolla Pharmaceutical Company


                       Statements of Stockholders' Equity

              For the years ended December 31, 1995, 1996 and 1997


                                                                            NOTE
(In thousands)                              COMMON STOCK     ADDITIONAL  RECEIVABLE                                   TOTAL
                                        -------------------   PAID-IN       FROM         DEFERRED     ACCUMULATED  STOCKHOLDERS'
                                         SHARES     AMOUNT    CAPITAL    STOCKHOLDER   COMPENSATION     DEFICIT      EQUITY
                                        --------   --------   --------    --------       --------       --------    --------
Balance at December 31, 1994               8,616   $     86   $ 44,690    $    (27)      $   (716)      $(30,223)   $ 13,810
  Issuance of common stock upon
    secondary public offering,
    net of issuance costs                  3,400         34      9,852          --             --             --       9,886
  Issuance of common stock                 2,000         20      8,120          --             --             --       8,140
  Exercise of stock options                   31         --         30          --             --             --          30
  Payment on note receivable                  --         --         --          13             --             --          13
  Amortization of deferred
    compensation                              --         --         --          --            243             --         243
  Adjustment to deferred compensation
    for terminations                          --         --        (45)         --             45             --          --
  Net loss                                    --         --         --          --             --         (8,554)     (8,554)
                                        --------   --------   --------    --------       --------       --------    --------
Balance at December 31, 1995              14,047        140     62,647         (14)          (428)       (38,777)     23,568
  Issuance of common stock upon
    additional public offering,
    net of issuance costs                  2,140         21      9,753          --             --             --       9,774
  Issuance of common stock                 1,000         10      3,790          --             --             --       3,800
  Issuance of common stock under
    Employee Stock Purchase Plan              27          1         97          --             --             --          98
  Exercise of stock options and
    warrants                                  65          1         85          --             --             --          86
  Payment on note receivable                  --         --         --          14             --             --          14
  Amortization of deferred
    compensation                              --         --         --          --            194             --         194
  Adjustment to deferred compensation
     for terminations                         --         --        (65)         --             65             --          --
  Net loss                                    --         --         --          --             --         (9,596)     (9,596)
                                        --------   --------   --------    --------       --------       --------    --------
Balance at December 31, 1996              17,279        173     76,307          --           (169)       (48,373)     27,938
  Issuance of common stock                   831          8      3,852          --             --             --       3,860
  Issuance of common stock under
    Employee Stock Purchase Plan              41          1        150          --             --             --         151
  Exercise of stock options                    9         --         11          --             --             --          11
  Amortization of deferred
    compensation                              --         --         --          --            123             --         123
  Adjustment to deferred compensation
     for terminations                         --         --        (16)         --             16             --          --
  Net loss                                    --         --         --          --             --         (6,368)     (6,368)
                                        --------   --------   --------    --------       --------       --------    --------
Balance at December 31, 1997              18,160   $    182   $ 80,304    $     --       $    (30)      $(54,741)   $ 25,715
                                        ========   ========   ========    ========       ========       ========    ========


See accompanying notes.

                         La Jolla Pharmaceutical Company

                            Statements of Cash Flows

                                 (In thousands)


                                                            YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1997        1996        1995
                                                        --------    --------    --------
OPERATING ACTIVITIES
Net loss                                                $ (6,368)   $ (9,596)   $ (8,554)
Adjustments to reconcile net loss to net cash used
  for operating activities:
    Write-off of patent costs                                  7          89          --
    Write-off of fixed assets                                 76          --          --
    Depreciation and amortization                            642         754         784
    Deferred compensation amortization                       123         194         243
    Changes in operating assets and liabilities:
      Receivable - related party                           4,000      (4,000)         --
      Other current assets                                   434      (1,020)         89
      Accounts payable and accrued expenses                 (509)      1,819           3
      Accrued payroll and related expenses                    83         (16)        145
      Deferred revenue - related party                     1,277          --          --
                                                        --------    --------    --------
         Net cash used for operating activities             (235)    (11,776)     (7,290)

INVESTING ACTIVITIES
Purchases of short-term investments                      (21,842)    (22,649)    (73,467)
Sales of short-term investments                            5,493       5,028      65,616
Maturities of short-term investments                      18,991       3,847       6,547
Additions to property and equipment                         (124)       (161)       (248)
Increase in patent costs and other assets                   (250)       (391)        (83)
                                                        --------    --------    --------
         Net cash provided by (used for) investing         2,268     (14,326)     (1,635)
         activities

FINANCING ACTIVITIES
Payment on note receivable from stockholder                   --          14          13
Net proceeds from issuance of common stock                   162       9,958      18,056
Net proceeds from issuance of common stock to related
  party                                                    3,860       3,800          --
Payments on obligations under capital leases                (669)       (861)       (757)
                                                        --------    --------    --------
         Net cash provided by financing activities         3,353      12,911      17,312

                                                        --------    --------    --------
Increase (decrease) in cash and cash equivalents           5,386     (13,191)      8,387
Cash and cash equivalents at beginning of period           6,613      19,804      11,417
                                                        ========    ========    ========
Cash and cash equivalents at end of period              $ 11,999    $  6,613    $ 19,804
                                                        ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                           $     56    $    183    $    301
                                                        ========    ========    ========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
ACTIVITIES:
Capital lease obligations incurred for property and
  equipment                                             $     --    $     --    $    132
                                                        ========    ========    ========
Adjustment to deferred compensation for terminations    $     16    $     65    $     45
                                                        ========    ========    ========


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

All of the Company's revenues to date have been derived from its recent collaborative agreement with Abbott Laboratories ("Abbott"), a related party, signed in December 1996 and its former collaborative agreement with Leo Pharmaceutical Products Ltd., a Danish company ("Leo Pharmaceutical") (See Note
2). As part of its planned business operations, the Company pursues collaborations with pharmaceutical companies in an effort to access their research, drug development, manufacturing and financial resources. Prior to generating product revenues, the Company must complete the development of its products, including several years of clinical testing, and receive regulatory approvals prior to selling these products commercially. There can be no assurance that the Company's product development efforts with respect to LJP 394 or any other drug candidate will be successfully completed, that required regulatory approvals will be obtained, or that any product, if introduced, will be successfully marketed or achieve commercial acceptance. In addition, there can be no assurance that the Company can successfully manufacture and market any such products at prices that would permit the Company to operate profitably.

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

                         La Jolla Pharmaceutical Company
                          Notes to Financial Statements

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATION

Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the December 31, 1997 presentation.

REVENUE RECOGNITION

Revenue from collaborative agreements typically consists of nonrefundable up-front fees, ongoing research and development funding and milestone, royalty and other payments. Revenue from nonrefundable up-front fees is recognized upon signing of the agreement. Revenue from ongoing research and development funding is recorded as the expenses are incurred. Revenue from milestone, royalty and other payments will be recognized as earned. Payments received in advance under these agreements are recorded as deferred revenue until earned.

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during the period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of this statement is not expected to have a material impact on the financial statements.

SEGMENT INFORMATION

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Segment Information" ("SFAS 131"). SFAS 131 redefines segments and requires companies to report financial and descriptive information about their operating segments. Historically, the Company has operated in one business segment. The Company has not determined how operating segments will be defined for disclosure purposes or which segments will meet the quantitative requirements for disclosure. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The adoption of this statement will have no impact on the Company's future results of operations or financial position.

NET LOSS PER SHARE

Net loss per share is computed using the weighted-average number of common shares outstanding during the periods. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the previously reported "primary earnings per share" with "basic earnings per share" which excludes any dilutive effects of options and warrants and is based on weighted-average common shares outstanding for the period. The adoption of this statement did not have a material impact as the Company has incurred a net loss for all years presented and therefore stock options and warrants are not included in the computation of earnings per share since their effect is anti-dilutive.

                         La Jolla Pharmaceutical Company
                          Notes to Financial Statements

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents consist of cash and highly liquid investments which include debt securities with remaining maturities when acquired of three months or less and are stated at market. Short-term investments mainly consist of debt securities with maturities greater than three months. Management has classified the Company's cash equivalents and short-term investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

CONCENTRATION OF CREDIT RISK

Cash, cash equivalents and short-term investments are financial instruments which potentially subject the Company to concentrations of credit risk. The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. The Company invests its excess cash in United States Government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification of its cash investments and their maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. To date, the Company has not experienced any losses on its cash, cash equivalents and short-term investments.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (primarily five years). Leasehold improvements are stated at cost and amortized on a straignt-line basis over the shorter of the estimated useful life or the lease term. Equipment under capital leases is amortized over the estimated useful life of the assets and such amortization is included in depreciation in the accompanying financial statements.

Property and equipment is comprised of the following (in thousands):


                                                      DECEMBER 31,
                                                   ------------------
                                                    1997       1996
                                                   -------    -------
Laboratory equipment                               $ 2,943    $ 3,384
Computer equipment                                     263        511
Furniture and fixtures                                 111        597
Leasehold improvements                                 751         55
                                                   -------    -------
                                                     4,068      4,547
Less:  accumulated depreciation and amortization    (3,122)    (3,186)
                                                   -------    -------
                                                   $   946    $ 1,361
                                                   =======    =======

                         La Jolla Pharmaceutical Company
                          Notes to Financial Statements

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company also records the assets to be disposed of at the lower of their carrying amount or fair value less cost to sell. To date, the Company has not experienced any impairment losses on its long lived assets used in operations.

PATENTS

The Company has filed several patent applications in the United States Patent and Trademark Office and in foreign countries. Legal costs and expenses incurred in connection with pending patent applications have been deferred. Costs related to successful patent applications are amortized using the straight-line method over the lesser of the remaining useful life of the related technology or the remaining patent life, commencing on the date the patent is issued. Accumulated amortization at December 31, 1997 and 1996 was $87,000 and $49,000, respectively. Deferred costs related to patent applications are charged to operations at the time a determination is made not to pursue such applications.

STOCK OPTIONS

As allowed under Statement of Financial Accounting Standard No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant and, under APB 25, recognizes no compensation expense for such stock option grants.

2.  COLLABORATIVE AGREEMENTS

In December 1996, the Company entered into a collaborative agreement with Abbott, a diversified healthcare company. Under this agreement, in exchange for an exclusive, worldwide license to market and sell LJP 394, Abbott agreed to pay an initial license fee of $4,000,000 upon signing, and agreed to fund the development of the Company's lupus drug candidate, LJP 394, and to make certain payments to the Company upon the attainment of specific milestones. In addition, Abbott has agreed to make royalty and sales incentive payments to the Company on sales of LJP 394 while the Company retains worldwide manufacturing rights and ownership rights of all of its patents relating to the drug. Abbott also purchased common stock of the Company in December 1996 for an aggregate purchase price of $4,000,000 and again in September 1997 for an aggregate purchase price of $4,000,000. The Company has the right to require Abbott to purchase up to $4,000,000 of additional shares of the Company's common stock over the next year. Both Abbott and the Company have the right to terminate the agreement under certain circumstances.

                         La Jolla Pharmaceutical Company
                          Notes to Financial Statements

2.  COLLABORATIVE AGREEMENTS (CONTINUED)

Under the collaborative agreement with Abbott, the Company incurred research and development costs of approximately $9,860,000 during the year ended December 31, 1997 for the development of LJP 394. In 1997, the Company received $11,137,000 from Abbott for the development of LJP 394, of which $9,860,000 was recorded as revenue.

The $3,000,000 of revenue recorded in 1995 relates to a collaborative agreement with Leo Pharmaceutical which was terminated due to the parties inability to reach agreement regarding the timing and allocation of resources with respect to further clinical trials of LJP 394.

3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following is a summary of the estimated fair value of available-for-sale securities (in thousands):


                                                    DECEMBER 31,
                                                  -----------------
                                                   1997      1996
                                                  -------   -------
Money market accounts                             $ 8,424   $   460
United States corporate debt securities             9,202    10,901
Government asset backed securities                  7,611    10,999
United States Treasury securities and
    obligations of the United States
    government agencies                               249       249
                                                  -------   -------
                                                  $25,486   $22,609
                                                  =======   =======


As of December 31, 1997 and 1996, the difference between cost and estimated fair value of available-for-sale securities was not significant. Included in cash and cash equivalents at December 31, 1997 and 1996 were $10,507,000 and $4,988,000, respectively, of securities classified as available-for-sale. As of December 31, 1997, available-for-sale securities of $24,236,000 are due in one year or less and $1,250,000 are due after one year through two years.

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

                         La Jolla Pharmaceutical Company
                          Notes to Financial Statements

4. COMMITMENTS (CONTINUED)

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

The Company leases certain equipment under a capital lease. The total amount of equipment originally financed under this capital lease was $3,188,000 of which approximately $956,000 of fixed assets costs was remaining under this capital lease as of December 31, 1997.

The Company leases certain other equipment and leasehold improvements under operating leases. As of December 31, 1997, the total amount of equipment and leasehold improvements financed under these operating leases was $4,643,000.

Annual future minimum lease payments as of December 31, 1997, which include $1,030,000 for the effect of exercising the facility operating lease cancellation option, are as follows (in thousands):


                                                 OPERATING   CAPITAL
YEARS ENDED DECEMBER 31,                          LEASES     LEASES
                                                  -------    -------
1998                                              $ 1,870    $   139
1999                                                2,309          9
2000                                                1,224         --
2001                                                  567         --
2002                                                   --         --
                                                  -------    -------
Total                                             $ 5,970        148
                                                  =======    =======
Less amount representing interest                                 (7)
                                                             -------
Present value of net minimum lease payments                      141
Less current portion                                            (133)
                                                             -------
Noncurrent portion of capital lease obligations              $     8
                                                             =======


Rent expense under all operating leases totaled $1,853,000, $952,000, and $545,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Equipment acquired under capital leases included in property and equipment totaled $290,000 and $1,201,000 (net of accumulated amortization of $666,000 and $2,021,000) at December 31, 1997 and 1996, respectively.

5. STOCKHOLDERS' EQUITY

PREFERRED STOCK

As of December 31, 1997, the Company is authorized to issue 8,000,000 shares of preferred stock, in one or more series.

                         La Jolla Pharmaceutical Company
                          Notes to Financial Statements

5. STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK

In September 1997, the Company issued an additional 831,152 shares of common stock to Abbott for net proceeds of $3,860,000. (See Note 2.)

WARRANTS

In connection with the Company's initial public offering ("IPO") in June 1994, including the conversion of the principal and accrued interest on stockholder bridge notes, the Company issued 3,823,517 redeemable warrants. The redeemable warrant holders are entitled to purchase one-half of one share of common stock for each warrant at an exercise price of $3.00 per one-half share. The warrants are exercisable at any time until June 3, 1999. The Company is entitled to redeem the warrants on not less than 30 days written notice at $0.05 per warrant if the average closing bid price of the common stock exceeds 150% of the then-effective warrant exercise price for one share of common stock, over a period of 20 consecutive trading days, ending within 15 days of the date of notice of redemption. At December 31, 1997, 3,822,617 redeemable warrants were outstanding.

The terms of the shareholder bridge notes also provided for the granting of additional warrants to the holders. Those additional warrants permit the holders to purchase 166,697 shares of common stock at $5.00 per share until June 3, 1999. At December 31, 1997, warrants to purchase 154,460 shares of common stock were outstanding.

Also in connection with the IPO, the Underwriter was granted the option to purchase up to 260,000 additional shares of common stock and 260,000 redeemable warrants to purchase one-half of one share of common stock at an exercise price of $3.60 per one-half share. The purchase option expires on June 3, 1999. At December 31, 1997, warrants to purchase 130,000 shares of common stock were outstanding.

As of December 31, 1997, 4,237,077 warrants were outstanding and 2,195,769 shares of common stock are reserved for issuance upon exercise of warrants.

STOCK OPTION PLANS

In May 1989, the Company adopted the 1989 Stock Option Plan and the 1989 Nonstatutory Stock Option Plan (the "1989 Plan"), under which 904,000 shares of common stock have been authorized for issuance upon exercise of options granted by the Company.

In June 1994, the Company adopted the 1994 Stock Incentive Plan (the "1994 Plan"), under which 1,750,000 shares of common stock have been authorized for issuance upon exercise of options granted by the Company. The 1994 Plan provides for the grant of incentive and non-qualified stock options, as well as other stock based awards, to employees, consultants and advisors of the Company with various vesting periods as determined by the compensation committee, as well as automatic fixed grants to non-employee directors of the Company.

                         La Jolla Pharmaceutical Company
                          Notes to Financial Statements

5. STOCKHOLDERS' EQUITY (CONTINUED)

A summary of the Company's stock option activity, and related data follows:


                                                                     OUTSTANDING OPTIONS
                                                                -------------------------------
                                             OPTIONS
                                            AVAILABLE           NUMBER OF           PRICE PER
                                            FOR GRANT            SHARES               SHARE
                                             -------            ---------           -----------
Balance at December 31, 1994                 425,015            1,200,874           $1.00-$5.25
    Granted                                 (336,195)             336,195           $2.25-$4.31
    Exercised                                     --              (30,541)          $      1.00
    Cancelled                                 44,490              (44,490)          $1.00-$4.13
                                             -------            ---------
Balance at December 31, 1995                 133,310            1,462,038           $1.00-$5.25
    Additional shares authorized             500,000                   --                    --
    Granted                                 (426,750)             426,750           $3.75-$8.31
    Exercised                                     --              (52,722)          $1.00-$5.03
    Cancelled                                120,982             (120,982)          $1.00-$7.88
                                             -------            ---------
Balance at December 31, 1996                 327,542            1,715,084           $1.00-$8.31
    Additional shares authorized             500,000                   --                    --
    Granted                                 (312,700)             312,700           $4.00-$5.38
    Exercised                                     --               (8,620)          $1.00-$4.31
    Cancelled                                 56,101              (56,101)          $1.00-$7.88
                                             -------            ---------
Balance at December 31, 1997                 570,943            1,963,063           $1.00-$8.31
                                             =======            =========


                                                            YEARS ENDED DECEMBER 31,
                              --------------------------------------------------------------------------------------------
                                         1997                           1996                              1995
                              --------------------------      --------------------------       --------------------------
                                               WEIGHTED-                      WEIGHTED-                         WEIGHTED-
                                               AVERAGE                        AVERAGE                           AVERAGE
                                               EXERCISE                       EXERCISE                          EXERCISE
                               OPTIONS          PRICE          OPTIONS          PRICE           OPTIONS           PRICE
                              ---------      -----------      ---------      -----------       ---------       -----------
Outstanding -
  beginning of year           1,715,084      $      3.00      1,462,038      $      2.40       1,200,874       $      1.92
Granted                         312,700      $      4.82        426,750      $      4.91         336,195       $      3.94
Exercised                        (8,620)     $      1.38        (52,722)     $      1.58         (30,541)      $      1.00
Forfeited                       (56,101)     $      4.55       (120,982)     $      2.98         (44,490)      $      2.26
                              ---------                       ---------                        ---------
Outstanding - end of
  year                        1,963,063      $      3.25      1,715,084      $      3.00       1,462,038       $      2.40
                              =========                       =========                        =========
Exercisable at end of
  year                        1,171,376                         931,465                          720,588

Weighted-average fair
  value of options
  granted during the
  year                        $    2.72                      $     3.08                       $     2.48

                         La Jolla Pharmaceutical Company
                          Notes to Financial Statements

5. STOCKHOLDERS' EQUITY (CONTINUED)

Exercise prices and weighted-average remaining contractual lives for the options outstanding as of December 31, 1997 follows:


                                          WEIGHTED-
                                           AVERAGE        WEIGHTED-                       WEIGHTED-
                                          REMAINING       AVERAGE                          AVERAGE
      OPTIONS           RANGE OF         CONTRACTUAL      EXERCISE          OPTIONS        EXERCISE
    OUTSTANDING     EXERCISE PRICES          LIFE          PRICE          EXERCISABLE        PRICE
      -------        -------------           ----         --------         ---------        --------
      702,765        $        1.00           4.37         $   1.00           690,142        $   1.00
      508,100        $2.00 - $4.31           7.84         $   3.63           217,528        $   3.52
      495,700        $4.38 - $5.03           8.58         $   4.74           158,408        $   4.93
      256,498        $5.13 - $8.31           8.11         $   5.82           105,298        $   5.79
      -------                                                              ---------
    1,963,063        $1.00 - $8.31           6.82         $   3.25         1,171,376        $   2.43
      =======                                                              =========


At December 31, 1997, the Company has reserved 2,534,006 shares of common stock for future issuance under the 1989 and 1994 Plans.

For certain options granted, the Company recognizes as compensation expense the excess of the deemed value for accounting purposes of the common stock issuable upon exercise over the aggregate exercise price of such options. Compensation expense is amortized ratably over the vesting period of each option.

EMPLOYEE STOCK PURCHASE PLAN

Effective August 1, 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan") which was amended in July 1996. Under the amended Purchase Plan, a total of 300,000 shares of common stock are reserved for sale to full-time employees with six months of service. Employees may purchase common stock under the Purchase Plan every six months (up to but not exceeding 10% of each employee's earnings) over the offering period at 85% of the fair market value of the common stock at certain specified dates. The offering period may not exceed 24 months. For the year ended December 31, 1997, 40,840 shares of common stock had been issued under the Purchase Plan (27,658 shares for the year ended December 31, 1996). To date, 68,498 shares of common stock had been issued under the Purchase Plan and 231,502 shares of common stock are available for issuance.

                         La Jolla Pharmaceutical Company
                          Notes to Financial Statements

5. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK-BASED COMPENSATION

Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted after December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997, respectively: risk-free interest rate of 6.0%, 6.0% and 5.5%; volatility factor of the expected market price of the Company's common stock of .70, .70 and .60; and a dividend yield of 0% and a weighted-average expected life of the option of five years for all three years presented.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for net loss per share information):


                                              YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------
                                      1997              1996              1995
                                    ---------         ---------         ---------
Pro forma net loss                  $  (6,873)        $  (9,970)        $  (8,613)
                                    =========         =========         =========
Pro forma net loss per share        $    (.39)        $    (.66)        $    (.79)
                                    =========         =========         =========


The effects of applying SFAS 123 for either recognizing compensation expense or providing pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

6.  401(K) PLAN

The Company has established a 401(k) defined contribution retirement plan (the "401(k) Plan"), which was amended in July 1997, to cover all employees with six months of service. The Plan provides for voluntary employee contributions up to 20% of annual compensation (as defined). The Company does not match employee contributions or otherwise contribute to the Plan.

                         La Jolla Pharmaceutical Company
                          Notes to Financial Statements

7. INCOME TAXES

At December 31, 1997, the Company had federal and California income tax net operating loss carryforwards of approximately $51,750,000 and $3,207,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes and the 50% percent limitation on California loss carryforwards. The Company also had federal and California research tax credit carryforwards of $2,339,000 and $1,069,000, respectively. The federal net operating loss and tax credit carryforwards will begin to expire in 2004 unless previously utilized, while the California net operating loss of $353,000 expired in 1997, and will continue to expire beginning in 1998.

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

Significant components of the Company's deferred tax assets are shown below (in thousands):


                                                         DECEMBER 31,
                                                   -------------------------
                                                     1997             1996
                                                   --------         --------
Deferred tax assets:
  Net operating loss carryforwards                 $ 18,000         $ 16,000
  Research and development credits                    3,000            3,000
  Capitalized research and development                3,000            2,000
                                                   --------         --------
Total deferred tax assets                            24,000           21,000
Valuation allowance for deferred tax assets         (24,000)         (21,000)
                                                   --------         --------
Net deferred tax assets                            $     --         $     --
                                                   ========         ========


A valuation allowance of $24,000,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LA JOLLA PHARMACEUTICAL COMPANY


                                   By: /s/ Steven B. Engle
                                     -------------------------------
                                   Name: Steven B. Engle
                                        ----------------------------
                                   Title:  Chairman of the Board and
                                         ---------------------------
                                           Chief Executive Officer
                                         ---------------------------

March 27, 1998

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


                   Signature                                  Title                       Date
                   ---------                                  -----                       ----
PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

  /s/ Steven B. Engle                             Chairman of the Board and       March   27, 1998
-----------------------------------               Chief Executive Officer
Steven B. Engle


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

  /s/ Wood C. Erwin                               Chief Financial Officer and     March   27, 1998
-----------------------------------               Secretary
Wood C. Erwin


  /s/ Joseph Stemler                              Director                        March   27, 1998
-----------------------------------
Joseph Stemler


  /s/ Thomas H. Adams                             Director                        March   27, 1998
-----------------------------------
Thomas H. Adams, Ph.D.


  /s/ William E. Engbers                          Director                        March   27, 1998
-----------------------------------
William E. Engbers


  /s/ Robert A. Fildes                            Director                        March   27, 1998
-----------------------------------
Robert A Fildes, Ph.D.


  /s/ W. Leigh Thompson                           Director                        March   27, 1998
-----------------------------------
W. Leigh Thompson, M.D., Ph.D.

                         La Jolla Pharmaceutical Company

                                  Exhibit Index



Exhibit Number                              Description
--------------                              -----------
23.1                    Consent of Ernst & Young LLP, Independent Auditors
27                      Financial Data Schedule