Form 10-Q
period 1998-03-31
LA JOLLA PHARMACEUTICAL CO
filed 1998-05-14
CIK 920465

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of the Registrant's common stock, $.01 par value, outstanding at March 31, 1998 was 18,168,607.

                         LA JOLLA PHARMACEUTICAL COMPANY
                                    FORM 10-Q
                                QUARTERLY REPORT

                                      INDEX


COVER PAGE ......................................................................           1

INDEX ...........................................................................           2

PART I.  FINANCIAL INFORMATION

      ITEM 1. Financial Statements (Unaudited)

      Balance Sheets as of March 31, 1998 and December 31, 1997 .................           3

      Statements of Operations for the three months ended March 31, 1998 and 1997           4

      Statements of Cash Flows for the three months ended March 31, 1998 and 1997           5

      Notes to Financial Statements .............................................           6

      ITEM 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations .............................................           7

      ITEM 3. Quantitative and Qualitative Disclosures About Market Risk ........           *


PART II. OTHER INFORMATION

      ITEM 1. Legal Proceedings .................................................           *

      ITEM 2. Changes in Securities .............................................           *

      ITEM 3. Defaults upon Senior Securities ...................................           *

      ITEM 4. Submission of Matters to a Vote of Security Holders ...............           *

      ITEM 5. Other information .................................................           *

      ITEM 6. Exhibits and Reports on Form 8-K ..................................          10


SIGNATURE .......................................................................          13


* No information provided due to inapplicability of item.

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                         LA JOLLA PHARMACEUTICAL COMPANY

                                 BALANCE SHEETS
                                 (in thousands)


                                                                     March 31,        December 31,
                                                                       1998               1997
                                                                   ------------       ------------
                                                                   (Unaudited)           (Note)
ASSETS
Current assets:
      Cash and cash equivalents                                    $     15,984       $     11,999
      Short-term investments                                              8,597             14,979
      Other current assets                                                  440                658
                                                                   ------------       ------------
           Total current assets                                          25,021             27,636

Property and equipment, net                                               1,194                946
Patent costs and other assets, net                                        1,153              1,064
                                                                   ------------       ------------

           Total Assets                                            $     27,368       $     29,646
                                                                   ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                             $        478       $      1,256
      Accrued expenses                                                      579                880
      Accrued payroll and related expenses                                  391                377
      Deferred revenue - related party                                    2,104              1,277
      Current portion of obligations under capital leases                    69                133
                                                                   ------------       ------------

           Total current liabilities                                      3,621              3,923

Noncurrent portion of obligations under capital                              --                  8
leases

Commitments

Stockholders' equity:
      Common stock                                                          182                182
      Additional paid-in capital                                         80,314             80,304
      Deferred compensation                                                 (17)               (30)
      Accumulated deficit                                               (56,732)           (54,741)
                                                                   ------------       ------------
           Total stockholders' equity                                    23,747             25,715
                                                                   ------------       ------------

           Total Liabilities and Stockholders' Equity              $     27,368       $     29,646
                                                                   ============       ============


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete balance sheets.

See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                  Three Months Ended
                                                                       March 31,
                                                              ---------------------------
                                                                1998               1997
                                                              --------           --------
Revenue from collaborative agreement - related party          $  1,903           $  2,364

Expenses:
  Research and development                                       3,525              3,137
  General and administrative                                       718                780
                                                              --------           --------
      Total expenses                                             4,243              3,917
                                                              --------           --------

Loss from operations                                            (2,340)            (1,553)

Interest expense                                                    (4)               (24)
Interest income                                                    353                355
                                                              --------           --------

Net loss and comprehensive net loss                           $ (1,991)          $ (1,222)
                                                              ========           ========

Basic and diluted net loss per share                          $   (.11)          $   (.07)
                                                              ========           ========

Shares used in computing basic and diluted net
loss per share                                                  18,161             17,279
                                                              ========           ========


See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                    Three Months Ended
                                                                         March 31,
                                                              -------------------------------
                                                                  1998               1997
                                                              ------------       ------------
OPERATING ACTIVITIES
Net loss                                                      $     (1,991)      $     (1,222)
Adjustments to reconcile net loss to net cash (used
for) provided by operating activities:
    Depreciation and amortization                                      106                166
    Deferred compensation amortization                                  12                 35
    Change in operating assets and liabilities:
        Receivable - related party                                      --              4,000
        Other current assets                                           218                 42
        Accounts payable and accrued expenses                       (1,079)            (1,550)
        Accrued payroll and related expenses                            14                 (1)
        Deferred revenue - related party                               827              2,290
                                                              ------------       ------------
Net cash (used for) provided by operating activities                (1,893)             3,760

INVESTING ACTIVITIES
Increase (decrease) in short-term investments                        6,382               (363)
Additions to property and equipment                                   (347)              (337)
Increase in patent costs and other assets                              (96)               (63)
                                                              ------------       ------------
Net cash provided by (used for) investing activities                 5,939               (763)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                              11                (32)
Payments on obligations under capital leases                           (72)              (255)
                                                              ------------       ------------
Net cash used for financing activities                                 (61)              (287)

Net increase in cash and cash equivalents                            3,985              2,710
Cash and cash equivalents at beginning of period                    11,999              6,613
                                                              ------------       ------------

Cash and cash equivalents at end of period                    $     15,984       $      9,323
                                                              ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                 $          4       $         24
                                                              ============       ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Adjustment to deferred compensation for terminations          $          1       $         15
                                                              ============       ============


See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 1998


1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of La Jolla Pharmaceutical Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 1998. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1997 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.  ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during the period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company's comprehensive net loss and net loss are the same and therefore the adoption of SFAS 130 did not have an impact on the Company's financial statements.

SEGMENT INFORMATION

On January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 131, "Segment Information" ("SFAS 131"). SFAS 131 redefines segments and requires companies to report financial and descriptive information about their operating segments. The Company has determined that it operates in one business segment and therefore the adoption of SFAS 131 did not affect the Company's financial statements.

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

        The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and potential revenues from collaborative arrangements. Some of these fluctuations may be significant. The Company's research and development expenses are expected to increase significantly in the future as the Company increases its development efforts. As of March 31, 1998, the Company's accumulated deficit was approximately $56.7 million.

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

RESULTS OF OPERATIONS

        The Company earned $1.9 million in revenue from its collaborative agreement with Abbott in the first quarter of 1998 compared to $2.4 million for the same period in 1997. The decrease in revenue is due to the transferring of certain clinical trials related expenses for LJP 394 directly to Abbott. Payments received in advance under the collaborative agreement with Abbott are recorded as deferred revenue until earned. Total payments of approximately $2.7 million were received under the collaborative agreement with Abbott in the first three months of 1998. As of March 31, 1998, deferred revenue was approximately $2.1 million. The receipt of payments and the recognition of revenue from the collaborative agreement with Abbott may vary significantly from quarter to quarter and from year to year depending on the level of research effort expended and the timing of milestone payments. There can be no assurance that the Company will realize any further revenue from the Abbott arrangement or any other collaborative arrangement.

        For the three months ended March 31, 1998, research and development expenses increased to $3.5 million from $3.1 million for the same period in 1997. The increase was due primarily to the expansion of the Company's research and development programs, an increase in manufacturing scale-up activities and increased facilities expenditures. The Company's research and development expenses are expected to increase significantly in the future as the organization grows, efforts to develop additional drug candidates are intensified and potential products progress into and through clinical trials.

        General and administrative expenses decreased to $718,000 for the three months ended March 31, 1998, from $780,000 for the same period in 1997. The decrease was due to lower insurance costs. The Company expects general and administrative expenses to increase in the future in order to support increased manufacturing scale-up and research and development activities.

        Interest income of $353,000 for the three months ended March 31, 1998 remained comparable to the interest income of $355,000 for the same period in 1997. The average invested cash balances for the first quarter of 1998 and 1997 were comparable. For the three months ended March 31, 1998, interest expense decreased to $4,000 from $24,000 for the same period in 1997. The decrease was the result of decreases in the Company's capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 1998, the Company had incurred a cumulative net loss since inception of approximately $56.7 million, and had financed its operations through private and public offerings of its securities, payments from collaborative agreements, capital and operating lease transactions, and interest income on its invested cash balances. As of March 31, 1998, the Company had raised $79.5 million in net proceeds since inception from sales of equity securities.

                         LA JOLLA PHARMACEUTICAL COMPANY


        At March 31, 1998, the Company had $24.6 million in cash, cash equivalents and short-term investments, as compared to $27.0 million at December 31, 1997. The Company's working capital at March 31, 1998 was $21.4 million, as compared to $23.7 million at December 31, 1997. The decrease in cash, cash equivalents and short-term investments resulted from the continued use of the Company's cash toward expenses of ongoing clinical and research and development programs and related general and administrative expenses and the purchase of property and equipment. The decrease in working capital is primarily due to the use of cash for net operating expenses in the first quarter of 1998. The Company invests its cash in corporate and United States Government-backed debt instruments.

        As of March 31, 1998, the Company had acquired an aggregate of $4.4 million in property and equipment, of which approximately $956,000 of total fixed assets costs is financed under capital lease obligations. In addition, the Company leases its office and laboratory facilities and certain property and equipment under operating leases. The Company has no material commitments for the acquisition of property and equipment but anticipates increasing investment in property and equipment in connection with the enhancement of its research and development and manufacturing facilities and capabilities.

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

                         LA JOLLA PHARMACEUTICAL COMPANY

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

3.2        Bylaws of the Company (1)

3.3        Restated Certificate of Incorporation of the Company (3)

10.1       Intentionally omitted

10.2       Stock Option Agreement dated February 4, 1993 entitling Joseph
           Stemler to purchase 35,000 shares of Common Stock (1) *

10.3 Letter regarding terms of employment and potential severance of Stephen M. Coutts (1) and the modification to this letter (10) *

10.4       Intentionally omitted

10.5       Intentionally omitted

10.6       Steven B. Engle Employment Agreement (1) and Amendment No. 1 (10) *

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

                         LA JOLLA PHARMACEUTICAL COMPANY


Exhibit
Number          Description
------          -----------

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

10.22      Intentionally omitted

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

10.28      Intentionally omitted

10.29      Master Lease Agreement dated September 13, 1995 by and between the
           Company and Comdisco Electronics Group (5)

10.30      Intentionally omitted

10.31      Agreement dated September 22, 1995 between the Company and Joseph
           Stemler regarding option vesting (6)*

10.32      Consulting Agreement dated January 1, 1996 between the Company and
           Joseph Stemler (6)*

10.33 Building Lease Agreement effective November 1, 1996 by and between the Company and WCB II-S BRD Limited Partnership (7)

10.34      Master Lease Agreement dated December 20, 1996 by and between the
           Company and Transamerica Business Credit Corporation (9)

10.35 License and Supply Agreement dated December 23, 1996 by and between the Company and Abbott Laboratories (8), (9)

                         LA JOLLA PHARMACEUTICAL COMPANY

Exhibit
Number          Description
------          -----------
10.36      Stock Purchase Agreement dated December 23, 1996 by and between the
           Company and Abbott Laboratories (9)

10.37 Option Amendment Agreement dated November 3, 1997 between the Company and Peter G. Ulrich (11)*

27         Financial Data Schedule (12)

-----------------

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

(12)    Filed herein.


        (b)     REPORTS ON FORM 8-K

        None

                         LA JOLLA PHARMACEUTICAL COMPANY

                                    SIGNATURE

                                 MARCH 31, 1998


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               La Jolla Pharmaceutical Company



Date:  May 13, 1998            By:       /s/ Wood C. Erwin
                                 -------------------------
                                    Wood C. Erwin
                                    Vice President Finance
                                    Chief Financial Officer
                                    Signed both on behalf of the Registrant and
                                    as Principal Accounting Officer.

                         LA JOLLA PHARMACEUTICAL COMPANY


                                INDEX TO EXHIBITS


                                                              Sequentially
Exhibit                                                         Numbered
Number                           Exhibit                          Page
------                           -------                      ------------
27                       Financial Data Schedule                   15