Form 10-Q
period 1998-06-30
LA JOLLA PHARMACEUTICAL CO
filed 1998-08-13
CIK 920465

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of the Registrant's common stock, $.01 par value, outstanding at June 30, 1998 was 18,188,948.

                         LA JOLLA PHARMACEUTICAL COMPANY
                                    FORM 10-Q
                                QUARTERLY REPORT


                                      INDEX

COVER PAGE.......................................................................................       1

INDEX ...........................................................................................       2

PART I.  FINANCIAL INFORMATION

      ITEM 1.  Financial Statements

      Balance Sheets as of June 30, 1998 (Unaudited) and December 31, 1997 ......................       3

      Statements of Operations (Unaudited) for the three months and six months ended
        June 30, 1998 and 1997 ..................................................................       4

      Statements of Cash Flows (Unaudited) for the six months ended June 30, 1998 and 1997......        5

      Notes to Financial Statements (Unaudited) .................................................       6

      ITEM 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations ............................................................       7

      ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk .......................       *


PART II.  OTHER INFORMATION

      ITEM 1.  Legal Proceedings ................................................................       *

      ITEM 2.  Changes in Securities ............................................................       *

      ITEM 3.  Defaults upon Senior Securities ..................................................       *

      ITEM 4.  Submission of Matters to a Vote of Security Holders ..............................      10

      ITEM 5.  Other information ................................................................       *

      ITEM 6.  Exhibits and Reports on Form 8-K .................................................      10


SIGNATURE .......................................................................................      12


* No information provided due to inapplicability of item.

PART    I. FINANCIAL INFORMATION

ITEM    1. FINANCIAL STATEMENTS

                         LA JOLLA PHARMACEUTICAL COMPANY

                                 BALANCE SHEETS
                                 (in thousands)

                                                                              June 30,    December 31,
                                                                                1998          1997
                                                                            -----------   ------------
                                                                            (Unaudited)       (Note)
ASSETS
Current assets:
      Cash and cash equivalents .......................................      $ 15,708       $ 11,999
      Short-term investments ..........................................         6,902         14,979
      Other current assets.............................................           507            658
                                                                             --------       --------
           Total current assets .......................................        23,117         27,636

Property and equipment, net ...........................................           665            946
Patent costs and other assets, net ....................................         1,219          1,064
                                                                             --------       --------
           Total assets ...............................................      $ 25,001       $ 29,646
                                                                             ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable ................................................      $    385       $  1,256
      Accrued expenses ................................................           513            880
      Accrued payroll and related expenses ............................           440            377
      Deferred revenue - related party ................................         1,907          1,277
      Current portion of obligations under capital leases .............            37            133
                                                                             --------       --------
           Total current liabilities ..................................         3,282          3,923

Noncurrent portion of obligations under capital leases ................            --              8

Commitments

Stockholders' equity:
      Common stock ....................................................           182            182
      Additional paid-in capital ......................................        80,368         80,304
      Deferred compensation ...........................................            (5)           (30)
      Accumulated deficit .............................................       (58,826)       (54,741)
                                                                             --------       --------
           Total stockholders' equity .................................        21,719         25,715
                                                                             --------       --------

           Total liabilities and stockholders' equity .................      $ 25,001       $ 29,646
                                                                             ========       ========

Note: The balance sheet at December 31, 1997 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                                       Three Months Ended             Six Months Ended
                                                                           June 30,                       June 30,
                                                                     -----------------------       -----------------------
                                                                        1998          1997           1998           1997
                                                                     --------       --------       --------       --------
Revenue from collaborative agreement -
  related party ...............................................      $  2,263       $  2,130       $  4,166       $  4,494

Expenses:
  Research and development ....................................         3,721          3,337          7,245          6,474
  General and administrative ..................................           933            766          1,651          1,546
                                                                     --------       --------       --------       --------
      Total expenses ..........................................         4,654          4,103          8,896          8,020

                                                                     --------       --------       --------       --------
Loss from operations ..........................................        (2,391)        (1,973)        (4,730)        (3,526)

Interest expense ..............................................            (2)           (16)            (5)           (40)
Interest income ...............................................           299            355            650            710
                                                                     --------       --------       --------       --------

Net loss and comprehensive net loss ...........................      $ (2,094)      $ (1,634)      $ (4,085)      $ (2,856)
                                                                     ========       ========       ========       ========

Basic and diluted net loss per share ..........................      $   (.12)      $   (.09)      $   (.22)      $   (.17)
                                                                     ========       ========       ========       ========

Shares used in computing basic and
diluted net loss per share ....................................        18,169         17,284         18,165         17,284
                                                                     ========       ========       ========       ========


See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                   -----------------------
                                                                                     1998           1997
                                                                                   --------       --------
OPERATING ACTIVITIES
Net loss ....................................................................      $ (4,085)      $ (2,856)
Adjustments to reconcile net loss to net cash (used
  for) provided by operating activities:
    Depreciation and amortization ...........................................           202            321
    Deferred compensation amortization ......................................            17             65
    Change in operating assets and liabilities:
        Receivable - related party ..........................................            --          4,000
        Other current assets ................................................           151            352
        Accounts payable and accrued expenses ...............................        (1,238)        (1,886)
        Accrued payroll and related expenses ................................            63            119
        Deferred revenue - related party ....................................           630          2,547
                                                                                   --------       --------
Net cash (used for) provided by operating activities ........................        (4,260)         2,662

INVESTING ACTIVITIES
Decrease (increase) in short-term investments ...............................         8,077            (32)
Deletions (additions) to property and equipment .............................            96            (38)
Increase in patent costs and other assets....................................          (172)          (152)
                                                                                   --------       --------

Net cash provided by (used for) investing activities ........................         8,001           (222)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock ..................................            72             58
Payments on obligations under capital leases.................................          (104)          (478)
                                                                                   --------       --------

Net cash used for financing activities ......................................           (32)          (420)

Net increase in cash and cash equivalents ...................................         3,709          2,020
Cash and cash equivalents at beginning of period ............................        11,999          6,613
                                                                                   --------       --------

Cash and cash equivalents at end of period ..................................      $ 15,708       $  8,633
                                                                                   ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid ...............................................................      $      5       $     40
                                                                                   ========       ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Adjustment to deferred compensation for terminations ........................      $      8       $     16
                                                                                   ========       ========



See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 1998


1.      BASIS OF PRESENTATION

The accompanying unaudited financial statements of La Jolla Pharmaceutical Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 1998. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1997 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.      ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during the period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company's comprehensive net loss and net loss are the same and therefore the adoption of SFAS 130 did not have an impact on the financial statements.

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

        The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and potential revenues from collaborative arrangements. Some of these fluctuations may be significant. The Company's research and development expenses are expected to increase significantly in the future as the Company increases its development efforts. As of June 30, 1998, the Company's accumulated deficit was approximately $58.8 million.

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

RESULTS OF OPERATIONS

        The Company earned $2.3 million and $4.2 million in revenue from its collaborative agreement with Abbott in the three and six months ended June 30, 1998, respectively, and earned $2.1 million and $4.5 million in revenue for the same periods in 1997. Payments received in advance under the collaborative agreement with Abbott are recorded as deferred revenue until earned. Total revenue payments of approximately $4.8 million were received in advance under the collaborative agreement with Abbott during the first six months of 1998, of which approximately $2.1 million was received in the three months ended June 30, 1998. As of June 30, 1998, deferred revenue was approximately $1.9 million. The receipt of payments and the recognition of revenue from the collaborative agreement with Abbott may vary significantly from quarter to quarter and from year to year depending on the level of research effort expended and the timing of milestone payments. There can be no assurance that the Company will realize any further revenue from the Abbott arrangement or any other collaborative arrangement.

        Research and development expenses increased to $3.7 million for the second quarter of 1998 from $3.3 million for the same period in 1997. For the six months ended June 30, 1998, research and development expense increased to $7.2 million from $6.5 million for the same period in 1997. The increase was due primarily to the expansion of the Company's research and development programs, an increase in manufacturing scale-up activities and increased facilities expenditures. The Company's research and development expenses are expected to increase significantly in the future as the organization grows, efforts to develop additional drug candidates are intensified and potential products progress into and through clinical trials.

        General and administrative expenses increased to $933,000 for the second quarter of 1998 from $766,000 for the same period in 1997. For the six months ended June 30, 1998, general and administrative expense increased to $1.7 million from $1.5 million for the same period in 1997. Several factors contributed to this increase, including expanded business development and investor relations activities. The Company expects general and administrative expenses to increase in the future in order to support increased research and development and manufacturing scale-up activities.

        Interest income decreased to $299,000 for the second quarter of 1998 from $355,000 for the same period in 1997. For the six months ended June 30, 1998, interest income decreased to $650,000 from $710,000 for the same period in 1997. The decrease was due to lower investment balances. Interest expense decreased to $2,000 for the second quarter of 1998 from $16,000 for the same period in 1997. For the six months ended June 30, 1998, interest expense decreased to $5,000 from $40,000 for the same period in 1997. The decrease was the result of decreases in the Company's capital lease obligations as compared to the same period in 1997.

                         LA JOLLA PHARMACEUTICAL COMPANY

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 1998, the Company had incurred a cumulative net loss since inception OF approximately $58.8 million, and had financed its operations through private and public offerings of its securities, payments under collaborative agreements, capital and operating lease transactions, and interest income on its invested cash balances. As of June 30, 1998, the Company had raised $79.5 million in net proceeds since inception from sales of equity securities.

        At June 30, 1998, the Company had $22.6 million in cash, cash equivalents and short-term investments, as compared to $27.0 million at December 31, 1997. The Company's working capital at June 30, 1998 was $19.8 million, as compared to $23.7 million at December 31, 1997. The decrease in cash, cash equivalents and short-term investments resulted from the continued use of the Company's cash toward expenses of ongoing clinical and research and development programs and related general and administrative expenses. The decrease in working capital is primarily due to the use of cash for net operating expenses in the first two quarters of 1998. The Company invests its cash in corporate and United States government-backed debt instruments.

        As of June 30, 1998, the Company had acquired an aggregate of $4.0 million in property and equipment, of which approximately $196,000 of total fixed assets costs remains financed under capital lease obligations. In addition, the Company leases its office and laboratory facilities and certain property and equipment under operating leases. The Company has no material commitments for the acquisition of property and equipment but anticipates increasing investment in property and equipment in connection with the enhancement of its research and development and manufacturing facilities and capabilities.

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

        The Company anticipates that its existing capital and interest earned thereon and anticipated funding from the Abbott collaboration will be sufficient to fund the Company's operations as currently planned through 1999. The Company's future capital requirements will depend on many factors including continued scientific progress in its research and development programs, the size and complexity of these programs, the scope and results of clinical trials, the time and costs involved in applying for regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the ability of the Company to maintain its collaborative arrangement with Abbott and to establish and maintain additional collaborative relationships and the cost of manufacturing scale-up and effective commercialization activities and arrangements. The Company expects to incur significant net operating losses each year for at least the next several years as it expands its current research and development programs and increases its general and administrative expenses to support a larger, more complex organization. It is possible that the Company's cash requirements will exceed current projections and that the Company will therefore need additional financing sooner than currently expected.

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

                         LA JOLLA PHARMACEUTICAL COMPANY

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

         Abbott's funding of the development costs for LJP 394 and milestone payments are expected to continue to enhance the Company's short-term liquidity by minimizing the expenditure of the Company's own funds on further development of LJP 394. However, the Company anticipates increasing expenditures on the development of other drug candidates, and over time, the Company's consumption of cash will necessitate additional sources of financing. Furthermore, the Company has no internal sources of liquidity, and termination of the Abbott arrangement would have a serious adverse effect on the Company's ability to generate sufficient cash to meet its needs.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders was held on May 13, 1998. All of the Company's directors were re-elected.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

-------         ----------------------------------------------------------------
Exhibit
 Number         Description
-------         ----------------------------------------------------------------
 3.1            Intentionally omitted
 3.2            Bylaws of the Company (1)
 3.3            Restated Certificate of Incorporation of the Company (2)
10.38           Master Lease Agreement No. 2 dated June 23, 1998 by and between the Company and Transamerica Business Credit Corporation (3)
27              Financial Data Schedule (3)

----------------

(1) Previously filed with the Company's Registration Statement on Form S-1 (No. 33-76480) as declared effective by the Securities and Exchange Commission on June 3, 1994.

(2) Previously filed with the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated by reference herein

(3) Filed herein.

         (B) REPORTS ON FORM 8-K

             None

                         LA JOLLA PHARMACEUTICAL COMPANY

                                    SIGNATURE

                                  JUNE 30, 1998


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       La Jolla Pharmaceutical Company



Date:  August 12, 1998                 By: /s/ Wood C. Erwin
                                           -------------------------------------
                                               Wood C. Erwin
                                               Vice President Finance
                                               Chief Financial Officer
                                               Signed  both on behalf of the
                                               Registrant and as Principal
                                               Accounting Officer.

                         LA JOLLA PHARMACEUTICAL COMPANY


                                INDEX TO EXHIBITS

Exhibit
Number                           Exhibit
-------                          -------
10.38     Master Lease Agreement No. 2 dated June 23, 1998 by and between the
          Company and Transamerica Business Credit Corporation

27        Financial Data Schedule