Form 10-Q
period 1998-09-30
LA JOLLA PHARMACEUTICAL CO
filed 1998-11-12
CIK 920465

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

MARK ONE
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  X   NO ___

The number of shares of the Registrant's common stock, $.01 par value, outstanding at October 31, 1998 was 20,075,233.

                         LA JOLLA PHARMACEUTICAL COMPANY
                                    FORM 10-Q
                                QUARTERLY REPORT


                                      INDEX

COVER PAGE.................................................................................1

INDEX .....................................................................................2

PART I.  FINANCIAL INFORMATION

      ITEM 1.  Financial Statements

      Balance Sheets as of September 30, 1998 (Unaudited) and December 31, 1997............3

      Statements of Operations (Unaudited) for the three months and nine months ended
      September 30, 1998 and 1997..........................................................4

      Statements of Cash Flows (Unaudited) for the nine months ended September 30, 1998 and 1997.............................................................................5

      Notes to Financial Statements (Unaudited)............................................6

      ITEM 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations.......................................................7

      ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..................*


PART II.  OTHER INFORMATION

      ITEM 1.  Legal Proceedings...........................................................*

      ITEM 2.  Changes in Securities.......................................................*

      ITEM 3.  Defaults upon Senior Securities.............................................*

      ITEM 4.  Submission of Matters to a Vote of Security Holders.........................*

      ITEM 5.  Other information...........................................................*

      ITEM 6.  Exhibits and Reports on Form 8-K...........................................11


SIGNATURE.................................................................................12



* No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         LA JOLLA PHARMACEUTICAL COMPANY
                                 BALANCE SHEETS
                                 (in thousands)

                                                          September 30,            December 31,
                                                              1998                     1997
                                                         -------------             ------------
                                                          (Unaudited)                 (Note)
ASSETS
Current assets:
      Cash and cash equivalents                              $ 14,099                $ 11,999
      Short-term investments                                    6,902                  14,979
      Other current assets                                        452                     658
                                                             --------                --------
           Total current assets                                21,453                  27,636

Property and equipment, net                                       599                     946
Patent costs and other assets, net                              1,225                   1,064
                                                             --------                --------

           Total assets                                      $ 23,277                $ 29,646
                                                             ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                       $    251                $  1,256
      Accrued expenses                                            458                     880
      Accrued payroll and related expenses                        421                     377
      Deferred revenue -- related party                         2,270                   1,277
      Current portion of obligations under capital leases          20                     133
                                                             --------                --------
           Total current liabilities                            3,420                   3,923

Noncurrent portion of obligations under capital leases             --                       8

Commitments

Stockholders' equity:
      Common stock                                                185                     182
      Additional paid-in capital                               80,423                  80,304
      Deferred compensation                                        --                     (30)
      Accumulated deficit                                     (60,751)                (54,741)
                                                             --------                --------
           Total stockholders' equity                          19,857                  25,715
                                                             --------                --------

           Total liabilities and stockholders' equity        $ 23,277                $ 29,646
                                                             ========                ========

Note: The balance sheet at December 31, 1997 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                             Three Months Ended          Nine Months Ended
                                                September 30,               September 30,
                                            -------------------         --------------------
                                              1998       1997             1998        1997
                                            --------    -------         --------     -------
Revenue from collaborative agreement --
    related party                           $ 1,839     $ 2,297         $ 6,005      $ 6,791

Expenses:
  Research and development                    3,344       3,659          10,589       10,132
  General and administrative                    711         630           2,363        2,177
                                            -------     -------         -------      -------
      Total expenses                          4,055       4,289          12,952       12,309
                                            -------     -------         -------      -------
Loss from operations                         (2,216)     (1,992)         (6,947)      (5,518)

Interest expense                                 (1)        (10)             (6)         (50)
Interest income                                 292         352             943        1,062
                                            -------     -------         -------      -------

Net loss and comprehensive net loss         $(1,925)    $(1,650)        $(6,010)     $(4,506)
                                            =======     =======         =======      =======

Basic and diluted net loss per share         $ (.10)     $ (.09)         $ (.33)      $ (.26)
                                            =======     =======         =======      =======

Shares used in computing basic and
diluted net loss per share                   18,523      17,445          18,290       17,338
                                            =======     =======         =======      =======



See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                           Nine Months Ended
                                                             September 30,
                                                         ---------------------
                                                           1998         1997
                                                         --------    --------
OPERATING ACTIVITIES
Net loss                                                 $(6,010)    $ (4,506)
Adjustments to reconcile net loss to net cash (used
for) provided by operating activities:
    Depreciation and amortization                            286          446
    Deferred compensation amortization                        22           95
    Changes in operating assets and liabilities:
        Receivable-- related party                            --        4,000
        Other current assets                                 206          373
        Accounts payable and accrued expenses             (1,427)      (1,602)
        Accrued payroll and related expenses                  44           43
        Deferred revenue-- related party                     993        2,293
                                                         -------      -------

Net cash (used for) provided by operating activities      (5,886)       1,142

INVESTING ACTIVITIES
Decrease in short-term investments                         8,077        1,652
Deletions (additions) to property and equipment               86         (259)
Increase in patent costs and other assets                   (186)        (198)
                                                         -------      -------

Net cash provided by investing activities                  7,977        1,195

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                   130        3,940
Payments on obligations under capital leases                (121)        (580)
                                                         -------      -------

Net cash provided by financing activities                      9        3,360

Net increase in cash and cash equivalents                  2,100        5,697
Cash and cash equivalents at beginning of period          11,999        6,613
                                                         -------      -------

Cash and cash equivalents at end of period               $14,099      $12,310
                                                         =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                            $     6      $    50
                                                         =======      =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Adjustment to deferred compensation for terminations     $     8      $    15
                                                         =======      =======



See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 1998


1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements of La Jolla Pharmaceutical Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 1998. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1997 included in the Company's Form 10-K filed with the Securities and Exchange Commission.


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

                         LA JOLLA PHARMACEUTICAL COMPANY

3.   SUBSEQUENT EVENT -- COLLABORATIVE AGREEMENT

In October 1998, the Company issued 1,538,402 shares of common stock to Abbott Laboratories for an aggregate purchase price of $4,000,000 in accordance with the terms of the Company's collaborative agreement with Abbott Laboratories.


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

                         LA JOLLA PHARMACEUTICAL COMPANY

     The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and potential revenues from collaborative arrangements. Some of these fluctuations may be significant. The Company's research and development expenses are expected to increase significantly in the future as the Company increases its development efforts. As of September 30, 1998, the Company's accumulated deficit was approximately $60.8 million.

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

RESULTS OF OPERATIONS

     The Company earned $1.8 and $6.0 million in revenue from its collaborative agreement with Abbott in the three and nine months ended September 30, 1998, respectively, and earned $2.3 million and $6.8 million in revenue for the same periods in 1997. Payments received in advance under the collaborative agreement with Abbott are recorded as deferred revenue until earned. Total cash payments of approximately $7.0 million were received in advance under the collaborative agreement with Abbott during the first nine months of 1998, of which approximately $2.2 million was received in the three months ended September 30, 1998. As of September 30, 1998, deferred revenue was approximately $2.3 million. The receipt of payments and the recognition of revenue from the collaborative agreement with Abbott may vary significantly from quarter to quarter and from year to year depending on the level of research effort expended and the timing of milestone payments. There can be no assurance that the Company will realize any further revenue from the Abbott arrangement or any other collaborative arrangement.

     Research and development expenses decreased to $3.3 million for the third quarter of 1998 from $3.7 million for the same period in 1997. For the nine months ended September 30, 1998, research and development expense increased to $10.6 million from $10.1 million for the same period in 1997. The decrease in the third quarter in 1998 from the third quarter in 1997 was primarily due to the direct payment of certain clinical trials-related expenses by Abbott beginning in the fourth quarter of 1997 and the timing of purchases for the production of LJP 394 for the clinical trials. The increase in the nine months ended September 30, 1998 compared to the same period in 1997 was due to the expenses associated with the expansion of the Company's research and development programs, an increase in manufacturing scale-up activities and increased facilities expenditures. The Company's research and development expenses are expected to increase significantly in the future as the organization grows, efforts to develop additional drug candidates are intensified and potential products progress into and through clinical trials.

                         LA JOLLA PHARMACEUTICAL COMPANY

     General and administrative expenses increased to $711,000 for the third quarter of 1998, from $630,000 for the same period in 1997. For the nine months ended September 30, 1998, general and administrative expense increased to $2.4 million from $2.2 million for the same period in 1997. Several factors contributed to this increase, including expanded business development and investor relations activities. The Company expects general and administrative expenses to increase in the future in order to support increased research and development and manufacturing scale-up activities.

     Interest income decreased to $292,000 for the third quarter of 1998 from $352,000 for the same period in 1997. For the nine months ended September 30, 1998, interest income decreased to $943,000 from $1.1 million for the same period in 1997. The decrease was due to lower investment balances. For the third quarter of 1998, interest expense decreased to $1,000 from $10,000 for the same period in 1997. For the nine months ended September 30, 1998, interest expense decreased to $6,000 from $50,000 for the same period in 1997. The decrease was the result of decreases in the Company's capital lease obligations as compared to the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had incurred a cumulative net loss since inception of approximately $60.8 million, and had financed its operations through private and public offerings of its securities, payments under collaborative agreements, capital and operating lease transactions, and interest income on its invested cash balances. As of September 30, 1998, the Company had raised $79.8 million in net proceeds since inception from sales of equity securities.

     At September 30, 1998, the Company had $21.0 million in cash, cash equivalents and short-term investments, as compared to $27.0 million at December 31, 1997. The Company's working capital at September 30, 1998 was $18.0 million, as compared to $23.7 million at December 31, 1997. The decrease in cash, cash equivalents and short-term investments resulted from the continued use of the Company's cash toward expenses of ongoing clinical and research and development programs and related general and administrative expenses. The decrease in working capital is primarily due to the use of cash for net operating expenses in the first three quarters of 1998. The Company invests its cash in corporate and United States government-backed debt instruments.

     As of September 30, 1998, the Company had acquired an aggregate of $4.0 million in property and equipment, of which approximately $196,000 of total fixed assets costs remains financed under capital lease obligations. In addition, the Company leases its office and laboratory facilities and certain property and equipment under operating leases. The Company has no material commitments for the acquisition of property and equipment but anticipates increasing investment in property and equipment in connection with the enhancement of its research and development and manufacturing facilities and capabilities.

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

                         LA JOLLA PHARMACEUTICAL COMPANY

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

IMPACT OF YEAR 2000

     The "Year 2000 Issue" is the result of computer programs written using two digits rather than four to define the applicable year. As a result, these computer programs may not properly recognize calendar dates beginning in the year 2000. This problem may cause systems to fail or miscalculate causing disruptions of operations, including a temporary inability to process transactions or engage in similar normal business activities.

     Based on recent assessments, the Company believes that it has an effective program in place to resolve the Year 2000 Issue in a timely manner, that its total internal Year 2000 Issue costs for information

                         LA JOLLA PHARMACEUTICAL COMPANY

technology and non-information technology systems will be minimal and that its Year 2000 conversion requirements will be achieved through routine upgrades to its software programs. The Company expects these upgrades to be completed by the second quarter of 1999. These costs and the expected completion date are based on management's best estimates; there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

     The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed the assessment phase for approximately 65% of the systems that could be significantly affected by the Year 2000 Issue and has determined that the majority of the systems assessed so far do not require remediation to be Year 2000 compliant. In addition, the Company has initiated communications with most of its significant suppliers to determine the extent to which the Company's systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems.

     The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in the second quarter of 1999 and determine whether such a plan is necessary.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS
--------------------------------------------------------------------------------

Exhibit
Number   Description
--------------------------------------------------------------------------------
3.1      Intentionally omitted

3.2      Bylaws of the Company (1)

3.3      Restated Certificate of Incorporation of the Company (2)

27       Financial Data Schedule (3)

--------------------------------------------------------------------------------
  *  This exhibit is a management contract or compensatory plan or arrangement.
(1) Previously filed with the Company's Registration Statement on Form S-1 (No. 33-76480) as declared effective by the Securities and Exchange Commission on June 3, 1994 and incorporated herein by reference.
(2) Previously filed with the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.
(3)  Filed herein.

         (b)  REPORTS ON FORM 8-K

              None

                         LA JOLLA PHARMACEUTICAL COMPANY

                                    SIGNATURE

                               SEPTEMBER 30, 1998


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        La Jolla Pharmaceutical Company


Date:  November 12, 1998                By: /s/ Wood C. Erwin
                                            ------------------------------------
                                            Wood C. Erwin
                                            Vice President Finance
                                            Chief Financial Officer
                                            Signed both on behalf of the
                                            Registrant and as Principal
                                            Accounting Officer.

                         LA JOLLA PHARMACEUTICAL COMPANY


                                INDEX TO EXHIBITS


                                                                    Sequentially
Exhibit                                                               Numbered
Number                               Exhibit                            Page
-------                              -------                        ------------
27             Financial Data Schedule                                   14