Form 10-K405
period 1998-12-31
LA JOLLA PHARMACEUTICAL CO
filed 1999-03-31
CIK 920465

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended DECEMBER 31, 1998
                                             ----------------

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from ___________ to ___________

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq Stock Market on March 17, 1999, was $71,642,242. The number of shares of the Registrant's common stock, $.01 par value, outstanding at March 17, 1999 was 20,110,103.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates certain information by reference from the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 13, 1999, which proxy statement will be filed on or about April 13, 1999.

                           FORWARD-LOOKING STATEMENTS

        This Report includes forward-looking statements, including without limitation those dealing with La Jolla Pharmaceutical Company's (the "Company" or "LJP") drug development plans and clinical trials, its relationship with Abbott Laboratories ("Abbott"), and other matters described in terms of the Company's plans and expectations. The forward-looking statements in this Report involve risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ from the Company's current expectations. The Company's ongoing Phase II/III clinical trial of LJP 394, the Company's drug candidate for the treatment of systemic lupus erythematosus ("lupus" or "SLE"), could result in a finding that LJP 394 is not effective in producing a sustained reduction of double-stranded DNA ("dsDNA") antibodies in large patient populations or does not provide a meaningful clinical benefit. The Company's other potential drug candidates are at earlier stages of development and involve comparable risks. Payments by Abbott to the Company are contingent upon progress of clinical trials and the Company's achievement of certain other milestones that might not be met. The Company's relationship with Abbott could be terminated by either party for various reasons. Clinical trials could be delayed and could have negative or inconclusive results. Additional risk factors include the uncertainty of obtaining required regulatory approvals, successfully marketing products, receiving future revenue from product sales or other sources such as collaborative relationships, future profitability, the need for additional financing, the Company's dependence on patents and other proprietary rights, the Company's limited manufacturing capabilities and the Company's lack of marketing experience. Readers are cautioned not to place undue reliance upon forward-looking statements, which speak only as of the date hereof, and the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described below under the heading "Certain Risk Factors" and elsewhere in this Report and in other reports and registration statements of the Company filed with the Securities and Exchange Commission ("SEC") from time to time.


                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

        La Jolla Pharmaceutical Company is a biopharmaceutical company focused on the research and development of highly specific therapeutics for the treatment of certain life-threatening antibody-mediated diseases. These diseases, including autoimmune conditions such as lupus and antibody-mediated stroke, are caused by abnormal B cell production of antibodies that attack healthy tissues. Current therapies for these autoimmune disorders address only symptoms of the disease or nonspecifically suppress the normal operation of the immune system, which often results in severe, adverse side effects and hospitalization. Founded in 1989, the Company believes that its drug candidates, called Toleragens(R), will treat the underlying cause of many antibody-mediated diseases without these severe, adverse side effects. The Company is currently conducting a Phase II/III clinical trial initiated in December 1996 for its lupus drug candidate, LJP 394.

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

        Each B cell produces antibodies against a specific structure on the antigen's surface called an epitope. The B cell is triggered to produce antibodies when the specific epitope is recognized by and binds to the antibody receptors on the surface of the B cell, and only when the B cell receives an appropriate signal from a T cell. When an epitope binds to the B cell with no corresponding T cell signal, the B cell may become "tolerized" and cease to produce antibodies.

        A properly functioning immune system distinguishes between foreign antigens and the body's healthy tissues. In a malfunctioning immune system, healthy tissue may trigger an immune response that causes B cells to produce disease-causing antibodies, resulting in antibody-mediated autoimmune disease. For example, B cells can produce disease-causing antibodies that are associated with the destruction of the kidneys in lupus and the wasting of muscles in myasthenia gravis. Other antibody-mediated disorders include antibody-mediated stroke, heart attack, deep vein thrombosis, recurrent fetal loss, organ rejection in xenotransplantation, myasthenia gravis and Rh hemolytic disease of the newborn.

        Current therapies for antibody-mediated diseases have significant shortcomings, including severe side effects and a lack of specificity. Mild forms of antibody-mediated diseases are generally treated with drugs that address only the disease symptoms and fail to suppress disease progression, because such drugs do not control the production of disease-causing antibodies. Severe antibody-mediated diseases are generally treated with high levels of corticosteroids and immunosuppressive therapy (primarily anti-cancer drugs) which broadly suppress the normal function of the entire immune system. These therapies can leave patients susceptible to potentially life-threatening infections that may require hospitalization. Repeated dosing with corticosteroids may cause other serious conditions, including diabetes, hypertension, cataracts, osteonecrosis, and psychosis, which may limit the use of this therapy. The use of chemotherapy may lead to acute problems, including weight loss and nausea, and long-term adverse effects, including sterility and an increased risk of malignancies.

LJP'S TOLERANCE TECHNOLOGY(R) PROGRAM

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

        Since the 1970s, hundreds of papers have been published describing animal studies and a Nobel Prize was awarded for research in B cell tolerance. The underlying science supporting the

Company's Tolerance Technology is based on these discoveries as well as on the Company's own patented research.

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

        The Company designs its Toleragens to bind selectively to disease-causing B cells without affecting the function of disease-fighting B cells. This process involves: (1) collecting and purifying the disease-causing antibodies from patients with the targeted disease; (2) generating and selecting an epitope that strongly binds to the purified antibodies; (3) modifying the epitope's structure to maximize its binding properties (optimization) and (4) linking the optimized epitope to the carrier platform. The Company believes this process enables the Company to create Toleragens that will preferentially tolerize and shut down B cells that generate antibodies with the highest binding affinity, which are believed to be the most harmful.

        To achieve this process, the Company utilizes advanced technologies to identify suitable epitopes that will bind to targeted disease-causing B cells. These technologies include:

        Disease-Specific Screening Methods and Assays. The Company clones and expresses receptors that are associated with the targeted disease to screen the disease-causing antibodies from patient blood. After screening, these antibodies are presented to the epitope libraries through a series of assays in order to identify suitable epitope candidates. Using these methods, the Company selects lead epitope candidates with the highest antibody-binding affinity.

        Combinatorial Epitope Libraries. Since 1991, the Company has been developing epitope libraries to provide a large and diverse pool of epitope candidates for screening. The libraries contain a collection of billions of different epitopes.

        Molecular Modeling Capabilities. The Company uses nuclear magnetic resonance spectroscopy (NMR) and molecular modeling software to determine and analyze important three-dimensional structural features of epitopes and the related disease-causing antibodies. These capabilities permit further optimization of epitopes to increase their binding to targeted B cells.

        Chemical Optimization Expertise. The Company optimizes lead epitope candidates by changing their chemical structure. These changes to the molecule increase its binding affinity and stability. The Company then attaches multiple copies of the lead epitope to the carrier platform to create a Toleragen. The Company's carrier platform technology provides a stable presentation of multiple copies of the epitope in an optimal configuration that increases binding affinity and tolerization of B cells.

BUSINESS STRATEGY

        The Company's objective is to become the leading developer of highly specific therapeutics for the treatment of life-threatening, antibody-mediated disorders such as lupus, antibody-mediated stroke, heart attack, deep vein thrombosis, recurrent fetal loss, organ rejection in xenotransplantation, myasthenia gravis and Rh hemolytic disease of the newborn. The Company's strategy includes the following key elements:

        Complete the Clinical Development of LJP 394. The Company's primary near-term goal is to complete development of LJP 394 to treat lupus. The Company, along with its strategic partner Abbott, is conducting a Phase II/III clinical trial to evaluate the safety and efficacy of the drug in a large population of patients in North America and Europe.

        Apply Tolerance Technology to Life-threatening Antibody-mediated Diseases. The Company is focusing on chronic, life-threatening diseases and conditions caused by antibodies, such as lupus, antibody-mediated thrombosis and organ rejection in xenotransplantation, for which there are no existing treatments or for which current therapeutics have significant limitations. The Company intends to use its Tolerance Technology to design therapeutics that specifically address other targeted antibody-mediated diseases without adversely affecting normal immune system function.

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

        Exploit Proprietary Manufacturing Technology. Through the production of LJP 394 for clinical trials, the Company has developed proprietary synthesis and conjugation technologies that are being used in the development of its other Toleragen candidates. The Company intends to further develop these technologies to increase manufacturing efficiencies and apply its expertise to the development and manufacture of other potential products.

        Expand Intellectual Property Leadership Position. The Company owns 60 issued patents and has 58 pending patent applications covering various technologies and drug candidates, including its Tolerance Technology, its lupus and antibody-mediated stroke drug candidates, and its linkage technologies for its Toleragens. The Company plans to broaden this position with future discoveries and patent filings.

PRODUCTS UNDER DEVELOPMENT

        The Lupus Program

        Systemic lupus erythematosus is a life-threatening, antibody-mediated disease in which disease-causing antibodies damage various tissues. According to recent statistics compiled by the Lupus Foundation of America, epidemiological studies and other sources, the number of lupus patients in the United States is between 250,000 and 1,000,000, and 16,000 new cases are diagnosed each year. Approximately nine out of 10 lupus patients are women, who usually develop the disease during their childbearing years. Lupus is characterized by a multitude of symptoms, including chronic kidney inflammation -- which can lead to kidney failure, serious episodes of cardiac and central-nervous-system inflammation, as well as extreme fatigue, arthritis and rashes. Approximately 80% of all lupus patients will progress to even more serious symptoms. Approximately 50% of lupus patients suffer renal involvement.

        Antibodies to dsDNA can be detected in approximately 90% of untreated lupus patients. These antibodies are widely believed to cause kidney disease (nephritis), often resulting in morbidity and mortality in lupus patients. These antibodies are also associated with episodes of potentially life-threatening inflammation -- called "flares" -- that may occur more than once per year and usually require intensive-care hospitalization. Significant kidney destruction occurs during a flare. Lupus nephritis can lead to deterioration of kidney function and to end-stage kidney disease, requiring long-term renal dialysis or kidney transplantation to sustain the patient's life.

        Current treatments for lupus patients with kidney disease and other serious symptoms usually include repeated administration of corticosteroids, often at high levels that can have toxic effects when used as a chronic treatment regimen. Many patients with advanced disease are also treated with immunosuppressive therapy, including anti-cancer drugs that have a general suppressive effect on the immune system and may be carcinogenic. This immunosuppressive treatment leaves the patient vulnerable to serious infection and is a significant cause of morbidity and mortality.

        The Company has designed LJP 394 to suppress the production of antibodies to dsDNA in lupus patients without suppressing the normal function of the immune system. The design of LJP 394 is based upon scientific evidence of the role of antibodies to dsDNA in lupus. Published studies of lupus patients indicate that a rise in the level of antibodies to dsDNA may be predictive of flares in lupus patients with renal involvement, and that suppressing antibodies to dsDNA by treating with corticosteroids that non-specifically lower antibody levels prevents relapses in a majority of patients. In a mouse model of lupus nephritis that generates elevated levels of antibodies to dsDNA, administration of LJP 394 reduced the production of antibodies to dsDNA; reduced the number of antibody-forming cells; reduced kidney disease; and extended the life of the animals. The Company believes that its own and other studies provide evidence that inhibiting antibodies to dsDNA may provide an effective therapy for lupus nephritis.

        Certain studies of lupus patients indicate that antibodies to dsDNA with the highest binding affinity are associated with the most damage to the kidneys. The Company believes that its Tolerance Technology drug candidate preferentially targets these antibodies.

        Results of Clinical Trials

        Based on its preclinical findings, the Company filed an Investigational New Drug ("IND") application for LJP 394 with the United States Food and Drug Administration ("FDA") in August 1994. In a double-blind, placebo-controlled Phase I clinical trial conducted in December 1994, healthy volunteers received LJP 394 and displayed no significant drug-related adverse effects and no immune reaction to the drug.

        The Company's Phase II clinical trials included a single-dose trial; a repeat escalating-dose trial; and a dose-ranging trial.

        The single-dose clinical trial evaluated the safety of a single, 100 mg intravenous dose of LJP 394 in four female lupus patients by monitoring antibody levels, blood chemistry, vital signs and complement (inflammation-promoting proteins) levels for 28 days after dosing. LJP 394 was well tolerated by all four patients, with no drug-related adverse clinical symptoms and no clinically significant complement level changes. In addition, no clinically significant immune complex formation (inflammation-promoting accumulation of antibodies and antigens) was observed, indicating the absence of an adverse immune response to LJP 394. A transient reduction in dsDNA antibody levels was also observed. These results were presented at the American College of Rheumatology's Annual International Conference in October 1996.

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

        Throughout the dose-ranging trial, the drug was well tolerated with no clinically significant dose-related adverse reactions observed. Three patients experienced lupus flares, and three other patients were hospitalized as a result of transient adverse events that the treating clinicians believed were unrelated to the underlying disease or to LJP 394. Two of the patients with flares withdrew from the study, as did four patients who experienced exacerbations of lupus, and one patient who experienced herpes rash. However, no relationship was observed between the development of an adverse event and the dose or frequency of administration of LJP 394.

        In December 1996, the Company initiated a multicenter Phase II/III clinical trial of LJP 394. The purpose of the trial is to evaluate the safety of the drug and its potential to prevent renal flares, reduce disease severity and the need for immunosuppressive steroids/chemotherapy drugs and improve patients' quality of life. The trial is being conducted in collaboration with Abbott in North America and Europe. Trial completion is currently estimated to be some time in 2000. This is a double-blind, placebo-controlled trial and the Company does not expect to announce interim efficacy results.

        The clinical trial, and the development of LJP 394 in general, involve many risks and uncertainties, and there can be no assurance that any previous clinical results can be replicated in further clinical testing or that LJP 394 will be effective in inducing and sustaining antibody suppression; will prove to be clinically safe or effective; or will receive required regulatory approvals. If the Phase II/III trial produces negative or inconclusive results, the Company's business and financial condition will be adversely affected and it may be difficult or impossible for the Company to survive.

        Antibody-Mediated Thrombosis, Including Stroke, Heart Attack, Deep Vein Thrombosis and Recurrent Fetal Loss

        Researchers believe that anticardiolipin antibodies promote arterial and venous blood clots, which can cause a variety of life-threatening medical problems. For example, blood clots that lodge in the brain may cause stroke and those that lodge in the legs may cause deep vein thrombosis. There are multiple conditions associated with these antibodies: antibody-mediated stroke, heart attack, deep vein thrombosis, recurrent fetal loss, and complications following cardiovascular surgery. The Company's program to develop a Toleragen to treat anticardiolipin antibodies targets stroke, myocardial infarction, deep vein thrombosis, recurrent fetal loss, and post-operative complications. These antibodies are associated with the formation of blood clots leading to multiple, recurring, and potentially life-threatening conditions. The Company estimates that there are more than 500,000 patients world wide with antibody-mediated thrombosis.

        Stroke is a leading cause of death in the United States. In 1996, there were approximately two million stroke patients in the United States, approximately 700,000 new episodes occurred, and in 1994, approximately 150,000 people died from stroke. This debilitating condition results from acute neurological injury caused by the blockage or rupture of blood vessels in the brain. Many of the blockages are caused by thromboses (blood clots), which clinicians believe may be caused by a number of factors including a class of antibodies called anticardiolipin antibodies, which can be identified and measured by a clinical laboratory assay. It is estimated that 5 to 10% of the strokes in the United States (affecting 100,000 to 200,000 patients) are caused by these antibodies. Antibody-mediated stroke is thought to occur in younger individuals and with greater frequency than non-antibody-mediated stroke. The cost of treatment for a survivor of a serious stroke is approximately $30,000 per year for life, to provide hospitalization and home nursing care.

        Anticardiolipin antibodies are also associated with recurrent fetal loss, a syndrome of repeated miscarriage. Published clinical reports estimate that many women with elevated anticardiolipin antibody levels experience multiple miscarriages, delayed fetal development or premature childbirth. Recent academic research suggests that elevated levels of anticardiolipin antibodies are also found in approximately 10 to 30% of patients with other clotting disorders, including myocardial infarction (heart attack), deep vein thrombosis and cardiac valve lesion, as well as in approximately 30% of lupus patients. In myocardial infarction, recent research suggests the relative risk of having a thrombotic event or death is twice as high in people with high anticardiolipin antibodies, and this risk is independent of other risk factors. In deep vein thrombosis, research indicates anticardiolipin antibody-positive patients have recurring deep vein thromboses twice as often as anticardiolipin antibody-negative patients.

        Current treatments for antibody-mediated thrombosis involve the use of corticosteroids and chronic, potentially life-long anticoagulant therapy with drugs such as heparin or warfarin to prevent the formation of blood clots. Patients must be carefully monitored to minimize serious bleeding episodes that can occur because of the therapy. If patients are removed from anticoagulant therapy, they are at an increased risk of stroke or another thrombotic episode. Warfarin is not recommended in the treatment of recurrent fetal loss because it is toxic to the developing fetus.

        The Company believes that a Toleragen that binds to B cells producing anticardiolipin antibodies may suppress antibody production and prevent or reduce antibody-associated blood clots. To develop such a Toleragen, the Company established a supply of blood samples taken from patients who had experienced stroke, deep vein thrombosis and recurrent fetal loss and purified antibodies from these samples. The Company has used these blood samples to identify several epitopes that react with a subset of patients. LJP scientists believe they have localized the epitope to one antibody-binding region of the antigen and will continue to optimize this and other cross-reactive epitopes prior to developing a potential Toleragen candidate.

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

        The Company believes that a Toleragen that binds to B cells producing antibodies to di-galactose may suppress antibody production and prevent or reduce antibody-mediated organ rejection in xenotransplantation. The Company also believes that such a Toleragen may provide benefit on a long-term basis by reducing the amount of immunosuppressive drugs needed to control the B cell production of antibodies to di-galactose.

        LJP has synthesized the di-galactose epitope and attached it to several proprietary platforms to create new Toleragen candidates. The Company has conducted in vitro studies indicating that an appropriate Toleragen candidate could have the potential to bind to the antibodies responsible for hyperacute rejection following xenotransplantation. The Company has initiated the testing of a series of Toleragen candidates in primates to assess their potential to arrest the production of antibodies responsible for hyperacute rejection in xenotransplantation. In 1998, LJP synthesized a new five-fold more potent Toleragen candidate. In a short-term placebo-controlled study in primates, this Toleragen reduced levels of antibodies associated with organ rejection and was well tolerated on a short-term basis. The Company plans to institute additional primate studies of these improved compounds in 1999.

        Other Antibody-Mediated Diseases

        The Company believes its Tolerance Technology may be applicable to additional diseases and conditions caused by the production of disease-causing antibodies, including myasthenia gravis and Rh hemolytic disease of the newborn.

        Myasthenia gravis is a form of muscular paralysis in which neuromuscular receptors are attacked by antibodies, which can lead to a wasting of muscles, progressive loss of strength and life-threatening respiratory arrest. This disease affected an estimated 20,000 people in the United States in 1994. The Company is engaged in the development of antibody libraries derived from myasthenia gravis patients. These libraries may provide antibodies that can be screened against the Company's epitope libraries in order to identify potential epitope mimics. These mimics may be useful as Toleragens to specifically suppress the disease-causing antibodies in myasthenia gravis.

        Rh hemolytic disease of the newborn is a life-threatening fetal condition characterized by the hemolysis (destruction) of fetal red blood cells. This condition occurs in Rh-incompatible pregnancies in which maternal antibodies to Rh cross the placenta, bind to fetal red blood cells and cause their destruction. Each year approximately 500,000 women in the United States have Rh-incompatible pregnancies. The Company believes that a Toleragen that binds to the appropriate maternal B cells will suppress Rh antibody production, and that once the level of antibodies to Rh(+) red blood cells is reduced, the risk of life-threatening hemolysis will be reduced. LJP has identified a potentially broadly cross-reactive peptide epitope candidate that binds to antibodies from patients with Rh hemolytic disease. These blood donors are specifically immunized to Rh and several known pathogenic monoclonal Rh antibodies. The Company is currently improving the potency of this epitope while continuing to evaluate other potentially cross-reactive candidate epitopes, with the expectation of using them to synthesize lead Toleragens.

COLLABORATIVE ARRANGEMENTS

        As part of its business strategy, the Company pursues collaborations with pharmaceutical companies in an effort to access their research, drug development, manufacturing, marketing and financial resources. In December 1996, the Company entered into a collaborative relationship with Abbott for worldwide development and commercialization of LJP 394. Under the terms of a license and supply agreement between Abbott and the Company, Abbott obtained the exclusive right to market and sell LJP 394 throughout the world, and the Company retained manufacturing rights and ownership of all of its patents relating to the drug. Abbott is obligated to pay escalating royalties to the Company on sales of LJP 394, with additional premiums payable if specified sales levels are achieved. Abbott is also contractually obligated to purchase the drug in bulk form from the Company at prices calculated as a percentage of Abbott's net sales.

        Abbott is responsible for funding future clinical development costs and for obtaining worldwide regulatory approvals for LJP 394. Pending regulatory approval, the collaborative contract requires Abbott and the Company to cooperate in the development of and clinical trials for the drug. Abbott also pays development costs incurred by the Company in accordance with a development plan and budgets that are mutually agreed upon. Abbott is responsible for marketing activities throughout the world, with cooperation and assistance from the Company. The Company is obligated to develop appropriate manufacturing capabilities and conduct patent prosecution in the major markets of the world. In 1998, the Company earned revenues of $8.6 million attributable to funding under the collaborative agreement with Abbott.

        Concurrently with the formation of the collaborative relationship, Abbott made an initial $4.0 million license payment to the Company and purchased 1,000,050 shares of LJP's common stock for gross proceeds of $4.0 million. In September 1997 and October 1998, Abbott also purchased 831,152 and 1,538,402 shares of LJP's common stock, respectively, for gross proceeds of $4.0 million on each purchase date. The Company incurred research and development costs for the development of LJP 394 of approximately $9.9 million in 1997 and $8.6 million in 1998 under the collaborative agreement with Abbott. Abbott is obligated to make milestone payments upon the attainment of various performance and regulatory objectives. Both Abbott and the Company have the right to terminate the agreement under certain circumstances.

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

        Failure to establish or maintain collaborative arrangements will require the Company to fund its own research and development activities, resulting in accelerated depletion of the Company's capital, and will require the Company to develop its own marketing capabilities for any drug candidate that may receive regulatory approval. The failure of any collaborative partner to continue funding any particular program of the Company, or to commercialize successfully any product, could delay or halt the development or commercialization of any products involved in such program. As a result, failure to establish or maintain collaborative arrangements could have a material adverse effect on the Company's business, financial condition and results of operations.

MANUFACTURING

        The Company has constructed and is currently operating a pilot production facility for the manufacture of LJP 394 that is large enough to exceed its anticipated research and clinical trial needs for LJP 394. Through internal development programs and external collaborations, the Company has made several improvements to the manufacturing process for LJP 394 that have reduced costs and increased capacity. The Company has developed proprietary synthesis and conjugation technologies that are being used in the development of its other Toleragen candidates. The Company intends to further develop these technologies in order to increase manufacturing efficiencies and apply its expertise to the development and manufacture of other potential products.

        However, the Company's current facilities are not yet adequate for commercial production. In order to meet its obligations to supply all LJP 394 in bulk form to Abbott for packaging and commercial resale, the Company will be required to invest substantial amounts of capital in the expansion of its facilities. The manufacture of the Company's potential products for clinical trials and the manufacture of any resulting products for commercial purposes is subject to current Good Manufacturing Practices ("cGMP"), as defined by the FDA. The Company has never operated an FDA-approved manufacturing facility, and there can be no assurance that it will obtain the necessary approvals. The Company has limited manufacturing experience, and no assurance can be given that it will be able to make the transition to commercial production successfully. The Company may enter into arrangements with contract manufacturers to expand its own production capacity in order to meet requirements for its products, or to attempt to improve manufacturing efficiency. If the Company chooses to contract for manufacturing services and encounters delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its finished products, clinical trials, market introduction and subsequent sales of such products would be adversely affected. Moreover, contract manufacturers must operate in compliance with the FDA's cGMP requirements. The Company's potential dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and deliver such products on a timely and competitive basis.

MARKETING AND SALES

        In order to commercialize any drug candidate approved by the FDA, the Company must either develop a marketing and sales force or enter into marketing arrangements with third parties. Such arrangements may be exclusive or nonexclusive and may provide for marketing rights worldwide or in a specific market. Abbott is responsible for worldwide marketing of LJP 394, but the Abbott agreement may terminate under certain circumstances and the Company has no arrangements with third parties for the marketing of any other drug candidates. There can be no assurance that the Company will be able to enter into any additional marketing agreements on terms favorable to the Company, if at all, or that any such agreements that the Company may enter into will result in payments to the Company. Under the Abbott agreement and any co-promotion or other marketing and sales arrangements that may be entered into with other companies, any revenues to be received by the Company will be dependent on the efforts of others and there can be no assurance that such efforts will be successful. To the extent that the Company chooses to attempt to develop its own marketing and sales capability, it will compete with other companies that currently have experienced and well-funded marketing and sales operations. Furthermore, there can be no assurance that the Company or any collaborative partner will be able to establish sales and distribution capabilities without undue delays or expenditures or gain market acceptance for any of the Company's drug candidates.

PATENTS AND PROPRIETARY TECHNOLOGIES

        The Company files patent applications in the United States and in foreign countries, as it deems appropriate, for protection of its proprietary technologies and drug candidates. The Company owns 60 issued patents and has 58 pending patent applications covering various technologies and drug candidates, including its Tolerance Technology, its lupus and antibody-mediated-stroke drug candidates, and its linkage technologies for its Toleragens. The Company's issued patents include (1) four issued United States patents, one issued Australian patent, one granted Portuguese patent, one granted Norwegian patent, and one granted European patent, which has been unbundled as thirteen European national patents concerning its lupus Toleragens (expiring in 2009, 2011, 2013, 2014, 2007, 2013, 2011 and 2011, respectively); (2) two issued United States patents, two issued Australian patents, one granted European patent, which has been unbundled as fifteen European national patents and one granted Japanese patent concerning its Tolerance Technology (expiring in 2010, 2014, 2008, 2014, 2012 and 2012, respectively); (3) four issued United States patents and two issued Australian patents concerning linkage technologies for its Toleragens (expiring in 2012, 2015, 2015, 2016, 2014 and 2012, respectively); and (4) one issued United States patent concerning its antibody-mediated-stroke drug candidates (expiring in 2016). The Company has received a Notice of Allowance from the United States Patent And Trademark Office ("USPTO") for a patent application for antibody-mediated-stroke drug candidates, and a Notice of Allowance from the Japanese Patent Office and the European Patent Office for patent applications for linkage technologies for its Toleragens.

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

        There is a substantial backlog of biotechnology patent applications at the USPTO that may delay the review and issuance of any patents. The patent position of biotechnology firms in general is highly uncertain and involves complex legal and factual questions, and no consistent policy has emerged regarding the breadth of claims covered in biotechnology patents or protection afforded by such patents. To date, the Company has rights to certain United States and foreign issued patents and has filed or participated as a licensee in the filing of a number of patent applications in the United States relating to the Company's technology, as well as foreign counterparts of certain of these applications in certain countries. The Company intends to continue to file applications as appropriate for patents covering both its products and processes. There can be no assurance that patents will issue from any of these applications, or that claims allowed under issued patents will be sufficient to protect the Company's technology. Patent applications in the United States are maintained in secrecy until a patent issues, and the Company cannot be certain that others have not filed patent applications for technology covered by the Company's pending applications or that the Company was the first to invent, or to file patent applications for, such technology. Competitors may have filed applications for, or may have received, patents and may obtain additional patents and proprietary rights relating to compounds or processes that block or compete with those of the Company.

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

COMPETITION

        The biotechnology and pharmaceutical industries are subject to rapid technological change. Competition from domestic and foreign biotechnology companies, large pharmaceutical companies and other institutions is intense and expected to increase. A number of companies are pursuing the development of pharmaceuticals in the Company's targeted areas. These include companies that are conducting clinical trials and preclinical studies for the treatment of lupus.

        In addition, there are many academic institutions, both public and private, engaged in activities relating to the research and development of therapeutics for autoimmune, inflammatory and other diseases. Most of these companies and institutions have substantially greater facilities, resources, research and development capabilities, regulatory compliance expertise, and manufacturing and marketing capabilities than the Company. In addition, other technologies may in the future be the basis of competitive products. There can be no assurance that the Company's competitors will not develop or obtain regulatory approval for products more rapidly than the Company, or develop and market technologies and products that are more effective than those being developed by the Company or that would render the Company's technology and proposed products obsolete or noncompetitive.

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

GOVERNMENT REGULATION

        The Company's research and development activities and the future manufacturing and marketing of any products developed by the Company are subject to significant regulation by numerous government authorities in the United States and other countries. In the United States, the Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of any products the Company may develop. In addition to FDA regulations, the Company is subject to other federal, state and local regulations, such as the Occupational Safety and Health Act and the Environmental Protection Act, as well as regulations governing the handling, use and disposal of radioactive and other hazardous materials used by the Company in its research activities. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. In addition, this regulatory framework is subject to changes that may affect approval, delay an application or require additional expenditures by the Company.

        The steps required before a pharmaceutical compound may be marketed in the United States include (1) preclinical laboratory and animal testing; (2) submission to the FDA of an IND application, which must become effective before clinical trials may commence; (3) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug; (4) submission to the FDA of a New Drug Application ("NDA"); and (5) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA. Drug product manufacturing establishments located in California also must be licensed by the State of California in compliance with separate regulatory requirements.

        Preclinical testing includes laboratory evaluation of product chemistry and animal studies to assess the safety and efficacy of the product and its formulation. The results of preclinical testing are submitted to the FDA as part of an IND and, unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA.

        Clinical trials involve administration of the drug to healthy volunteers or to patients diagnosed with the condition for which the drug is being tested under the supervision of a qualified clinical investigator. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. Each clinical trial is conducted under the auspices of an independent Institutional Review Board ("IRB"). The IRB will consider, among other matters, ethical factors, the safety of human subjects and the possible liability of the institution.

        Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves trials in a limited patient population to (1) characterize the actions of the drug in targeted indications, (2) determine drug tolerance and optimal dosage and (3) identify possible adverse side effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase II clinical trials, Phase III clinical trials are undertaken to further evaluate and confirm clinical efficacy and safety within an expanded patient population at multiple clinical trial sites. The FDA reviews both the clinical plans and the results of the trials and may discontinue the trials at any time if significant safety issues arise.

        The results of preclinical testing and clinical trials are submitted to the FDA in the form of an NDA or Product License Application for marketing approval. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. In addition, the Company will be required to obtain separate regulatory approval for each indicated use of a drug. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials.

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

EMPLOYEES

        The Company has 109 full-time employees (including 26 Ph.D.s or M.D.s), 89 of whom are involved full-time in research, development and manufacturing scale-up activities. All of the Company's management have had prior experience with pharmaceutical, biotechnology or medical product companies. The Company believes that it has been successful in attracting skilled and experienced scientific personnel, but competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain the individuals needed. None of the Company's employees are covered by collective bargaining agreements, and management considers relations with the Company's employees to be good.

LEGAL PROCEEDINGS

        The Company is not a party to any legal proceedings.


                              CERTAIN RISK FACTORS

        In this section, all references to "we," "our," and "us," refer to La Jolla Pharmaceutical Company, a Delaware corporation.

LJP 394, OR ANY OTHER DRUG CANDIDATE, MAY NOT BE SAFE OR EFFECTIVE

        We must demonstrate in clinical trials that LJP 394, our only drug candidate in the clinical trial stage, is safe and effective for use before we apply for any regulatory approvals. The completion of our clinical trials may be delayed by many factors including slower-than-anticipated patient enrollment, a slower timetable as determined by us or a collaborative partner or any other adverse event. It is possible that we may not successfully complete any clinical trials. Any delays in, or termination of, our clinical trial efforts would have a material adverse effect on our business, financial condition and results of operations. If LJP 394 is not found to be safe or effective, we would be unable to obtain regulatory approval for its commercialization. If that were to occur, there is no assurance that we would be able to develop an alternative drug candidate. Therefore, because LJP 394 is our only drug candidate in clinical trials, our inability to commercialize it would have a material adverse effect on our business, financial condition and results of operation.

OUR EARLY STAGE OF PRODUCT DEVELOPMENT MAKES SUCCESSFUL MARKETING OR COMMERCIAL ACCEPTANCE OF OUR PRODUCTS UNCERTAIN

        All of our product development efforts are based on unproven technologies and therapeutic approaches that have not been widely tested or used. LJP 394 has not been proven to be effective in humans and its tolerance technology has been used only in our preclinical tests and clinical trials. Application of LJP 394's tolerance technology to antibody-mediated diseases other than lupus is in even earlier research stages. Our therapeutic approaches may not be successful and may not result in any commercially successful products.

        LJP 394 and our other potential drug candidates require significant additional research and development and are subject to significant risks. For example, potential products that appear to be promising at early stages of development may be ineffective or cause harmful side effects during preclinical testing or clinical trials, not receive necessary regulatory approvals, be difficult to manufacture, be uneconomical to produce, not be accepted by consumers, or be precluded from commercialization by the proprietary rights of others. We may not successfully complete development of LJP 394 or any other drug candidate or may not obtain required regulatory approvals. If introduced, LJP 394 or any other drug candidate may not generate sales.

WE MUST ESTABLISH OR MAINTAIN COLLABORATIVE ARRANGEMENTS

        We seek to collaborate with pharmaceutical companies to access their research, drug development, manufacturing, marketing and financial resources. In December 1996, we entered into a collaborative agreement with Abbott. The agreement grants Abbott the exclusive right to market and sell LJP 394 throughout the world in exchange for royalties on sales, development financing, and milestone payments. Abbott's obligations to make payments to us and to conduct development activities are conditioned on the progress of clinical trials and the attainment of milestones related to regulatory approvals and sales levels. These conditions may not be met. In addition, Abbott has the right to terminate the relationship at any time based on documented safety or efficacy issues. Abbott may also terminate the relationship without cause within 90 days of receipt of the results of the pending Phase II/III clinical trial that was started in December 1996 and is expected to be completed in 2000. Furthermore, both Abbott and the Company may terminate the relationship under certain other circumstances.

        We also intend to pursue collaborative arrangements with other pharmaceutical companies to assist in our research programs and the clinical development and commercialization of our other drug candidates. However, we may not be able to negotiate arrangements with any other collaborative partners on acceptable terms, if at all. Any additional collaborative relationships that we enter into probably will include conditions comparable to those in the Abbott agreement. Once a collaborative arrangement is established, the collaborative partner may not continue funding any particular program or may pursue alternative technologies or develop alternative drug candidates, either alone or with others, to develop treatments for the diseases we are targeting. Competing products, developed by a collaborative partner or to which a collaborative partner has rights, may result in the collaborative partner withdrawing support as to all or a portion of our technology. Without collaborative arrangements, we would need to fund our own research and development activities. This would accelerate the depletion of our capital and require us to develop our own marketing capabilities. Therefore, if we fail to establish or maintain collaborative arrangements, we could experience a material adverse effect on our business, financial condition and results of operations.

ADDITIONAL FINANCING MAY NOT BE AVAILABLE OR MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS

        Our operations have used substantial capital resources and we will continue to require substantial and increasing amounts of capital to support research, product development, preclinical testing and clinical trials of our drug candidates; to establish commercial-scale manufacturing capabilities; and to market our potential products. Our future capital requirements will depend on many factors, including:

\
        o Continued scientific progress in our research and development programs;

        o       The size and complexity of these programs;

        o The scope and results of preclinical testing and clinical trials;

        o The time and costs involved in applying for regulatory approvals;

        o The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

        o       The competing technological and market developments;

        o Our ability to establish and maintain collaborative research and development arrangements; and

        o The cost of manufacturing scale-up and effective commercialization activities and arrangements.

        Additional drug development programs are expected to result in increased expenditures of our funds. Although we expect our capital resources will be sufficient to fund our currently planned activities into 2000, it is possible that we will need additional financing sooner than currently expected. If needed, additional financing may not be available or, if available, may not be available on acceptable terms. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or potential products. Any of these scenarios could have a material adverse effect on our business, financial condition and results of operations.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

        We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of approximately $62.6 million as of December 31, 1998. Our losses are likely to exceed those experienced in prior years if the scope of our programs reaches expected levels, if Abbott does not provide all the financing currently anticipated for the development of LJP 394, or if we are not successful in establishing additional collaborative relationships to help finance other drug discovery programs. To achieve profitability we must, among other things, complete the development of our products, obtain all necessary regulatory approvals and establish commercial manufacturing and marketing capabilities. We expect to incur significant losses each year for at least the next several years as our clinical trial, research, development and manufacturing scale-up activities increase. The amount of losses and the time required by us to reach sustained profitability are highly uncertain, and we do not expect to generate revenues from the sale of products, if any, for at least several years. We may never achieve product revenues or profitability.

GOVERNMENT REGULATIONS; WE MAY NOT OBTAIN REGULATORY APPROVAL

        We will need to obtain regulatory approval from the FDA and from health authorities in other countries prior to marketing any potential product that we develop. The regulatory approval process includes preclinical testing and clinical trials and may include post-marketing surveillance of each compound to establish its safety and efficacy. Regulatory approval for a drug may include limitations on its indicated uses. In addition, we will be required to obtain separate regulatory approval for each indicated use of a drug. This regulatory process can take many years and require the expenditure of substantial resources. Even if regulatory approval is obtained, a marketed drug and its manufacturer are subject to continuing review. The discovery of previously unknown problems with a product may have adverse effects on our business, financial condition and results of operations, including withdrawal of the product from the market. A violation of regulatory requirements at any stage will result in various adverse consequences, including the FDA's delay in approving or its refusal to approve a product; withdrawal of an approved product from the market; and the imposition of criminal penalties against the manufacturer and new-drug-application holder. We have not submitted a new drug application for any drug candidate other than LJP 394, and none of our drug candidates have been approved for commercialization in the United States or elsewhere. We may not obtain regulatory approval for our drug candidates. If we do not obtain the requisite government approvals or approvals of the scope requested, we and any of our licensees and marketing partners will be delayed or precluded from marketing our drug candidate. Any delay will have a material adverse effect on our business, financial condition and results of operations.

UNCERTAINTY OF PATENTS PENDING AND VULNERABILITY OF PROPRIETARY TECHNOLOGY

        We have rights to certain United States and foreign issued patents and have filed or participated as a licensee in the filing of a number of patent applications in the United States relating to our technology, as well as foreign counterparts of certain of these applications in certain countries. Patents may not issue from any of these applications, and claims allowed under issued patents may not be sufficient to protect our technology. In addition, the scope of any patent protection may not be sufficient, and current or future issued patents may not be held valid if subsequently challenged. Patent applications in the United States are maintained in secrecy until a patent issues, and we cannot be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent, or to file patent applications for, the technology.

        Certain applications or patents filed by pharmaceutical and biotechnology companies and research and academic institutions may be competitive with our applications or conflict in certain respects with claims made under our applications, which could result in a reduction of the coverage of our existing patents or any future patents that may be issued. In particular, we are aware of one currently pending United States patent application that, if allowed, may contain claims covering subject matter that may be competitive or conflicting with our patents and patent applications. In addition, we are aware of a United States patent that has been issued to a third party that contains claims that may adversely affect our ability to pursue one of our projects. If patents containing competitive or conflicting claims are issued to other parties and such claims are ultimately determined to be valid, we may not be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology.

        We also rely on unpatented trade secrets and improvements, know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect these trade secrets, in part, through confidentiality agreements with our commercial partners, collaborators, employees and consultants. We also have invention or patent assignment agreements with our employees and consultants. Relevant inventions, however, may be developed by a person not bound by an invention assignment agreement; or binding agreements may be breached for which we may not have adequate remedies; and our trade secrets may otherwise become known or be independently discovered by competitors. In addition, we could incur substantial costs in defending suits brought against us by others for infringement of intellectual property rights or in prosecuting suits which we might bring against other parties to protect our intellectual property rights.

INCREASED COMPETITION AND RAPID TECHNOLOGICAL CHANGE MAY ADVERSELY AFFECT THE MARKETABILITY OF OUR PRODUCTS

        The biotechnology and pharmaceutical industries are subject to rapid technological change. Competition from domestic and foreign biotechnology companies, large pharmaceutical companies and other institutions is intense and is expected to increase. A number of companies and institutions are pursuing the development of pharmaceuticals in our targeted areas. These include companies that are conducting clinical trials and preclinical studies for the treatment of lupus. Our competitors may develop or obtain regulatory approval for products more rapidly than we do, or develop and market technologies and products that are more effective than those being developed by us or that would render our technology and proposed products obsolete or noncompetitive.

EXPANSION OF MANUFACTURING CAPABILITIES REQUIRED FOR COMMERCIALIZATION

        The manufacture of our potential products for clinical trials and the manufacture of any resulting products for commercial purposes are subject to cGMP requirements as defined by the FDA. While we are producing limited quantities of LJP 394 for clinical trials, our current facilities are not adequate for commercial production of our potential products. Under our agreement with Abbott, we are responsible for manufacturing LJP 394 and selling it in bulk form to Abbott for packaging and commercial resale. Substantial capital investment in the expansion and build-out of our manufacturing facilities will be required to enable manufacture of any products in commercial quantities. We have never operated an FDA-approved manufacturing facility and may not obtain necessary approvals. We have limited manufacturing experience, and we may be unable to successfully transition to commercial production.

        We may enter into arrangements with contract manufacturing companies to expand our own production capacity in order to meet requirements for its products, or to attempt to improve manufacturing efficiency. If we choose to contract for manufacturing services and encounter delays or difficulties in establishing relationships with manufacturers to produce, package and distribute our finished products, the clinical trials, market introduction and subsequent sales of these products would be adversely affected. If we become dependent on third parties for the manufacture of our products, our profit margins and our ability to develop and deliver products on a timely and competitive basis may be adversely affected.

LACK OF MARKETING EXPERIENCE

        In order to commercialize any drug candidate approved by the FDA, we must either develop a marketing and sales force or enter into marketing arrangements with third parties. Abbott has agreed to be responsible for the worldwide marketing of LJP 394, but the Abbott agreement may terminate under certain circumstances. We currently have no arrangements with any other third party for marketing of any of our drug candidates and we may be unable to enter into any additional marketing agreements on terms favorable to us, if at all. To the extent that we choose to attempt to develop our own marketing and sales capabilities, we will compete with other companies that already have experienced and well-funded marketing and sales operations. We or any collaborative partner may be unable to establish sales and distribution capabilities without undue delays or expenditures. Furthermore, it is possible that we may never achieve commercial acceptance of any of our drug candidates. Our inability to successfully market our drug candidates would have a material adverse effect on our business, financial condition and results of operations.

UNCERTAINTIES RELATED TO PHARMACEUTICAL PRICING AND REIMBURSEMENT

        The emphasis on managed care in the United States will continue to put pressure on pharmaceutical pricing. Cost control initiatives could decrease the price that we receive for any products we may develop and sell in the future. Further, to the extent that cost control initiatives have a material adverse effect on our commercial partners, our ability to commercialize our products may be adversely affected.

        Our ability to commercialize pharmaceutical products may depend in part on the extent to which reimbursement for the products will be available from government health administration authorities, private health insurers and other third-party payers. Significant uncertainty exists as to the reimbursement status of newly approved health-care products. Third-party payers, including Medicare, are increasingly challenging the prices charged for medical products and services. Third-party insurance coverage may not be available to patients for any products developed by us. Government and other third-party payers are increasingly attempting to contain health-care costs by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing in some cases to provide coverage for users of approved products for disease indications for which the FDA has not granted labeling approval. If adequate coverage and reimbursement levels are not provided by government and other third-party payers for our products, the market acceptance of these products would be adversely affected.

        The continuing efforts of government and third-party payers to contain or reduce the costs of health care may have a material adverse effect on our business, financial condition and results of operations.

POTENTIAL PRODUCT LIABILITY; UNCERTAINTIES RELATED TO INSURANCE

        We have not received marketing approval from the FDA for any of our drug candidates. We currently use LJP 394 only in clinical trials. The use of LJP 394 or any of our other potential products in clinical trials and the ultimate sale of any approved products will expose us to potential product liability claims. If any product liability claims were to be made against us, we would also be subject to negative publicity. Although we maintain product liability insurance coverage for claims arising from the use of our products in clinical trials in the amount of $15.0 million, we may not be able to maintain product liability insurance at a reasonable cost or in sufficient amounts to protect us against product liability losses. Therefore, both the filing of a product liability claim against us and the resulting negative publicity could have a material adverse effect on our business, financial condition and results of operations.

DEPENDENCE ON KEY EMPLOYEES AND CONSULTANTS

        We believe that our ability to achieve our research and development objectives depends on the continued employment of the principal members of our scientific and management staff and the recruitment of additional qualified scientific personnel. We also rely on consultants and advisors to assist us in formulating our research and development, clinical, regulatory and manufacturing strategies. All of our consultants and advisors are independent contractors and may have commitments or consulting or advisory contracts with other entities that may affect their ability to contribute to our objectives.

ENVIRONMENTAL MATTERS AND HAZARDOUS MATERIALS

        Due to the nature of our manufacturing processes, we are subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. We may be required to incur significant costs to comply with environmental regulations as manufacturing is increased to commercial volumes. Our operations, business or assets may be materially and adversely affected by current or future environmental laws, rules, regulations and policies or by any releases or discharges of hazardous material.

        In our research activities, we utilize radioactive and other materials that could be hazardous to human health, safety or the environment. These materials and various wastes resulting from their use are stored at our facility pending ultimate use and disposal. The risk of accidental injury or contamination from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any resulting damages, and any such liability could exceed our resources.

ANTI-TAKEOVER DEVICES

        There are certain anti-takeover devices in place that may discourage or deter a potential acquirer from attempting to gain control of us. Certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or delaying or preventing changes in the control or management of us, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices. We may also issue shares of preferred stock without stockholder approval and upon such terms as our Board of Directors may determine. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding stock, and the holders of such preferred stock could have voting, dividend, liquidation and other rights superior to those of holders of the common stock. In 1998, we designated 75,000 shares of preferred stock as Series A Junior Participating Preferred Stock in connection with our Rights Plan. The Rights Plan could cause an unapproved takeover to be much more expensive to an acquirer, resulting in a strong incentive to negotiate with our Board of Directors. In addition, our bylaws do not allow stockholders to call a special meeting of stockholders, require stockholders to give written notice of any proposal or director nomination to us within a certain period of time prior to the stockholder annual meeting, and establish certain qualifications for a person to be elected or appointed to the Board of Directors during the pendency of certain business combination transactions.


ITEM 2. PROPERTIES.

        The Company leases two adjacent buildings in San Diego, California for a total of approximately 54,000 square feet. One building contains research and development labs and clinical manufacturing facilities, and the other contains general offices and the Company's warehouse. Each building is subject to a lease, one that expires in 2001 and one that expires in 2004. Each lease includes an option exercisable by the Company to extend the term of the agreement for an additional five years and is subject to escalation clauses that provide for annual rent increases based on the U.S. Consumer Price Index. The Company believes that these facilities will be adequate to meet its needs for the near term. Over the longer term, management believes additional space can be secured at commercially reasonable rates.

ITEM 3. LEGAL PROCEEDINGS.

        The Company is not a party to any legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of the Company's security holders during the three month period ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers and key employees of the Company and their ages are set forth below.

Steven B. Engle                44           Chairman of the Board, Chief Executive Officer, and
                                                    Assistant Secretary

Mark T. Edgar, Ph.D.           48           Senior Vice President of Product Development and
                                                    Operations

Bonnie Hepburn, M.D.           58           Vice President of Clinical Development

Richard Jack, Ph.D.            45           Vice President of Research

Matthew D. Linnik, Ph.D.       39           Vice President of Research

Wood C. Erwin, CPA             48           Vice President of Finance, Chief Financial Officer and
                                                    Secretary

William J. Welch               37           Vice President of Business Development

Richard W. Krawiec, Ph.D.      51           Vice President of Investor Relations

Andrew Wiseman, Ph.D.          50           Director of Business Development



        STEVEN B. ENGLE, Chairman of the Board and Chief Executive Officer, joined the Company in 1993 as Executive Vice President and Chief Operating Officer. He assumed the offices of President, Director and Secretary in 1994, and became Chief Executive Officer in 1995, and Chairman of the Board in 1997. From 1991 to 1993, Mr. Engle served as Vice President of Marketing and in other senior management positions while at Cygnus Inc., a publicly held company that develops drug-delivery systems for therapeutic drugs. From 1987 to 1991, he was Chief Executive Officer of Quantum Management Company, a privately held management consulting firm serving the pharmaceutical industry. From 1984 to 1987, he was Vice President of Marketing and Divisional General Manager for Micro Power Systems Inc., a privately held company that manufactures high technology products including medical devices. From 1979 to 1984, he was a management consultant at Strategic Decisions Group and SRI International, where he advised pharmaceutical, high technology and other companies. Since 1998, Mr. Engle has served as a Director of CareLinc Corporation, a privately held developer of clinical information management systems, and of BIOCOM, a regional trade association for the biotechnology and medical devices industries. Mr. Engle holds an M.S.E.E. and a B.S.E.E. with a focus in biomedical engineering from the University of Texas.

        MARK T. EDGAR, Ph.D., Senior Vice President of Product Development and Operations, joined the Company in May 1995 as Vice President of Manufacturing. Prior to joining the Company, Dr. Edgar was with Syntex Corp., a pharmaceutical company, for 15 years, during which time he served in a variety of capacities, including as Vice President and Director of the CNTF Program Management Team at Syntex Development Research from 1993 to 1995; Director of Operations at Syntex Bahamas Chemical from 1990 to 1993; and Director of Manufacturing Engineering and Materials at Syntex Laboratories, Inc. from 1987 to 1990. Dr. Edgar holds a Ph.D. in Organic Chemistry from Arizona State University and an M.B.A. from the University of Colorado.

        BONNIE HEPBURN, M.D., a practicing rheumatologist, joined the Company in April 1996 as Vice President of Clinical Development. Prior to joining the Company, from 1994 to 1995, Dr. Hepburn served as Director of Immunology Clinical Research for Centocor, a biopharmaceutical company. From 1987 to 1994, Dr. Hepburn held several positions with Ciba-Geigy Ltd., a pharmaceutical company, including Head of Inflammation, Bone and Allergy Clinical Research, Executive Director of Anti-Inflammatory and Pulmonary Clinical Research, and Director of Regulatory Affairs. She served as a member and chairman of the FDA Arthritis Advisory Committee from 1980 to 1983 and also on the Committee for Revision of FDA Antirheumatic Drug Guidelines. Since 1998, she has been Chief Medical Officer for Santarus, Inc., a pharmaceutical company. Dr. Hepburn is a Clinical Professor of Medicine at the University of California, San Diego. Dr. Hepburn received her B.A. from Wellesley College and her M.D. from the University of Pennsylvania School of Medicine, and completed her medical residency and fellowship in rheumatology at the Mayo Clinic.

        RICHARD JACK, Ph.D., Vice President of Research, joined the Company in 1996 as Associate Director of Research and Development, was promoted to Director of Research and Development in 1998 and became Vice President of Research in 1999. Prior to joining the Company, from 1993 to 1996, Dr. Jack was a consultant with Alkermes, a drug-delivery company. From 1987 to 1997, he served as a faculty member in the Department of Medicine at Harvard Medical School. From 1988 to 1997, he also served as a Member of the Graduate School Immunology Program at Harvard Medical School, and was an Associate Immunologist in the Department of Rheumatology and Immunology at Brigham and Women's Hospital. From 1984 to 1987, Dr. Jack served as Instructor in Medicine at Harvard Medical School and from 1982 to 1984, he served as Research Fellow in the Department of Rheumatology and Immunology at Brigham and Women's Hospital and Harvard Medical School. Dr. Jack holds a B.A. in Biology from Bates College and a Ph.D. in Immunology from the University of Connecticut Health Center.

        MATTHEW D. LINNIK, Ph.D., Vice President of Research, joined the Company in 1998 as Director of Research and Development and became Vice President of Research in 1999. Prior to joining the Company, from 1989 to 1998, Dr. Linnik served as Senior Pharmacologist, Scientist, Research Scientist and Project Leader for Hoechst Marion Roussel, formerly Marion Merrell Dow and Marion Laboratories, a pharmaceutical company. From 1996 to 1998, he also served as Adjunct Associate Professor of Neurosurgery at the University of Cincinnati School of Medicine. From 1986 to 1988, he served as Postdoctoral Fellow, then Instructor, in the Departments of Neurology and Neurosurgery at Massachusetts General Hospital and Harvard Medical School. Dr. Linnik holds a B.A. in Physiology from Southern Illinois University and a Ph.D. in Physiology and Pharmacology from Southern Illinois University School of Medicine.

        WOOD C. ERWIN, Vice President of Finance and Chief Financial Officer, joined the Company in 1996. Prior to joining the Company, Mr. Erwin served during 1995 as Vice President of Finance and Chief Financial Officer of Resource Optimization, Inc., a software company. From 1992 to 1995 he served as Chief Financial Officer of MedClone, Inc., a biotechnology company developing therapeutics for autoimmune diseases. From 1991 to 1992, Mr. Erwin served as Vice President of Finance and Chief Financial Officer of Med Images, Inc., a provider of computerized services to hospitals; and from 1986 to 1991 as Chief Financial Officer and Director of Operations of LipoGen, Inc., a biotechnology company. Mr. Erwin was also the Controller of Plasti-Line, Inc., a publicly traded manufacturer of illuminated signs; Vice President of Finance of Kusan, Inc., a subsidiary of Bethlehem Steel Corp.; and Cost Analyst for Oscar Mayer Company. Mr. Erwin holds B.S. and M.B.A. degrees from the University of Tennessee and is a Certified Public Accountant and Certified Management Accountant.

        WILLIAM J. WELCH joined the Company in 1998 as Vice President of Business Development. Prior to joining the Company, from 1993 to 1998, Mr. Welch worked for Abbott Laboratories, with positions advancing to General Manager of Abbott Ambulatory Infusion Systems. While at Abbott Laboratories, Mr. Welch was Senior Marketing Manager at Abbott Renal Care and Senior Manager of Corporate Planning, Development and Licensing. From 1991 to 1993, Mr. Welch was Director of Business Development for In-Process Technology, a privately held company that manufactured process equipment for the pharmaceutical industry. Mr. Welch holds an M.B.A. from Harvard University and a B.S. in Chemical Engineering from the University of California, Berkeley.

        RICHARD W. KRAWIEC, Ph.D., Vice President of Investor Relations, joined the Company in February 1999. Prior to joining the Company, from 1994 to 1998, Dr. Krawiec served as Director of Corporate Communications for Amylin Pharmaceuticals, Inc., a publicly held company that develops drugs. From 1992 to 1994, he was Director of Investor Relations and Corporate Communications at IDEC Pharmaceuticals Corp., a publicly traded company that develops drugs. From 1991 to 1992, he was Editor-In-Chief of Biotechnology Week magazine at Cahners Publishing Co. From 1981 to 1991, he held several positions at McGraw-Hill Publications Co. including Managing Editor of Biotechnology Newswatch. Dr. Krawiec holds a Ph.D. in Biological Sciences from the University of Rhode Island and a B.S. in Biology from Boston University.

        ANDREW WISEMAN, Ph.D., has served as Director of Business Development for the Company since its formation in May 1989 and also served as head of investor relations from 1994 until 1999. From 1983 to 1989, Dr. Wiseman held several positions with Quidel Corporation, including Senior Research Scientist, Project Manager in Diagnostic Research and Development, and Manager of Business Development. Dr. Wiseman was an Assistant Professor at the Medical Biology Institute and an Assistant Member at the Scripps Clinic and Research Foundation and holds a Ph.D. in Genetics from Duke University.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock trades on the Nasdaq National Market under the symbol "LJPC." Set forth below are the high and low sales prices for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.


                                                   Prices
Year Ended December 31, 1998                  High         Low
                                            -------      ------
               First Quarter                4-15/16      3-5/16
               Second Quarter               4-5/16       3-7/16
               Third Quarter                3-10/16      1-10/16
               Fourth Quarter               5            2-1/4

Year Ended December 31, 1997

               First Quarter                6            4-31/64
               Second Quarter               5-5/8        3-7/8
               Third Quarter                5-1/2        3-7/8
               Fourth Quarter               5-7/8        4-1/8

        The Company has not paid dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

        The approximate number of record holders of the Company's Common Stock as of March 17, 1999 was 307.

        In October 1998, the Company sold 1,538,402 shares of its Common Stock to Abbott for an aggregate price of $4.0 million. The sale was a privately negotiated sale to a single buyer and was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and there were no underwriters involved.


ITEM 6. SELECTED FINANCIAL DATA.

        The following Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below and the financial statements of the Company and related notes thereto beginning at page F-1 of this Report.

                                                                           Years Ended December 31,
                                                       ----------------------------------------------------------------
                                                         1994          1995          1996          1997          1998
                                                       --------      --------      --------      --------      --------
                                                                     (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:

Revenue from collaborative agreements                  $     --      $  3,000      $  4,000      $  9,860      $  8,600
Expenses:
   Research and development                               8,499         9,804        11,663        14,676        14,627
   General and administrative                             2,049         2,390         2,920         2,937         3,076
                                                       --------      --------      --------      --------      --------
Loss from operations                                    (10,548)       (9,194)      (10,583)       (7,753)       (9,103)

Interest expense                                           (364)         (301)         (183)          (56)           (6)
Interest income                                             599           941         1,170         1,441         1,232
                                                       --------      --------      --------      --------      --------
Net loss                                               $(10,313)     $ (8,554)     $ (9,596)     $ (6,368)     $ (7,877)
                                                       ========      ========      ========      ========      ========

Basic and diluted net loss per share                   $  (1.44)     $  (0.79)     $  (0.63)     $  (0.36)     $  (0.42)
                                                       ========      ========      ========      ========      ========
Shares used in computing basic and diluted
  net loss per share                                      7,137        10,883        15,150        17,547        18,649
                                                       ========      ========      ========      ========      ========

BALANCE SHEET DATA:

Working capital                                        $ 12,643      $ 21,949      $ 25,886      $ 23,705      $ 19,911
Total assets                                           $ 17,094      $ 26,375      $ 31,687      $ 29,646      $ 25,815
Noncurrent portion of obligations under
  capital leases                                       $  1,628      $    892      $    168      $     --      $     --
Stockholders' equity                                   $ 13,810      $ 23,568      $ 27,938      $ 25,715      $ 21,859

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

        The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and potential revenues from collaborative arrangements. Some of these fluctuations may be significant. As of December 31, 1998, the Company's accumulated deficit was approximately $62.6 million.

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

RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

        Revenue. The Company had revenue of $8.6 million, $9.9 million and $4.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. In December 1996, the Company entered into a collaborative agreement with Abbott for the worldwide development and commercialization of LJP 394, the Company's lupus drug candidate. Revenue in 1998 and 1997 was attributable to the funding from Abbott for the development of LJP 394. Revenue in 1996 was attributable solely to an up-front license fee upon the signing of the Company's collaborative agreement with Abbott. The collaborative agreement with Abbott obligates Abbott to make further development funding and milestone payments, however both Abbott and the Company have the right to terminate the agreement under certain circumstances. Accordingly, there is no assurance that the Company will realize any further revenue from this arrangement or any other collaborative arrangement.

        Research and Development Expenses. The Company's research and development expenses of $14.6 million for the year ended December 31, 1998 were comparable to the expenses in 1997 of $14.7 million, which increased from $11.7 million in 1996. Although the research and development expenses for 1998 increased due to the expansion of the Company's research and development programs, these increases were offset by the decrease in expenses related to clinical trials which were paid directly by Abbott and the timing of purchases for the production of LJP 394 for use in clinical trials. Several factors contributed to the increase in research and development expenses from 1996 to 1997, including manufacturing scale-up activities, expansion of the Company's research and development programs and increased facilities expenditures. The Company's research and development expenses are expected to increase significantly in the future as manufacturing scale-up activities including the production of LJP 394 for clinical trials are increased, efforts to develop additional drug candidates are intensified, and potential products progress into and through clinical trials.

        General and Administrative Expenses. The Company's general and administrative expenses of $3.1 million for the year ended December 31, 1998 increased slightly from expenses of $2.9 million in both 1997 and 1996. Several factors contributed to this increase from 1997, including expanded business development and investor relations activities. The Company expects general and administrative expenses to increase in the future to support increased manufacturing scale-up and research and development activities.

        Interest Income and Expense. The Company's interest income decreased to $1.2 million for the year ended December 31, 1998 from $1.4 million in 1997 and was comparable to $1.2 million in 1996. The decrease in interest income in 1998 as compared to 1997 was due to lower investment balances. The increase in interest income in 1997 as compared to 1996 was due to the investment of the proceeds from the Company's additional stock issuance to Abbott in September 1997 and from the development funding received from Abbott throughout 1997. Interest expense decreased to $6,000 for the year ended December 31, 1998 from $56,000 in 1997 and $183,000 in 1996. The decreases in interest expense were the result of decreases in the Company's capital lease obligations.

        Net Operating Loss Carryforwards. At December 31, 1998, the Company had available net operating loss carryforwards and research tax credit carryforwards of approximately $59.6 million and $2.6 million, respectively, for federal income tax purposes, which will begin to expire in 2004 unless previously utilized. Because of "change in ownership" provisions of the Tax Reform Act of 1986, the Company's net operating loss and tax credit carryforwards will be subject to an annual limitation regarding utilization against taxable income in future periods. The Company believes that such limitation will not have a material impact on the benefits that may arise out of its net operating loss and tax credit carryforwards. However, there can be no assurance that additional limitations arising from any future changes in ownership will not have a material impact on the Company. For more information concerning the provision for income taxes, see Note 7 of the Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through December 31, 1998, the Company had incurred a cumulative net loss of approximately $62.6 million and financed its operations through private and public offerings of its securities, revenues from collaborative agreements, capital and operating lease transactions, and interest income on its invested cash balances. As of December 31, 1998, the Company had raised $83.7 million in net proceeds since its inception from sales of equity securities.

        At December 31, 1998, the Company had $23.4 million in cash, cash equivalents and short-term investments, as compared to $27.0 million at December 31, 1997. The Company's working capital at December 31, 1998 was $19.9 million, as compared to $23.7 million at December 31, 1997. The decrease in cash, cash equivalents and short-term investments resulted from the decrease in funding received from Abbott for the development of LJP 394 and the increase in spending on non-lupus-related research and development programs. The Company received $11.1 million in funding and a $4.0 million up-front license fee, which was earned in 1996, from Abbott in 1997, as compared to $9.1 million in funding received in 1998. The decrease in payments received in 1998 was due to the direct payment of expenses related to clinical trials by Abbott beginning in the fourth quarter of 1997. The Company invests its cash in corporate and United States Government-backed debt instruments.

        As of December 31, 1998, the Company had acquired an aggregate of $4.1 million in property and equipment, of which approximately $196,000 of total equipment costs is financed under capital lease obligations. In addition, the Company leases its office and laboratory facilities and certain equipment under operating leases. The Company has no material commitments for the acquisition of property and equipment. However, the Company anticipates increasing its investment in property and equipment in connection with the enhancement of its research and development and manufacturing facilities and capabilities.

        The Company intends to use its financial resources to fund manufacturing scale-up activities including the production of LJP 394 for clinical trials, research and development efforts, and for working capital and other general corporate purposes. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the results of clinical trials, the timing of regulatory applications and approvals, and technological developments. Expenditures also will depend upon the establishment and progression of collaborative arrangements and contract research as well as the availability of other financings. There can be no assurance that these funds will be available on acceptable terms, if at all.

        The Company anticipates that its existing capital and interest earned thereon and anticipated funding from the Abbott collaboration will be sufficient to fund the Company's operations as currently planned into 2000. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the size and complexity of these programs, the scope and results of clinical trials, the time and costs involved in applying for regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the ability of the Company to maintain its collaborative arrangement with Abbott and to establish and maintain additional collaborative relationships, and the cost of manufacturing scale-up and effective commercialization activities and arrangements. The Company expects to incur significant net operating losses each year for at least the next several years as it expands its current research and development programs and increases its general and administrative expenses to support a larger, more complex organization. It is possible that the Company's cash requirements will exceed current projections and that the Company will therefore need additional financing sooner than currently expected.

        The Company has no current means of generating cash flow from operations. The Company's lead drug candidate, LJP 394, will not generate revenues, if at all, until it has been proven safe and effective, has received regulatory approval and has been successfully commercialized, a process that is expected to take at least the next several years. The Company's other drug candidates are much less developed than LJP 394. There can be no assurance that the

Company's product development efforts with respect to LJP 394 or any other drug candidate will be successfully completed, that required regulatory approvals will be obtained, or that any product, if introduced, will be successfully marketed or achieve commercial acceptance. Accordingly, the Company must continue to rely upon outside sources of financing to meet its capital needs for the foreseeable future.

        Abbott's funding of the development costs for LJP 394 and milestone payments are expected to continue to enhance the Company's short-term liquidity by minimizing the expenditure of the Company's own funds on further development of LJP 394. However, the Company anticipates increasing expenditures on the development of other drug candidates and, over time, the Company's consumption of cash will necessitate additional sources of financing. Furthermore, the Company has no internal sources of liquidity, and termination of the Abbott arrangement would have a serious adverse effect on the Company's ability to generate sufficient cash to meet its needs.

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

        Based on recent assessments, the Company believes that it has an effective program in place to resolve the Year 2000 Issue in a timely manner, that its total internal Year 2000 Issue costs for information technology and non-information technology systems will be less than $85,000 and will primarily be incurred in 1999. The Company's year 2000 conversion requirements are expected to be achieved through routine upgrades to its hardware and software programs and these upgrades are expected to be completed by the second quarter of 1999. These costs and the expected completion date are based on management's best estimates; therefore, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

        The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed the assessment phase for approximately 80% of the systems that could be significantly affected by the Year 2000 Issue and has determined that the majority of the systems assessed so far do not require remediation to be year 2000 compliant. In addition, the Company has initiated communications with most of its significant suppliers to determine the extent to which the Company's systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There can be no assurance that the systems of other companies on which the

Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems.

        The Company currently has no contingency plans in place in the event it does not complete all phases of the year 2000 program. The Company plans to evaluate the status of completion in the second quarter of 1999 and determine whether such a plan is necessary.


ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company invests its excess cash in interest-bearing investment-grade securities that it holds for the duration of the term of the respective instrument. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, the Company believes that, while the investment-grade securities it holds are subject to changes in the financial standing of the issuer of such securities, the Company is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information concerning the Company's executive officers is included under the caption "Executive Officers" following Part I, Item 4 of this Report. Other information for Item 10 is incorporated by reference from the portions of the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 13, 1999 entitled "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION.

        Information for Item 11 is incorporated by reference from the portions of the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 13, 1999 entitled "Executive Compensation and Other Information," "Report of the Compensation Committee on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Stock Performance Graph," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information for Item 12 is incorporated by reference from the portion of the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 13, 1999 entitled "Security Ownership of Certain Beneficial Owners and Management," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1998.


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


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a) Documents filed as part of this Report:

                1. Financial Statements.

                        The following financial statements of La Jolla
                        Pharmaceutical Company are included in Item 8:

                        Report of Ernst & Young LLP, Independent
                        Auditors..................................................................F-1

                        Balance Sheets at December 31, 1998 and 1997..............................F-2

                        Statements of Operations for each of the three years in
                        the periods ended December 31, 1998, 1997 and 1996........................F-3

                        Statements of Stockholders' Equity for each of the three
                        years in the periods ended December 31, 1998, 1997 and 1996...............F-4

                        Statements of Cash Flows for each of the three years in
                        the periods ended December 31, 1998, 1997 and 1996........................F-5

                        Notes to Financial Statements.............................................F-6

                2. Financial Statement Schedules.

                        No financial statement schedules are required.

                3. Exhibits.

Exhibit
Number                Description
-------               -----------
3.1     Intentionally omitted

3.2     Amended and Restated Bylaws of the Company

3.3     Restated Certificate of Incorporation of the Company(3)

4.0     Rights Agreement dated as of December 3, 1998 between the Company and
        American Stock Transfer & Trust Company(13)

10.1    Intentionally omitted

10.2 Stock Option Agreement dated February 4, 1993 entitling Joseph Stemler to purchase 35,000 shares of Common Stock(1)*

10.3    Letter regarding terms of employment and potential severance of Stephen
        M. Coutts (1) and the modification to this letter(10)*

10.4    Intentionally omitted

10.5    Intentionally omitted

10.6    Steven B. Engle Employment Agreement(1) and Amendment No. 1(10) *

10.7    Form of Directors and Officers Indemnification Agreement(1)

10.8    Intentionally omitted

10.9    Intentionally omitted

10.10 Option and Collaborative Research Agreement dated June 10, 1991 regarding certain compounds for potential treatment of muscular dystrophies or myasthenia gravis between the Company and CepTor
        Corporation(1)

10.11   Intentionally omitted

10.12   Intentionally omitted

10.13   Form of Employee Invention and Confidential Information Agreement(1)

10.14   Industrial Real Estate Lease(1)

10.15   Intentionally omitted

10.16   Master Lease Agreement dated June 22, 1993 with Aberlyn Capital
        Management Limited Partnership ("ACM") and related Agreements to Issue
        Warrant with Warrants issued to ACM and Aberlyn Holding Company, Inc.(1)

10.17   La Jolla Pharmaceutical Company 1989 Incentive Stock Option Plan and
        1989 Nonstatutory Stock Option Plan(1)*

10.18   Form of Stock Option Agreement under the 1989 Nonstatutory Stock Option
        Plan(1)

10.19   Amended La Jolla Pharmaceutical Company 1994 Incentive Stock Option
        Plan*

10.20   Intentionally omitted

10.21   Letter of Agreement dated June 7, 1993 between the Company and Vector
        Securities International regarding Vector's engagement as financial advisor to the Company with respect to potential corporate strategic alliances(1)

10.22   Intentionally omitted

10.23   Intentionally omitted

Exhibit
Number                Description
-------               -----------
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

10.26   Intentionally omitted

10.27   Third Amendment to Lease dated January 26, 1995 by and between the
        Company and BRE Properties, Inc.(4)

10.28   Intentionally omitted

10.29   Master Lease Agreement dated September 13, 1995 by and between the
        Company and Comdisco Electronics Group(5)

10.30   Intentionally omitted

10.31   Agreement dated September 22, 1995 between the Company and Joseph
        Stemler regarding option vesting(6)*

10.32   Consulting Agreement dated January 1, 1996 between the Company and
        Joseph Stemler(6)*

10.33   Building Lease Agreement effective November 1, 1996 by and between the
        Company and WCB II-S BRD Limited Partnership(7)

10.34   Master Lease Agreement dated December 20, 1996 by and between the
        Company and Transamerica Business Credit Corporation(9)

10.35   License and Supply Agreement dated December 23, 1996 by and between the
        Company and Abbott Laboratories(8), (9)

10.36   Stock Purchase Agreement dated December 23, 1996 by and between the
        Company and Abbott Laboratories(9)

10.37 Option Amendment Agreement dated November 3, 1997 between the Company and Peter G. Ulrich(11)*

10.38   Master Lease Agreement No. 2 dated June 23, 1998 by and between the
        Company and Transamerica Business Credit Corporation(12)

10.39   William J. Welch Employment Agreement and Attachment A*

23.1    Consent of Ernst & Young LLP, Independent Auditors

27      Financial Data Schedule

--------------

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

(12) Previously filed with the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998 and incorporated by reference herein.

(13) Previously filed with the Company's Registration Statement on Form 8-A (No. 000-24274) as filed with the Securities and Exchange Commission on December 4, 1998.


                (b) Reports on Form 8-K:

                    During the quarter ended December 31, 1998, the Company filed a Current Report on Form 8-K dated November 19, 1998 reporting that the Company adopted a stockholder rights plan.

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
La Jolla Pharmaceutical Company

We have audited the accompanying balance sheets of La Jolla Pharmaceutical Company as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of La Jolla Pharmaceutical Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                        ERNST & YOUNG LLP


San Diego, California
January 28, 1999

                         La Jolla Pharmaceutical Company

                                 Balance Sheets

                 (In thousands, except share and per share data)

                                                                                       DECEMBER 31,
                                                                                 -----------------------
                                                                                      1998          1997
                                                                                  --------      --------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $ 11,176      $ 11,999
   Short-term investments                                                           12,174        14,979
   Other current assets                                                                517           658
                                                                                  --------      --------
      Total current assets                                                          23,867        27,636

Property and equipment, net                                                            659           946

Patent costs and other assets, net                                                   1,289         1,064
                                                                                  --------      --------
                                                                                  $ 25,815      $ 29,646
                                                                                  ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $  1,254      $  1,256
   Accrued expenses                                                                    575           880
   Accrued payroll and related expenses                                                355           377
   Deferred revenue --related party                                                  1,769         1,277
   Current portion of obligations under capital leases                                   3           141
                                                                                  --------      --------
      Total current liabilities                                                      3,956         3,931

Commitments

Stockholders' equity:
Preferred stock, $.01 par value; 8,000,000 shares authorized, no
   shares issued or outstanding                                                         --            --
Common stock, $.01 par value; 32,000,000 shares authorized,
   20,106,303 and 18,159,807 shares issued and outstanding at December 31,
   1998 and 1997, respectively                                                         201           182
Additional paid-in capital                                                          84,276        80,304
Deferred compensation                                                                   --           (30)
Accumulated deficit                                                                (62,618)      (54,741)
                                                                                  --------      --------
      Total stockholders' equity                                                    21,859        25,715
                                                                                  --------      --------
                                                                                  $ 25,815      $ 29,646
                                                                                  ========      ========


See accompanying notes.

                         La Jolla Pharmaceutical Company

                            Statements of Operations

                      (In thousands, except per share data)



                                                                        YEARS ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    1998         1997          1996
                                                                  --------      --------      --------
Revenues:
   Revenue from collaborative agreement--related party            $  8,600      $  9,860      $  4,000


Expenses:
   Research and development                                         14,627        14,676        11,663
   General and administrative                                        3,076         2,937         2,920
                                                                  --------      --------      --------
      Total expenses                                                17,703        17,613        14,583
                                                                  --------      --------      --------
Loss from operations                                                (9,103)       (7,753)      (10,583)

Interest expense                                                        (6)          (56)         (183)
Interest income                                                      1,232         1,441         1,170
                                                                  --------      --------      --------
Net loss                                                          $ (7,877)     $ (6,368)     $ (9,596)
                                                                  ========      ========      ========
Basic and diluted net loss per share                              $  (0.42)     $  (0.36)     $  (0.63)
                                                                  ========      ========      ========
Shares used in computing basic and diluted net loss per share       18,649        17,547        15,150
                                                                  ========      ========      ========



See accompanying notes.

                         La Jolla Pharmaceutical Company


                       Statements of Stockholders' Equity

              For the Years Ended December 31, 1996, 1997 and 1998

                                                                                 NOTE
(In thousands)                                 COMMON STOCK       ADDITIONAL  RECEIVABLE                                  TOTAL
                                             -----------------     PAID-IN       FROM        DEFERRED    ACCUMULATED   STOCKHOLDERS'
                                             SHARES     AMOUNT     CAPITAL    STOCKHOLDER  COMPENSATION    DEFICIT        EQUITY
                                             ------     ------    ----------  -----------  ------------    --------    ------------
Balance at December 31, 1995                 14,047     $  140     $ 62,647      $(14)        $(428)       $(38,777)     $ 23,568

   Issuance of common stock upon
     additional public offering,
     net of  issuance costs                   2,140         21        9,753        --            --              --         9,774
   Issuance of common stock                   1,000         10        3,790        --            --              --         3,800
   Issuance of common stock under
      Employee Stock Purchase Plan               27          1           97        --            --              --            98
   Exercise of stock options and warrants        65          1           85        --            --              --            86
   Payment on note receivable                    --         --           --        14            --              --            14
   Amortization of deferred compensation         --         --           --        --           194              --           194
   Adjustment to deferred compensation
       for terminations                          --         --          (65)       --            65              --            --
   Net loss                                      --         --           --        --            --          (9,596)       (9,596)
                                             ------     ------     --------      ----         -----        --------      --------
Balance at December 31, 1996                 17,279        173       76,307        --          (169)        (48,373)       27,938
   Issuance of common stock                     831          8        3,852        --            --              --         3,860
   Issuance of common stock under Employee
      Stock Purchase Plan                        41          1          150        --            --              --           151
   Exercise of stock options                      9         --           11        --            --              --            11
   Amortization of deferred compensation         --         --           --        --           123              --           123
   Adjustment to deferred compensation
       for terminations                          --         --          (16)       --            16              --            --
   Net loss                                      --         --           --        --            --          (6,368)       (6,368)
                                             ------     ------     --------      ----         -----        --------      --------
Balance at December 31, 1997                 18,160        182       80,304        --           (30)        (54,741)       25,715
   Issuance of common stock                   1,538         15        3,767        --            --              --         3,782
   Issuance of common stock under Employee
      Stock Purchase Plan                        43         --          128        --            --              --           128
   Exercise of stock options                    365          4           85        --            --              --            89
   Amortization of deferred compensation         --         --           --        --            22              --            22
   Adjustment to deferred compensation
       for terminations                          --         --           (8)       --             8              --            --
   Net loss                                      --         --           --        --            --          (7,877)       (7,877)
                                             ------     ------     --------      ----         -----        --------      --------
Balance at December 31, 1998                 20,106     $  201     $ 84,276      $ --         $  --        $(62,618)     $ 21,859
                                             ======     ======     ========      ====         =====        ========      ========



See accompanying notes

                         La Jolla Pharmaceutical Company

                            Statements of Cash Flows

                                 (In thousands)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                 ------------------------------------
                                                                                   1998         1997           1996
                                                                                 --------      --------      --------
OPERATING ACTIVITIES
Net loss                                                                         $ (7,877)     $ (6,368)     $ (9,596)
Adjustments to reconcile net loss to net cash used for operating activities:
      Write-off of patent costs                                                        --             7            89
      Write-off of property and equipment                                               8            76            --
      Depreciation and amortization                                                   367           642           754
      Deferred compensation amortization                                               22           123           194
      Changes in operating assets and liabilities:
        Receivable -- related party                                                    --         4,000        (4,000)
        Other current assets                                                          141           434        (1,020)
        Accounts payable and accrued expenses                                        (307)         (509)        1,819
        Accrued payroll and related expenses                                          (22)           83           (16)
        Deferred revenue -- related party                                             492         1,277            --
                                                                                 --------      --------      --------
            Net cash used for operating activities                                 (7,176)         (235)      (11,776)

INVESTING ACTIVITIES
Purchases of short-term investments                                               (20,576)      (21,842)      (22,649)
Sales of short-term investments                                                     2,500         5,493         5,028
Maturities of short-term investments                                               20,881        18,991         3,847
Additions to property and equipment                                                   (55)         (124)         (161)
Increase in patent costs and other assets                                            (258)         (250)         (391)
                                                                                 --------      --------      --------
            Net cash provided by (used for) investing activities                    2,492         2,268       (14,326)

FINANCING ACTIVITIES
Payment on note receivable from stockholder                                            --            --            14
Net proceeds from issuance of common stock                                            217           162         9,958
Net proceeds from issuance of common stock to related party                         3,782         3,860         3,800
Payments on obligations under capital leases                                         (138)         (669)         (861)
                                                                                 --------      --------      --------
            Net cash provided by financing activities                               3,861         3,353        12,911
                                                                                 --------      --------      --------
(Decrease) increase in cash and cash equivalents                                     (823)        5,386       (13,191)
Cash and cash equivalents at beginning of period                                   11,999         6,613        19,804
                                                                                 --------      --------      --------
Cash and cash equivalents at end of period                                       $ 11,176      $ 11,999      $  6,613
                                                                                 ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                    $      6      $     56      $    183
                                                                                 ========      ========      ========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Adjustment to deferred compensation for terminations                             $      8      $     16      $     65
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

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATION

Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents consist of cash and highly liquid investments which include debt securities with remaining maturities when acquired of three months or less and are stated at market. Short-term investments mainly consist of debt securities with maturities greater than three months. Management has classified the Company's cash equivalents and short-term investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

CONCENTRATION OF RISK

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for years beginning after June 15, 1999. The adoption of this statement is not expected to have a significant effect on the Company's financial statements.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (primarily five years). Leasehold improvements and equipment under capital leases are stated at cost and amortized on a straignt-line basis over the shorter of the estimated useful life or the lease term.

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and equipment is comprised of the following (in thousands):

                                                         DECEMBER 31,
                                                      1998         1997
                                                     -------      -------
Laboratory equipment                                 $ 2,972      $ 2,943
Computer equipment                                       291          263
Furniture and fixtures                                   134          111
Leasehold improvements                                   718          751
                                                     -------      -------
                                                       4,115        4,068
Less:  Accumulated depreciation and amortization      (3,456)      (3,122)
                                                     -------      -------
                                                     $   659      $   946
                                                     =======      =======


IMPAIRMENT OF LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company also records the assets to be disposed of at the lower of their carrying amount or fair value less cost to sell. To date, the Company has not experienced any impairment losses on its long-lived assets used in operations.

PATENTS

The Company has filed several patent applications with the United States Patent and Trademark Office and in foreign countries. Legal costs and expenses incurred in connection with pending patent applications have been deferred. Costs related to successful patent applications are amortized using the straight-line method over the lesser of the remaining useful life of the related technology or the remaining patent life, commencing on the date the patent is issued. Accumulated amortization at December 31, 1998 and 1997 was $120,000 and $87,000, respectively. Deferred costs related to patent applications are charged to operations at the time a determination is made not to pursue such applications.

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

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenue from collaborative agreements typically consists of nonrefundable up-front fees, ongoing research and development funding and milestone, royalty and other payments. Revenue from non-refundable up-front fees is recognized upon signing of the agreement. Revenue from ongoing research and development funding is recorded as the expenses are incurred. Revenue from milestone, royalty and other payments will be recognized as earned. Payments received in advance under these agreements are recorded as deferred revenue until earned.

NET LOSS PER SHARE

Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the periods. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the previously calculated primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and warrants. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The adoption of this statement did not have a material impact as the Company has incurred a net loss for all three years presented and therefore stock options and warrants are not included in the computation of net loss per share since their effect is anti-dilutive.

COMPREHENSIVE LOSS

On January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income (Loss)" ("SFAS 130"). SFAS 130 requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during the period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss). The Company's comprehensive net loss and net loss are the same and therefore the adoption of SFAS 130 did not have an impact on the financial statements.

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

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements


2.  COLLABORATIVE AGREEMENTS

In December 1996, the Company entered into a collaborative agreement with Abbott, a diversified health-care company. Under this agreement, in exchange for an exclusive, worldwide license to market and sell LJP 394, Abbott agreed to pay an initial license fee of $4,000,000 upon signing, and agreed to fund the development of the Company's lupus drug candidate, LJP 394, in accordance with a mutually agreed upon budget, and to make certain payments to the Company upon the attainment of specific milestones. In addition, Abbott has agreed to make royalty and sales incentive payments to the Company on sales of LJP 394, while the Company retains worldwide manufacturing rights and ownership rights of all of its patents relating to the drug. Under a separate stock purchase agreement, Abbott also purchased common stock of the Company in December 1996, September 1997 and October 1998 for an aggregate purchase price of $4,000,000 on each date. Both Abbott and the Company have the right to terminate the collaborative agreement under certain circumstances.

Under the collaborative agreement with Abbott, the Company incurred research and development costs of approximately $8,600,000 and $9,860,000 during the years ended December 31, 1998 and 1997, respectively, for the development of LJP 394. In 1998, the Company received $9,077,000 from Abbott for the development of LJP 394, of which $8,600,000 was recorded as revenue. In 1997, the Company received $11,137,000 from Abbott for the development of LJP 394, of which $9,860,000 was recorded as revenue.

3.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following is a summary of the estimated fair value of available-for-sale securities (in thousands):

                                                                                 DECEMBER 31,
                                                                               1998        1997
                                                                              -------     -------
Money market accounts                                                         $ 1,117     $ 8,424
United States corporate debt securities                                        16,181       9,202
Government-asset-backed securities                                              5,000       7,611
United States  Treasury  securities and  obligations of the United States
      government agencies                                                          --         249
                                                                              -------     -------
                                                                              $22,298     $25,486
                                                                              =======     =======


As of December 31, 1998 and 1997, the difference between cost and estimated fair value of available-for-sale securities was not significant. Included in cash and cash equivalents at December 31, 1998 and 1997 were $10,124,000 and $10,507,000, respectively, of securities classified as available-for-sale. As of December 31, 1998, available-for-sale securities of $22,298,000 are due in one year or less.

4.  COMMITMENTS

LEASES

In July 1992, the Company entered into a non-cancellable operating lease for the rental of its office and research and development facilities, which expires in July 2004. The lease is subject to an escalation clause that provides for annual increases based on the Consumer Price Index. The lease also contains

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements


4.  COMMITMENTS (CONTINUED)

an option to extend the lease term for an additional five years and a one-time cancellation option effective any time after August 1, 1998 with the payment of certain penalties. The lease also contains a construction allowance in the amount of $1,434,000 for approved tenant improvements to the facility.

In October 1996, the Company entered into a non-cancellable operating lease for the rental of office and research and development facilities, which expires in October 2001. The lease contains a provision for scheduled annual rent increases and an option to extend the lease term for an additional five years. The lease also contains a construction allowance in the amount of $168,000 for approved tenant improvements to the facility.

The Company leases certain equipment under a capital lease. The total amount of equipment originally financed under this capital lease was $3,188,000, of which approximately $196,000 of equipment costs was remaining under this capital lease as of December 31, 1998.

The Company leases certain other equipment and leasehold improvements under operating leases. As of December 31, 1998, the total amount of equipment and leasehold improvements financed under these operating leases was $5,875,000.

Annual future minimum lease payments as of December 31, 1998, which include $1,030,000 for the effect of exercising the facility operating lease cancellation option, are as follows (in thousands):

                                                   OPERATING  CAPITAL
YEARS ENDED DECEMBER 31,                             LEASES   LEASES
------------------------                           ---------  ------
1999                                                $ 2,883   $    3
2000                                                  1,867       --
2001                                                  1,084       --
2002                                                     72       --
2003                                                     --       --
                                                    -------      ---
Total                                               $ 5,906        3
                                                    =======
Less amount representing interest                                 --
                                                              ------
Present value of net minimum lease payments                        3
Less current portion                                              (3)
                                                              ------
Noncurrent portion of capital lease obligations               $   --
                                                              ======

Rent expense under all operating leases totaled $2,179,000, $1,853,000, and $952,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Equipment acquired under capital leases included in property and equipment totaled $44,000 and $290,000 (net of accumulated amortization of $152,000 and $666,000) at December 31, 1998 and 1997, respectively.

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements


5.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

As of December 31, 1998, the Company is authorized to issue 8,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series.

The Board of Directors has designated 75,000 of preferred stock as nonredeemable Series A Junior Participating Preferred Stock ("Series A Preferred Stock"). In the event of liquidation, each share of Series A Preferred Stock is entitled to receive a preferential liquidation payment of $1,000 per share plus the amount of accrued unpaid dividends. The Series A Preferred Stock is subject to certain anti-dilution adjustments, and the holder of each share is entitled to 1,000 votes, subject to adjustments. Cumulative quarterly dividends of the greater of $0.25 or, subject to certain adjustments, 1,000 times any dividend declared on shares of common stock, are payable when, as and if declared by the Board of Directors, from funds legally available for this purpose.

COMMON STOCK

In October 1998, the Company issued an additional 1,538,402 shares of common stock to Abbott for net proceeds of $3,782,000. (See Note 2.)

WARRANTS

In connection with the Company's initial public offering ("IPO") in June 1994, including the conversion of the principal and accrued interest on stockholder bridge notes, the Company issued 3,823,517 redeemable warrants. The redeemable warrant holders are entitled to purchase one-half of one share of common stock for each warrant at an exercise price of $3.00 per one-half share. The warrants are exercisable at any time until June 3, 1999. The Company is entitled to redeem the warrants on not less than 30 days written notice at $0.05 per warrant if the average closing bid price of the common stock exceeds 150% of the then-effective warrant exercise price for one share of common stock, over a period of 20 consecutive trading days, ending within 15 days of the date of notice of redemption. At December 31, 1998, 3,822,617 redeemable warrants were outstanding.

The terms of the shareholder bridge notes also provided for the granting of additional warrants to the holders. Those additional warrants permit the holders to purchase 166,697 shares of common stock at $5.00 per share until June 3, 1999. At December 31, 1998, warrants to purchase 154,460 shares of common stock were outstanding.

Also in connection with the IPO, the Underwriter was granted the option to purchase up to 260,000 additional shares of common stock and 260,000 redeemable warrants to purchase one-half of one share of common stock at an exercise price of $3.60 per one-half share. The purchase option expires on June 3, 1999. At December 31, 1998, warrants to purchase 130,000 shares of common stock were outstanding.

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements


5. STOCKHOLDERS' EQUITY (CONTINUED)

As of December 31, 1998, 4,237,077 warrants were outstanding and 2,195,769 shares of common stock are reserved for issuance upon exercise of warrants.

STOCK OPTION PLANS

In May 1989, the Company adopted the 1989 Stock Option Plan and the 1989 Nonstatutory Stock Option Plan (the "1989 Plan"), under which 904,000 shares of common stock have been authorized for issuance upon exercise of options granted by the Company.

In June 1994, the Company adopted the 1994 Stock Incentive Plan (the "1994 Plan"), under which 1,750,000 shares of common stock have been authorized for issuance upon exercise of options granted by the Company. The 1994 Plan provides for the grant of incentive and non-qualified stock options, as well as other stock-based awards, to employees, consultants and advisors of the Company with various vesting periods as determined by the compensation committee, as well as automatic fixed grants to non-employee directors of the Company.

A summary of the Company's stock option activity, and related data follows:


                                                         OUTSTANDING OPTIONS
                                                      --------------------------
                                        OPTIONS
                                       AVAILABLE      NUMBER OF       PRICE PER
                                       FOR GRANT       SHARES           SHARE
                                       --------       ---------      -----------
Balance at December 31, 1995            133,310       1,462,038      $1.00-$5.25
      Additional shares authorized      500,000              --               --
      Granted                          (426,750)        426,750      $3.75-$8.31
      Exercised                              --         (52,722)     $1.00-$5.03
      Cancelled                         120,982        (120,982)     $1.00-$7.88
                                       --------       ---------
Balance at December 31, 1996            327,542       1,715,084      $1.00-$8.31
      Additional shares authorized      500,000              --               --
      Granted                          (312,700)        312,700      $4.00-$5.38
      Exercised                              --          (8,620)     $1.00-$4.31
      Cancelled                          56,101         (56,101)     $1.00-$7.88
                                       --------       ---------
Balance at December 31, 1997            570,943       1,963,063      $1.00-$8.31
      Granted                          (723,800)        723,800      $2.41-$4.38
      Exercised                              --        (364,903)     $1.00-$3.75
      Cancelled                         388,192        (388,192)     $1.00-$7.88
                                       -------        ---------
Balance at December 31, 1998            235,335       1,933,768      $1.00-$8.31
                                       =======        =========

Included in the table above are 100,000 options to purchase common stock at an exercise price of $3.63 per share that were granted in December 1998 and are subject to stockholder approval at the next annual stockholder meeting on May 13, 1999.

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements


5. STOCKHOLDERS' EQUITY (CONTINUED)

                                                                       YEARS ENDED DECEMBER 31,
                                                 1998                             1997                       1996
                                        -------------------------      ------------------------     ------------------------
                                                        WEIGHTED-                    WEIGHTED-                     WEIGHTED-
                                                        AVERAGE                      AVERAGE                       AVERAGE
                                                        EXERCISE                     EXERCISE                      EXERCISE
                                         OPTIONS          PRICE         OPTIONS        PRICE         OPTIONS         PRICE
                                        ---------      ----------      ---------    -----------     ---------      --------
Outstanding - beginning of year         1,963,063         $3.25        1,715,084       $3.00        1,462,038         $2.40
Granted                                   723,800         $3.54          312,700       $4.82          426,750         $4.91
Exercised                                (364,903)        $1.06           (8,620)      $1.38          (52,722)        $1.58
Forfeited                                (388,192)        $3.37          (56,101)      $4.55         (120,982)        $2.98
                                        ---------                      ---------                    ---------
Outstanding - end of year               1,933,768         $3.75        1,963,063       $3.25        1,715,084         $3.00
                                        =========                      =========                    =========

Exercisable at end of year                879,502         $3.55        1,171,376       $2.43          931,465         $2.07

Weighted-average fair value of
options granted during the year             $1.62                          $2.72                        $3.08


Exercise prices and weighted-average remaining contractual lives for the options outstanding as of December 31, 1998 follow:

                                   WEIGHTED-
                                    AVERAGE      WEIGHTED-                    WEIGHTED-
                                   REMAINING      AVERAGE                     AVERAGE
  OPTIONS           RANGE OF      CONTRACTUAL     EXERCISE     OPTIONS        EXERCISE
OUTSTANDING      EXERCISE PRICES     LIFE           PRICE     EXERCISABLE      PRICE
-----------      ---------------  -----------    ---------    -----------   ----------
  421,275         $1.00 - $3.50         6.03        $1.74        302,499       $1.36
  547,400             $3.63             9.92        $3.63         33,335       $3.63
  526,645         $3.75 - $4.69         7.59        $4.16        269,180       $4.14
  438,448         $4.75 - $8.31         6.97        $5.37        274,488       $5.39
---------                                                        -------
1,933,768         $1.00 - $8.31         7.77        $3.75        879,502       $3.55
=========                                                        =======

At December 31, 1998, the Company has reserved 2,162,297 shares of common stock for future issuance under the 1989 and 1994 Plans.

For certain options granted, the Company recognizes as compensation expense the excess of the deemed value for accounting purposes of the common stock issuable upon exercise over the aggregate exercise price of such options. Compensation expense is amortized ratably over the vesting period of each option.

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements


5. STOCKHOLDERS' EQUITY (CONTINUED)

EMPLOYEE STOCK PURCHASE PLAN

Effective August 1, 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan") which was amended in July 1996. Under the amended Purchase Plan, a total of 300,000 shares of common stock are reserved for sale to full-time employees with six months of service. Employees may purchase common stock under the Purchase Plan every six months (up to but not exceeding 10% of each employee's earnings) over the offering period at 85% of the fair market value of the common stock at certain specified dates. The offering period may not exceed 24 months. For the year ended December 31, 1998, 43,191 shares of common stock had been issued under the Purchase Plan (40,840 shares for the year ended December 31, 1997). To date, 111,689 shares of common stock have been issued under the Purchase Plan and 188,311 shares of common stock are available for issuance.


                                               YEARS ENDED DECEMBER 31,
                                            1998          1997          1996
                                            -----         -----         -----
Weighted-average fair value of employee
  stock purchase plan purchases             $1.54         $1.87         $1.83

STOCK-BASED COMPENSATION

Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock plans granted after December 31, 1994 under the fair value method of that statement. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rate of 4.8%, 5.5% and 6.0%; volatility factor of the expected market price of the Company's common stock of 0.60, 0.60 and 0.70; and a dividend yield of 0% and a weighted-average expected life of five years for all three years presented.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements


5. STOCKHOLDERS' EQUITY (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for net loss per share information):


                                                              YEARS ENDED DECEMBER 31,
                                                        1998           1997            1996
                                                      -------         -------         -------
Pro forma net loss                                    $(8,500)        $(6,873)        $(9,970)
                                                      =======         =======         =======

Pro forma basic and diluted net loss per share         $(0.46)         $(0.39)         $(0.66)
                                                      =======         =======         =======


The effects of applying SFAS 123 for either recognizing compensation expense or providing pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

STOCKHOLDER RIGHTS PLAN

The Company has adopted a Stockholder Rights Plan (the "Rights Plan"). The Rights Plan provides for a dividend of one right (a "Right") to purchase fractions of shares of the Company's Series A Preferred Stock for each share of the Company's common stock. Under certain conditions involving an acquisition by any person or group of 15% or more of the common stock, the Rights permit the holders (other than the 15% holder) to purchase the Company's common stock at a 50% discount upon payment of an exercise price of $30 per Right. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquirer at a 50% discount. Under certain conditions, the Rights may be redeemed by the Board of Directors in whole, but not in part, at a price of $.001 per Right. The Rights have no voting privileges and are attached to and automatically trade with the Company's common stock. The Rights expire on December 2, 2008.

6.  401(k) PLAN

The Company has established a 401(k) defined contribution retirement plan (the "401(k) Plan"), which was amended in July 1997, to cover all employees with six months of service. The 401(k) Plan provides for voluntary employee contributions up to 20% of annual compensation (as defined). The Company does not match employee contributions or otherwise contribute to the 401(k) Plan.

7.  INCOME TAXES

At December 31, 1998, the Company had federal and California income tax net operating loss carryforwards of approximately $59,600,000 and $4,400,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes and the 50% percent limitation on California loss carryforwards. The Company also had federal and California research tax credit carryforwards of $2,570,000 and $1,190,000, respectively. The federal net operating loss and tax credit carryforwards will

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements


7.  INCOME TAXES (CONTINUED)

begin to expire in 2004 unless previously utilized. A portion of the California net operating loss carryforwards totaling $520,000 expired in 1998, and will continue to expire in 1999.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

Significant components of the Company's deferred tax assets are shown below (in thousands):

                                                          DECEMBER 31,
                                                      1998             1997
                                                    -------          -------
Deferred tax assets:
   Net operating loss carryforwards                 $21,100          $18,000
   Research and development credits                   3,300            3,000
   Capitalized research and development               2,800            3,000
                                                    -------          -------
Total deferred tax assets                            27,200           24,000
Valuation allowance for deferred tax assets         (27,200)         (24,000)
                                                    -------          -------
Net deferred tax assets                             $    --          $    --
                                                    =======          =======

A valuation allowance of $27,200,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LA JOLLA PHARMACEUTICAL COMPANY


                                       By: /s/ Steven B. Engle
                                          --------------------------------------
March 29, 1999                         Name:   Steven B. Engle

                                       Title:  Chairman of the Board and
                                               Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           Signature                                         Title                                   Date
           ---------                                         -----                                   ----
/s/ Steven B. Engle                       Chairman of the Board and Chief                       March 29, 1999
-----------------------------------       Executive Officer
Steven B. Engle                           (PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR)


/s/ Wood C. Erwin                         Chief Financial Officer and                           March 29, 1999
----------------------------------        Secretary
Wood C. Erwin                             (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

/s/ Joseph Stemler                        Director                                              March 29, 1999
----------------------------------
Joseph Stemler

/s/ Thomas H. Adams                       Director                                              March 29, 1999
----------------------------------
Thomas H. Adams, Ph.D.

/s/ William E. Engbers                    Director                                              March 29, 1999
----------------------------------
William E. Engbers

/s/ Robert A. Fildes                      Director                                              March 29, 1999
----------------------------------
Robert A Fildes, Ph.D.

/s/ W. Leigh Thompson                     Director                                              March 29, 1999
----------------------------------
W. Leigh Thompson, M.D., Ph.D.

                         La Jolla Pharmaceutical Company

                                  Exhibit Index


       Exhibit
        Number                     Description
       -------                     -----------
        3.2     Amended and Restated Bylaws of the Company

        10.19   Amended La Jolla Pharmaceutical Company 1994 Incentive Stock
                Option Plan

        10.39   William J. Welch Employment Agreement and Attachment A

        23.1    Consent of Ernst & Young LLP, Independent Auditors

        27      Financial Data Schedule