Form 10-Q
period 1999-03-31
LA JOLLA PHARMACEUTICAL CO
filed 1999-05-17
CIK 920465

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of the Registrant's common stock, $.01 par value, outstanding at March 31, 1999 was 20,110,403.

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

      Balance Sheets as of March 31, 1999 and December 31, 1998............................3

      Statements of Operations for the three months ended March 31, 1999 and 1998..........4

      Statements of Cash Flows for the three months ended March 31, 1999 and 1998..........5

      Notes to Financial Statements........................................................6

      ITEM 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations.......................................................7

      ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..................*


PART II.  OTHER INFORMATION

      ITEM 1.  Legal Proceedings...........................................................*
*

      ITEM 2.  Changes in Securities.......................................................*
*

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LA JOLLA PHARMACEUTICAL COMPANY

                                 BALANCE SHEETS
                                 (in thousands)



                                                                March 31,       December 31,
                                                                  1999             1998
                                                               -----------      -----------
                                                               (Unaudited)        (Note)
ASSETS
Current assets:
      Cash and cash equivalents                                  $  8,565         $ 11,176
      Short-term investments                                       12,468           12,174
      Other current assets                                            442              517
                                                                 --------         --------
           Total current assets                                    21,475           23,867

Property and equipment, net                                           895              659
Patent costs and other assets, net                                  1,434            1,289
                                                                 --------         --------

           Total Assets                                          $ 23,804         $ 25,815
                                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                           $    334         $  1,254
      Accrued expenses                                                707              575
      Accrued payroll and related expenses                            474              355
      Deferred revenue - related party                              2,320            1,769
      Current portion of obligations under capital leases             103                3
                                                                 --------         --------
           Total current liabilities                                3,938            3,956

Noncurrent portion of obligations under capital leases                 91               --

Commitments

Stockholders' equity:
      Common stock                                                    201              201
      Additional paid-in capital                                   84,287           84,276
      Accumulated deficit                                         (64,713)         (62,618)
                                                                 --------         --------
           Total stockholders' equity                              19,775           21,859
                                                                 --------         --------

           Total Liabilities and Stockholders' Equity            $ 23,804         $ 25,815
                                                                 ========         ========


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete balance sheets.

See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                               Three Months Ended
                                                                    March 31,
                                                            -------------------------
                                                              1999             1998
                                                            --------         --------
Revenue from collaborative agreement - related party        $  1,659         $  1,903

Expenses:
  Research and development                                     3,175            3,525
  General and administrative                                     822              718
                                                            --------         --------
      Total expenses                                           3,997            4,243
                                                            --------         --------

Loss from operations                                          (2,338)          (2,340)

Interest expense                                                  (9)              (4)
Interest income                                                  252              353
                                                            --------         --------

Net loss and comprehensive net loss                         $ (2,095)        $ (1,991)
                                                            ========         ========

Basic and diluted net loss per share                        $   (.10)        $   (.11)
                                                            ========         ========

Shares used in computing basic and diluted net
loss per share                                                20,109           18,161
                                                            ========         ========




See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                              Three Months Ended
                                                                   March 31,
                                                           -----------------------
                                                              1999             1998
                                                            --------         --------
OPERATING ACTIVITIES
Net loss                                                    $ (2,095)        $ (1,991)
Adjustments to reconcile net loss to net cash (used
for) provided by operating activities:
    Depreciation and amortization                                 99              106
    Deferred compensation amortization                            --               12
    Change in operating assets and liabilities:
        Other current assets                                      75              218
        Accounts payable and accrued expenses                   (788)          (1,079)
        Accrued payroll and related expenses                     119               14
        Deferred revenue - related party                         551              827
                                                            --------         --------

Net cash used for operating activities                        (2,039)          (1,893)

INVESTING ACTIVITIES
(Decrease) increase in short-term investments                   (294)           6,382
Additions to property and equipment                              (95)            (347)
Increase in patent costs and other assets                       (157)             (96)
                                                            --------         --------

Net cash (used for) provided by investing activities            (546)           5,939

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                        11               11
Payments on obligations under capital leases                     (37)             (72)
                                                            --------         --------

Net cash used for financing activities                           (26)             (61)

Net (decrease) increase in cash and cash equivalents          (2,611)           3,985
Cash and cash equivalents at beginning of period              11,176           11,999
                                                            --------         --------
Cash and cash equivalents at end of period                  $  8,565         $ 15,984
                                                            ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                               $      9         $      4
                                                            ========         ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Adjustment to deferred compensation for terminations        $     --         $      1
                                                            ========         ========
Capital lease obligations incurred for property and
equipment                                                   $    228         $     --
                                                            ========         ========



See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 1999


1.      BASIS OF PRESENTATION

The accompanying unaudited financial statements of La Jolla Pharmaceutical Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 1999. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1998 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

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

                         LA JOLLA PHARMACEUTICAL COMPANY


PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     As announced on May 12, 1999, in a planned interim analysis of the Phase II/III clinical trial of LJP 394 in lupus patients being conducted by Abbott Laboratories ("Abbott") and the Company, the independent Data Monitoring Committee reported efficacy as defined by the primary chosen endpoint, time to renal flare, was less than expected. No major safety concerns were observed, and patients receiving the experimental drug seemed to have a reduction in circulating antibodies to double-stranded DNA that are associated with the lupus nephritis.

     Following discussion with the Food and Drug Administration, the two companies have elected to stop enrollment and to stop treatment of the more than 200 enrolled patients until the data can be validated and analyzed. This analysis is expected to take several months to complete. An ongoing Phase II dose-ranging study of LJP 394 involving 75 lupus patients is expected to be completed in the coming months.

     Abbott and the Company are committed to understanding the effects of LJP 394 on endpoints from this study before deciding on how to proceed with any further development.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements, including without limitation, those dealing with the Company's relationship with Abbott, Abbott's financing of development expenses, the analysis of results from the ongoing trials, as well as the Company's drug candidates and drug development plans and other matters described in terms of the Company's plans and expectations. The forward-looking statements involve risks and uncertainties and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from those anticipated. Abbott's continuing support obligations are subject to certain conditions. The Company's relationship with Abbott could be terminated by either party for various reasons. If clinical trials of LJP 394 continue, they may continue to have negative or inconclusive results. Further, delays in continued testing of LJP 394, the Company's lead product candidate, and/or termination of development would result in delays or an inability to market the compound. Tolerance, or the specific inactivation of pathogenic B cells, is a new technology that has not been proven, and the development of LJP 394 involves many risks and uncertainties, including, without limitation, whether LJP 394 can provide a meaningful clinical benefit. Any positive results observed to date may not be indicative of future results. The Company's other potential drug candidates are at earlier stages of development and involve comparable risks.

     Additional risk factors include the uncertainty of obtaining required regulatory approvals, successfully marketing products, receiving future revenue from product sales or other sources such as collaborative relationships, future profitability, the need for additional financing, the Company's dependence on patents and other proprietary rights, the Company's limited manufacturing capabilities and the Company's lack of marketing experience. Readers are cautioned not to place undue reliance upon forward-looking statements, which speak only as of the date hereof, and the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described below and in other reports and registration statements of the Company filed with the Securities and Exchange Commission from time to time.

OVERVIEW

     Since its inception in May 1989, the Company has devoted substantially all of its resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. The Company has never generated any revenue from product sales and has relied upon private and public investors, revenue from collaborative agreements, equipment lease financings and interest income on invested cash balances for its working capital. The Company has been unprofitable since inception and expects to incur substantial additional expenses and operating losses for at least the next several years as it increases its research and development expenditures on additional drug candidates, possibly increases its manufacturing scale-up activities including the possible production of LJP 394 for any clinical trials after its review of the analysis of the Phase II/III clinical trial data, and increases general and administrative expenditures to support increased research and development and possible manufacturing scale-up activities. The Company's activities to date are not as broad in depth or scope as the activities it must undertake in the future and the Company's historical operations and the financial information reported below are not indicative of its future operating results or financial condition.

     The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and potential revenues from collaborative arrangements. Some of these fluctuations may be significant. As of March 31, 1999, the Company's accumulated deficit was approximately $64.7 million.

     The Company's business is subject to significant risks including, but not limited to, the risks inherent in its research and development efforts, including clinical trials, uncertainties associated with both obtaining and enforcing its patents and with the patent rights of others, the lengthy, expensive and

                         LA JOLLA PHARMACEUTICAL COMPANY

and uncertain process of seeking regulatory approvals, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition, manufacturing uncertainties and dependence on its collaborative relationship with Abbott, a related party (as a 16.8% stockholder of the Company). Even if the Company's product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the products will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. All of the Company's product development efforts are based upon technologies and therapeutic approaches that are unproven. There can be no assurance that further development of LJP 394 will occur or that LJP 394 will prove to be safe or effective. Furthermore, the clinical trials of LJP 394 may be viewed as a test of the Company's entire Tolerance Technology approach. If these clinical trials are determined to have been unsuccessful, depending on the reason for the lack of success, the applicability of the Company's Tolerance Technology to other antibody-mediated diseases will be highly uncertain.

RESULTS OF OPERATIONS

     The Company earned $1.7 million in revenue from its collaborative agreement with Abbott in the first quarter of 1999 compared to $1.9 million for the same period in 1998. The decrease in revenue is due to the timing of expenditures for manufacturing scale-up have been funded by Abbott. Payments received in advance under the collaborative agreement with Abbott are recorded as deferred revenue until earned. Total payments of approximately $2.1 million were received under the collaborative agreement with Abbott in the first three months of 1999. As of March 31, 1999, deferred revenue was approximately $2.3 million. The receipt of payments and the recognition of revenue from the collaborative agreement with Abbott have historically varied significantly from quarter to quarter and from year to year depending on the level of research effort expended. There can be no assurance that the Company will realize any further revenue from the Abbott arrangement or any other collaborative arrangement.

     For the three months ended March 31, 1999, research and development expenses decreased to $3.2 million from $3.5 million for the same period in 1998. The decrease was primarily due to the timing of manufacturing scale-up activities. The Company's research and development expenses are expected to increase significantly in the future as efforts to develop additional drug candidates are intensified, products potentially progress into and through clinical trials, and manufacturing scale-up activities are possibly increased.

     General and administrative expenses increased to $822,000 for the three months ended March 31, 1999, from $718,000 for the same period in 1998. The increase was due to expanded business development activities. The Company expects general and administrative expenses to increase in the future in order to support increased research and development and, possibly, manufacturing scale-up activities.

     Interest income of $252,000 for the three months ended March 31, 1999 decreased from interest income of $353,000 for the same period in 1998. The decrease in interest income was due to lower investment balances. For the three months ended March 31, 1999, interest expense increased to $9,000 from $1,000 for the same period in 1998. The increase in interest expense was the result of increases in the Company's capital lease obligations.

                         LA JOLLA PHARMACEUTICAL COMPANY


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had incurred a cumulative net loss since inception of approximately $64.7 million, and had financed its operations through private and public offerings of its securities, payments from collaborative agreements, capital and operating lease transactions, and interest income on its invested cash balances. As of March 31, 1999, the Company had raised $83.7 million in net proceeds since inception from sales of equity securities.

     At March 31, 1999, the Company had $21.0 million in cash, cash equivalents and short-term investments, as compared to $23.4 million at December 31, 1998. The Company's working capital at March 31, 1999 was $17.5 million, as compared to $19.9 million at December 31, 1998. The decrease in cash, cash equivalents and short-term investments resulted from the continued use of the Company's cash towards operating activities, patent expenditures and the purchase of property and equipment. The decrease in working capital is primarily due to the use of cash for net operating expenses and the addition of property and equipment under capital leases in the first quarter of 1999. The Company invests its cash in corporate and United States Government-backed debt instruments.

     As of March 31, 1999, the Company had acquired an aggregate of $4.4 million in property and equipment, of which approximately $228,000 of total property and equipment costs are financed under capital lease obligations. In addition, the Company leases its office and laboratory facilities and certain property and equipment under operating leases. The Company has no material commitments for the acquisition of property and equipment. However, the Company anticipates increasing its investment in property and equipment in connection with the enhancement of its research and development and, possibly, its manufacturing facilities and capabilities.

     The Company intends to use its financial resources to fund its research and development efforts, to fund its possible manufacturing scale-up activities and for working capital and other general corporate purposes. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the results of clinical trials, the analysis of the Phase II/III clinical trial data, the timing of regulatory applications and approvals, and technological developments. Expenditures will also depend upon the establishment and progression of collaborative arrangements and contract research as well as the availability of other financings. There can be no assurance that these funds will be available on acceptable terms, if at all.

     The Company anticipates that its existing capital and interest earned thereon will be sufficient to fund the Company's operations as currently planned into 2000. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the size and complexity of these programs, the scope and results of clinical trials, the analysis of data from the Phase II/III clinical trial, the time and costs involved in applying for any regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the ability of the Company to maintain its collaborative arrangement with Abbott and to establish and maintain additional collaborative relationships, and the cost of possible manufacturing scale-up and effective commercialization activities and arrangements. The Company expects to incur significant net operating losses each year for at least the next several years as it expands its current research and development programs and increases its general and administrative expenses to support a larger, more complex organization. It is possible that the Company's cash requirements will exceed current projections and that the Company will therefore need additional financing sooner than currently expected.

                         LA JOLLA PHARMACEUTICAL COMPANY

     The Company has no current means of generating cash flow from operations. Unless the Company's lead drug candidate, LJP 394, is proven safe and effective, receives regulatory approval and is successfully commercialized, it will not generate revenues, if at all. This process, if completed, could likely take several years. The Company's other drug candidates are much less developed than LJP 394. There can be no assurance that the Company's product development efforts with respect to any drug candidate will be successfully completed, that required regulatory approvals will be obtained, or that any product, if introduced, will be successfully marketed or achieve commercial acceptance. Accordingly, the Company must continue to rely upon outside sources of financing to meet its capital needs for the foreseeable future.

     There can be no assurance that the Company will receive any further funding from Abbott. The Company anticipates increasing expenditures on the development of other drug candidates and, over time, the Company's consumption of cash will necessitate additional sources of financing. Furthermore, the Company has no internal sources of liquidity, and termination of the Abbott arrangement would have a serious adverse effect on the Company's ability to generate sufficient cash to meet its needs.

     The Company will continue to seek capital through any appropriate means, including issuance of its securities and establishment of additional collaborative arrangements. However, there can be no assurance that additional financing will be available on acceptable terms and the Company's negotiating position in its capital-raising efforts may worsen as it continues to use its existing resources. Payments under the Company's collaborative agreement with Abbott are uncertain and there is no assurance that the Company will be able to enter into further collaborative relationships.

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

     The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed the assessment phase for almost 100% of the systems that could be significantly affected by the Year 2000 Issue and has determined that the majority of the systems assessed do not require remediation to be year 2000 compliant. Approximately 50% of the systems requiring remediation are now year 2000 compliant. In addition, the Company has initiated communications with most of its significant suppliers to determine the extent to which the Company's systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There can be no assurance that the systems of other companies

                         LA JOLLA PHARMACEUTICAL COMPANY

on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems.

     The Company currently has no contingency plans in place in the event it does not complete all phases of the year 2000 program. The Company plans to evaluate the status of completion in the second quarter of 1999 and determine whether such a plan is necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invests its excess cash in interest-bearing investment-grade securities that it holds for the duration of the term of the respective instrument. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market-risk-sensitive instruments, positions or transactions in any material fashion. Accordingly, the Company believes that, while the investment-grade securities it holds are subject to changes in the financial standing of the issuer of such securities, the Company is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices or other market changes that affect market-risk-sensitive instruments.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

Exhibit
Number          Description
------          -----------
3.1     Intentionally omitted

3.2     Amended and Restated Bylaws of the Company(1)

3.3     Restated Certificate of Incorporation of the Company(2)

4.0     Rights Agreement dated as of December 3, 1998 between the Company and
        American Stock Transfer & Trust Company(3)

27      Financial Data Schedule(4)

----------

(1) Previously filed with the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference herein.

(2) Previously filed with the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated by reference herein.

(3) Previously filed with the Company's Registration Statement on Form 8-A (No. 000-24274) as filed with the Securities and Exchange Commission on December 4, 1998.

(4)     Filed herein.

        (b)     REPORTS ON FORM 8-K

        None

                         LA JOLLA PHARMACEUTICAL COMPANY

                                    SIGNATURE

                                 MARCH 31, 1999


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        La Jolla Pharmaceutical Company



Date:  May 14, 1999                     By: /s/ Wood C. Erwin
                                           -------------------------------------
                                           Wood C. Erwin
                                           Vice President Finance
                                           Chief Financial Officer
                                           Signed both on behalf of the
                                           Registrant and as Principal
                                           Accounting Officer.

                         LA JOLLA PHARMACEUTICAL COMPANY


                                INDEX TO EXHIBITS



                                                                    Sequentially
Exhibit                                                                Numbered
Number                               Exhibit                             Page
-------                              -------                         -----------
27             Financial Data Schedule                                   14