Form 10-Q
period 1999-06-30
LA JOLLA PHARMACEUTICAL CO
filed 1999-08-13
CIK 920465

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

   MARK ONE
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

       Registrant's Telephone Number, Including Area Code: (858) 452-6600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

The number of shares of the Registrant's common stock, $.01 par value, outstanding at June 30, 1999 was 20,159,559.

                         LA JOLLA PHARMACEUTICAL COMPANY
                                    FORM 10-Q
                                QUARTERLY REPORT

                                      INDEX

COVER PAGE ......................................................................................     1

INDEX ...........................................................................................     2

PART I. FINANCIAL INFORMATION

       ITEM 1. Financial Statements

       Balance Sheets as of June 30, 1999 (Unaudited) and December 31, 1998  ....................     3

       Statements of Operations (Unaudited) for the three months and six months ended
       June 30, 1999 and 1998 ...................................................................     4

       Statements of Cash Flows (Unaudited) for the six months ended June 30, 1999 and 1998 .....     5

       Notes to Financial Statements (Unaudited) ................................................     6

       ITEM 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations ...........................................................     7

       ITEM 3. Quantitative and Qualitative Disclosures About Market Risk .......................    12

PART II. OTHER INFORMATION

       ITEM 1. Legal Proceedings ................................................................     *

       ITEM 2. Changes in Securities ............................................................     *

       ITEM 3. Defaults upon Senior Securities ..................................................     *

       ITEM 4. Submission of Matters to a Vote of Security Holders ..............................    12

       ITEM 5. Other information ................................................................     *

       ITEM 6. Exhibits and Reports on Form 8-K .................................................    13

SIGNATURE .......................................................................................    14

* No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        LA JOLLA PHARMACEUTICAL COMPANY

                                 BALANCE SHEETS
                                 (in thousands)

                                                               June 30,       December 31,
                                                                 1999            1998
                                                              -----------     ------------
                                                              (Unaudited)        (Note)
ASSETS
Current assets:
       Cash and cash equivalents                                $  6,486       $ 11,176
       Short-term investments                                     11,355         12,174
       Other current assets                                          625            517
                                                                --------       --------
              Total current assets                                18,466         23,867

Property and equipment, net                                          556            659
Patent costs and other assets, net                                 1,448          1,289
                                                                --------       --------
              Total assets                                      $ 20,470       $ 25,815
                                                                ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                         $    228       $  1,254
       Accrued expenses                                              451            575
       Accrued payroll and related expenses                          642            355
       Deferred revenue - related party                            1,640          1,769
       Current portion of obligations under capital leases           105              3
                                                                --------       --------
              Total current liabilities                            3,066          3,956

Noncurrent portion of obligations under capital leases                62             --

Commitments

Stockholders' equity:
       Common stock                                                  201            201
       Additional paid-in capital                                 84,320         84,276
       Accumulated deficit                                       (67,179)       (62,618)
                                                                --------       --------
              Total stockholders' equity                          17,342         21,859
                                                                --------       --------
              Total liabilities and stockholders' equity        $ 20,470       $ 25,815
                                                                ========       ========

Note: The balance sheet at December 31, 1998 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                    -----------------------       -----------------------
                                                      1999           1998           1999           1998
                                                    --------       --------       --------       --------
Revenue from collaborative agreement -
related party                                       $  1,455       $  2,263       $  3,114       $  4,166

Expenses:
   Research and development                            3,232          3,721          6,407          7,245
   General and administrative                            881            933          1,703          1,651
                                                    --------       --------       --------       --------
       Total expenses                                  4,113          4,654          8,110          8,896
                                                    --------       --------       --------       --------
Loss from operations                                  (2,658)        (2,391)        (4,996)        (4,730)

Interest expense                                          (4)            (2)           (13)            (5)
Interest income                                          196            299            448            650
                                                    --------       --------       --------       --------
Net loss and comprehensive net loss                 $ (2,466)      $ (2,094)      $ (4,561)      $ (4,085)
                                                    ========       ========       ========       ========
Basic and diluted net loss per share                $   (.12)      $   (.12)      $   (.23)      $   (.22)
                                                    ========       ========       ========       ========
Shares used in computing basic and diluted net
loss per share                                        20,111         18,169         20,110         18,165
                                                    ========       ========       ========       ========

See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                          -----------------------
                                                            1999           1998
                                                          --------       --------
OPERATING ACTIVITIES
Net loss                                                  $ (4,561)      $ (4,085)
Adjustments to reconcile net loss to net cash used
  for operating activities:
     Depreciation and amortization                             174            202
     Deferred compensation amortization                         --             17
     Loss on disposal of property and equipment                 23             --
     Change in operating assets and liabilities:
         Receivable - related party                             --             --
         Other current assets                                 (108)           151
         Accounts payable and accrued expenses              (1,150)        (1,238)
         Accrued payroll and related expenses                  287             63
         Deferred revenue - related party                     (129)           630
                                                          --------       --------
Net cash used for operating activities                      (5,464)        (4,260)

INVESTING ACTIVITIES
Decrease in short-term investments                             819          8,077
Proceeds from the sale of property and equipment                20             --
Deletions to property and equipment                            139             96
Increase in patent costs and other assets                     (184)          (172)
                                                          --------       --------
Net cash provided by investing activities                      794          8,001

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                      44             72
Payments on obligations under capital leases                   (64)          (104)
                                                          --------       --------
Net cash used for financing activities                         (20)           (32)

Net (decrease) increase in cash and cash equivalents        (4,690)         3,709
Cash and cash equivalents at beginning of period            11,176         11,999
                                                          --------       --------
Cash and cash equivalents at end of period                $  6,486       $ 15,708
                                                          ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                             $     13       $      5
                                                          ========       ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Capital lease obligations incurred for property
  and equipment                                           $    228       $     --
                                                          ========       ========
Adjustment to deferred compensation for terminations      $     --       $      8
                                                          ========       ========

See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 1999

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements of La Jolla Pharmaceutical Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 1999. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1998 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

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

                         LA JOLLA PHARMACEUTICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

         As announced on May 12, 1999, in a planned interim analysis of the Phase II/III clinical trial of LJP 394 in lupus patients being conducted by Abbott Laboratories ("Abbott") and the Company, the independent Data Monitoring Committee reported efficacy as defined by the primary chosen endpoint, time to renal flare, was less than expected. No major safety concerns were observed, and patients receiving the experimental drug seemed to have a reduction in circulating antibodies to double-stranded DNA that are associated with lupus nephritis.

         Following discussion with the Food and Drug Administration, the two companies elected to stop enrollment and to stop treatment of the more than 200 enrolled patients until the data can be validated and analyzed. This analysis is expected to be completed in the third or fourth quarter of this year. A Phase II dose-ranging study of LJP 394 involving 75 lupus patients was recently completed and the data from this study is also currently being analyzed.

         Abbott and the Company are committed to understanding the effects of LJP 394 on endpoints from this study before deciding on how to proceed with any further development.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements, including without limitation, those dealing with the Company's relationship with Abbott, Abbott's financing of development expenses, the analysis of the data from the clinical trials, as well as the Company's drug candidates and drug development plans and other matters described in terms of the Company's plans and expectations. The forward-looking statements involve risks and uncertainties and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from those anticipated. Abbott's continuing support obligations are subject to certain conditions. The Company's relationship with Abbott could be terminated by either party for various reasons. The analysis of the data from the Company's Phase II/III clinical trial of LJP 394 may have negative or inconclusive results. If clinical trials of LJP 394 continue, they may continue to have negative or inconclusive results. Further, delays in continued testing of LJP 394, the Company's lead product candidate, and/or termination of development would result in delays or an inability to market the compound. Tolerance, or the specific inactivation of pathogenic B cells, is a new technology that has not been proven, and the development of LJP 394 involves many risks and uncertainties, including, without limitation, whether LJP 394 can provide a meaningful clinical benefit. Any positive results observed to date may not be indicative of future results. The Company's other potential drug candidates are at earlier stages of development and involve comparable risks.

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

                         LA JOLLA PHARMACEUTICAL COMPANY

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

         The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and potential revenues from collaborative arrangements. Some of these fluctuations may be significant. As of June 30, 1999, the Company's accumulated deficit was approximately $67.2 million.

         The Company's business is subject to significant risks including, but not limited to, the risks inherent in its research and development efforts, including clinical trials, uncertainties associated with both obtaining and enforcing its patents and with the patent rights of others, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition, manufacturing uncertainties and dependence on its collaborative relationship with Abbott, a related party (as a 16.7% stockholder of the Company). Even if the Company's product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the products will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. All of the Company's product development efforts are based upon technologies and therapeutic approaches that are unproven. There can be no assurance that further development of LJP 394 will occur or that LJP 394 will prove to be safe or effective. Furthermore, the clinical trials of LJP 394 may be viewed as a test of the Company's entire Tolerance Technology approach. If these clinical trials are determined to have been unsuccessful, depending on the reason for the lack of success, the applicability of the Company's Tolerance Technology to other antibody-mediated diseases will be highly uncertain.

                         LA JOLLA PHARMACEUTICAL COMPANY

RESULTS OF OPERATIONS

         The Company earned $1.5 million and $3.1 million in revenue from its collaborative agreement with Abbott in the three and six months ended June 30, 1999, respectively, and earned $2.3 million and $4.2 million in revenue for the same periods in 1998. The decrease in revenue is due to a decrease in Abbott funded development expenses as a result of stopping the Company's Phase II/III clinical trial for its lupus drug candidate, LJP 394. Payments received in advance under the collaborative agreement with Abbott are recorded as deferred revenue until earned. Total revenue payments of approximately $2.9 million were received in advance under the collaborative agreement with Abbott during the first six months of 1999, of which approximately $0.8 million was received in the three months ended June 30, 1999. As of June 30, 1999, deferred revenue was approximately $1.6 million. The receipt of payments and the recognition of revenue from the collaborative agreement with Abbott have historically varied significantly from quarter to quarter and from year to year depending on the level of research effort expended. There can be no assurance that the Company will receive any further payments from Abbott or realize any further revenue from the Abbott arrangement or any other collaborative arrangement.

         Research and development expenses decreased to $3.2 million for the second quarter of 1999 from $3.7 million for the same period in 1998. For the six months ended June 30, 1999, research and development expense decreased to $6.4 million from $7.2 million for the same period in 1998. The decrease was due primarily to the decrease in expenses as a result of stopping the Company's Phase II/III clinical trial for LJP 394. Depending on the results of the data analysis from the clinical trial of LJP 394, the Company's research and development expenses may increase significantly in the future as efforts to develop additional drug candidates are intensified, products potentially progress into and through clinical trials, and manufacturing scale-up activities are possibly increased.

         General and administrative expenses decreased to $881,000 for the second quarter of 1999 from $933,000 for the same period in 1998. For the six months ended June 30, 1999 and 1998, general and administrative expense was $1.7 million. General and administrative expenses may increase in the future in order to support increased research and development and, possibly, manufacturing scale-up activities.

         Interest income decreased to $196,000 for the second quarter of 1999 from $299,000 for the same period in 1998. For the six months ended June 30, 1999, interest income decreased to $448,000 from $650,000 for the same period in 1998. The decrease was due to lower investment balances. Interest expense increased to $4,000 for the second quarter of 1999 from $2,000 for the same period in 1998. For the six months ended June 30, 1999, interest expense increased to $13,000 from $5,000 for the same period in 1998. The increase was the result of increases in the Company's capital lease obligations as compared to the same period in 1998.

                         LA JOLLA PHARMACEUTICAL COMPANY

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, the Company had incurred a cumulative net loss since inception of approximately $67.2 million, and had financed its operations through private and public offerings of its securities, payments from collaborative agreements, capital and operating lease transactions, and interest income on its invested cash balances. As of June 30, 1999, the Company had raised $83.7 million in net proceeds since inception from sales of equity securities.

         At June 30, 1999, the Company had $17.8 million in cash, cash equivalents and short-term investments, as compared to $23.4 million at December 31, 1998. The Company's working capital at June 30, 1999 was $15.4 million, as compared to $19.9 million at December 31, 1998. The decrease in cash, cash equivalents and short-term investments resulted from the continued use of the Company's cash toward operating activities, patent expenditures and the purchase of property and equipment. The decrease in working capital is primarily due to the use of cash for net operating expenses and the addition of property and equipment under capital leases in the first six months of 1999. The Company invests its cash in corporate and United States government-backed debt instruments.

         As of June 30, 1999, the Company had acquired an aggregate of $4.1 million in property and equipment, of which approximately $228,000 of total property and equipment costs are financed under capital lease obligations. In addition, the Company leases its office and laboratory facilities and certain property and equipment under operating leases. The Company has no material commitments for the acquisition of property and equipment. However the Company anticipates increasing its investment in property and equipment in connection with the enhancement of its research and development and, possibly, its manufacturing facilities and capabilities.

         The Company intends to use its financial resources to fund its research and development efforts, to fund its possible manufacturing scale-up activities and for working capital and other general corporate purposes. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the results of clinical trials, the analysis of the Phase II/III clinical trial data, the timing of any regulatory applications and approvals, and technological developments. Expenditures will also depend upon the establishment and progression of collaborative arrangements and contract research as well as the availability of other financings. There can be no assurance that these funds will be available on acceptable terms, if at all.

         The Company anticipates that its existing capital and interest earned thereon will be sufficient to fund the Company's operations as currently planned into 2000. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the size and complexity of these programs, the scope and results of clinical trials, the analysis of data from the Phase II/III clinical trial, the time and costs involved in applying for any regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the ability of the Company to maintain its collaborative arrangement with Abbott and to establish and maintain additional collaborative relationships, and the cost of possible manufacturing scale-up and effective commercialization activities and arrangements. The Company expects to incur significant net operating losses each year for at least the next several years as it continues its research and development efforts and incurs general and administrative expenses to support its research and development programs. It is possible that the Company's cash requirements will exceed current projections and that the Company will therefore need additional financing sooner than currently expected.

         The Company has no current means of generating cash flow from operations. Unless the Company's lead drug candidate, LJP 394, has been proven safe and effective, has received regulatory approval and has been successfully commercialized, it will not generate revenues, if at all. This process, if completed, could likely take several years. The Company's other drug candidates are much less developed than LJP 394. There can be no assurance that the Company's product development efforts with respect to any drug candidate will be successfully completed, that required regulatory approvals will be obtained, or that any product, if introduced, will be successfully marketed or achieve commercial acceptance. Accordingly, the Company must continue to rely upon outside sources of financing to meet its capital needs for the foreseeable future.

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

         Based on recent assessments, the Company believes that it has an effective program in place to resolve the Year 2000 Issue in a timely manner and that its total internal Year 2000 Issue costs for information technology and non-information technology systems will be less than $90,000 and will primarily be incurred in 1999. The Company's year 2000 conversion requirements are expected to be achieved through routine upgrades to its hardware and software programs and these upgrades are expected to be completed by the third quarter of 1999. These costs and the expected completion date are based on management's best estimates; therefore, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

         The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed the assessment phase for almost 100% of the systems that could be significantly affected by the Year 2000 Issue and has determined that the majority of the systems assessed do not require remediation to be year 2000 compliant. Approximately 85% of the systems requiring remediation are now year 2000 compliant. In addition, the Company has initiated communications with most of its significant suppliers to determine the extent to which the Company's systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems.

         The Company currently has no contingency plans in place in the event it does not complete all phases of the year 2000 program. The Company plans to evaluate the status of completion in the third quarter of 1999 and determine whether such a plan is necessary.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders was held on May 13, 1999. All of the Company's directors nominated for election as stated in the Company's Proxy Statement were elected as follows:

DIRECTOR NOMINEE                     TERM                  VOTES IN FAVOR       VOTES WITHHELD
----------------                     ----                  --------------       --------------
Thomas H. Adams, Ph.D.               One year                 18,269,083            900,572
William E. Engbers                   Three years              18,270,083            899,572
Steven B. Engle                      One year                 18,269,003            900,652
Robert A. Fildes, Ph.D.              Two years                18,270,083            899,572
W. Leigh Thompson, M.D., Ph.D.       Three years              18,270,083            899,572

         All of the Company's proposals as stated in the Company's Proxy Statement were approved as follows:

PROPOSAL DESCRIPTION                                  VOTES IN FAVOR       VOTES AGAINST        ABSTAINING
--------------------                                  --------------       -------------        ----------
Amendment to the 1994 Stock Incentive Plan to
increase by 750,000 the number of shares of the
Company's Common Stock available under the
Plan                                                     16,809,418           2,291,119           69,118

Amendment to the 1994 Stock Incentive Plan to
make non-employee directors eligible to receive
additional types of awards under the Plan                15,798,278           3,335,922           35,455

Amendment to the Restated Certificate of
Incorporation to increase the number of
authorized shares of the Company's
Common Stock to 100,000,000                              17,691,448           1,429,464           48,743

Amendments to the Restated Certificate of
Incorporation and Amended and Restated
Bylaws to implement classified board provisions          10,902,660           3,553,424           72,267

Amendment to the Restated Certificate of
Incorporation to prohibit stockholder action
by written consent                                       11,529,377           2,899,366           99,608

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

Exhibit
 Number         Description
-------         -----------
  3.1           Intentionally omitted

  3.2           Amended and Restated Bylaws of the Company(2)

  3.3           Amended and Restated Certificate of Incorporation of the
                Company(2)

  4.0           Rights Agreement dated as of December 3, 1998 between the
                Company and American Stock Transfer & Trust Company(1)

  4.1           Certificate of Designation, Preferences and Rights of Series A
                Junior Participating Preferred Stock of the Company(2)

 10.19          La Jolla Pharmaceutical Company 1994 Stock Incentive Plan(2)*

 27             Financial Data Schedule(2)

----------

*    This exhibit is a management contract or compensatory plan or arrangement.

(1) Previously filed with the Company's Registration Statement on Form 8-A (No. 000-24274) as filed with the Securities and Exchange Commission on December 4, 1998.

(2)  Filed herein.

        (b) REPORTS ON FORM 8-K

         During the quarter ended June 30, 1999, the Company filed a Current Report on Form 8-K dated May 26, 1999 reporting the extension by one year of the life of the Company's warrants and an underwriter option to purchase shares of the Company's common stock and warrants.

                         LA JOLLA PHARMACEUTICAL COMPANY

                                    SIGNATURE

                                  JUNE 30, 1999

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      La Jolla Pharmaceutical Company

Date:  August 12, 1999                By:  /s/ Wood C. Erwin
                                           -------------------------------------
                                           Wood C. Erwin
                                           Vice President Finance
                                           Chief Financial Officer
                                           Signed both on behalf of the
                                           Registrant and as
                                           Principal Accounting Officer.

                         LA JOLLA PHARMACEUTICAL COMPANY

                                INDEX TO EXHIBITS

Exhibit
 Number         Exhibit
-------         -------
  3.2           Amended and Restated Bylaws of the Company

  3.3           Amended and Restated Certificate of Incorporation of the
                Company

  4.1           Certificate of Designation, Preferences and Rights of Series A
                Junior Participating Preferred Stock of the Company

 10.19          La Jolla Pharmaceutical Company 1994 Stock Incentive Plan

 27             Financial Data Schedule