Form 10-Q
period 1999-09-30
LA JOLLA PHARMACEUTICAL CO
filed 1999-11-15
CIK 920465

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

MARK ONE
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________


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

The number of shares of the Registrant's common stock, $.01 par value, outstanding at September 30, 1999 was 20,159,559.

                         LA JOLLA PHARMACEUTICAL COMPANY
                                    FORM 10-Q
                 REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                      INDEX



COVER PAGE.................................................................................1

INDEX .....................................................................................2

PART I.  FINANCIAL INFORMATION

      ITEM 1.  Financial Statements

      Balance Sheets as of September 30, 1999 (Unaudited) and December 31, 1998............3

      Statements of Operations (Unaudited) for the three months and nine months ended
      September 30, 1999 and 1998..........................................................4

      Statements of Cash Flows (Unaudited) for the nine months ended September 30, 1999 and 1998.............................................................................5

      Notes to Financial Statements (Unaudited)............................................6

      ITEM 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations.......................................................7

      ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.................11

PART II.  OTHER INFORMATION

      ITEM 6.  Exhibits and Reports on Form 8-K....................................... ...11


SIGNATURE......................................................................... .......12

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS


                         LA JOLLA PHARMACEUTICAL COMPANY
                                 BALANCE SHEETS
                                 (in thousands)



                                                             September 30,   December 31,
                                                                 1999           1998
                                                             -------------   ------------
                                                             (Unaudited)       (Note)
ASSETS

Current assets:
      Cash and cash equivalents                                $  6,311       $ 11,176
      Short-term investments                                      7,841         12,174
      Other current assets                                          282            517
                                                               --------       --------
           Total current assets                                  14,434         23,867

Property and equipment, net                                         734            659
Patent costs and other assets, net                                1,508          1,289
                                                               --------       --------
           Total assets                                        $ 16,676       $ 25,815
                                                               ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                         $     51       $  1,254
      Accrued expenses                                              425            575
      Accrued payroll and related expenses                          682            355
      Deferred revenue - related party                               --          1,769
      Current portion of obligations under capital leases           196              3
                                                               --------       --------
           Total current liabilities                              1,354          3,956

Noncurrent portion of obligations under capital leases               97             --

Commitments

Stockholders' equity:
      Common stock                                                  201            201
      Additional paid-in capital                                 84,320         84,276
      Accumulated deficit                                       (69,296)       (62,618)
                                                               --------       --------
           Total stockholders' equity                            15,225         21,859
                                                               --------       --------
           Total liabilities and stockholders' equity          $ 16,676       $ 25,815
                                                               ========       ========



Note: The balance sheet at December 31, 1998 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                               Three Months Ended        Nine Months Ended
                                                  September 30,             September 30,
                                              ---------------------     ---------------------
                                                1999         1998         1999         1998
                                              --------     --------     --------     --------
Revenue from collaborative agreement -
    related party                             $  1,576     $  1,839     $  4,690     $  6,005

Expenses:
  Research and development                       3,170        3,344        9,577       10,589
  General and administrative                       717          711        2,420        2,363
                                              --------     --------     --------     --------
      Total expenses                             3,887        4,055       11,997       12,952
                                              --------     --------     --------     --------
Loss from operations                            (2,311)      (2,216)      (7,307)      (6,947)

Interest expense                                    (3)          (1)         (16)          (6)
Interest income                                    197          292          645          943
                                              --------     --------     --------     --------

Net loss and comprehensive net loss           $ (2,117)    $ (1,925)    $ (6,678)    $ (6,010)
                                              ========     ========     ========     ========

Basic and diluted net loss per share          $   (.11)    $   (.10)    $   (.33)    $   (.33)
                                              ========     ========     ========     ========

Shares used in computing basic and diluted
    net loss per share                          20,160       18,523       20,127       18,290
                                              ========     ========     ========     ========







See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                            Nine Months Ended
                                                               September 30,
                                                          -----------------------
                                                            1999           1998
                                                          --------       --------
OPERATING ACTIVITIES
Net loss                                                  $ (6,678)      $ (6,010)
Adjustments to reconcile net loss to net cash used
for operating activities:
    Depreciation and amortization                              266            286
    Loss on disposal of property and equipment                  23             --
    Deferred compensation amortization                          --             22
    Changes in operating assets and liabilities:
        Other current assets                                   235            206
        Accounts payable and accrued expenses               (1,353)        (1,427)
        Accrued payroll and related expenses                   327             44
        Deferred revenue - related party                    (1,769)           993
                                                          --------       --------

Net cash used for operating activities                      (8,949)        (5,886)

INVESTING ACTIVITIES

Proceeds from maturity of short-term investments             4,333          8,077
Proceeds from the sale of property and equipment                20             --
Deletions to property and equipment                             55             86
Increase in patent costs and other assets                     (254)          (186)
                                                          --------       --------

Net cash provided by investing activities                    4,154          7,977

FINANCING ACTIVITIES

Net proceeds from issuance of common stock                      44            130
Payments on obligations under capital leases                  (114)          (121)
                                                           --------       --------

Net cash (used for) provided by financing activities           (70)             9

Net (decrease) increase in cash and cash equivalents        (4,865)         2,100
Cash and cash equivalents at beginning of period            11,176         11,999
                                                          --------       --------

Cash and cash equivalents at end of period                $  6,311       $ 14,099
                                                          ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                             $     16       $      6
                                                          ========       ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Capital lease obligations incurred for property and
equipment                                                 $    404       $     --
                                                          ========       ========
Adjustment to deferred compensation for terminations      $     --       $      8
                                                          ========       ========



See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 1999



1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of La Jolla Pharmaceutical Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 1999. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1998 included in the Company's Form 10-K filed with the Securities and Exchange Commission.


2.  ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.


3.  COLLABORATIVE AGREEMENTS

In September 1999, Abbott Laboratories terminated its license and development agreement for the experimental lupus drug, LJP 394, and returned all rights to the compound to the Company.


4.  RESTRUCTURE CHARGES

As a result of the termination of the collaborative agreement with Abbott in September 1999, the Company restructured its operations in order to reduce expenses and to focus its resources to accelerate the development of an experimental drug for the treatment of antibody-mediated thrombosis and to partner its xenotransplantation drug candidate. The Company reduced its workforce from approximately 95 to 54 full-time employees and recorded restructuring charges of approximately $742,000, primarily composed of severance and benefit payments.

                         LA JOLLA PHARMACEUTICAL COMPANY



PART I.        FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements, including without limitation, those dealing with the analysis of the data from the clinical trials, as well as the Company's drug candidates and drug development plans and other matters described in terms of the Company's plans and expectations. The forward-looking statements involve risks and uncertainties and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from those anticipated. The analysis of the data from the Company's Phase II/III clinical trial of LJP 394 may have negative or inconclusive results. If clinical trials of LJP 394 continue, they may have negative or inconclusive results. Further, delays in continued testing of LJP 394, the Company's lead product candidate, and/or termination of development would result in delays or an inability to market the compound. Tolerance, or the specific inactivation of pathogenic B cells, is a new technology that has not been proven, and the development of LJP 394 involves many risks and uncertainties, including, without limitation, whether LJP 394 can provide a meaningful clinical benefit. Any positive results observed to date may not be indicative of future results. The Company's other potential drug candidates, none of which has advanced to clinical testing, are at earlier stages of development and involve comparable risks.

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


RECENT DEVELOPMENTS

        As announced on May 12, 1999, Abbott Laboratories ("Abbott") and the Company, in discussion with the Food and Drug Administration, elected to stop the enrollment and treatment of the more than 200 patients enrolled in the jointly conducted Phase II/III clinical trial of LJP 394, the Company's lupus drug candidate, until the data could be validated and analyzed. This announcement was made subsequent to a planned interim analysis of the Phase II/III clinical trial, wherein the independent Data Monitoring Committee reported efficacy as defined by the primary chosen endpoint, time to renal flare, was less than expected. No major safety concerns were observed, and patients receiving the experimental drug appeared to have a reduction in circulating antibodies to double-stranded DNA that are associated with lupus nephritis.

        The Company is continuing to analyze the results of this clinical program and is expecting to be completed with this analysis by the end of the first quarter of 2000. A Phase II dose-ranging study of LJP 394 involving 75 lupus patients was recently completed, and the data from this study is also currently being analyzed. The Company is committed to understanding the effects of LJP 394 on endpoints from these studies before deciding on how to proceed with any further development.

                        LA JOLLA PHARMACEUTICAL COMPANY


        In September 1999, Abbott terminated its license and development agreement for the experimental lupus drug, LJP 394, and returned all rights to the compound to the Company. Thus, while continuing to analyze the results of the clinical program, the Company has restructured its operations in order to reduce expenses and to focus its resources to accelerate the development of an experimental drug for the treatment of antibody-mediated thrombosis and to partner its xenotransplantation drug candidate. During September, the Company reduced its workforce from approximately 95 to 54 full-time employees and incurred expenses for these restructuring charges of approximately $742,000. While the Company believes its cost cutting measures are appropriate, there can be no assurance that such measures will be sufficient.

        During the third quarter 1999, the Company announced that treatment with a Toleragen(R) appeared to reduce the relative production of specific antibodies in a mouse model of antibody-mediated thrombosis. In this autoimmune disorder, certain antibodies exacerbate inappropriate clot formation, resulting in stroke, myocardial infarction, and deep vein thrombosis. Antibody-mediated thrombosis, also known as antiphospholipid syndrome, is a clotting disorder that afflicts more than 500,000 patients in the U.S. and Europe.

        On August 10, 1999, the closing bid price for the Company's common stock had been below $1.00 per share for 30 consecutive days. On this date, the Company received notice from The Nasdaq Stock Market, Inc. that its common stock will be delisted from the Nasdaq National Market unless the Company can comply with the Nasdaq requirement that its common stock maintain a minimum bid price greater than or equal to $1.00 per share. In response to this notice, the Company's Board proposed a reverse split of the Company's common stock and the Company announced that it expected to distribute proxy materials on approximately October 8, 1999. The Company has subsequently extended the date that it expects to distribute proxy materials pending a hearing before the Nasdaq Listing Qualification Panel, and while it continues to review any available alternative causes of action.


RESULTS OF OPERATIONS

        The Company earned $1.6 and $4.7 million in revenue from its collaborative agreement with Abbott in the three and nine months ended September 30, 1999, respectively, and earned $1.8 million and $6.0 million in revenue for the same periods in 1998. Payments received in advance under the collaborative agreement with Abbott were recorded as deferred revenue until earned. Total cash payments of approximately $2.9 million were received in advance under the collaborative agreement with Abbott during the first six months of 1999. As of September 30, 1999, the Company earned all of the revenue received to date from Abbott. The receipt of payments and the recognition of revenue from the collaborative agreement with Abbott have historically varied significantly from quarter to quarter and from year to year depending on the level of research effort expended. In September 1999, Abbott terminated its license and development agreement for LJP 394, including any further development funding, and has returned all rights to the compound to La Jolla Pharmaceutical. There can be no assurance that the Company will realize any further revenue from any other collaborative arrangement.

        Research and development expenses decreased to $3.2 million for the third quarter of 1999 from $3.3 million for the same period in 1998. For the nine months ended September 30, 1999, research and development expense decreased to $9.6 million from $10.6 million for the same period in 1998. The decrease in the third quarter in 1999 from the third quarter in 1998 was primarily due to the decrease in expenses as a result of stopping the Company's Phase II/III clinical trial for LJP 394. Depending on the results of the data analysis from the clinical trial of LJP 394, the Company's research and development expenses may increase significantly in the future as efforts to develop additional drug candidates are intensified, products potentially progress into and through clinical trials, and manufacturing scale-up activities are possibly increased.

                        LA JOLLA PHARMACEUTICAL COMPANY


        General and administrative expenses of $717,000 for the third quarter of 1999 increased slightly from $711,000 for the same period in 1998. For the nine months ended September 30, 1999 and 1998, general and administrative expense was $2.4 million. The Company's general and administrative expenses may increase in the future in order to support increased research and development and, possibly, manufacturing scale-up activities.

        Interest income decreased to $197,000 for the third quarter of 1999 from $292,000 for the same period in 1998. For the nine months ended September 30, 1999, interest income decreased to $645,000 from $943,000 for the same period in 1998. The decrease was due to lower investment balances. For the third quarter of 1999, interest expense increased slightly to $3,000 from $1,000 for the same period in 1998. For the nine months ended September 30, 1999, interest expense increased to $16,000 from $6,000 for the same period in 1998. The increase was the result of increases in the Company's capital lease obligations as compared to the same period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1999, the Company had incurred a cumulative net loss since inception of approximately $69.3 million, and had financed its operations through private and public offerings of its securities, payments under collaborative agreements, capital and operating lease transactions, and interest income on its invested cash balances. As of September 30, 1999, the Company had raised approximately $83.7 million in net proceeds since inception from sales of equity securities.

        At September 30, 1999, the Company had $14.2 million in cash, cash equivalents and short-term investments, as compared to $23.4 million at December 31, 1998. The Company's working capital at September 30, 1999 was $13.1 million, as compared to $19.9 million at December 31, 1998. The decrease in cash, cash equivalents and short-term investments resulted from the continued use of the Company's cash toward operating activities, restructuring charges, patent expenditures and the purchase of property and equipment. The decrease in working capital is primarily due to the use of cash for net operating expenses, restructuring charges and the addition of property and equipment under capital leases in the first nine months of 1999. The Company invests its cash in corporate and United States government-backed debt instruments.

        As of September 30, 1999, the Company had acquired an aggregate of $4.4 million in property and equipment, of which approximately $293,000 of total property and equipment costs remains financed under capital lease obligations. In addition, the Company leases its office and laboratory facilities and certain property and equipment under operating leases. The Company has no material commitments for the acquisition of property and equipment but anticipates increasing investment in property and equipment in connection with the enhancement of its research and development and manufacturing facilities and capabilities.

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

                         LA JOLLA PHARMACEUTICAL COMPANY


        The Company anticipates that its existing capital and interest earned thereon will be sufficient to fund the Company's operations as currently planned through 2000. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the size and complexity of these programs, the scope and results of clinical trials, the analysis of data from the Phase II/III clinical trial, the time and costs involved in applying for any regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the ability of the Company to establish and maintain collaborative relationships, and the cost of possible manufacturing scale-up and effective commercialization activities and arrangements. The Company expects to incur significant net operating losses each year for at least the next several years as it continues its research and development efforts and incurs general and administrative expenses to support its research and development programs. It is possible that the Company's cash requirements will exceed current projections and that the Company will therefore need additional financing sooner than currently expected.

        The Company has no current means of generating cash flow from operations. Unless the Company's lead drug candidate, LJP 394, has been proven safe and effective, has received regulatory approval and has been successfully commercialized, it will not generate revenues. This process, if completed, could likely take several years. The Company's other drug candidates are much less developed than LJP 394. There can be no assurance that the Company's product development efforts with respect to any drug candidate will be successfully completed, that required regulatory approvals will be obtained, or that any product, if introduced, will be successfully marketed or achieve commercial acceptance. Accordingly, the Company must continue to rely upon outside sources of financing to meet its capital needs for the foreseeable future.

        The Company anticipates increasing expenditures on the development of other drug candidates and, over time, the Company's consumption of cash will necessitate additional sources of financing. Furthermore, the Company has no internal sources of liquidity, and termination of the Abbott arrangement has had an adverse effect on the Company's ability to generate sufficient cash to meet its needs.

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


IMPACT OF YEAR 2000

        The "Year 2000 Issue" is the result of computer programs written using two digits rather than four to define the applicable year. As a result, these computer programs may be unable to distinguish 21st century dates from 20th century dates. This problem may cause systems to fail or miscalculate, causing disruptions of operations, including a temporary inability to process transactions or engage in similar normal business activities.

        Based on recent assessments, the Company believes that it has an effective program in place to resolve the Year 2000 Issue in a timely manner and that its total internal Year 2000 Issue costs for information technology and non-information technology systems will be less than $100,000 of which approximately $85,000 has been incurred to date in 1999. The Company's year 2000 conversion requirements are expected to be achieved through routine upgrades to its hardware and software programs and these upgrades are expected to be completed in the fourth quarter of 1999. These costs and the expected completion date are based on management's best estimates; therefore, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

                         LA JOLLA PHARMACEUTICAL COMPANY



        The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed the assessment phase for 100% of the systems that could be significantly affected by the Year 2000 Issue and has determined that the majority of the systems assessed do not require remediation to be year 2000 compliant. Approximately 90% of the systems requiring remediation are now year 2000 compliant. In addition, the Company has communicated with its significant suppliers and has found that most of these suppliers have indicated that their systems are year 2000 compliant. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems.

        The Company currently has a contingency plan in place in the event it does not complete all phases of the year 2000 program including back-up emergency generators for selected critical systems, back-up tapes of computer data and powering off all equipment, if applicable.


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


PART II.       OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)     EXHIBITS

================================================================================
Exhibit
Number          Description
--------------------------------------------------------------------------------
3.1             Intentionally omitted

3.2             Amended and Restated Bylaws of the Company (1)

3.3             Amended and Restated Certificate of Incorporation of the Company (1)

27              Financial Data Schedule (1)
================================================================================

-----------------------
 (1) Filed herein.

               (b)     REPORTS ON FORM 8-K

        During the quarter ended September 30, 1999, the Company filed a Current Report on Form 8-K dated September 14, 1999 reporting the following: that the Company had regained the rights to its experimental lupus drug, LJP 394, following termination by Abbott of a license and development agreement between the Company and Abbott; that it is restructuring operations while it is evaluating the results of a clinical trial of its experimental lupus drug, LJP 394, and that its Board of Directors had set a special meeting of stockholders, the primary purpose of which is to put forth to the stockholders a proposed one-for-five reverse split of the Company's Common Stock.

                         LA JOLLA PHARMACEUTICAL COMPANY

                                    SIGNATURE

                               SEPTEMBER 30, 1999


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    La Jolla Pharmaceutical Company



Date:  November 12, 1999            By:   /s/ Steven B. Engle
                                        ---------------------------------------
                                          Steven B. Engle
                                          Chairman and
                                          Chief Executive Officer
                                          Signed on behalf of the Registrant


                                    By:  /s/ Gail A. Sloan
                                       ----------------------------------------
                                         Gail A. Sloan
                                         Signed as Principal Accounting Officer

                         LA JOLLA PHARMACEUTICAL COMPANY


                                INDEX TO EXHIBITS




Exhibit
Number                                         Exhibit
-------                                        -------
3.2            Amended and Restated Bylaws of the Company

3.3            Amended and Restated Certificate of Incorporation of the Company

27             Financial Data Schedule