Form 10-K405
period 1999-12-31
LA JOLLA PHARMACEUTICAL CO
filed 2000-02-25
CIK 920465

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________



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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq Stock Market on January 31, 2000, was $78,542,398. The number of shares of the Registrant's common stock, $.01 par value, outstanding at January 31, 2000 was 20,269,006.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates certain information by reference from the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 11, 2000, which proxy statement will be filed on or about April 11, 2000.

                           FORWARD-LOOKING STATEMENTS

        This report includes forward-looking statements, including without limitation those dealing with La Jolla Pharmaceutical Company's (the "Company" or "LJP") drug development plans and clinical trials, and other matters described in terms of our plans and expectations. The forward-looking statements in this report involve risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ from our current expectations. The analysis of data from our terminated Phase II/III clinical trial of LJP 394, our drug candidate for the treatment of systemic lupus erythematosus ("lupus"), could result in a finding that LJP 394 is not effective in large patient populations or does not provide a meaningful clinical benefit. Our other potential drug candidates are at earlier stages of development and involve comparable risks. Analysis of our clinical trials could have negative or inconclusive results. Even if results are promising, the Food and Drug Administration ("FDA") may require additional clinical trials. Additional risk factors include the uncertainty of: obtaining required regulatory approvals; successfully marketing products; receiving future revenue from product sales or other sources such as collaborative relationships; future profitability; the need for additional financing; the Company's dependence on patents and other proprietary rights; the Company's limited manufacturing capabilities; and the Company's lack of marketing experience. Readers are cautioned to not place undue reliance upon forward-looking statements, which speak only as of the date hereof, and the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described below under the heading "Certain Risk Factors" and elsewhere in this report and in other reports and registration statements of the Company filed with the Securities and Exchange Commission ("SEC") from time to time.


                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

        La Jolla Pharmaceutical Company is a biopharmaceutical company focused on the research and development of highly specific therapeutics for the treatment of certain life-threatening antibody-mediated diseases. These diseases, including autoimmune conditions such as lupus and antibody-mediated stroke, are caused by abnormal B cell production of antibodies that attack healthy tissues. Current therapies for these autoimmune disorders address only symptoms of the disease, or nonspecifically suppress the normal operation of the immune system, which often results in severe, adverse side effects and hospitalization. Founded in 1989, the Company believes that its drug candidates, called Toleragens(R), will treat the underlying cause of many antibody-mediated diseases without these severe, adverse side effects. We are currently analyzing data from a Phase II/III clinical trial of our lupus drug candidate, LJP 394, and plan to meet with the FDA in the near future to discuss requirements for approval including the possibility of a Phase III trial.

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

        A properly functioning immune system distinguishes between foreign antigens and the body's healthy tissues. In a malfunctioning immune system, healthy tissue may trigger an immune response that causes B cells to produce disease-causing antibodies, resulting in antibody-mediated autoimmune disease. For example, B cells can produce disease-causing antibodies that are associated with the destruction of the kidneys in lupus and the wasting of muscles in myasthenia gravis. Other antibody-mediated disorders include antibody-mediated stroke, heart attack, deep vein thrombosis, recurrent fetal loss, as well as organ rejection in xenotransplantation, myasthenia gravis and Rh hemolytic disease of the newborn.

        Current therapies for antibody-mediated diseases have significant shortcomings, including severe side effects and a lack of specificity. Mild forms of antibody-mediated diseases are generally treated with drugs that address only the disease symptoms and fail to suppress disease progression, because such drugs do not control the production of disease-causing antibodies. Severe antibody-mediated diseases like lupus are treated with high levels of corticosteroids and immunosuppressive therapy (primarily anti-cancer drugs) which broadly suppress the normal function of the entire immune system. These therapies can leave patients susceptible to potentially life-threatening infections that may require hospitalization. Repeated dosing with corticosteroids may cause other serious conditions, including diabetes, hypertension, cataracts, osteonecrosis, and psychosis, which may limit the use of this therapy. The use of chemotherapy may lead to acute problems, including weight loss and nausea, and long-term adverse effects, including sterility and an increased risk of malignancies.

LJP'S TOLERANCE TECHNOLOGY(R) PROGRAM

        Our Tolerance Technology program focuses on the discovery and development of proprietary therapeutics, called Toleragens, which target and suppress the production of specific disease-causing antibodies without affecting the protective functions of the immune system. The Company believes that its Toleragens will be able to treat the underlying causes of antibody-mediated diseases, and that its Tolerance Technology may be applied broadly wherever antibodies are involved in the disease process.

        Since the 1970s, hundreds of papers have been published describing animal studies and a Nobel Prize was awarded for research in B cell tolerance. The underlying science supporting the Company's Tolerance Technology is based on these discoveries as well as on our own patented research.

        Toleragens are composed of disease-specific epitopes and a carrier platform, which are proprietary chemical structures developed and synthesized by LJP. To mimic the unique epitopes on an antigen's surface, LJP identifies and synthesizes epitopes specific to particular antibody-mediated diseases and attaches or conjugates these epitopes to the carrier platform, which serves as a vehicle for presenting the epitopes to the antibody receptors on the targeted B cell. When the epitope binds to the antibody receptors on the B cell in the absence of a T cell signal, the B cell may become tolerized and cease to produce disease-causing antibodies. We believe that the Toleragen carrier platform, or a modification thereof, can be used with epitopes specific to various diseases to create therapeutics targeted at different antibody-mediated diseases.

        We design our Toleragens to bind selectively to disease-causing B cells without affecting the function of disease-fighting B cells. This process involves: (1) collecting and purifying the disease-causing antibodies from patients with the targeted disease; (2) generating and selecting an epitope that strongly binds to the purified antibodies; (3) modifying the epitope's structure to maximize its binding properties (optimization), and (4) linking the optimized epitope to the carrier platform. We believe this process enables us to create Toleragens that will preferentially tolerize and shut down B cells that generate antibodies with the highest binding affinity, and which are believed to be the most harmful.

BUSINESS STRATEGY

        Our objective is to become the leading developer of highly specific therapeutics for the treatment of life-threatening, antibody-mediated diseases such as lupus, antibody-mediated stroke, heart attack, deep vein thrombosis, recurrent fetal loss, as well as organ rejection in xenotransplantation, myasthenia gravis and Rh hemolytic disease of the newborn. Our strategy includes the following key elements:

        Complete the Clinical Development of LJP 394. Our primary near-term goal is to complete development of LJP 394 to treat lupus. Following our analysis of the Phase II/III clinical trial of LJP 394, we plan to meet with the FDA to discuss their requirements for approval of the drug including the possible need for a Phase III clinical trial.

        Apply Tolerance Technology to Life-threatening Antibody-mediated Diseases. We are focusing on chronic, life-threatening diseases and conditions caused by antibodies, such as lupus, antibody-mediated thrombosis and organ rejection in xenotransplantation, for which there are no existing treatments or for which current therapeutics have significant limitations. We intend to use our Tolerance Technology to design therapeutics that specifically address other targeted antibody-mediated diseases without adversely affecting normal immune system function.

        Utilize Strategic Collaborations to Develop and Commercialize Product Candidates. We intend to seek appropriate collaborations with pharmaceutical companies to provide support for our research programs and for the clinical development and commercialization of other drug candidates.

        Expand Intellectual Property Leadership Position. We own 87 issued patents and have 52 pending patent applications covering our various technologies and drug candidates, including our Tolerance Technology, our lupus, antibody-mediated thrombosis, and xenotransplantation drug candidates, and our platform and linkage technologies for our Toleragens. We hope to broaden our position with future discoveries and additional patent filings.

PRODUCTS UNDER DEVELOPMENT

        The Lupus Program

        Systemic lupus erythematosus is a life-threatening, antibody-mediated disease where disease-causing antibodies damage various tissues. According to recent statistics compiled by the Lupus Foundation of America, epidemiological studies and other sources, the number of lupus patients in the United States is estimated to be between 250,000 and 1,000,000, and approximately 16,000 new cases are diagnosed each year. Approximately nine out of 10 lupus patients are women, who usually develop the disease during their childbearing years. Lupus is characterized by a multitude of symptoms, including chronic kidney inflammation (which can lead to kidney failure), serious episodes of cardiac and central-nervous-system inflammation, as well as extreme fatigue, arthritis and rashes. Approximately 80% of all lupus patients will progress to serious symptoms. Approximately 50% of lupus patients have kidney disease.

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

        LJP has designed LJP 394 to suppress the production of antibodies to dsDNA in lupus patients without suppressing the normal function of the immune system. The design of LJP 394 is based upon scientific evidence of the role of antibodies to dsDNA in lupus. Published studies of lupus patients indicate that a rise in the level of antibodies to dsDNA may be predictive of flares in lupus patients with renal involvement, and that suppressing antibodies to dsDNA by treating with corticosteroids that non-specifically lower antibody levels prevents relapses in a majority of patients. In a mouse model of lupus nephritis that generates elevated levels of antibodies to dsDNA, administration of LJP 394 reduced the production of antibodies to dsDNA; reduced the number of antibody-forming cells; reduced kidney disease; and extended the life of the animals. We believe that our own and other studies provide evidence that inhibiting antibodies to dsDNA may provide an effective therapy for lupus nephritis.

        Certain studies of lupus patients indicate that antibodies to dsDNA with the highest binding affinity are associated with the most damage to the kidneys. We believe that our Tolerance Technology drug candidate preferentially targets these antibodies.

        Results of Clinical Trials

        Based on its preclinical findings, we filed an Investigational New Drug ("IND") application for LJP 394 with the FDA in August 1994. In a double-blind, placebo-controlled Phase I clinical trial conducted in December 1994, healthy volunteers received LJP 394 and displayed no significant drug-related adverse effects and no immune reaction to the drug.

        Our Phase II clinical trials included a single-dose trial; a repeat escalating-dose trial; and a dose-ranging trial.

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

        In December 1996, we initiated a double-blind, placebo-controlled multicenter Phase II/III clinical trial of LJP 394. The purpose of the trial was to evaluate the safety of the drug and its potential to prevent renal flares, reduce disease severity and the need for immunosuppressive steroids/chemotherapy drugs and improve patients' quality of life. The trial enrolled over 200 patients and was conducted by LJP and Abbott Laboratories in North America and Europe in accordance with our joint development agreement with Abbott.

        In May 1999, an interim analysis indicated that the trial was unlikely to reach statistical significance for the primary endpoint, time to renal flare and it was decided to stop the study and evaluate the data. In September 1999, based on an initial analysis of mean summary data, LJP 394 appeared to have no clinical benefit, although it did lower mean antibody levels compared to placebo. There were no statistically significant serious safety issues, and clinical site investigators did not report that any thrombotic events were related to drug administration. Results of another Phase II dose-ranging study completed in 1999 showed that 50 mg per week had less effect than 100 mg per week, as measured by mean levels of antibodies to dsDNA. In September 1999, Abbott terminated the joint development agreement with LJP for LJP 394.

        Following additional analyses of the data in late November 1999, LJP announced encouraging results for LJP 394 from the Phase II/III clinical trial. These results were based on an analysis of the trial using a new blood test developed at LJP that appears to predict which patients would respond to drug treatment. In 1998, we developed this new blood assay and found that it predicted which patients in a previous Phase II trial responded to drug treatment. More than 80% of lupus patients evaluated in the Phase II/III trial tested positive in this blood assay. The new blood test measured the strength of the binding between LJP 394 and a patient's antibodies to double-stranded DNA (dsDNA). The responder group was defined as those patients whose antibodies to dsDNA exhibited a high affinity for LJP 394.

        Based on an analysis of all tested samples, time to renal flare for patients whose antibodies had high affinity for LJP 394 was increased in the drug-treated group when compared to the placebo-treated group in a statistically significant manner (p< 0.024). At 16 months, 14% of the drug-treated patients experienced a flare, compared to 35% in the placebo-treated group.

        The number of renal flares in the high-affinity patients treated with LJP 394 was less than half of the number of renal flares in high-affinity patients treated with placebo. In high-affinity patients tested, 30% or six out of 20 flares occurred in the drug treatment group, vs. 70% or 14 out of 20 flares in the placebo treated group (Fischer's Exact Test, p = 0.085).

        In addition, in the high-affinity population, placebo treated patients received three times as many treatments with high-dose corticosteroids or cyclophosphamide as drug-treated patients. Of the 32 times that patients with high-affinity antibodies for LJP 394 received high-dose corticosteroids or cyclophosphamide, 25% of the occurrences were in the drug-treated group versus 75% in the placebo-treated group. This result was statistically significant (Fischer's Exact Test, p < 0.001).

        In the Phase II/III study, mean levels of circulating antibodies to dsDNA in patients treated with LJP 394 were reduced by a statistically significant amount relative to placebo during drug treatment. Levels of an important complement protein, C3, improved when antibodies were reduced. In lupus patients, this inflammation-related protein decreases during active renal disease and increases with clinical improvement. The concurrent reduction of antibodies to dsDNA and increase in C3 complement levels is biologically consistent. This effect had been observed in a previous Phase II study of LJP 394 in 58 lupus patients.

        Results from the Phase II/III lupus study suggest ways to improve the clinical trial design of a Phase III trial. The Phase II/III trial design included periods during which patients received no drug for approximately two months (the "off" periods). When patients were on drug, mean levels of antibodies to dsDNA decreased. Unfortunately, mean levels of antibodies to dsDNA increased when patients were off drug. During the first four months, when patients were treated with 100 mg per week, there were approximately half as many flares in all patients treated with drug as compared to placebo. There were nine flares in the placebo-treated group and four in the drug-treated group.

        After the initial four-month induction period with doses of 100 mg per week, patients were treated with doses of only 50 mg per week during each of the three-month "on" periods for the duration of the study. A Phase II dose-ranging study that we completed in 1999 showed that 50 mg per week had less effect than 100 mg per week, as measured by mean levels of antibodies to dsDNA. We believe that eliminating the "off" periods and using 100 mg per week could increase the number of patients who respond.

        We believe that we have developed a blood test that can identify lupus patients who are most likely to respond to LJP 394 and are considering the use of this test to screen lupus patients for entry into a Phase III clinical trial. We have filed a patent application on this new blood assay.

        The clinical trial, and the development of LJP 394 in general, involve many risks and uncertainties, and there can be no assurance that any previous clinical results can be replicated in further clinical testing or that LJP 394 will be effective in inducing and sustaining antibody suppression; will prove to be clinically safe or effective; will receive required regulatory approvals, or if the FDA will require further clinical testing in addition to a Phase III clinical trial. If the continued development of LJP 394 produces negative or inconclusive results, our business and financial condition will be adversely affected and it may be difficult or impossible for LJP to survive.


        Antibody-Mediated Thrombosis, Including Stroke, Heart Attack, Deep Vein Thrombosis and Recurrent Fetal Loss

        Researchers believe that anticardiolipin antibodies promote arterial and venous blood clots, which can cause a variety of life-threatening medical problems. For example, blood clots that lodge in the brain may cause stroke and those that lodge in the legs may cause deep vein thrombosis. There are multiple conditions associated with these antibodies: antibody-mediated stroke, heart attack, deep vein thrombosis, recurrent fetal loss, and complications following cardiovascular surgery. Our program to develop a Toleragen to treat anticardiolipin antibodies targets stroke, myocardial infarction, deep vein thrombosis, recurrent fetal loss, and post-operative complications. These antibodies are associated with the formation of blood clots leading to multiple, recurring, and potentially life-threatening conditions. We estimate that there are about 2,000,000 patients in the United States and Europe with antibody-mediated thrombosis.

        Stroke is a leading cause of death in the United States. In 1996, there were approximately two million stroke patients in the United States, approximately 700,000 new episodes occurred, and in 1994, approximately 150,000 people died from stroke. This debilitating condition results from acute neurological injury caused by the blockage or rupture of blood vessels in the brain. Many of the blockages are caused by thromboses (blood clots), which many clinicians believe may be caused by a number of factors including a class of antibodies called anticardiolipin antibodies, which can be identified and measured by a clinical laboratory assay. It is estimated that about 10% of the strokes in the United States (affecting 100,000 to 200,000 patients) are caused by these antibodies. Antibody-mediated stroke is thought to occur in younger individuals and with greater frequency than non-antibody-mediated stroke. The cost of treatment for a survivor of a serious stroke is approximately $30,000 per year for life, to provide hospitalization and home nursing care.

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

        Current treatments for antibody-mediated thrombosis involve the use of chronic, potentially life-long anticoagulant therapy with drugs such as heparin or warfarin to prevent the formation of blood clots. Patients must be carefully monitored to minimize serious bleeding episodes that can occur because of the therapy. If patients are removed from anticoagulant therapy, they are at an increased risk of stroke or another thrombotic episode. Warfarin is not recommended in the treatment of recurrent fetal loss because it is toxic to the developing fetus.

        We believe that a Toleragen to treat this antibody-mediated thrombosis would be a major step forward in specifically targeting the cause of this clotting disorder, thereby avoiding the side effects of current therapy.

        Our research supports the finding that specific antibodies in antibody-mediated thrombosis enhance blood-clot formation by interfering with the natural breakdown of a blood component - Factor Va - that accelerates clotting. The target of these clot-promoting antibodies is a small region on a blood component called b2-glycoprotein I. To date, our scientists have shown that approximately 90% of patients studied with antibody-mediated thrombosis have antibodies that bind to this region. The identification of a disease target for antibody-mediated thrombosis has allowed us to begin building new drug candidates that bind to these antibodies with high affinity and are designed to tolerize, or shut down, the B cells that produce them.

        We have synthesized a family of candidate antibody-mediated thrombosis Toleragens for testing. We have also developed a mouse model of the disease, where the animals produce antibodies to b2-glycoprotein I and develop a clotting defect similar to that seen in patients with antibody-mediated thrombosis. In this animal model, several candidate molecules have been shown to reduce the production of pathogenic antibodies, a key step in the development of a drug to treat this disorder.

        Xenotransplantation

        Xenotransplantation, the use of animals as a source of donor organs for human transplantation, has become an area of great interest due to the worldwide shortage of human organs available for transplantation. According to the American Society of Transplant Physicians, approximately 100,000 patients in the United States are on waiting lists for organ transplants. More than 5,000 patients die annually, many of whom are too sick to qualify for waiting lists. A typical organ transplant can cost more than $100,000.

        Hyperacute rejection, or the immediate destruction of the transplanted animal organ by the recipient's antibodies, is a major barrier to xenotransplantation. Human antibodies recognize and bind to an epitope called alpha galactose found on the tissues of transplanted animal organs. This binding causes massive blood clots that block the blood supply to the transplanted organ, destroying it within minutes.

        We believe that a Toleragen that binds to B cells producing antibodies to alpha galactose may suppress antibody production and prevent or reduce antibody-mediated organ rejection in xenotransplantation. We also believe that such a Toleragen may provide benefit on a long-term basis by reducing the amount of immunosuppressive drugs needed to control the B cell production of antibodies to alpha galactose. In this disorder, the target of the pathogenic antibodies, alpha galactose, has already been identified. We have designed a Toleragen candidate intended to arrest the production of antibodies responsible for rejection of transplanted animal organs.

        In laboratory studies, this Toleragen inhibited the binding of both human and primate pathogenic antibodies. No measurable activation of complement proteins, which promote organ rejection, was observed during in vitro testing.

        In a placebo-controlled study in primates, our Toleragen reduced levels of antibodies associated with organ rejection and was well tolerated on a short-term basis.

        In mice receiving the experimental xenotransplantation drug, LJP 920, average levels of IgM and IgG alpha galactose antibodies associated with organ rejection remained near the pretreatment levels for three months, whereas antibody levels in the untreated group rose at least four-fold. Moreover, at the end of the study, the drug-treated mice had fewer B cells producing antibodies to alpha galactose than the control group.

        Other Antibody-Mediated Diseases

        We believe our Tolerance Technology may be applicable to additional diseases and conditions caused by the production of disease-causing antibodies, including myasthenia gravis and Rh hemolytic disease of the newborn.

        Myasthenia gravis is a form of muscular paralysis in which neuromuscular receptors are attacked by antibodies, which can lead to a wasting of muscles, progressive loss of strength and life-threatening respiratory arrest. This disease affected an estimated 20,000 people in the United States in 1994.

        Rh hemolytic disease of the newborn is a life-threatening fetal condition characterized by the hemolysis (destruction) of fetal red blood cells. This condition occurs in Rh-incompatible pregnancies in which maternal antibodies to Rh cross the placenta, bind to fetal red blood cells and cause their destruction. Each year approximately 500,000 women in the United States have Rh-incompatible pregnancies. LJP believes that a Toleragen that binds to the appropriate maternal B cells will suppress Rh antibody production, and that once the level of antibodies to Rh(+) red blood cells is reduced, the risk of life-threatening hemolysis will be reduced.

COLLABORATIVE ARRANGEMENTS

        As part of our business strategy, we attempt to pursue collaborations with pharmaceutical companies in an effort to access their research, drug development, manufacturing, marketing and financial resources. In December 1996, we entered into a collaborative relationship with Abbott for worldwide development and commercialization of LJP 394. This agreement was terminated in September 1999 following the initial analysis of the Phase II/III lupus trial, and all rights to LJP 394 were returned to us.

        Concurrently with the formation of the collaborative relationship, Abbott had made an initial $4.0 million license payment to LJP and purchased 1,000,050 shares of our common stock for gross proceeds of $4.0 million. In September 1997 and October 1998, Abbott also purchased 831,152 and 1,538,402 shares of our common stock, respectively, for gross proceeds of $4.0 million on each purchase date. We incurred research and development costs for the development of LJP 394 of approximately $9.9 million in 1997, $8.6 million in 1998 and $4.7 million in 1999 under the collaborative agreement with Abbott.

        We intend to pursue collaborative arrangements with other pharmaceutical companies to assist in our research programs and the clinical development and commercialization of our drug candidates. There can be no assurance that we will be able to negotiate arrangements with any other collaborative partners on acceptable terms, if at all. Once a collaborative relationship is established, there can be no assurance that the collaborative partner will continue funding any particular program or will not pursue alternative technologies or develop alternative drug candidates, either individually or in collaboration with others, including our competitors, as a means for developing treatments for the diseases targeted by LJP. Furthermore, competing products, either developed by a collaborative partner or to which a collaborative partner has rights, may result in the withdrawal of support by the collaborative partner with respect to all or a portion of our technology.

        Failure to establish or maintain collaborative arrangements will require us to fund our own research and development activities, resulting in accelerated depletion of capital, and will require us to develop our own marketing capabilities for any drug candidate that may receive regulatory approval. The failure of any collaborative partner to continue funding any particular LJP program, or to commercialize successfully any product, could delay or halt the development or commercialization of any products involved in such program. As a result, failure to establish or maintain collaborative arrangements could hurt our business, financial condition and results of operations.

MANUFACTURING

        We have constructed and are currently operating a pilot production facility for the manufacture of LJP 394 that is large enough to exceed anticipated research and clinical trial needs for LJP 394. Through internal development programs and external collaborations, we have made several improvements to the manufacturing process for LJP 394 that have reduced our costs and increased capacity. We have developed proprietary synthesis and conjugation technologies that are being used in the development of our other Toleragen candidates. We intend to further develop these technologies in order to increase our manufacturing efficiencies and apply our expertise to the development and manufacture of other potential products.

        However, our current facilities are not yet adequate for commercial production. In order to meet the supply of LJP 394 in bulk form for packaging and commercial resale, we will be required to invest substantial amounts of capital in the expansion of our facilities. The manufacture of our potential products for clinical trials and the manufacture of any resulting products for commercial purposes is subject to current Good Manufacturing Practices ("cGMP"), as defined by the FDA. We have never operated an FDA-approved manufacturing facility, and there can be no assurance that we will obtain the necessary approvals. We have limited manufacturing experience, and no assurance can be given that we will be able to make the transition to commercial production successfully. We may enter into arrangements with contract manufacturers to expand our own production capacity in order to meet requirements for our products, or to attempt to improve our manufacturing efficiency. If the we choose to contract for manufacturing services and encounter delays or difficulties in establishing relationships with manufacturers to produce, package and distribute finished products, clinical trials, market introduction and subsequent sales of such products would be adversely affected. Moreover, contract manufacturers must operate in compliance with the FDA's cGMP requirements. Our potential dependence upon others for the manufacture of LJP products may adversely affect our profit margins and our ability to develop and deliver such products on a timely and competitive basis.

MARKETING AND SALES

        In order to commercialize any drug candidate approved by the FDA, we must either develop a marketing and sales force or enter into marketing arrangements with others. These arrangements may be exclusive or nonexclusive and may provide for marketing rights worldwide or in a specific market. We currently have no arrangements with others for the marketing of any of our drug candidates. There can be no assurance that we will be able to enter into any additional marketing agreements on favorable terms, if at all, or that any such agreements that we may enter into will result in payments to LJP. Under any co-promotion or other marketing and sales arrangements that we may enter into with other companies, any revenues that we may receive will be dependent on the efforts of others and there can be no assurance that such efforts will be successful. To the extent that we choose to attempt to develop our own marketing and sales capability, we will compete with other companies that currently have experienced and well-funded marketing and sales operations. Furthermore, there can be no assurance that LJP or any collaborative partner will be able to establish sales and distribution capabilities without undue delays or expenditures or gain market acceptance for any of our drug candidates.

PATENTS AND PROPRIETARY TECHNOLOGIES

        The Company files patent applications in the United States and in foreign countries, as it deems appropriate, for protection of its proprietary technologies and drug candidates. We own 87 issued patents and have 58 pending patent applications covering various technologies and drug candidates, including our Tolerance Technology, our lupus and antibody-mediated stroke drug candidates, and our linkage technologies for our Toleragens. Our issued patents include:

        (1) four issued United States patents, one issued Australian patent, one granted Portuguese patent, one granted Norwegian patent, and one granted European patent which has been unbundled as thirteen European national patents concerning its lupus

                Toleragens (expiring in 2009, 2011, 2013, 2014, 2007, 2013, 2011 and 2011, respectively);

        (2) two issued United States patents, two issued Australian patents, one granted European patent which has been unbundled as fifteen European national patents, one granted Japanese patent, one granted Canadian patent, and one granted South Korean patent concerning its Tolerance Technology (expiring in 2010, 2014, 2008, 2014, 2012, 2012, 2012 and 2012, respectively);

        (3) four issued United States patents, three issued Australian patents one granted European patent which has been unbundled into 15 countries, and one issued Japanese patent concerning linkage technologies for its Toleragens (expiring in 2012, 2015, 2015, 2016, 2014, 2012, 2012, 2012, and 2012, respectively); and

        (4) one issued U.S. patent concerning its antibody-mediated stroke drug candidates (expiring in 2016).

        The Company has received a Notice of Allowance from the Canadian Patent Office for a patent application for its lupus Toleragens, a Notice of Allowance from the United States Patent and Trademark Office (USPTO) for a patent application for its Tolerance Technology, as well as a Notice of Allowance from the USPTO and a Notice of Allowance from the Australian Patent Office for patent applications for antibody-mediated stroke drug candidates.

COMPETITION

        The biotechnology and pharmaceutical industries are subject to rapid technological change. Competition from domestic and foreign biotechnology companies, large pharmaceutical companies and other institutions is intense and expected to increase. A number of companies are pursuing the development of pharmaceuticals in our targeted areas. These include companies that are conducting clinical trials and preclinical studies for the treatment of lupus.

        In addition, there are many academic institutions, both public and private, engaged in activities relating to the research and development of therapeutics for autoimmune, inflammatory and other diseases. Most of these companies and institutions have substantially greater facilities, resources, research and development capabilities, regulatory compliance expertise, and manufacturing and marketing capabilities than LJP. In addition, other technologies may in the future be the basis of competitive products. There can be no assurance that our competitors will not develop or obtain regulatory approval for products more rapidly than LJP, or develop and market technologies and products that are more effective than those being developed by LJP or that would render our technology and proposed products obsolete or noncompetitive.

        We believe that our ability to compete successfully will depend upon our ability to attract and retain experienced scientists, develop patented or proprietary technologies and products, obtain regulatory approvals, manufacture and market products either alone or through third parties, and secure additional capital resources to fund anticipated net losses for at least the next several years. We expect that competition among products approved for marketing will be based in large part upon product safety, efficacy, reliability, availability, price and patent position.

GOVERNMENT REGULATION

        Our research and development activities and the future manufacturing and marketing of any products developed by LJP are subject to significant regulation by numerous government authorities in the United States and other countries. In the United States, the Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of any products we may develop. In addition to FDA regulations, we are subject to other federal, state and local regulations, such as the Occupational Safety and Health Act and the Environmental Protection Act, as well as regulations governing the handling, use and disposal of radioactive and other hazardous materials used in research activities. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. In addition, this regulatory framework is subject to changes that may affect approval, delay an application or require additional expenditures.

        The steps required before a pharmaceutical compound may be marketed in the United States include (1) preclinical laboratory and animal testing; (2) submission to the FDA of an Investigational New Drug ("IND") application, which must become effective before clinical trials may commence; (3) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug; (4) submission to the FDA of a New Drug Application ("NDA"); and (5) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA. Drug product manufacturing establishments located in California also must be licensed by the State of California in compliance with separate regulatory requirements.

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

        We are also subject to numerous and varying foreign regulatory requirements governing the design and conduct of clinical trials and marketing approval for pharmaceutical products to be marketed outside of the United States. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval, and approval by the FDA does not ensure approval by the health authorities of any other country.

EMPLOYEES

        LJP currently has 53 full-time employees (including 11 Ph.D.s), 40 of whom are involved full-time in research, development and manufacturing scale-up activities. All of our management have had prior experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been successful in attracting skilled and experienced scientific personnel, but competition for such personnel is intense and there can be no assurance that we will be able to attract and retain the individuals needed. None of our employees are covered by collective bargaining agreements and management considers relations with our employees to be good.



                              CERTAIN RISK FACTORS

        In this section, all references to "we," "our," and "us," refer to La Jolla Pharmaceutical Company, a Delaware corporation.

I.  RISK FACTORS RELATED TO THE INDUSTRY IN WHICH WE OPERATE.

Our success depends partially on healthcare reimbursement policies.

        The continuing efforts of government and healthcare insurance companies to reduce the costs of healthcare may negatively impact our business. For example, in certain foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be a number of federal and state proposals to implement similar government controls. In addition, increasing emphasis on managed care in the United States will continue to put pressure on pharmaceutical pricing. Cost control initiatives could decrease the revenue that we receive for any products we may develop and sell in the future and negatively impact our business. In addition, these cost control measures may impact our commercial partners and our ability to continue to work with these partners.

Our business depends in part on the reimbursement policies of Medicare and healthcare companies. These policies can be unpredictable.

        Newly approved drugs may not be accepted for reimbursement by health insurers or Medicare. It is possible that these organizations will not offer coverage for our products. Government and other third-party payors increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products. If adequate coverage and reimbursement levels are not provided by government and other third-party payors for our products, the market acceptance of these products would be adversely affected.

Our industry has numerous other companies that compete with LJP and we face rapid technological change from within our industry.

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

II.  RISK FACTORS RELATING TO LA JOLLA PHARMACEUTICAL PARTICULARLY.

Our drug candidates may not perform well in clinical trials and we may not be permitted to conduct further clinical trials. Without successful clinical trials, we will not be able to market or sell any products.

        We must demonstrate in clinical trials that LJP 394, our only drug candidate that has advanced to the clinical trial stage, is safe and effective for use before we apply for any regulatory approvals. We announced on May 12, 1999, that Abbott and the Company, in discussion with the FDA, elected to stop the enrollment and treatment of the more than 200 patients enrolled in the jointly conducted Phase II/III clinical trial of LJP 394 until the data could be validated and analyzed. This announcement was made following a planned interim analysis of the Phase II/III clinical trial in which an independent data monitoring committee reported lower than expected efficacy. No major safety concerns were observed, and patients receiving LJP 394 appeared to have a reduction in circulating antibodies to double-stranded DNA that are associated with lupus nephritis. In September 1999, Abbott and LJP terminated the collaborative agreement for the development of LJP 394.

        We are continuing to analyze the results of this clinical program and expect to complete this analysis by the end of the first quarter of 2000. Early analysis of these results seems to indicate that those patients who exhibited a certain trait (high antibody affinity for LJP 394) suffered fewer renal flares, the chosen endpoint for the Phase II/III clinical studies. A Phase II dose-ranging study of LJP 394 involving 75 lupus patients was recently completed, and we are currently analyzing the data from this study. We must understand the effects of LJP 394 on endpoints from these studies before deciding whether any further development is warranted.

        If LJP 394 is ultimately not found to be safe and effective, we would be unable to obtain regulatory approval for its commercialization. If that were to occur, there is no assurance that we would be able to develop an alternative drug candidate. Because LJP 394 is our only drug candidate that has advanced to clinical trials, our inability to commercialize it would have a material adverse effect on our business, financial condition and results of operation.

Our products are in the early stage of development and the technology underlying our products is uncertain and unproven.

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

Even if proven effective, our products may never reach market.

       Potential products that appear to be promising at early stages of development may nevertheless fail to reach market or become profitable for reasons such as the following:

        - products may be ineffective or cause harmful side effects during preclinical testing or clinical trials,

        -  products may fail to receive necessary regulatory approvals,

        -  products may be difficult to manufacture,

        - products may be uneconomical to produce particularly if high dosages are required, and

        - products may fail to achieve market acceptance or be precluded from commercialization because of proprietary rights of third parties.

        There can be no assurance that our product development efforts with respect to LJP 394 or any other drug candidate will be successfully completed, that required regulatory approvals will be obtained, or that any product, if introduced, will be successfully marketed or achieve commercial acceptance.

        The technology underlying LJP 394 appears effective in humans. However, no therapeutic products have been developed to date that utilize this technology. There can be no assurance that LJP 394 will work as intended. Furthermore, clinical trials of LJP 394 may be viewed as a test of the Company's entire Tolerance Technology approach. If the data from these clinical trials indicate that LJP 394 is ineffective, the applicability of our Tolerance Technology to other antibody-mediated diseases will be highly uncertain. Therefore, there is significant risk that our therapeutic approaches will not prove to be successful, and there can be no assurance that our drug discovery technologies will result in any commercially successful products.

We may need to establish collaborative agreements.

        We may seek to collaborate with pharmaceutical companies to access their research, drug development, manufacturing, marketing and financial resources. In December 1996, we entered into a collaborative agreement with Abbott. This agreement granted Abbott the exclusive right to market and sell LJP 394 throughout the world in exchange for royalties on sales, development financing, and milestone payments. Abbott's obligations to make payments to us and to conduct development activities were conditioned on the progress of clinical trials and the attainment of milestones related to regulatory approvals and sales levels. Following the May 1999 suspension of the jointly conducted Phase II/III clinical trial, Abbott and LJP terminated their collaborative agreement in September 1999.

        We may pursue collaborative arrangements with other pharmaceutical companies to assist in our research programs and the clinical development and commercialization of our other drug candidates. However, we may not be able to negotiate arrangements with any other collaborative partners on acceptable terms, if at all. Any additional collaborative relationships that we enter into may include conditions comparable to those in the Abbott agreement. Once a collaborative arrangement is established, the collaborative partner may not continue funding any particular program or may pursue alternative technologies or develop alternative drug candidates, either alone or with others, to develop treatments for the diseases we are targeting. Competing products, developed by a collaborative partner or to which a collaborative partner has rights, may result in the collaborative partner withdrawing support as to all or a portion of our technology.

        Without collaborative arrangements, we must fund our own research and development activities, accelerating the depletion of our capital and requiring us to develop our own marketing capabilities. Therefore, if we are unable to establish and maintain collaborative arrangements, we could experience a material adverse effect on our business, financial condition and results of operations.

We will need additional funds to support operations and may need to reduce operations, sell stock or assets, or merge with another entity to continue operations.

        Our operations to date have consumed substantial capital resources, and we will continue to expend substantial and increasing amounts of capital for research, product development, preclinical testing and clinical trials of drug candidates, to establish commercial-scale manufacturing capabilities, and to market potential products.

    Our future capital requirements will depend on many factors, including:

    - continued scientific progress in our research and development programs and the size and complexity of these programs,

    -   the scope and results of preclinical testing and clinical trials,

    -   the time and costs involved in applying for regulatory approvals,

    - the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims,

    -   competing technological and market developments,

    - our ability to establish and maintain collaborative research and development arrangements, and

    - the cost of manufacturing scale-up and effective commercialization activities and arrangements.

        We expect to incur substantial and increasing losses each year for at least the next several years as our clinical trial, research, development and manufacturing scale-up activities increase. We expect our existing capital resources (including the capital raised through the sale of stock that may be offered for resale under this prospectus) to be sufficient to fund our activities, as currently planned, for approximately the next 15 months. However, the amounts expended by the Company for various purposes may vary significantly, and it is possible that our cash requirements will exceed current projections and that we will therefore need additional financing sooner than currently expected. In the future, it is possible that we will not have adequate resources to support our business activities.

       We actively seek additional funding, including through collaborative arrangements and public and private financings. Our choice of financing alternatives may vary from time to time depending upon various factors, including the market price of our securities, conditions in the financial markets, and the interest of other entities in strategic transactions with LJP. There can be no assurance that additional financing will be available on acceptable terms, if at all, whether through collaborative arrangement, issuance of securities, or otherwise. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our research and development programs or obtain funds through arrangements with collaborative partners or others that require us to relinquish rights to certain technologies or potential products. This could have a negative impact on our business.

We have a history of losses and may not become profitable.

        We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of approximately $71.8 million as of December 31, 1999. Our losses are likely to exceed those experienced in prior years due to the termination of the Abbott collaborative relationship, unless we are successful in establishing additional collaborative relationships to help finance our research and development costs. To achieve profitability we must, among other things, complete the development of our products, obtain all necessary regulatory approvals and establish commercial manufacturing and marketing capabilities. We expect to incur significant losses each year for at least the next several years as our clinical trial, research, development and manufacturing scale-up activities increase. The amount of losses and the time required by us to reach sustained profitability are highly uncertain, and we do not expect to generate revenues from the sale of products, if any, for at least several years. We may never achieve product revenues or profitability.

If LJP 394 fails in clinical trials, we will be unable to obtain FDA approval and will not be able to sell those products.

       In order to sell our products that are under development, we must first receive regulatory approval. To obtain those approvals, we must conduct clinical studies demonstrating that our products are safe and effective. If we cannot obtain FDA approval for LJP 394, currently our sole drug candidate, our business will be significantly impacted and our prospects for profitable sales will significantly decrease.

       Although LJP 394 appears promising, it may not be successful in future clinical trials. Our prior clinical study of LJP 394, in collaboration with Abbott, was halted, and any renewed clinical study may also be delayed or halted for various reasons, including:

           - the product is not effective, or physicians think that it is not effective,

           -   patients experience severe side effects during treatment,

           -   patients do not enroll in the study at the rate we expect, or

           - product supplies are not sufficient to treat the patients in the study.

       In addition, the FDA and foreign regulatory authorities have substantial discretion in the approval process. The FDA and foreign regulatory authorities may not agree that we have demonstrated that LJP 394 is safe and effective after we complete clinical trials. Even if the results of prior clinical trials are positive, the FDA may require us to design and conduct new Phase II and Phase III clinical trials, which will result in significant expense and delay. The FDA may require new clinical trials because of inconclusive results from earlier trials, a possible failure to conduct prior trials in complete adherence to FDA good clinical practice standards, and identification of new clinical trial endpoints.

Our success depends significantly upon our ability to obtain patent protection for our therapeutic approach, LJP 394, and any other developed products. In addition, we will need to successfully preserve our trade secrets and operate without infringing on the rights of others.

        We own 87 issued Patents and 58 pending patent applications covering various technologies and drug candidates. However, there can be no assurance that any additional patents will be issued, or that the scope of any patent protection will be sufficient, or that any current or future issued patent will be held valid if subsequently challenged. There is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office that may delay the review and issuance of any patents. The patent position of biotechnology firms like ours generally is highly uncertain and involves complex legal and factual questions, and no consistent policy has emerged regarding the breadth of claims covered in biotechnology patents or protection afforded by these patents. Presently, we have a number of patent applications pending in the United States relating to our technology, as well as foreign counterparts to some of our U.S. patent applications. We intend to continue to file applications as appropriate for patents covering both our products and processes. There can be no assurance that patents will be issued from any of these applications, or that the scope of any issued patents will protect our technology.

        Patent applications in the United States are kept secret until a patent is issued. As a result, we do not know if others, including competitors, have filed patent applications for technology covered by our pending applications, nor can we be certain that we were the first to invent or to file patent applications for our technologies. Competitors may have patents or patent applications pending that relate to compounds or processes that overlap or compete with our intellectual property. In particular, we are aware of one currently pending U.S. patent application that, if allowed, may contain claims covering subject matter that may compete or conflict with some of our patents and patent applications. Any conflict between our patents and patent applications, and patents or patent applications of third parties, could result in a significant reduction of the coverage of our existing patents or any future patents that may be issued. In addition, we may have to incur significant expenses in defending our patents. If the U.S. Patent Office or any foreign counterpart issues to a competitor patents containing competitive or conflicting claims, and if these claims are valid, there can be no assurance that we would be able to obtain licenses to these patents, that any licensing fees would be reasonable, or that we would be able to develop or obtain alternative technology.

        We also rely on unpatented intellectual property such as trade secrets and improvements, know-how, and continuing technological innovation. While we seek to protect these rights, it is possible that: (i) inventions relevant to our business will be developed by a person not bound by an LJP invention assignment agreement, (ii) binding LJP confidentiality agreements will be breached and we will not have adequate remedies for such a breach, or (iii) our trade secrets will otherwise become known or be independently discovered by competitors. We could incur substantial costs in defending suits brought against the Company by others for infringement of intellectual property rights or in prosecuting suits that we might bring against others to protect our intellectual property rights.

We currently have only limited manufacturing capabilities.

        The manufacture of our potential products for clinical trials and the manufacture of any resulting products for commercial purposes are subject to certain FDA standards. While we are producing limited quantities of LJP 394 for clinical trials, our current facilities are not FDA approved for commercial production of our potential products. Substantial capital investment in the expansion and build-out of our manufacturing facilities will be required to enable manufacture of any products in commercial quantities. While we have initiated the process of obtaining FDA approval for our facilities, we have never operated an FDA-approved manufacturing facility and may not obtain necessary approvals. We have limited manufacturing experience, and we may be unable to successfully transition to commercial production. We may enter into arrangements with contract manufacturing companies to expand our own production capacity in order to meet requirements for our products, or to attempt to improve manufacturing efficiency. If we choose to contract for manufacturing services and encounter delays or difficulties in establishing relationships with manufacturers to produce, package and distribute our finished products, the clinical trials, market introduction and subsequent sales of these products would be adversely affected. If we become dependent on third parties for the manufacture of our products, our profit margins and our ability to develop and deliver products on a timely and competitive basis may be adversely affected.

We lack experience in marketing products for commercial sale.

        In order to commercialize any drug candidate approved by the FDA, we must either develop a marketing and sales force or enter into marketing arrangements with others. We currently have no marketing arrangements with others, and there can be no assurance that we will be able to enter into any marketing agreements on favorable terms, or that any such agreements that will result in payments to LJP. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenues that we may receive will be dependent on the efforts of others. There can be no assurance that these efforts will be successful. If we attempt to develop our own marketing and sales capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. Furthermore, if we attempt to establish sales and distribution capabilities, we may experience delays and expenditures and have difficulty in gaining market acceptance for our drug candidates.

The use of LJP 394 and other potential products in clinical trials, and the sale of any approved products may expose us to liability claims resulting from the use of these products.

        We have not received marketing approval from the FDA for any drug candidates and we currently use LJP 394 only in clinical trials. The use and possible sale of LJP 394 and other potential products may expose us to legal liability and generate negative publicity. These claims might be made directly by consumers, pharmaceutical companies, or others. We maintain $10.0 million of product liability insurance for claims arising from the use of LJP products in clinical trials. However, coverage is becoming increasingly expensive, and there can be no assurance that we will be able to maintain insurance or that insurance can be acquired at a reasonable cost or in sufficient amounts to protect us against possible losses. Furthermore, it is possible that our financial resources would be insufficient to satisfy potential product liability claims. A successful product liability claim or series of claims brought could negatively impact our business and financial condition.

Our research and development and operations depend in part on certain key employees and consultants. Losing these employees or consultants would negatively impact our product development and operations.

        We are highly dependent upon the principal members of our scientific and management staff, the loss of whose services would delay the achievement of our research and development objectives. Our anticipated growth and expansion into areas requiring additional expertise, such as clinical trials, government approvals, manufacturing, and marketing, is expected to place increased demands on our resources and require the addition of new management personnel as well as the development of additional expertise by existing management personnel. Retaining our current key employees and recruiting additional qualified scientific personnel to perform research and development work in the future will also be critical to our success. Because competition for experienced scientists among numerous pharmaceutical and biotechnology companies and research and academic institutions is intense, we may not be able to attract and retain these people. In addition, we rely upon consultants and advisors to assist us in formulating our research and development, clinical, regulatory and manufacturing strategies. All of our consultants and advisors are employed outside the Company and may have commitments or consulting or advisory contracts with other entities that may affect their ability to contribute to our business.

It is possible that we may face environmental liabilities related to certain hazardous materials used in our operations.

        Due to the nature of our manufacturing processes, we are subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, emission, discharge, handling and disposal of certain materials and wastes. It is possible that we may have to incur significant costs to comply with environmental regulations as manufacturing is increased to commercial volumes. Our operations may be significantly impacted by current or future environmental laws, rules, regulations and policies or by any releases or discharges of hazardous materials. In our research activities, we utilize radioactive and other materials that could be hazardous to human health, safety, or the environment. These materials and various wastes resulting from their use are stored at our facility pending ultimate use and disposal. The risk of accidental injury or contamination from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any resulting damages, and any such liability could exceed our resources.

III.  RISK FACTORS RELATED SPECIFICALLY TO OUR STOCK.

Our common stock price has historically been very volatile.

        The market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as the following can have a negative effect on the market price of our securities:

    - announcements of technological innovations or new therapeutic products by LJP or others,

    -   clinical trial results,

    -   developments concerning agreements with collaborators,

    -   government regulation,

    -   developments in patent or other proprietary rights,

    - public concern as to the safety of drugs discovered or developed by LJP or others,

    - future sales of substantial amounts of our common stock by existing stockholders, and

    -   comments by securities analysts and general market conditions.

        The realization of any of the risks described in these "Risk Factors" could have an adverse effect on the market price of our common stock.

In the future, our stock may be removed from listing on the Nasdaq quotation system and may not qualify for listing on any stock exchange.

        Currently our securities are traded on the Nasdaq National Market. Nasdaq has certain continued listing requirements, including a minimum trading price. Previously, we have received notice from Nasdaq that our stock price fell below this minimum trading price. While we have since come back into compliance with this Nasdaq requirement, it is possible that we will fall out of compliance with this and/or other Nasdaq continued listing criteria at some point in the future. Failure to comply with any one of several Nasdaq requirements may cause our stock to be removed from listing on Nasdaq. Should this happen, we may not be able to secure listing on other exchanges or quotation systems. This would have a negative effect on the price and liquidity of our stock.

Potential adverse effects of shares eligible for future sale.

        Sales of our common stock in the public market, or the perception that such sales could occur, could negatively impact the market price of our securities and impair our ability to complete equity financings.

Certain anti-takeover plans and statutes may prevent hostile takeovers or prevent or delay the change in control within the Company.

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

        Our certificate of incorporation was recently amended to provide for a board of directors that is separated into three classes, with their respective terms in office staggered over three year periods. This has the effect of delaying a change in control of the board of directors without the cooperation of the incumbent board. In addition, our bylaws do not allow stockholders to call a special meeting of stockholders, require stockholders to give written notice of any proposal or director nomination to us within a certain period of time prior to the stockholder annual meeting, and establish certain qualifications for a person to be elected or appointed to the Board of Directors during the pendency of certain business combination transactions.

Absence of dividends.

        The Company has not paid any cash dividends since its inception and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 2. PROPERTIES.

        LJP leases two adjacent buildings in San Diego, California for a total of approximately 54,000 square feet. One building contains research and development labs and clinical manufacturing facilities, and the other contains general offices and our warehouse. Each building is subject to a lease, one that expires in 2001 and one that expires in 2004. Each lease includes an option to extend the term of the agreement for an additional five years and is subject to escalation clauses that provide for annual rent increases based on the U.S. Consumer Price Index. We believe that these facilities will be adequate to meet its needs for the near term. Over the longer term, management believes additional space can be secured at commercially reasonable rates.


ITEM 3. LEGAL PROCEEDINGS.

        The Company is currently not a party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the three month period ended December 31, 1999.


EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers and key employees of the Company and their ages are set forth below.

Steven B. Engle                45   Chairman of the Board, Chief Executive Officer

Matthew D. Linnik, Ph.D.       40   Executive Vice President of Research and
                                    Assistant Secretary

Andrew Wiseman, Ph.D.          51   Senior Director of Business Development

Paul Jenn, Ph.D.               48   Director of Operations

Theodora Reilly                50   Director of Human Resources

Gail A. Sloan, CPA             37   Controller, Secretary

        STEVEN B. ENGLE, Chairman of the Board and Chief Executive Officer, joined the Company in 1993 as Executive Vice President and Chief Operating Officer. He assumed the offices of President, Director and Secretary in 1994, and became Chief Executive Officer in 1995, and Chairman of the Board in 1997. From 1991 to 1993, Mr. Engle served as Vice President of Marketing and in other senior management positions while at Cygnus Inc., a publicly held company that develops drug-delivery systems for therapeutic drugs. From 1987 to 1991, he was Chief Executive Officer of Quantum Management Company, a privately held management consulting firm serving the pharmaceutical industry. From 1984 to 1987, he was Vice President of Marketing and Divisional General Manager for Micro Power Systems Inc., a privately held company that manufactures high technology products including medical devices. From 1979 to 1984, he was a management consultant at Strategic Decisions Group and SRI International where he advised pharmaceutical, high technology and other companies. Mr. Engle is the Chairman of BIOCOM, a regional trade association for the biotechnology and medical devices industries, and as a Director of CareLinc Corporation, a privately held developer of clinical information management systems. Mr. Engle holds an M.S.E.E. and a B.S.E.E. with a focus in biomedical engineering from the University of Texas.

        MATTHEW D. LINNIK, Ph.D., Executive Vice President of Research, joined the Company in 1998 as Director of Research and Development and became Vice President of Research in 1999. Prior to joining the Company, from 1989 to 1998, Dr. Linnik served as Senior Pharmacologist, Scientist, Research Scientist and Project Leader for Hoechst Marion Roussel, formerly Marion Merrell Dow and Marion Laboratories, a pharmaceutical company. From 1996 to 1998, he also served as Adjunct Associate Professor of Neurosurgery at the University of Cincinnati School of Medicine. From 1986 to 1988, he served as Postdoctoral Fellow, then Instructor, in the Departments of Neurology and Neurosurgery at Massachusetts General Hospital and Harvard Medical School. Dr. Linnik holds a B.A. in Physiology from Southern Illinois University and a Ph.D. in Physiology and Pharmacology from Southern Illinois University School of Medicine.

        ANDREW WISEMAN, Ph.D., Senior Director of Business Development, joined the Company in May 1989 as Director of Business Development and was one of the Company's original founders. Dr. Wiseman has also served as head of investor relations since 1994. From 1983 to 1989, Dr. Wiseman held several positions with Quidel Corporation, including Manager of Business Development, Project Manager in Diagnostic Research and Development and Senior Research Scientist. Dr. Wiseman was an Assistant Professor at the Medical Biology Institute and an Assistant Member at the Scripps Clinic and Research Foundation. He received a doctorate in Genetics from Duke University.

        PAUL JENN, Ph.D., Director of Operations, joined the Company in 1994 as Associate Director of Production & Process Development. In 1999 he was promoted to Director of Operations. Prior to joining the Company, from 1992 to 1994, Dr. Jenn was Director of Peptide Manufacturing at Telios Pharmaceuticals, Inc. a pharmaceutical company, and held several other positions. From 1988 to 1992, he served as Senior Research Associate at Mallinckrodt Specialty Chemicals, a specialty chemical company. From 1984 to 1988, Dr. Jenn served as a Research Scientist at International Minerals and Chemical Corp., a chemical company. From 1982 to 1984, he performed his Post-doctoral research at the Lawrence Berkeley Laboratory at the University of California at Berkley. Dr. Jenn holds a B.S. in Chemistry from Fu-Jen Catholic University, Taipei, Taiwan and a Ph.D. in Chemistry from New York State University at Buffalo.

        THEODORA REILLY, Director of Human Resources, joined the Company in 1998. Prior to joining the Company, from 1997 to 1998, Ms. Reilly was Director of Human Resources at ThermoLase Corporation, a public subsidiary of Thermo Electron Corporation, which developed laser-based systems for laser-based skin resurfacing. From 1994 to 1997, Ms. Reilly served as Director of Human Resources at Solectek Corporation, a privately held high tech manufacturer of wireless interconnectivity products. Ms. Reilly received a B.S. in Psychology from the Christian Bible College and Seminary, Independence, MO.

        GAIL A. SLOAN, Controller, joined the Company in 1996 as Assistant Controller. Prior to joining the Company, from 1993 to 1996, Ms. Sloan served as Assistant Controller at Affymax Research Institute, a drug discovery research company and a part of the Glaxo Wellcome Group. From 1985 to 1993, she progressed to the position of Audit Manager with Ernst & Young, LLP. Ms. Sloan holds a B.S. in Business Administration from California Polytechnic State University at San Luis Obispo and is a Certified Public Accountant.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock trades on the Nasdaq National Market under the symbol "LJPC." Set forth below are the high and low sales prices for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.


                                                                   Prices
Year Ended December 31, 1999                              High               Low
                                                       ----------          --------
           First Quarter                                 5-3/8               2-1/8
           Second Quarter                                3-3/4               11/16
           Third Quarter                                 31/32               7/16
           Fourth Quarter                                3-1/8               7/32

Year Ended December 31, 1998

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

        The number of record holders of the Company's Common Stock as of January 31, 2000 was approximately 3,800.

        On February 16, 2000, the Company sold 4,040,000 shares of its Common Stock to private investors for an aggregate price of $13.6 million. The sale was a privately negotiated sale to selected institutional investors and other accredited investors and the Company expects that it will file a resale registration statement for these shares on Form S-3 on or about February 28, 2000.

ITEM 6. SELECTED FINANCIAL DATA.

        The following Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below and the financial statements of the Company and related notes thereto beginning at page F-1 of this report.

                                                            Years Ended December 31,
                                    ------------------------------------------------------------------------
                                      1995            1996            1997            1998             1999
                                    --------        --------        --------        --------        --------
                                                      (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:

Revenue from collaborative
 agreements                         $  3,000        $  4,000        $  9,860        $  8,600        $  4,690

Expenses:
  Research and development             9,804          11,663          14,676          14,627          11,686
  General and administrative           2,390           2,920           2,937           3,076           2,944
                                    --------        --------        --------        --------        --------
Loss from operations                  (9,194)        (10,583)         (7,753)         (9,103)         (9,940)

Interest expense                        (301)           (183)            (56)             (6)            (20)
Interest income                          941           1,170           1,441           1,232             811
                                    --------        --------        --------        --------        --------

Net loss                            $ (8,554)       $ (9,596)       $ (6,368)       $ (7,877)       $ (9,149)
                                    ========        ========        ========        ========        ========

Basic and diluted net loss
 per share                          $  (0.79)       $  (0.63)       $  (0.36)       $  (0.42)       $  (0.45)
                                    ========        ========        ========        ========        ========

Shares used in computing
 basic and diluted net loss
 per share                            10,883          15,150          17,547          18,649          20,135
                                    ========        ========        ========        ========        ========

BALANCE SHEET DATA:

Working capital                     $ 21,949        $ 25,886        $ 23,705        $ 19,911        $ 10,661
Total assets                        $ 26,375        $ 31,687        $ 29,646        $ 25,815        $ 14,043
Noncurrent portion of
 obligations under capital
 leases                             $    892        $    168        $     --        $     --        $     44
Stockholders' equity                $ 23,568        $ 27,938        $ 25,715        $ 21,859        $ 12,793

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Since its inception in May 1989, LJP has devoted substantially all of its resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. We have never generated any revenue from product sales and have relied upon private and public investors, revenue from collaborative agreements, equipment lease financings and interest income on invested cash balances for its working capital. We have been unprofitable since inception and we expect to incur substantial additional expenses and net operating losses for at least the next several years as we increase our clinical trial and manufacturing scale-up activities including the production of LJP 394 for clinical trials, and increase our research and development expenditures on additional drug candidates, and general and administrative expenditures to support increased clinical trial, research and development and manufacturing scale-up activities. Our activities to date are not as broad in depth or scope as the activities we must undertake in the future and our historical operations and the financial information included in this report are not necessarily indicative of our future operating results or financial condition.

        We expect that losses are likely to exceed those experienced in prior years due to the termination of the Abbott collaborative relationship in September 1999. In addition, we expect losses to fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred. Some of these fluctuations may be significant. As of December 31, 1999, our accumulated deficit was approximately $71.8 million.

        Our business is subject to significant risks including, but not limited to, the risks inherent in research and development efforts, including clinical trials, uncertainties associated with both obtaining and enforcing patents and with the patent rights of others, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition, manufacturing uncertainties, our lack of marketing experience and the uncertainty of receiving future revenue from product sales or other sources such as collaborative relationships, future profitability and the need for additional financing. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the products will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties.

RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

        Revenue. We earned revenue of $4.7 million, $8.6 million, and $9.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. In December 1996, we entered into a collaborative agreement with Abbott for the worldwide development and commercialization of LJP 394, our lupus drug candidate. All revenue in 1999, 1998 and 1997 was attributable to the funding from Abbott for the development of LJP 394. The collaborative agreement with Abbott granted Abbott the exclusive right to market and sell LJP 394 throughout the world in exchange for development funding, royalties on sales and milestone payments. Abbott's obligations to make payments to LJP and to conduct development activities were conditioned on the progress of clinical trials and the attainment of milestones related to regulatory approvals and sales levels. In May 1999, Abbott and LJP elected to stop the enrollment and treatment of the more than 200 patients enrolled in the jointly conducted Phase II/III clinical trial of LJP 394. In September

1999, Abbott and LJP terminated their agreement and all rights to LJP 394 were returned to us. There can be no assurance that we will realize any further revenue from any other collaborative arrangement.

        Research and Development Expenses. Our research and development expenses decreased to $11.7 million for the year ended December 31, 1999 from $14.6 million for the same period in 1998 and from $14.7 million for the same period in 1997. The decrease in research and development expense in 1999 from 1998 was primarily due to the decrease in expenses as a result of stopping our Phase II/III clinical trial for LJP 394. Research and development expenses for 1998 were comparable to those incurred in 1997. Although we experienced an increase in expenses in 1998 from 1997 due to the expansion of our research and development programs, these increases were offset by the decrease in expenses related to clinical trials that were paid directly by Abbott in 1998 and the timing of purchases for the production of LJP 394 for use in clinical trials. Our research and development expenses are expected to increase significantly in the future as clinical trial and manufacturing scale-up activities including the production of LJP 394 for clinical trials are increased, efforts to develop additional drug candidates are intensified, and other potential products progress into and through clinical trials.

        General and Administrative Expenses. Our general and administrative expenses of $2.9 million for the year ended December 31, 1999 decreased slightly from $3.1 million for the same period in 1998 and were comparable to $2.9 million for the same period in 1997. The slight decrease in general and administrative expense in 1999 compared to 1998 was due to the reduction in investor relations activities. Several factors contributed to the increase in general and administrative expense from 1997 to 1998, including expanded business development and investor relations activities. We expect general and administrative expenses to increase in the future to support increased clinical trial, manufacturing scale-up and research and development activities.

        Interest Income and Expense. Our interest income decreased to $0.8 million for the year ended December 31, 1999 from $1.2 million in 1998 and from $1.4 million in 1997. The decrease in interest income in 1999 from 1998 and 1997 was due to lower investment balances. Interest expense increased to $20,000 for the year ended December 31, 1999 from $6,000 in 1998 and decreased from $56,000 in 1997. The increase in interest expense in 1999 was due to our new capital lease obligations entered into in 1999. The decrease in interest expense from 1997 to 1998 was the result of decreases in our capital lease obligations.

        Net Operating Loss Carryforwards. At December 31, 1999, we had available net operating loss carryforwards and research tax credit carryforwards of approximately $68.8 million and $8.3 million, respectively, for federal income tax purposes, which will begin to expire in 2005 unless previously utilized. Because of "change in ownership" provisions of the Tax Reform Act of 1986, our net operating loss and tax credit carryforwards will be subject to an annual limitation regarding utilization against taxable income in future periods. We believe that such limitation will not have a material impact on the benefits that may arise out of our net operating loss and tax credit carryforwards. However, we cannot be certain that additional limitations arising from any future changes in ownership will not have a material impact on us. For more information concerning the provision for income taxes, see Note 8 of the Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through December 31, 1999, we have incurred a cumulative net loss of approximately $71.8 million and have financed our operations through private and public offerings of securities, revenues from collaborative agreements, capital and operating lease transactions, and interest income on invested cash balances. As of December 31, 1999, we have raised $83.7 million in net proceeds since inception from sales of equity securities.

        At December 31, 1999, we had $11.4 million in cash, cash equivalents and short-term investments, as compared to $23.4 million at December 31, 1998. Our working capital at December 31, 1999 was $10.7 million, as compared to $19.9 million at December 31, 1998. The decrease in cash, cash equivalents and short-term investments resulted from the decrease in funding received from Abbott for the development of LJP 394, the continued use of cash for operating activities, termination benefits paid for restructuring, patent expenditures and the purchase of property and equipment. We received $9.1 million in funding and proceeds of $3.8 million for the sale of 1,538,402 shares of our common stock to Abbott in 1998, as compared to $2.9 million in similar funding received in 1999. The decrease in payments received in 1999 was due to the stopping of the clinical trial for LJP 394 in May 1999 and the termination of our collaborative agreement with Abbott in September 1999. We invest our cash in corporate and United States Government-backed debt instruments.

        As of December 31, 1999, we had acquired an aggregate of $4.4 million in property and equipment, of which approximately $564,000 of total equipment costs is financed under capital lease obligations. In addition, we lease our office and laboratory facilities and certain equipment under operating leases. We have no material commitments for the acquisition of property and equipment. However, we anticipate increasing our investment in property and equipment in connection with the enhancement of our research and development and manufacturing facilities and capabilities.

        We intend to use our financial resources to fund clinical trials and manufacturing scale-up activities including the production of LJP 394 for clinical trials, research and development efforts, and for working capital and other general corporate purposes. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the results of clinical trials, the analysis of the Phase II/III clinical trial data, the timing of regulatory applications and approvals, and technological developments. Expenditures also will depend upon the establishment and progression of collaborative arrangements and contract research as well as the availability of other financings. There can be no assurance that these funds will be available on acceptable terms, if at all.

        We anticipate that our existing capital along with the net proceeds of approximately $12.8 million received from the sale of 4,040,000 shares of our common stock to private investors in February 2000, and interest earned thereon, will be sufficient to fund our operations as currently planned into 2001. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the size and complexity of these programs, the scope and results of clinical trials, the analysis of data from the Phase II/III clinical trial, the time and costs involved in applying for regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, ability to establish and maintain collaborative relationships, and the cost of manufacturing scale-up and effective commercialization activities and arrangements. We expect to incur significant net operating losses each year for at least the next several years as we expand our current research and development programs, including clinical trials and manufacturing scale-up activities, and increase our general and administrative expenses to support a larger, more complex organization. It is possible that our cash requirements will exceed current projections and that we will therefore need additional financing sooner than currently expected.

        We have no current means of generating cash flow from operations. Our lead drug candidate, LJP 394, will not generate revenues, if at all, until it has been proven safe and effective, has received regulatory approval and has been successfully commercialized, a process that is expected to take at least the next several years. Our other drug candidates are much less developed than LJP 394. There can be no assurance that our product development efforts with respect to LJP 394 or any other drug candidate will be successfully completed, that required regulatory approvals will be obtained, or that any product, if introduced, will be successfully marketed or achieve commercial acceptance. Accordingly, we must continue to rely upon outside sources of financing to meet our capital needs for the foreseeable future.

        We anticipate increasing expenditures on the clinical trials and manufacturing scale-up activities as well as the development of other drug candidates and, over time, our consumption of cash will necessitate tapping additional sources of financing. Furthermore, we have no internal sources of liquidity, and termination of the Abbott arrangement has had an adverse effect on our ability to generate sufficient cash to meet our needs. In February, we raised approximately $12.8 million in net proceeds from the sale of 4,040,000 shares of common stock to private investors.

        We will continue to seek capital through any appropriate means, including issuance of our securities and establishment of additional collaborative arrangements. However, there can be no assurance that additional financing will be available on acceptable terms and our negotiating position in capital-raising efforts may worsen as we continue to use existing resources. There is no assurance that we will be able to enter into further collaborative relationships.

IMPACT OF YEAR 2000

        In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in our mission critical information technology and non-information technology systems and we believe those systems successfully responded to the Year 2000 date change. We incurred approximately $95,000 during 1999 in connection with remediating systems. We are not aware of any material problems resulting from Year 2000 issues, either with our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We invest our excess cash in interest-bearing investment-grade securities that we hold for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the investment-grade securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices or other market changes that affect market risk sensitive instruments.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information concerning our executive officers is included under the caption "Executive Officers" following Part I, Item 4 of this report. Other information for Item 10 is incorporated by reference from portions of our definitive proxy statement for the annual meeting of stockholders to be held on May 11, 2000 under the captions "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1999.


ITEM 11. EXECUTIVE COMPENSATION.

        Information for Item 11 is incorporated by reference from portions of our definitive proxy statement for the annual meeting of stockholders to be held on May 11, 2000 under the captions "Executive Compensation and Other Information," "Report of the Compensation Committee on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Stock Performance Graph," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information for Item 12 is incorporated by reference from the portion of our definitive proxy statement for the annual meeting of stockholders to be held on May 11, 2000 entitled "Security Ownership of Certain Beneficial Owners and Management," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Abbott owns approximately 3,369,000 shares of our common stock, representing more than 5% of our common stock and is considered a related party. Under our collaborative agreement with Abbott, in 1999, we recorded revenue of approximately $4.7 million from Abbott for the development of LJP 394, of which $2.9 million was received in cash in 1999 and $1.8 million was revenue recognized from previously deferred revenue.



                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) Documents filed as part of this report:

               1. Financial Statements.

                  The following financial statements of La Jolla Pharmaceutical
                  Company are included in Item 8:

                  Report of Independent Auditors ...............................   F-1

                  Balance Sheets at December 31, 1999 and 1998 .................   F-2

                  Statements of Operations for each of the three years in the
                  periods ended December 31, 1999, 1998 and 1997 ...............   F-3

                  Statements of Stockholders' Equity for each of the three years
                  in the periods ended December 31, 1999, 1998 and 1997 ........   F-4

                  Statements of Cash Flows for each of the three years in the
                  periods ended December 31, 1999, 1998 and 1997 ...............   F-5

                  Notes to Financial Statements ................................   F-6

               2. Financial Statement Schedules.

                  No financial statement schedules are required.

               3. Exhibits.

Exhibit
Number          Description
------          -----------
3.1             Intentionally omitted
3.2             Amended and Restated Bylaws of the Company(14)
3.3             Amended and Restated Certificate of Incorporation of the Company(14)
4.0             Rights Agreement dated as of December 3, 1998 between the Company and
                American Stock Transfer & Trust Company(11)
4.1             Certificate of Designation, Preferences and Rights of Series A Junior
                Participating Preferred Stock of the Company(13)
10.1            Intentionally omitted
10.2            Stock Option Agreement dated February 4, 1993 entitling Joseph
                Stemler to purchase 35,000 shares of Common Stock(1)*
10.3            Intentionally omitted
10.4            Intentionally omitted
10.5            Intentionally omitted
10.6            Steven B. Engle Employment Agreement(1), Amendment No. 1(9) and
                Amendment No. 2(15)*
10.7            Form of Directors and Officers Indemnification Agreement(1)
10.8            Intentionally omitted
10.9            Intentionally omitted
10.10           Option and Collaborative Research Agreement dated June 10, 1991 regarding certain compounds for potential treatment of muscular dystrophies or myasthenia gravis between the Company and CepTor
                Corporation(1)
10.11           Intentionally omitted
10.12           Intentionally omitted
10.13           Form of Employee Invention and Confidential Information Agreement(1)
10.14           Industrial Real Estate Lease(1)
10.15           Intentionally omitted
10.16           Master Lease Agreement dated June 22, 1993 with Aberlyn Capital
                Management Limited Partnership ("ACM") and related Agreements to Issue
                Warrant with Warrants issued to ACM and Aberlyn Holding Company, Inc.(1)
10.17           La Jolla Pharmaceutical Company 1989 Incentive Stock Option Plan and
                1989 Nonstatutory Stock Option Plan(1)*
10.18           Form of Stock Option Agreement under the 1989 Nonstatutory Stock Option
                Plan(1)
10.19           Amended La Jolla Pharmaceutical Company 1994 Incentive Stock Option
                Plan(13)*
10.20           Intentionally omitted
10.21           Letter of Agreement dated June 7, 1993 between the Company and
                Vector Securities International regarding Vector's engagement as financial advisor to the Company with respect to potential corporate strategic alliances(1)
10.22           Intentionally omitted

10.23           Intentionally omitted
10.24           Intentionally omitted
10.25           Second Amendment to Lease dated June 30, 1994 by and between the Company and BRE Properties, Inc.(2)
10.26           Intentionally omitted
10.27           Third Amendment to Lease dated January 26, 1995 by and between the
                Company and BRE Properties, Inc.(3)
10.28           Intentionally omitted
10.29           Master Lease Agreement dated September 13, 1995 by and between the
                Company and Comdisco Electronics Group(4)
10.30           Intentionally omitted
10.31           Agreement dated September 22, 1995 between the Company and Joseph
                Stemler regarding option vesting(5)*
10.32           Intentionally omitted
10.33           Building Lease Agreement effective November 1, 1996 by and between the
                Company and WCB II-S BRD Limited Partnership(6)
10.34           Master Lease Agreement dated December 20, 1996 by and between the
                Company and Transamerica Business Credit Corporation(8)
10.35           License and Supply Agreement dated December 23, 1996  by and between the
                Company and Abbott Laboratories(7),(8)
10.36           Stock Purchase Agreement dated December 23, 1996 by and between the
                Company and Abbott Laboratories(8)
10.37           Intentionally omitted
10.38           Master Lease Agreement No. 2 dated June 23, 1998 by and between the
                Company and Transamerica Business Credit Corporation(10)
10.39           William J. Welch Employment Agreement and Attachment A(12)*
10.40           Supplement to employment offer letter for Matthew Linnik, Ph.D.(15)*
23.1            Consent of Independent Auditors(15)
27              Financial Data Schedule(15)

---------------
 *   This exhibit is a management contract or compensatory plan or arrangement.
(1) Previously filed with the Company's Registration Statement on Form S-1 (No. 33-76480) as declared effective by the Securities and Exchange Commission on June 3, 1994.
(2) Previously filed with the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1994 and incorporated by reference herein.
(3) Previously filed with the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995 and incorporated by reference herein.
(4) Previously filed with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995 and incorporated by reference herein.
(5) Previously filed with the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated by reference herein.
(6) Previously filed with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996 and incorporated by reference herein.
(7) Portions of the Exhibit 10.35 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(8) Previously filed with the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated by reference herein.
(9) Previously filed with the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997 and incorporated by reference herein.
(10) Previously filed with the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998 and incorporated by reference herein.
(11) Previously filed with the Company's Registration Statement on Form 8-A (No. 000-24274) as filed with the Securities and Exchange Commission on December 4, 1998.
(12) Previously filed with the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference herein
(13) Previously filed with the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein.
(14) Previously filed with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein.
(15) Filed herein.



         (b) Reports on Form 8-K:

             None.

                         Report of Independent Auditors



The Board of Directors and Stockholders
La Jolla Pharmaceutical Company

We have audited the accompanying balance sheets of La Jolla Pharmaceutical Company as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of La Jolla Pharmaceutical Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.




                                                     ERNST & YOUNG LLP


San Diego, California
February 11, 2000

                         La Jolla Pharmaceutical Company

                                 Balance Sheets

                  (In thousands, except share and per share data)

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                  1999            1998
                                                                --------        --------
ASSETS
Current assets:
  Cash and cash equivalents                                     $  4,409        $ 11,176
  Short-term investments                                           6,994          12,174
  Other current assets                                               464             517
                                                                --------        --------
    Total current assets                                          11,867          23,867

Property and equipment, net                                          658             659

Patent costs and other assets, net                                 1,518           1,289
                                                                --------        --------
                                                                $ 14,043        $ 25,815
                                                                ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $    225        $  1,254
  Accrued expenses                                                   520             575
  Accrued payroll and related expenses                               262             355
  Current portion of obligations under capital leases                199               3
  Deferred revenue - related party                                     -           1,769
                                                                --------        --------
    Total current liabilities                                      1,206           3,956

Noncurrent portion of obligations under capital leases                44               -

Commitments

Stockholders' equity:
Preferred stock, $.01 par value; 8,000,000 shares
  authorized, no shares issued or outstanding                          -               -
Common stock, $.01 par value; 100,000,000 shares
  authorized, 20,204,424 and 20,106,303 shares
  issued and outstanding at December 31, 1999 and
  1998, respectively                                                 202             201
Additional paid-in capital                                        84,358          84,276
Accumulated deficit                                              (71,767)        (62,618)
                                                                --------        --------
    Total stockholders' equity                                    12,793          21,859
                                                                --------        --------
                                                                $ 14,043        $ 25,815
                                                                ========        ========

See accompanying notes.

                         La Jolla Pharmaceutical Company

                            Statements of Operations

                      (In thousands, except per share data)



                                                          YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                   1999            1998            1997
                                                 --------        --------        --------
Revenues:
  Revenue from collaborative agreement -
    related party                                $  4,690        $  8,600        $  9,860

Expenses:
  Research and development                         11,686          14,627          14,676
  General and administrative                        2,944           3,076           2,937
                                                 --------        --------        --------
    Total expenses                                 14,630          17,703          17,613

                                                 --------        --------        --------
Loss from operations                               (9,940)         (9,103)         (7,753)

Interest expense                                      (20)             (6)            (56)
Interest income                                       811           1,232           1,441

                                                 --------        --------        --------
Net loss                                         $ (9,149)       $ (7,877)       $ (6,368)
                                                 ========        ========        ========

Basic and diluted net loss per share             $  (0.45)       $  (0.42)       $  (0.36)
                                                 ========        ========        ========

Shares used in computing basic and diluted
  net loss per share                               20,135          18,649          17,547
                                                 ========        ========        ========

See accompanying notes.

                         La Jolla Pharmaceutical Company


                       Statements of Stockholders' Equity

              For the Years Ended December 31, 1997, 1998 and 1999



(In thousands)                                    COMMON STOCK           ADDITIONAL                                        TOTAL
                                            -----------------------       PAID-IN         DEFERRED       ACCUMULATED   STOCKHOLDERS'
                                             SHARES         AMOUNT         CAPITAL      COMPENSATION       DEFICIT         EQUITY
                                            --------       --------       --------      ------------      ---------       --------
Balance at December 31, 1996                  17,279       $    173       $ 76,307        $   (169)       $(48,373)       $ 27,938
  Issuance of common stock                       831              8          3,852               -               -           3,860
  Issuance of common stock under
     Employee Stock Purchase Plan                 41              1            150               -               -             151
  Exercise of stock options                        9              -             11               -               -              11
  Amortization of deferred compensation            -              -              -             123               -             123
  Adjustment to deferred compensation
     for terminations                              -              -            (16)             16               -               -
  Net loss                                         -              -              -               -          (6,368)         (6,368)
                                            --------       --------       --------        --------        --------        --------
Balance at December 31, 1997                  18,160            182         80,304             (30)        (54,741)         25,715
  Issuance of common stock                     1,538             15          3,767               -               -           3,782
  Issuance of common stock under
     Employee Stock Purchase Plan                 43              -            128               -               -             128
  Exercise of stock options                      365              4             85               -               -              89
  Amortization of deferred compensation            -              -              -              22               -              22
  Adjustment to deferred compensation
     for terminations                              -              -             (8)              8               -               -
  Net loss                                         -              -              -               -          (7,877)         (7,877)
                                            --------       --------       --------        --------        --------        --------
Balance at December 31, 1998                  20,106            201         84,276               -         (62,618)         21,859
   Issuance of common stock under
      Employee Stock Purchase Plan                78              1             53               -               -              54
   Exercise of stock options                      20              -             29               -               -              29
   Net loss                                        -              -              -               -          (9,149)         (9,149)
                                            --------       --------       --------        --------        --------        --------
Balance at December 31, 1999                  20,204       $    202       $ 84,358         $     -        $(71,767)       $ 12,793
                                            ========       ========       ========        ========        ========        ========

See accompanying notes.

                         La Jolla Pharmaceutical Company

                            Statements of Cash Flows

                                 (In thousands)

                                                                    YEARS ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                              1999            1998            1997
                                                            --------        --------        --------
OPERATING ACTIVITIES
Net loss                                                    $ (9,149)       $ (7,877)       $ (6,368)
Adjustments to reconcile net loss to net cash used
  for operating activities:
    Depreciation and amortization                                357             367             642
    Write-off of patent costs                                      -               -               7
    Write-off of property and equipment                            -               8              76
    Deferred compensation amortization                             -              22             123
    Changes in operating assets and liabilities:
      Receivable - related party                                   -               -           4,000
      Other current assets                                        53             141             434
      Accounts payable and accrued expenses                   (1,084)           (307)           (509)
      Accrued payroll and related expenses                       (93)            (22)             83
      Deferred revenue - related party                        (1,769)            492           1,277
                                                            --------        --------        --------
         Net cash used for operating activities              (11,685)         (7,176)           (235)

INVESTING ACTIVITIES
Purchases of short-term investments                          (12,289)        (20,576)        (21,842)
Sales of short-term investments                                6,667           2,500           5,493
Maturities of short-term investments                          10,802          20,881          18,991
Additions to property and equipment                             (180)            (55)           (124)
Deletions to property and equipment                              275               -               -
Increase in patent costs and other assets                       (275)           (258)           (250)
                                                            --------        --------        --------
         Net cash provided by investing activities             5,000           2,492           2,268

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                        83             217             162
Net proceeds from issuance of common stock to related
  party                                                            -           3,782           3,860
Payments on obligations under capital leases                    (165)           (138)           (669)
                                                            --------        --------        --------
         Net cash (used for) provided by financing
         activities                                              (82)          3,861           3,353

                                                            --------        --------        --------
(Decrease) increase in cash and cash equivalents              (6,767)           (823)          5,386
Cash and cash equivalents at beginning of period              11,176          11,999           6,613
                                                            --------        --------        --------
Cash and cash equivalents at end of period                  $  4,409        $ 11,176        $ 11,999
                                                            ========        ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                               $     20        $      6        $     56
                                                            ========        ========        ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Capital lease obligations incurred for property and
  equipment                                                 $    405        $      -        $      -
                                                            ========        ========        ========
Adjustment to deferred compensation for terminations        $      -        $      8        $     16
                                                            ========        ========        ========

See accompanying notes.

                        La Jolla Pharmaceutical Company
                         Notes to Financial Statements

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

La Jolla Pharmaceutical Company (the "Company") is a biopharmaceutical company focused on the research and development of highly specific therapeutics for the treatment of certain life-threatening antibody-mediated diseases. These diseases, including autoimmune conditions such as systemic lupus erythematosus ("lupus") and antibody-mediated stroke, are caused by abnormal B cell production of antibodies that attack healthy tissues. Current therapies for these autoimmune disorders target the symptoms of the disease or nonspecifically suppress the normal operation of the immune system, frequently resulting in severe, adverse side effects and hospitalization. The Company's drug candidates, called Toleragens(R), are designed to treat the underlying cause of many antibody-mediated diseases without these severe, adverse side effects. The Company's clinical drug candidate is known as LJP 394, a lupus treatment drug.

All of the Company's revenues to date have been primarily derived from its former collaborative agreement with Abbott Laboratories ("Abbott"), a related party (See Note 2). As part of its planned business operations, the Company seeks to pursue collaborations with pharmaceutical companies in an effort to access their research, drug development, manufacturing and financial resources. Prior to generating product revenues, the Company must complete the development of its products, including several years of clinical testing, and receive regulatory approvals prior to selling these products commercially. There can be no assurance that the Company's product development efforts with respect to LJP 394 or any other drug candidate will be successfully completed, that required regulatory approvals will be obtained, or that any product, if introduced, will be successfully marketed or achieve commercial acceptance. In addition, there can be no assurance that the Company can successfully manufacture and market any such products at prices that would permit the Company to operate profitably. In May 1999, Abbott and the Company elected to stop enrollment and treatment of the more than 200 patients enrolled in the jointly conducted Phase II/III clinical trial of LJP 394. In September 1999, Abbott and the Company terminated their agreement and all rights to LJP 394 were returned to the Company.

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

RECLASSIFICATION

Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with the 1999 presentation.

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

CONCENTRATION OF RISK

Cash, cash equivalents and short-term investments are financial instruments which potentially subject the Company to concentrations of credit risk. The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. The Company invests its excess cash in United States Government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification of its cash investments and their maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. To date, the Company has not experienced any impairment losses on its cash, cash equivalents and short-term investments.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective January 1, 2001. The adoption of this statement is not expected to have a significant effect on the financial position or results of operations of the Company.

                        La Jolla Pharmaceutical Company
                         Notes to Financial Statements


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (primarily five years). Leasehold improvements and equipment under capital leases are stated at cost and amortized on a straight-line basis over the shorter of the estimated useful life or the lease term.

Property and equipment is comprised of the following (in thousands):

                                                            DECEMBER 31,
                                                        1999           1998
                                                       -------        -------
Laboratory equipment                                   $ 3,279        $ 2,972
Computer equipment                                         297            291
Furniture and fixtures                                     108            134
Leasehold improvements                                     702            718
                                                       -------        -------
                                                         4,386          4,115
Less:  Accumulated depreciation and amortization        (3,728)        (3,456)
                                                       -------        -------
                                                       $   658        $   659
                                                       =======        =======

IMPAIRMENT OF LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company also records the assets to be disposed of at the lower of their carrying amount or fair value less cost to sell. To date, the Company has not experienced any impairment losses on its long-lived assets used in operations. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and accordingly, the Company has not recognized any impairment losses as of December 31, 1999.

PATENTS

The Company has filed several patent applications with the United States Patent and Trademark Office and in foreign countries. Legal costs and expenses incurred in connection with pending patent applications have been deferred. Costs related to successful patent applications are amortized using the straight-line method over the lesser of the remaining useful life of the related technology or the remaining patent life, commencing on the date the patent is issued. Accumulated amortization at December 31, 1999 and 1998 was $166,000 and $120,000, respectively. Deferred costs related to patent applications are charged to operations at the time a determination is made not to pursue such applications.

                        La Jolla Pharmaceutical Company
                         Notes to Financial Statements

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

As allowed under Statement of Financial Accounting Standard No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, if the exercise price of the Company's employee and director stock options equals or exceeds the deemed fair value of the underlying stock on the date of grant, no compensation expense is recognized.

When the exercise price of the employee or director stock options is less than the deemed fair value of the underlying stock on the grant date, the Company records deferred compensation for the difference and amortizes this amount to expense in accordance with FASB Interpretation No. 28 over the vesting period of the options. Options or stock awards issued to non-employees have been determined in accordance with SFAS 123 and EITF 96-18. Deferred charges for options granted to non-employees are periodically remeasured as the options vest.

REVENUE RECOGNITION

Revenue from collaborative agreements typically consists of ongoing research and development funding and milestone, royalty and other payments. Revenue from ongoing research and development funding is recorded as the expenses are incurred. Revenue from milestone, royalty and other payments will be recognized as earned. Payments received in advance under these agreements are recorded as deferred revenue until earned. The Company believes that the deferral of up-front fees received in connection with collaborative agreements would not have a material impact on the Company's financial statements as of December 31, 1999.

NET LOSS PER SHARE

Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the periods in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share". As the Company has incurred a net loss for all three years presented, stock options and warrants are not included in the computation of net loss per share since their effect is anti-dilutive.

COMPREHENSIVE LOSS

Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income (Loss)" ("SFAS 130"), requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income
(loss) is defined as the change in equity during the period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss). The Company's comprehensive net loss and net loss are the same and therefore the adoption of SFAS 130 did not have an impact on the financial statements.

                        La Jolla Pharmaceutical Company
                         Notes to Financial Statements

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT INFORMATION

On January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 131, "Segment Information" ("SFAS 131"). SFAS 131 redefines segments and requires companies to report financial and descriptive information about their operating segments. The Company has determined that it operates in one business segment.

2.  COLLABORATIVE AGREEMENTS

In December 1996, the Company entered into a collaborative agreement with Abbott, a diversified health-care company. Under this agreement, in exchange for an exclusive, worldwide license to market and sell LJP 394, Abbott agreed to pay an initial license fee of $4,000,000 upon signing, and agreed to fund the development of the Company's lupus drug candidate, LJP 394, in accordance with a mutually agreed upon budget, and to make certain payments to the Company upon the attainment of specific milestones, as well as royalty and sales incentive payments to the Company on sales of LJP 394. The Company retained worldwide manufacturing rights and ownership rights of all of its patents relating to the drug. Under a separate stock purchase agreement, Abbott also purchased common stock of the Company in December 1996, September 1997 and October 1998 for an aggregate purchase price of $4,000,000 on each date. Both Abbott and the Company had the right to terminate the collaborative agreement under certain circumstances. In September 1999, Abbott and the Company terminated this collaborative agreement and all rights to LJP 394 were returned to the Company following the May 1999 suspension of the jointly conducted Phase II/III clinical trial of LJP 394.

Under the collaborative agreement with Abbott, the Company incurred research and development costs of approximately $4,690,000, $8,600,000 and $9,860,000 during the years ended December 31, 1999, 1998 and 1997, respectively, for the development of LJP 394. In 1999, the Company recorded revenue of $4,690,000 from Abbott for the development of LJP 394, of which $2,921,000 was received in cash in 1999 and $1,769,000 was revenue recognized from previously deferred revenue. In 1998, the Company received $9,077,000 from Abbott for the development of LJP 394, of which $8,600,000 was recorded as revenue. In 1997, the Company received $11,137,000 from Abbott for the development of LJP 394, of which $9,860,000 was recorded as revenue.

3.  RESTRUCTURING CHARGES

As a result of the termination of the Company's collaborative agreement with Abbott in September 1999, the Company restructured its operations in order to reduce expenses and to focus its resources on its remaining potential drug candidates. In September 1999, the Company recorded estimated restructuring charges of approximately $742,000. The restructuring was completed in December 1999 and actual charges recorded were approximately $640,000, which are included in both research and development and general and administrative expense, representing termination benefits paid to 38 employees.

                        La Jolla Pharmaceutical Company
                         Notes to Financial Statements

4.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following is a summary of the estimated fair value of available-for-sale securities (in thousands):

                                                   DECEMBER 31,
                                                1999          1998
                                              -------       -------
Money market accounts                         $   570       $ 1,117
United States corporate debt securities         4,899        16,181
Government-asset-backed securities              4,500         5,000
                                              -------       -------
                                              $ 9,969       $22,298
                                              =======       =======

As of December 31, 1999 and 1998, the difference between cost and estimated fair value of available-for-sale securities was not significant. Included in cash and cash equivalents at December 31, 1999 and 1998 were $2,975,000 and $10,124,000, respectively, of securities classified as available-for-sale. As of December 31, 1999, available-for-sale securities of $9,969,000 mature in one year or less.

5.  COMMITMENTS

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

The Company leases certain equipment under capital leases. The total amount of equipment financed under these capital leases as of December 31, 1999 was $564,000.

The Company leases certain other equipment and leasehold improvements under operating leases. As of December 31, 1999, the total amount of equipment and leasehold improvements financed under these operating leases was $5,908,000.

                        La Jolla Pharmaceutical Company
                         Notes to Financial Statements

5.  COMMITMENTS (CONTINUED)

Annual future minimum lease payments as of December 31, 1999, which include $885,000 for the effect of exercising the facility operating lease cancellation option, are as follows (in thousands):

                                                                OPERATING       CAPITAL
YEARS ENDED DECEMBER 31,                                          LEASES        LEASES
------------------------                                        ----------     ---------
2000                                                            $    3,145     $     205
2001                                                                 1,475            44
2002                                                                   434            --
2003                                                                    18            --
2004                                                                    --            --
                                                                ----------     ---------
Total                                                           $    5,072           249
                                                                ==========
Less amount representing interest                                                     (6)
                                                                               ---------
Present value of net minimum lease payments                                          243
Less current portion                                                                (199)
                                                                               ---------
Noncurrent portion of capital lease obligations                                $      44
                                                                               =========

Rent expense under all operating leases totaled $2,360,000, $2,179,000, and $1,853,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Equipment acquired under capital leases included in property and equipment totaled $233,000 and $44,000 (net of accumulated amortization of $331,000 and $152,000) at December 31, 1999 and 1998, respectively.

6.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

As of December 31, 1999, the Company is authorized to issue 8,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series.

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

COMMON STOCK

In May 1999, the Company increased the number of shares of common stock the Company is authorized to issue to 100,000,000 shares with a par value of $0.01 per share.

                        La Jolla Pharmaceutical Company
                         Notes to Financial Statements

6.  STOCKHOLDERS' EQUITY (CONTINUED)

WARRANTS

In connection with the Company's initial public offering ("IPO") in June 1994, including the conversion of the principal and accrued interest on stockholder bridge notes, the Company issued 3,823,517 redeemable warrants. The redeemable warrant holders are entitled to purchase one-half of one share of common stock for each warrant at an exercise price of $3.00 per one-half share. In May 1999, the Company extended the expiration date of these warrants to June 3, 2000. The Company is entitled to redeem the warrants on not less than 30 days written notice at $0.05 per warrant if the average closing bid price of the common stock exceeds 150% of the then-effective warrant exercise price for one share of common stock, over a period of 20 consecutive trading days, ending within 15 days of the date of notice of redemption. At December 31, 1999, 3,822,617 redeemable warrants were outstanding to purchase 1,911,309 shares of common stock.

The terms of the stockholder bridge notes also provided for the granting of additional warrants to the holders. Those additional warrants permit the holders to purchase 166,697 shares of common stock at $5.00 per share. In May 1999, the Company extended the expiration date of these warrants to June 3, 2000. At December 31, 1999, warrants to purchase 154,460 shares of common stock were outstanding.

Also in connection with the IPO, the Underwriter was granted the option to purchase up to 260,000 additional shares of common stock and 260,000 redeemable warrants to purchase one-half of one share of common stock at an exercise price of $3.60 per one-half share. In May 1999, the Company extended the expiration date of the purchase option to June 3, 2000. At December 31, 1999, warrants to purchase 130,000 shares of common stock were outstanding.

As of December 31, 1999, 4,237,077 warrants were outstanding and 2,195,769 shares of common stock are reserved for issuance upon exercise of warrants.

STOCK OPTION PLANS

In May 1989, the Company adopted the 1989 Stock Option Plan and the 1989 Nonstatutory Stock Option Plan (the "1989 Plan"), under which 904,000 shares of common stock have been authorized for issuance upon exercise of options granted by the Company. The 1989 Plan expired in 1999.

In June 1994, the Company adopted the 1994 Stock Incentive Plan (the "1994 Plan"), under which 2,500,000 shares of common stock have been authorized for issuance upon exercise of options granted by the Company. The 1994 Plan provides for the grant of incentive and non-qualified stock options, as well as other stock-based awards, to employees, consultants and advisors of the Company with various vesting periods as determined by the compensation committee, as well as automatic fixed grants to non-employee directors of the Company.

                        La Jolla Pharmaceutical Company
                         Notes to Financial Statements

6.  STOCKHOLDERS' EQUITY (CONTINUED)

A summary of the Company's stock option activity and related data follows:

                                                              OUTSTANDING OPTIONS
                                                         -----------------------------

                                        AVAILABLE        NUMBER OF         PRICE PER
                                        FOR GRANT          SHARES             SHARE
                                       ----------        ----------        -----------
Balance at December 31, 1996              327,542         1,715,084        $1.00-$8.31
    Additional shares authorized          500,000                --                 --
    Granted                              (312,700)          312,700        $4.00-$5.38
    Exercised                                  --            (8,620)       $1.00-$4.31
    Cancelled                              56,101           (56,101)       $1.00-$7.88
                                       ----------        ----------
Balance at December 31, 1997              570,943         1,963,063        $1.00-$8.31
    Granted                              (723,800)          723,800        $2.41-$4.38
    Exercised                                  --          (364,903)       $1.00-$3.75
    Cancelled                             388,192          (388,192)       $1.00-$7.88
                                       ----------        ----------
Balance at December 31, 1998              235,335         1,933,768        $1.00-$8.31
    Additional shares authorized          750,000                --                 --
    Expired                              (225,743)               --                 --
    Granted                              (905,206)          905,206        $0.34-$4.81
    Exercised                                  --           (19,919)       $1.00-$4.75
    Cancelled                             559,204          (559,204)       $1.00-$7.88
                                       ----------        ----------
Balance at December 31, 1999              413,590         2,259,851        $0.34-$8.31
                                       ==========        ==========

                                                           YEARS ENDED DECEMBER 31,
                                         1999                        1998                         1997
                              ------------------------------------------------------------------------------------
                                               WEIGHTED-                     WEIGHTED                      WEIGHTED-
                                               AVERAGE                       AVERAGE                       AVERAGE
                                               EXERCISE                      EXERCISE                     EXERCISE
                                OPTIONS         PRICE        OPTIONS          PRICE        OPTIONS         PRICE
                              ----------        -----       ----------        -----       ----------        -----
Outstanding - beginning
 of year                       1,933,768        $3.75        1,963,063        $3.25        1,715,084        $3.00
Granted                          905,206        $0.64          723,800        $3.54          312,700        $4.82
Exercised                        (19,919)       $1.49         (364,903)       $1.06           (8,620)       $1.38
Forfeited                       (559,204)       $3.89         (388,192)       $3.37          (56,101)       $4.55
                               ---------                     ---------                     ---------
Outstanding - end of
year                           2,259,851        $2.49        1,933,768        $3.75        1,963,063        $3.25
                               =========                     =========                     =========

Exercisable at end of
year                           1,660,777        $2.43          879,502        $3.55        1,171,376        $2.43

Expired                          225,743        $1.00                -            -                -            -
Weighted-average fair
 value of options
 granted during the year           $0.52                         $1.62                         $2.72


                        La Jolla Pharmaceutical Company
                         Notes to Financial Statements

6.  STOCKHOLDERS' EQUITY (CONTINUED)

Exercise prices and weighted-average remaining contractual lives for the options outstanding as of December 31, 1999 follow:


                                       WEIGHTED-
                                        AVERAGE       WEIGHTED-                       WEIGHTED-
                                       REMAINING       AVERAGE                        AVERAGE
     OPTIONS           RANGE OF       CONTRACTUAL      EXERCISE        OPTIONS        EXERCISE
   OUTSTANDING     EXERCISE PRICES        LIFE          PRICE        EXERCISABLE       PRICE
------------------ ----------------- --------------- ------------- ---------------- -------------
      119,786           $0.34             9.84          $0.34             83,621       $0.34
      732,020           $0.48             9.74          $0.48            561,056       $0.48
      666,745       $1.00 - $3.63         7.07          $2.65            419,188       $2.20
      469,400       $3.75 - $4.75         6.67          $4.22            350,212       $4.18
      271,900       $4.88 - $8.31         6.70          $5.49            246,700       $5.47
------------------                                                 ----------------
    2,259,851       $0.34 - $8.31         7.95          $2.49          1,660,777       $2.43
==================                                                 ================

At December 31, 1999, the Company has reserved 2,666,635 shares of common stock for future issuance under the 1989 and 1994 Plans.

EMPLOYEE STOCK PURCHASE PLAN

Effective August 1, 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan") which was amended in July 1996. Under the amended Purchase Plan, a total of 300,000 shares of common stock are reserved for sale to full-time employees with six months of service. Employees may purchase common stock under the Purchase Plan every six months (up to but not exceeding 10% of each employee's earnings) over the offering period at 85% of the fair market value of the common stock at certain specified dates. The offering period may not exceed 24 months. For the year ended December 31, 1999, 78,202 shares of common stock had been issued under the Purchase Plan (43,191 shares for the year ended December 31, 1998). To date, 189,893 shares of common stock have been issued under the Purchase Plan and 110,107 shares of common stock are available for issuance.


                                                               YEARS ENDED DECEMBER 31,
                                                           1999          1998          1997
                                                       -----------------------------------------
Weighted-average fair value of employee stock
purchase plan purchases                                   $0.91         $1.54         $1.87

                        La Jolla Pharmaceutical Company
                         Notes to Financial Statements

6.  STOCKHOLDERS' EQUITY (CONTINUED)

STOCK-BASED COMPENSATION

Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock plans granted after December 31, 1994 under the fair value method of that statement. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rate of 6.8%, 4.8% and 5.5%; volatility factor of the expected market price of the Company's common stock of 1.09, 0.60 and 0.60; and a dividend yield of 0% and a weighted-average expected life of five years for all three years presented.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for net loss per share information):

                                                   YEARS ENDED DECEMBER 31,
                                          1999               1998               1997
                                      -----------        -----------        -----------
Pro forma net loss                    $    (9,985)       $    (8,500)       $    (6,873)
                                      ===========        ===========        ===========

Pro forma basic and diluted net
loss per share                        $     (0.50)       $     (0.46)       $     (0.39)
                                      ===========        ===========        ===========

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

                        La Jolla Pharmaceutical Company
                         Notes to Financial Statements

6.  STOCKHOLDERS' EQUITY (CONTINUED)

The Rights have no voting privileges and are attached to and automatically trade with the Company's common stock. The Rights expire on December 2, 2008.

7.  401(k) PLAN

The Company has established a 401(k) defined contribution retirement plan (the "401(k) Plan"), which was amended in July 1997, to cover all employees with six months of service. The 401(k) Plan provides for voluntary employee contributions up to 20% of annual compensation (as defined). The Company does not match employee contributions or otherwise contribute to the 401(k) Plan.

8.  INCOME TAXES

At December 31, 1999, the Company had federal and California income tax net operating loss carryforwards of approximately $68,789,000 and $8,297,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes and the 50% percent limitation on California loss carryforwards. The Company also had federal and California research tax credit carryforwards of $3,067,000 and $1,462,000, respectively. The federal net operating loss and tax credit carryforwards will begin to expire in 2005 unless previously utilized. A portion of the California net operating loss carryforwards totaling $1,272,000 expired in 1999, and will continue to expire in 2000.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

Significant components of the Company's deferred tax assets are shown below (in thousands):

                                                        DECEMBER 31,
                                                    1999            1998
                                                  --------        --------
Deferred tax assets:
  Net operating loss carryforwards                $ 24,553        $ 21,100
  Research and development credits                   4,017           3,300
  Capitalized research and development                 416           2,800
                                                  --------        --------
Total deferred tax assets                           28,986          27,200
Valuation allowance for deferred tax assets        (28,986)        (27,200)
                                                  --------        --------
Net deferred tax assets                           $      -        $      -
                                                  ========        ========

A valuation allowance of $28,986,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

                        La Jolla Pharmaceutical Company
                         Notes to Financial Statements

9.  SUBSEQUENT EVENT

In February 2000, the Company issued 4,040,000 shares of common stock in a private placement to selected institutional investors and other accredited investors for gross proceeds of approximately $13,635,000.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LA JOLLA PHARMACEUTICAL COMPANY


                                            By: /s/ Steven B. Engle
                                                -------------------------------
February 24, 2000                           Name: Steven B. Engle

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


                    Signature                                  Title                       Date
                    ---------                                  -----                       ----
/s/ Steven B. Engle                                Chairman of the Board and         February 24, 2000
------------------------------                     Chief Executive Officer
Steven B. Engle                                    (PRINCIPAL EXECUTIVE OFFICER
                                                   AND DIRECTOR)

/s/ Gail A. Sloan                                  Controller and Secretary          February 24, 2000
------------------------------                     (PRINCIPAL FINANCIAL AND
Gail A. Sloan                                      ACCOUNTING OFFICER)

  /s/ Thomas H. Adams                              Director                          February 24, 2000
------------------------------
Thomas H. Adams, Ph.D.

  /s/ William E. Engbers                           Director                          February 24, 2000
------------------------------
William E. Engbers

  /s/ Robert A. Fildes                             Director                          February 24, 2000
------------------------------
Robert A Fildes, Ph.D.

  /s/ W. Leigh Thompson                            Director                          February 24, 2000
------------------------------
W. Leigh Thompson, M.D., Ph.D.

                         La Jolla Pharmaceutical Company

                                  Exhibit Index

Exhibit Number                              Description
--------------                              -----------
  10.6                  Steven B. Engle Employment Agreement Amendment No. 2

  10.40 Supplement to employment offer letter for Matthew Linnik, Ph.D.

  23.1                  Consent of Independent Auditors

  27                    Financial Data Schedule