Form 10-Q
period 2000-03-31
LA JOLLA PHARMACEUTICAL CO
filed 2000-05-12
CIK 920465

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

       Registrant's Telephone Number, Including Area Code: (858) 452-6600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                             -----   -----

The number of shares of the Registrant's common stock, $.01 par value, outstanding at March 31, 2000 was 24,399,613.

                         LA JOLLA PHARMACEUTICAL COMPANY
                                    FORM 10-Q

                                QUARTERLY REPORT

                                      INDEX

COVER PAGE .......................................................................................  1

INDEX ............................................................................................  2

PART I.  FINANCIAL INFORMATION

       ITEM 1.  Financial Statements

       Balance Sheets as of March 31, 2000 (Unaudited) and December 31, 1999 .....................  3

       Statements of Operations (Unaudited) for the three months ended March 31, 2000 and 1999 ...  4

       Statements of Cash Flows (Unaudited) for the three months ended March 31, 2000 and 1999 ...  5

       Notes to Financial Statements (Unaudited) .................................................  6

       ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations ...........................................................  7

       ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ....................... 10


PART II.  OTHER INFORMATION

       ITEM 2.  Changes in Securities and Use of Proceeds ........................................ 11

       ITEM 6.  Exhibits and Reports on Form 8-K ................................................. 11


SIGNATURE ........................................................................................ 12

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                         LA JOLLA PHARMACEUTICAL COMPANY

                                 BALANCE SHEETS
                                 (in thousands)

                                                                  March 31,        December 31,
                                                                    2000               1999
                                                                ------------       ------------
                                                                (Unaudited)           (Note)
ASSETS
Current assets:
       Cash and cash equivalents                                $     12,844       $      4,409
       Short-term investments                                          8,795              6,994
       Other current assets                                              422                464
                                                                ------------       ------------
              Total current assets                                    22,061             11,867

Property and equipment, net                                              664                658
Patent costs and other assets, net                                     1,569              1,518
                                                                ------------       ------------

              Total assets                                      $     24,294       $     14,043
                                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                         $        282       $        225
       Accrued expenses                                                  658                520
       Accrued payroll and related expenses                              352                262
       Current portion of obligations under capital leases               169                199
                                                                ------------       ------------
              Total current liabilities                                1,461              1,206

Noncurrent portion of obligations under capital leases                    22                 44

Commitments

Stockholders' equity:
       Common stock                                                      244                202
       Additional paid-in capital                                     97,211             84,358
       Accumulated deficit                                           (74,644)           (71,767)
                                                                ------------       ------------
              Total stockholders' equity                              22,811             12,793
                                                                ------------       ------------

              Total liabilities and stockholders' equity        $     24,294       $     14,043
                                                                ============       ============

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete balance sheets.

See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                Three Months Ended
                                                                     March 31,
                                                          -------------------------------
                                                              2000               1999
                                                          ------------       ------------
Revenue from collaborative agreement - related party      $         --       $      1,659

Expenses:
   Research and development                                      2,435              3,175
   General and administrative                                      719                822
                                                          ------------       ------------
       Total expenses                                            3,154              3,997
                                                          ------------       ------------

Loss from operations                                            (3,154)            (2,338)

Interest expense                                                    (3)                (9)
Interest income                                                    280                252
                                                          ------------       ------------

Net loss and comprehensive net loss                       $     (2,877)      $     (2,095)
                                                          ============       ============

Basic and diluted net loss per share                      $       (.13)      $       (.10)
                                                          ============       ============

Shares used in computing basic and diluted net loss
per share                                                       22,249             20,109
                                                          ============       ============

See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                          -------------------------------
                                                                              2000               1999
                                                                          ------------       ------------
OPERATING ACTIVITIES
Net loss                                                                  $     (2,877)      $     (2,095)
Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization                                                  92                 99
     Change in operating assets and liabilities:
         Other current assets                                                       42                 75
         Accounts payable and accrued expenses                                     195               (788)
         Accrued payroll and related expenses                                       90                119
         Deferred revenue - related party                                           --                551
                                                                          ------------       ------------

              Net cash used for operating activities                            (2,458)            (2,039)

INVESTING ACTIVITIES
Increase in short-term investments                                              (1,801)              (294)
Additions to property and equipment                                                (81)               (95)
Increase in patent costs and other assets                                          (68)              (157)
                                                                          ------------       ------------

              Net cash used for investing activities                            (1,950)              (546)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                      12,895                 11
Payments on obligations under capital leases                                       (52)               (37)
                                                                          ------------       ------------

              Net cash provided by (used for) financing activities              12,843                (26)

Net increase (decrease) in cash and cash equivalents                             8,435             (2,611)
Cash and cash equivalents at beginning of period                                 4,409             11,176
                                                                          ------------       ------------

Cash and cash equivalents at end of period                                $     12,844       $      8,565
                                                                          ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                             $          3       $          9
                                                                          ============       ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Capital lease obligations incurred for property and equipment             $         --       $        228
                                                                          ============       ============

See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2000

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements of La Jolla Pharmaceutical Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2000. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1999, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

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

                         LA JOLLA PHARMACEUTICAL COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Statements regarding the Company's relationship with Abbott Laboratories ("Abbott"), Abbott's financing of development expenses, the analysis of results from pre-clinical and clinical studies, as well as La Jolla Pharmaceutical's drug candidates and drug development plans, and certain statements made in the "Recent Development" section, are forward-looking statements involving risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from those anticipated. The Company's analysis of clinical results is ongoing, and future analyses may not necessarily support conclusions to date. Clinical results are derived from a trial that was terminated prior to completion, and certain data may be incomplete. The Company's blood test to measure binding affinity for LJP 394 is experimental and has not been validated by independent laboratories. Tolerance, or the specific inactivation of pathogenic B cells, is a new technology that has not been proven. Future clinical trials of LJP 394 may have negative or inconclusive results. Further, delays in continued testing of LJP 394 and/or termination of development by the Company would result in delays or lack of government approval to market the compound. The development of LJP 394 involves many risks and uncertainties, including, without limitation, whether LJP 394 can provide a meaningful clinical benefit, and any positive results observed to date may not be indicative of future results. La Jolla Pharmaceutical's other drug candidates, including its Toleragen candidates for antibody-mediated thrombosis and for xenotransplantation, none of which has progressed to clinical trials, involve comparable risks. Readers are cautioned not to place undue reliance upon forward-looking statements, which speak only as of the date hereof, and the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described below and in other reports and registration statements of the Company filed with the Securities and Exchange Commission from time to time.

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

RECENT DEVELOPMENTS

         Late in 1999, La Jolla Pharmaceutical reported encouraging results from its continuing analysis of results from the Phase II/III trial which was suspended in May 1999. As announced on May 12, 1999, Abbott and the Company, in discussion with the Food and Drug Administration ("FDA"), elected to stop the enrollment and treatment of the more than 200 patients enrolled in the jointly conducted Phase II/III clinical trial of LJP 394, the Company's lupus drug candidate, until the data could be validated and analyzed. This announcement was made subsequent to a planned interim analysis of the Phase II/III clinical trial, wherein the independent Data Monitoring Committee reported efficacy as defined by the primary chosen endpoint, time to renal flare, was less than expected. No major safety concerns were observed, and patients receiving the experimental drug appeared to have a reduction in circulating antibodies to double-stranded DNA that are associated with lupus nephritis.

         On May 2, 2000, the Company announced that after a recent positive meeting with the FDA where the Company provided the results of their analysis of the suspended Phase II/III trial, it plans to conduct a Phase III trial of its lupus drug candidate, LJP 394. The Company expects to begin the trial in the second half of this year.

         On May 3, 2000, the Company announced additional positive results from the Phase II/III clinical trial of LJP 394. The Company completed an affinity analysis of more than 99% of the North American patients' samples that showed that 89% of the patients had high-affinity antibodies to LJP 394. With these additional patients, the significance of the clinical results increased.

OVERVIEW

         Since its inception in May 1989, the Company has devoted substantially all of its resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. The Company has never generated any revenue from product sales and has relied upon private and public investors, revenue from collaborative agreements, equipment lease financings and interest income on invested cash balances for its working capital. The Company has been unprofitable since inception and expects to incur substantial additional expenses and operating losses for at least the next several years as it increases its clinical trial and manufacturing scale-up activities including the production of LJP 394 for clinical trials, and increases its research and development expenditures on additional drug candidates, and general and administrative expenditures to support increased clinical trial, research and development and manufacturing scale-up activities. The Company's activities to date are not as broad in depth or scope as the activities it must undertake in the future and the Company's historical operations and the financial information reported below are not indicative of its future operating results or financial condition.

         The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and potential revenues from collaborative arrangements. Some of these fluctuations may be significant. As of March 31, 2000, the Company's accumulated deficit was approximately $74.6 million.

RESULTS OF OPERATIONS

         The Company earned no revenue from its former collaborative agreement with Abbott in the first quarter of 2000 compared to $1.7 million for the same period in 1999. All revenue earned in 1999 was attributable to funding under the Company's former collaborative agreement with Abbott for the development of LJP
394. The decrease in revenue from the first quarter of 1999 to the first quarter of 2000 is due to the fact that following the May 1999 suspension of the jointly conducted Phase II/III clinical trial of LJP 394, Abbott and the Company terminated their collaborative agreement for LJP 394 in September 1999, including any further development funding from Abbott. All rights to the compound were returned to La Jolla Pharmaceutical at that time. There can be no assurance that the Company will realize any further revenue from any other collaborative arrangement.

         For the three months ended March 31, 2000, research and development expenses decreased to $2.4 million from $3.2 million for the same period in 1999. The decrease was due to the Company's restructuring of its operations in September 1999 and the related reduction in its workforce as well as the decrease in expenses associated with the suspension of its Phase II/III clinical trial of LJP 394 in May 1999. The Company's research and development expenses are expected to increase significantly in the future as clinical trial and manufacturing scale-up activities including the production of LJP 394 for clinical trials are increased, efforts to develop additional drug candidates are intensified, and other potential products progress into and through clinical trials.

         General and administrative expenses decreased to $719,000 for the three months ended March 31, 2000, from $822,000 for the same period in 1999. The decrease was due to the reduction in investor relations activities. The Company expects general and administrative expenses to increase in the future in order to support increased clinical trial, manufacturing scale-up and research and development activities.

         Interest income of $280,000 for the three months ended March 31, 2000 increased from $252,000 for the same period in 1999. The increase in interest income was due to higher investment balances as a result of the sale of 4,040,000 shares of common stock to private investors for net proceeds of $12.7 million. For the three months ended March 31, 2000, interest expense decreased to $3,000 from $9,000 for the same period in 1999. The decrease in interest expense was the result of decreases in the Company's capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, the Company had incurred a cumulative net loss since inception of approximately $74.6 million, and had financed its operations through private and public offerings of its securities, payments from collaborative agreements, capital and operating lease transactions, and interest income on its invested cash balances. As of March 31, 2000, the Company had raised $96.7 million in net proceeds since inception from sales of equity securities.

         At March 31, 2000, the Company had $21.6 million in cash, cash equivalents and short-term investments, as compared to $11.4 million at December 31, 1999. The Company's working capital at March 31, 2000 was $20.6 million, as compared to $10.7 million at December 31, 1999. The increase in cash, cash equivalents and short-term investments as well as working capital resulted from the sale of 4,040,000 shares of the Company's common stock to private investors for net proceeds of $12.7 million in February 2000 offset by the continued use of the Company's cash towards operating activities, patent expenditures and the purchase of property and equipment. The Company invests its cash in corporate and United States Government-backed debt instruments.

         As of March 31, 2000, the Company had acquired an aggregate of $4.5 million in property and equipment, of which approximately $564,000 of total property and equipment costs are financed under capital lease obligations. In addition, the Company leases its office and laboratory facilities and certain property and equipment under operating leases. The Company has no material commitments for the acquisition of property and equipment. However, the Company anticipates increasing its investment in property and equipment in connection with the enhancement of its research and development and manufacturing facilities and capabilities, as well as its pending Phase III trial.

         After the recent meeting with the FDA, the Company decided to conduct a Phase III trial, scheduled to begin in the second half of this year. The Company will need to obtain substantial additional capital to fund this trial. There can be no assurance that such funding will be available on acceptable terms, if at all. The Company intends to use its financial resources to fund clinical trials and manufacturing sacle-up activities including the production of LJP 394 for clinical trials, research and development efforts, and for working capital and other general corporate purposes. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the results of clinical trials, the analysis of the Phase II/III clinical trial data, the timing of any regulatory applications and approvals, and technological developments. Expenditures will also depend upon the establishment and progression of collaborative arrangements and contract research as well as the availability of other financings. There can be no assurance that these funds will be available on acceptable terms, if at all.

         The Company anticipates that its existing capital and interest earned thereon will be sufficient to fund the Company's operations as currently planned into 2001. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the size and complexity of these programs, the scope and results of clinical trials, the analysis of data from the Phase II/III clinical trial, the time and costs involved in applying for any regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, ability to establish and maintain collaborative relationships or raise additional equity financing, and the cost of manufacturing scale-up and effective commercialization activities and arrangements. The Company expects to incur significant net operating losses each year for at least the next several years as it expands its current research and development programs, including clinical trials and manufacturing scale-up activities, and increases its general and administrative expenses to support a larger, more complex organization. It is possible that the Company's cash requirements will exceed current projections and that the Company will therefore need additional financing sooner than currently expected.

         The Company has no current means of generating cash flow from operations. The Company's lead drug candidate, LJP 394, will not generate revenues, if at all, until it has been proven safe and effective, has received regulatory approval and has been successfully commercialized, a process that is expected to take at least the next several years. The Company's other drug candidates are at earlier stages of development than LJP 394. There can be no assurance that the Company's product development efforts with respect to LJP 394 or any other drug candidate will be successfully completed, that required regulatory approvals will be obtained, or that any product, if introduced, will be successfully marketed or achieve commercial acceptance. Accordingly, the Company must continue to rely upon outside sources of financing to meet its capital needs for the foreseeable future.

         The Company anticipates increasing expenditures on the clinical trials and manufacturing scale-up activities as well as the development of other drug candidates and, over time, the Company's consumption of cash will necessitate obtaining additional sources of financing. Furthermore, the Company has no internal sources of liquidity, and termination of the Abbott arrangement has ended the Company's principal means of generating cash from operations.

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

IMPACT OF YEAR 2000

         As a result of our planning and implementation efforts for the year 2000, we have experienced no significant disruptions in our mission critical information technology and non-information technology systems and we believe those systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


         On February 17, 2000, the Company completed a series of private transactions in which it issued a total of 4,040,000 shares of its common stock to private investors for an aggregate price of $13.6 million. The sale was a privately negotiated sale to accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The shares were sold without registration under the Act in reliance on Rule 506. The sale was made for the purpose of financing working capital. On February 28, 2000, the Company filed a registration statement covering the resale of these shares on Form S-3 which registration statement was declared effective on March 8, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

Exhibit
Number             Description
------             -----------

3.1                Intentionally omitted

3.2                Amended and Restated Bylaws of the Company (1)

3.3                Amended and Restated Certificate of Incorporation of the Company (1)

4.0                Rights Agreement dated as of December 3, 1998 between the Company and American Stock
                   Transfer & Trust Company (2)

4.1                Certificate of Designation, Preferences and Rights of Series A Junior Participating
                   Preferred Stock of the Company (3)

27                 Financial Data Schedule (4)

-----------------

(1) Previously filed with the Company's annual report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein.
(2) Previously filed with the Company's Registration Statement on Form 8-A (No. 000-24274) as filed with the Securities and Exchange Commission on December 4, 1998.
(3) Previously filed with the Company's annual report on Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein.
(4)  Filed herein.

         (b) REPORTS ON FORM 8-K

         On April 18, 2000, the Company filed a Current Report on Form 8-K reporting the following: La Jolla Pharmaceutical Company intends to file a registration statement to register for resale the underlying shares of Company common stock for the Company's privately held warrants.

                         LA JOLLA PHARMACEUTICAL COMPANY

                                    SIGNATURE

                                 MARCH 31, 2000

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   La Jolla Pharmaceutical Company

Date:  May 11, 2000                By:         /s/ Steven B. Engle
                                     -------------------------------------------
                                        Steven B. Engle
                                        Chairman and
                                        Chief Executive Officer
                                        Signed on behalf of the Registrant

                                   By:        /s/ Gail A. Sloan
                                      ------------------------------------------
                                        Gail A. Sloan
                                        Signed as Principal Accounting Officer

                         LA JOLLA PHARMACEUTICAL COMPANY

                                INDEX TO EXHIBITS

                                                                 Sequentially
Exhibit                                                            Numbered
Number                               Exhibit                         Page
------                               -------                         ----
27          Financial Data Schedule                                   14
