Form 10-K405/A
period 1999-12-31
LA JOLLA PHARMACEUTICAL CO
filed 2000-07-19
CIK 920465

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1999

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

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

                       DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates certain information by reference from the Registrant's definitive proxy statement for its annual meeting of stockholders held on May 11, 2000, which was filed on April 10, 2000.

        The Registrant hereby amends the footnotes to the financial statements included in Item 14 of its Annual Report on Form 10-K filed on February 25, 2000 as follows:

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a) Documents filed as part of this report:

             1. Financial Statements.

                The following financial statements of La Jolla Pharmaceutical Company are included in Item 8:

                Report of Independent Auditors ........................................   F-1

                Balance Sheets at December 31, 1999 and 1998...........................   F-2

                Statements of Operations for each of the three years in the periods
                ended December 31, 1999, 1998 and 1997.................................   F-3

                Statements of Stockholders' Equity for each of the three years
                in the periods ended December 31, 1999, 1998 and 1997..................   F-4

                Statements of Cash Flows for each of the three years in the periods
                ended December 31, 1999, 1998 and 1997.................................   F-5

                Notes to Financial Statements..........................................   F-6

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

 23.1         Consent of Independent Auditors(16)

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

(15) Previously filed.

(16) Filed herein.



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




                                            ERNST & YOUNG LLP


San Diego, California
February 11, 2000

                         La Jolla Pharmaceutical Company

                                 Balance Sheets

                 (In thousands, except share and per share data)

                                                                         DECEMBER 31,
                                                                   -----------------------
                                                                     1999           1998
                                                                   --------       --------
ASSETS
Current assets:
   Cash and cash equivalents                                       $  4,409       $ 11,176
   Short-term investments                                             6,994         12,174
   Other current assets                                                 464            517
                                                                   --------       --------
     Total current assets                                            11,867         23,867

Property and equipment, net                                             658            659

Patent costs and other assets, net                                    1,518          1,289
                                                                   --------       --------
                                                                   $ 14,043       $ 25,815
                                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $    225       $  1,254
   Accrued expenses                                                     520            575
   Accrued payroll and related expenses                                 262            355
   Current portion of obligations under capital leases                  199              3
   Deferred revenue - related party                                      --          1,769
                                                                   --------       --------
     Total current liabilities                                        1,206          3,956

Noncurrent portion of obligations under capital leases                   44             --

Commitments

Stockholders' equity:
Preferred stock, $.01 par value; 8,000,000 shares authorized,
   no shares issued or outstanding                                       --             --
Common stock, $.01 par value; 100,000,000 shares authorized,
   20,204,424 and 20,106,303 shares issued and outstanding at
   December 31, 1999 and 1998, respectively                             202            201
Additional paid-in capital                                           84,358         84,276
Accumulated deficit                                                 (71,767)       (62,618)
                                                                   --------       --------
     Total stockholders' equity                                      12,793         21,859
                                                                   --------       --------
                                                                   $ 14,043       $ 25,815
                                                                   ========       ========

See accompanying notes.

                         La Jolla Pharmaceutical Company

                            Statements of Operations

                      (In thousands, except per share data)


                                                        YEARS ENDED DECEMBER 31,
                                                --------------------------------------
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

                         La Jolla Pharmaceutical Company


                       Statements of Stockholders' Equity

              For the Years Ended December 31, 1997, 1998 and 1999


(In thousands)                                      COMMON STOCK        ADDITIONAL                                      TOTAL
                                                 ------------------      PAID-IN        DEFERRED     ACCUMULATED   STOCKHOLDERS'
                                                 SHARES      AMOUNT      CAPITAL      COMPENSATION     DEFICIT         EQUITY
                                                 ------      ------     ----------    ------------   -----------   -------------
Balance at December 31, 1996                     17,279       $173       $ 76,307        $(169)       $(48,373)       $ 27,938
   Issuance of common stock                         831          8          3,852           --              --           3,860
   Issuance of common stock under Employee
    Stock Purchase Plan                              41          1            150           --              --             151
   Exercise of stock options                          9         --             11           --              --              11
   Amortization of deferred compensation             --         --             --          123              --             123
   Adjustment to deferred compensation
      for terminations                               --         --            (16)          16              --              --
   Net loss                                          --         --             --           --          (6,368)         (6,368)
                                                 ------       ----       --------        -----        --------        --------
Balance at December 31, 1997                     18,160        182         80,304          (30)        (54,741)         25,715
   Issuance of common stock                       1,538         15          3,767           --              --           3,782
   Issuance of common stock under Employee
    Stock Purchase Plan                              43         --            128           --              --             128
   Exercise of stock options                        365          4             85           --              --              89
   Amortization of deferred compensation             --         --             --           22              --              22
   Adjustment to deferred compensation
      for terminations                               --         --             (8)           8              --              --
   Net loss                                          --         --             --           --          (7,877)         (7,877)
                                                 ------       ----       --------        -----        --------        --------
Balance at December 31, 1998                     20,106        201         84,276           --         (62,618)         21,859
   Issuance of common stock under
        Employee Stock Purchase Plan                 78          1             53           --              --              54
   Exercise of stock options                         20         --             29           --              --              29
   Net loss                                          --         --             --           --          (9,149)         (9,149)
                                                 ------       ----       --------        -----        --------        --------
Balance at December 31, 1999                     20,204       $202       $ 84,358        $  --        $(71,767)       $ 12,793
                                                 ======       ====       ========        =====        ========        ========

See accompanying notes.

                         La Jolla Pharmaceutical Company

                            Statements of Cash Flows
                                 (In thousands)

                                                                             YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------------
                                                                       1999            1998            1997
                                                                     --------        --------        --------
OPERATING ACTIVITIES
Net loss                                                             $ (9,149)       $ (7,877)       $ (6,368)
Adjustments to reconcile net loss to net cash used
   for operating activities:
     Depreciation and amortization                                        357             367             642
     Write-off of patent costs                                             --              --               7
     Write-off of property and equipment                                   --               8              76
     Deferred compensation amortization                                    --              22             123
     Changes in operating assets and liabilities:
       Receivable - related party                                          --              --           4,000
       Other current assets                                                53             141             434
       Accounts payable and accrued expenses                           (1,084)           (307)           (509)
       Accrued payroll and related expenses                               (93)            (22)             83
       Deferred revenue - related party                                (1,769)            492           1,277
                                                                     --------        --------        --------
          Net cash used for operating activities                      (11,685)         (7,176)           (235)

INVESTING ACTIVITIES
Purchases of short-term investments                                   (12,289)        (20,576)        (21,842)
Sales of short-term investments                                         6,667           2,500           5,493
Maturities of short-term investments                                   10,802          20,881          18,991
Additions to property and equipment                                      (180)            (55)           (124)
Deletions to property and equipment                                       275              --              --
Increase in patent costs and other assets                                (275)           (258)           (250)
                                                                     --------        --------        --------
          Net cash provided by investing activities                     5,000           2,492           2,268

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                 83             217             162
Net proceeds from issuance of common stock to related party                --           3,782           3,860
Payments on obligations under capital leases                             (165)           (138)           (669)
                                                                     --------        --------        --------
          Net cash (used for) provided by financing activities            (82)          3,861           3,353

                                                                     --------        --------        --------
(Decrease) increase in cash and cash equivalents                       (6,767)           (823)          5,386
Cash and cash equivalents at beginning of period                       11,176          11,999           6,613
                                                                     --------        --------        --------
Cash and cash equivalents at end of period                           $  4,409        $ 11,176        $ 11,999
                                                                     ========        ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                        $     20        $      6        $     56
                                                                     ========        ========        ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
Capital lease obligations incurred for property and equipment        $    405        $     --        $     --
                                                                     ========        ========        ========
Adjustment to deferred compensation for terminations                 $     --        $      8        $     16
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

Property and equipment is comprised of the following (in thousands):

                                                            DECEMBER 31,
                                                       ----------------------
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

                         La Jolla Pharmaceutical Company

                         Notes to Financial Statements


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

As allowed under Statement of Financial Accounting Standard No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Pursuant to APB 25, compensation expense for employee or director stock options represents the difference between the exercise price and the fair value of the common stock on the date of grant. This compensation expense is amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the options. The Company generally grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant and therefore, under APB 25, recognized no compensation expense for such stock option grants.

Options or stock awards issued to non-employees have been determined in accordance with SFAS 123 and EITF 96-18. Deferred charges for options granted to non-employees are periodically remeasured as the options vest. There were no options granted to non-employees or charges related to non-employee stock options in the current period.

REVENUE RECOGNITION

Revenue from collaborative agreements typically consists of ongoing research and development funding and milestone, royalty and other payments which are nonrefundable. Revenue from ongoing research and development funding is recorded as the expenses are incurred. Revenue from milestone, royalty and other payments will be recognized when the achievement of the milestone criteria, royalty generating events or other criteria according to the collaborative agreement have occurred. Payments received in advance under these agreements are recorded as deferred revenue until earned.

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 formalizes the basic revenue recognition criteria that must be met in order to record revenue. SAB 101 is required to be adopted in the second quarter of 2000. The Company believes that the adoption of SAB 101 would not have a material impact on the Company's financial statements.

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

2. COLLABORATIVE AGREEMENTS

In December 1996, the Company entered into a collaborative agreement with Abbott, a diversified health-care company. Under this agreement, in exchange for an exclusive, worldwide license to market and sell LJP 394, Abbott agreed to pay an initial nonrefundable license fee of $4,000,000 upon signing, and agreed to fund the development of the Company's lupus drug candidate, LJP 394, in accordance with a mutually agreed upon budget, and to make certain payments to the Company upon the attainment of specific milestones, as well as royalty and sales incentive payments to the Company on sales of LJP 394. The Company retained worldwide manufacturing rights and ownership rights of all of its patents relating to the drug. Under a separate stock purchase agreement, Abbott also purchased common stock of the Company in December 1996, September 1997 and October 1998 for an aggregate purchase price of $4,000,000 on each date at values based on the reported last sale price of the common stock on each of the 20 trading days immediately preceding each purchase date. The stock purchase agreement allows Abbott certain registration rights, allows the Company certain rights of first refusal and contains no future performance obligations. Both Abbott and the Company had the right to terminate the collaborative agreement under certain circumstances. In September 1999, Abbott and the Company terminated this collaborative agreement and all rights to LJP 394 were returned to the Company following the May 1999 suspension of the jointly conducted Phase II/III clinical trial of LJP 394.

Under the collaborative agreement with Abbott, the Company incurred research and development costs of approximately $4,690,000, $8,600,000 and $9,860,000 during the years ended December 31, 1999, 1998 and 1997, respectively, for the development of LJP 394. In 1999, the Company recorded revenue of $4,690,000 from Abbott for the development of LJP 394, of which $2,921,000 was received in cash in 1999 and $1,769,000 was revenue recognized from previously deferred revenue. In 1998, the Company received $9,077,000 from Abbott for the development of LJP 394, of which $8,600,000 was recorded as

                         La Jolla Pharmaceutical Company

                         Notes to Financial Statements


2. COLLABORATIVE AGREEMENTS (CONTINUED)

revenue. In 1997, the Company received $11,137,000 from Abbott for the development of LJP 394, of which $9,860,000 was recorded as revenue.

3. RESTRUCTURING CHARGES

As a result of the termination of the Company's collaborative agreement with Abbott in September 1999, the Company restructured its operations in order to reduce expenses and to focus its resources on its remaining potential drug candidates. In September 1999, the Company recorded estimated restructuring charges of approximately $742,000. When the restructuring was completed in December 1999, actual total restructuring expenses paid and charged against the restructuring liability were approximately $640,000 and approximately $108,000 of the estimated liability was reversed in November and December 1999. Total restructuring expenses paid consisted of termination benefits paid to 38 employees terminated from various company departments, and are included in both research and development and general and administrative expense. There were no material changes to the restructuring liability subsequent to December 31, 1999.

4. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following is a summary of the estimated fair value of available-for-sale securities (in thousands):

                                                   DECEMBER 31,
                                              ---------------------
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


5. COMMITMENTS (CONTINUED)

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

Annual future minimum lease payments as of December 31, 1999, which excludes $885,000 for the effect of exercising the facility operating lease cancellation option as management does not intend to exercise this cancellation option, are as follows (in thousands):

                                                         OPERATING   CAPITAL
YEARS ENDED DECEMBER 31,                                   LEASES    LEASES
------------------------                                 ---------   -------
2000                                                       $2,260     $205
2001                                                        1,475       44
2002                                                          434       --
2003                                                           18       --
2004                                                           --       --
                                                           ------     ----
Total                                                      $4,187      249
                                                           ======
Less amount representing interest                                       (6)
                                                                      -----
Present value of net minimum lease payments                             243
Less current portion                                                   (199)
                                                                      -----
Noncurrent portion of capital lease obligations                       $  44
                                                                      =====

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

WARRANTS

In connection with the Company's initial public offering ("IPO") in June 1994, including the conversion of the principal and accrued interest on stockholder bridge notes, the Company issued 3,823,517 redeemable warrants. The redeemable warrant holders are entitled to purchase one-half of one share of common stock for each warrant at an exercise price of $3.00 per one-half share. In May 1999, the Company extended the expiration date of these warrants to June 3, 2000. The warrants are redeemable only at the option of the Company. The Company is entitled to redeem the warrants on not less than 30 days written notice at $0.05 per warrant if the average closing bid price of the common stock exceeds 150% of the then-effective warrant exercise price for one share of common stock, over a period of 20 consecutive trading days, ending within 15 days of the date of notice of redemption. At December 31, 1999, 3,822,617 redeemable warrants were outstanding to purchase 1,911,309 shares of common stock.

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

There are no future performance obligations, or any stated or unstated rights or privileges associated with the issuance of the above warrants.

As of December 31, 1999, 4,237,077 warrants were outstanding and 2,195,769 shares of common stock are reserved for issuance upon exercise of warrants.

                         La Jolla Pharmaceutical Company

                         Notes to Financial Statements


6. STOCKHOLDERS' EQUITY (CONTINUED)

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

A summary of the Company's stock option activity and related data follows:

                                                              OUTSTANDING OPTIONS
                                                        -----------------------------
                                         OPTIONS
                                        AVAILABLE        NUMBER OF         PRICE PER
                                        FOR GRANT         SHARES             SHARE
                                        ---------       -----------       -----------
Balance at December 31, 1996             327,542         1,715,084        $1.00-$8.31
     Additional shares authorized        500,000                --                 --
     Granted                            (312,700)          312,700        $4.00-$5.38
     Exercised                                --            (8,620)       $1.00-$4.31
     Cancelled                            56,101           (56,101)       $1.00-$7.88
                                        ---------       -----------
Balance at December 31, 1997             570,943         1,963,063        $1.00-$8.31
     Granted                            (723,800)          723,800        $2.41-$4.38
     Exercised                                --          (364,903)       $1.00-$3.75
     Cancelled                           388,192          (388,192)       $1.00-$7.88
                                        ---------       -----------
Balance at December 31, 1998             235,335         1,933,768        $1.00-$8.31
     Additional shares authorized        750,000                --                 --
     Expired                            (225,743)               --                 --
     Granted                            (905,206)          905,206        $0.34-$4.81
     Exercised                                --           (19,919)       $1.00-$4.75
     Cancelled                           559,204          (559,204)       $1.00-$7.88
                                        ---------       -----------
Balance at December 31, 1999             413,590         2,259,851        $0.34-$8.31
                                        =========       ===========

                         La Jolla Pharmaceutical Company

                         Notes to Financial Statements


6. STOCKHOLDERS' EQUITY (CONTINUED)

                                                                 YEARS ENDED DECEMBER 31,
                                 --------------------------------------------------------------------------------------------
                                           1999                           1998                            1997
                                 -----------------------------  -----------------------------   -----------------------------
                                              WEIGHTED-AVERAGE               WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
                                  OPTIONS      EXERCISE PRICE    OPTIONS      EXERCISE PRICE      OPTIONS     EXERCISE PRICE
                                 ----------   ----------------  ----------   ----------------   ----------   ----------------
Outstanding - beginning
  of year                        1,933,768         $3.75        1,963,063          $3.25        1,715,084          $3.00
Granted                            905,206         $0.64          723,800          $3.54          312,700          $4.82
Exercised                          (19,919)        $1.49         (364,903)         $1.06           (8,620)         $1.38
Forfeited                         (559,204)        $3.89         (388,192)         $3.37          (56,101)         $4.55
                                 ---------                      ---------                      ----------
Outstanding - end of year        2,259,851         $2.49        1,933,768          $3.75        1,963,063          $3.25
                                 =========                      ==========                      ==========

Exercisable at end of year       1,660,777         $2.43          879,502          $3.55        1,171,376          $2.43

Expired                            225,743         $1.00               --             --               --             --

Weighted-average fair value
of options granted during
the year                             $0.52                          $1.62          $2.72

Exercise prices and weighted-average remaining contractual lives for the options outstanding as of December 31, 1999 follow:

                                             WEIGHTED-AVERAGE
      OPTIONS          RANGE OF EXERCISE        REMAINING       WEIGHTED-AVERAGE       OPTIONS       WEIGHTED-AVERAGE
    OUTSTANDING              PRICES          CONTRACTUAL LIFE    EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
    -----------        -----------------     ----------------   ----------------     -----------     ----------------
      119,786                $0.34                 9.84              $0.34               83,621            $0.34
      732,020                $0.48                 9.74              $0.48              561,056            $0.48
      666,745            $1.00 - $3.63             7.07              $2.65              419,188            $2.20
      469,400            $3.75 - $4.75             6.67              $4.22              350,212            $4.18
      271,900            $4.88 - $8.31             6.70              $5.49              246,700            $5.47
    ---------                                                                         ---------
    2,259,851            $0.34 - $8.31             7.95              $2.49            1,660,777            $2.43
    =========                                                                         =========

At December 31, 1999, the Company has reserved 2,666,635 shares of common stock for future issuance under the 1989 and 1994 Plans.

                         La Jolla Pharmaceutical Company

                         Notes to Financial Statements


6. STOCKHOLDERS' EQUITY (CONTINUED)

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


                                               YEARS ENDED DECEMBER 31,
                                               ------------------------
                                               1999     1998     1997
                                               -----    -----    -----
Weighted-average fair value of employee
stock purchase plan purchases                  $0.91    $1.54    $1.87

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


6. STOCKHOLDERS' EQUITY (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for net loss per share information):

                                                  YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                              1999         1998         1997
                                            --------     --------     --------
Pro forma net loss                          $(9,985)     $(8,500)     $(6,873)
                                            =======      =======      =======

Pro forma basic and diluted net loss
per share                                   $ (0.50)     $ (0.46)     $ (0.39)
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

                        La Jolla Pharmaceutical Company
                         Notes to Financial Statements


7. INCOME TAXES (CONTINUED)

8.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

Significant components of the Company's deferred tax assets are shown below (in thousands):

                                                        DECEMBER 31,
                                                  ------------------------
                                                    1999            1998
                                                  --------        --------
Deferred tax assets:
   Net operating loss carryforwards               $ 24,553        $ 21,100
   Research and development credits                  4,017           3,300
   Capitalized research and development                416           2,800
                                                  --------        --------
Total deferred tax assets                           28,986          27,200
Valuation allowance for deferred tax assets        (28,986)        (27,200)
                                                  --------        --------
Net deferred tax assets                           $     --        $     --
                                                  ========        ========

A valuation allowance of $28,986,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

9. SUBSEQUENT EVENT

In February 2000, the Company issued 4,040,000 shares of common stock in a private placement to selected institutional investors and other accredited investors for gross proceeds of approximately $13,635,000 at a discounted per share value based on the reported last sale price of the common stock on the purchase date. The Company is required to register these shares within 10 business days from the date of closing. There are no other stated or unstated rights or privileges associated with the sale of these shares.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LA JOLLA PHARMACEUTICAL COMPANY


                                            By: /s/ Steven B. Engle
                                               ---------------------------------
July 18, 2000                               Name: Steven B. Engle

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


        Signature                                  Title                               Date
        ---------                                  -----                               ----
 /s/ Steven B. Engle                  Chairman of the Board and Chief              July 18, 2000
------------------------------        Executive Officer
Steven B. Engle                       (PRINCIPAL EXECUTIVE OFFICER AND
                                      DIRECTOR)


 /s/ Gail A. Sloan                    Controller and Secretary                     July 18, 2000
------------------------------        (PRINCIPAL FINANCIAL AND ACCOUNTING
Gail A. Sloan                         OFFICER)


 /s/ Thomas H. Adams                  Director                                     July 18, 2000
------------------------------
Thomas H. Adams, Ph.D.


 /s/ William E. Engbers               Director                                     July 18, 2000
------------------------------
William E. Engbers


 /s/ Robert A. Fildes                 Director                                     July 18, 2000
------------------------------
Robert A Fildes, Ph.D.


 /s/ Stephen M. Martin                Director                                     July 18, 2000
------------------------------
Stephen M. Martin


 /s/ W. Leigh Thompson                Director                                     July 18, 2000
------------------------------
W. Leigh Thompson, M.D., Ph.D.