Form 10-Q
period 2000-06-30
LA JOLLA PHARMACEUTICAL CO
filed 2000-08-04
CIK 920465

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

MARK ONE
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


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

The number of shares of the Registrant's common stock, $.01 par value, outstanding at June 30, 2000 was 24,486,234.

                         LA JOLLA PHARMACEUTICAL COMPANY
                                    FORM 10-Q
                                QUARTERLY REPORT


                                      INDEX


COVER PAGE .................................................................     1

INDEX ......................................................................     2

PART I.  FINANCIAL INFORMATION

      ITEM 1.  Financial Statements

      Balance Sheets as of June 30, 2000 (Unaudited) and December 31, 1999..     3

      Statements of Operations (Unaudited) for the three months and six
      months ended June 30, 2000 and 1999 ..................................     4

      Statements of Cash Flows (Unaudited) for the six months ended
      June 30, 2000 and 1999 ...............................................     5

      Notes to Financial Statements (Unaudited) ............................     6

      ITEM 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations .........................     7

      ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk...    10


PART II.  OTHER INFORMATION

      ITEM 2.  Changes in Securities and Use of Proceeds ...................    10

      ITEM 4.  Submission of Matters to a Vote of Security Holders .........    11

      ITEM 5.  Risk Factors ................................................    11

      ITEM 6.  Exhibits and Reports on Form 8-K ............................    20


SIGNATURES .................................................................    21

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                         LA JOLLA PHARMACEUTICAL COMPANY

                                 BALANCE SHEETS
                                 (in thousands)



                                                               June 30,      December 31,
                                                                 2000           1999
                                                              -----------    ------------
                                                              (Unaudited)       (Note)
ASSETS
Current assets:
      Cash and cash equivalents                                $  9,388       $  4,409
      Short-term investments                                      8,960          6,994
      Other current assets                                          661            464
                                                               --------       --------
           Total current assets                                  19,009         11,867

Property and equipment, net                                         616            658
Patent costs and other assets, net                                1,632          1,518
                                                               --------       --------

           Total assets                                        $ 21,257       $ 14,043
                                                               ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                         $    210       $    225
      Accrued expenses                                              696            520
      Accrued payroll and related expenses                          302            262
      Current portion of obligations under capital leases           139            199
                                                               --------       --------
           Total current liabilities                              1,347          1,206

Noncurrent portion of obligations under capital leases               --             44

Commitments

Stockholders' equity:
      Common stock                                                  245            202
      Additional paid-in capital                                 97,303         84,358
      Accumulated deficit                                       (77,638)       (71,767)
                                                               --------       --------
           Total stockholders' equity                            19,910         12,793
                                                               --------       --------

           Total liabilities and stockholders' equity          $ 21,257       $ 14,043
                                                               ========       ========



Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete balance sheets.

See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                  Three Months Ended               Six Months Ended
                                                       June 30,                         June 30,
                                              -------------------------         -------------------------
                                                2000             1999             2000             1999
                                              --------         --------         --------         --------
Revenue from collaborative agreement -
related party                                 $     --         $  1,455         $     --         $  3,114

Expenses:
  Research and development                       2,708            3,232            5,143            6,407
  General and administrative                       585              881            1,304            1,703
                                              --------         --------         --------         --------
      Total expenses                             3,293            4,113            6,447            8,110

                                              --------         --------         --------         --------
Loss from operations                            (3,293)          (2,658)          (6,447)          (4,996)

Interest expense                                    (2)              (4)              (5)             (13)
Interest income                                    301              196              581              448
                                              --------         --------         --------         --------

Net loss and comprehensive net loss           $ (2,994)        $ (2,466)        $ (5,871)        $ (4,561)
                                              ========         ========         ========         ========

Basic and diluted net loss per share          $   (.12)        $   (.12)        $   (.25)        $   (.23)
                                              ========         ========         ========         ========

Shares used in computing basic and
diluted net loss per share                      24,401           20,111           23,320           20,110
                                              ========         ========         ========         ========



See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                    Six Months Ended
                                                                         June 30,
                                                                  -----------------------
                                                                    2000           1999
                                                                  --------       --------
OPERATING ACTIVITIES
Net loss                                                          $ (5,871)      $ (4,561)
Adjustments to reconcile net loss to net cash used for
operating activities:
    Depreciation and amortization                                      199            174
    Loss on disposal of property and equipment                          --             23
    Change in operating assets and liabilities:
        Other current assets                                          (197)          (108)
        Accounts payable and accrued expenses                          161         (1,150)
        Accrued payroll and related expenses                            40            287
        Deferred revenue - related party                                --           (129)
                                                                  --------       --------

        Net cash used for operating activities                      (5,668)        (5,464)

INVESTING ACTIVITIES
(Increase) decrease in short-term investments                       (1,966)           819
Proceeds from the sale of property and equipment                        --             20
(Additions) deletions to property and equipment                       (128)           139
Increase in patent costs and other assets                             (143)          (184)
                                                                  --------       --------

        Net cash (used for) provided by investing activities        (2,237)           794

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                          12,988             44
Payments on obligations under capital leases                          (104)           (64)
                                                                  --------       --------

        Net cash provided by (used for) financing activities        12,884            (20)

Net increase (decrease) in cash and cash equivalents                 4,979         (4,690)
Cash and cash equivalents at beginning of period                     4,409         11,176
                                                                  --------       --------

Cash and cash equivalents at end of period                        $  9,388       $  6,486
                                                                  ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                     $      5       $     13
                                                                  ========       ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Capital lease obligations incurred for property and
equipment                                                         $     --       $    228
                                                                  ========       ========


See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2000


1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of La Jolla Pharmaceutical Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2000. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1999, included in the Company's Form 10-K/A filed with the Securities and Exchange Commission.

2.  ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

REVENUE RECOGNITION

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 formalizes the basic revenue recognition criteria that must be met in order to record revenue. In June 2000, SAB 101 was amended to delay the implementation date to the fourth quarter of 2000 to provide additional time to study the guidance. The Company believes that the adoption of SAB 101 would not have a material impact on the Company's financial statements.

STOCK COMPENSATION

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"). FIN 44 clarifies certain issues in the application of Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 is not expected to materially impact the Company in 2000.

3.  SUBSEQUENT EVENT

In July 2000, the Company issued 4,800,000 shares of common stock in a private placement to selected institutional investors and other accredited investors for gross proceeds of approximately $29,400,000 at a discounted per share value based on the reported last sale price of the common stock on the purchase date. The Company is required to file a registration statement to register these shares within 10 business days from the date of closing. There are no other stated or unstated rights or privileges associated with the sale of these shares.

                         LA JOLLA PHARMACEUTICAL COMPANY


PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        Statements regarding our analysis of results from pre-clinical and clinical studies, as well as La Jolla Pharmaceutical's drug candidates and drug development plans and certain statements made in the "Recent Development" section, are forward-looking statements involving risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from those anticipated. The Company's analysis of clinical results is ongoing, and future analyses may not necessarily support conclusions to date. Clinical results are derived from a trial that was terminated prior to completion, and certain data may be incomplete. Our blood test to measure binding affinity for LJP 394 is experimental and has not been validated by independent laboratories. Tolerance, or the specific inactivation of pathogenic B cells, is a new technology that has not been proven. Future clinical trials of LJP 394 may have negative or inconclusive results. Further, delays in continued testing of LJP 394 and/or termination of development by the Company would result in delays or lack of government approval to market the compound. The development of LJP 394 involves many risks and uncertainties, including, without limitation, whether LJP 394 can provide a meaningful clinical benefit, and any positive results observed to date may not be indicative of future results. Our other drug candidates, including our Toleragen candidates for antibody-mediated thrombosis and for xenotransplantation, none of which has progressed to clinical trials, involve comparable risks. Readers are cautioned not to place undue reliance upon forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described below and in other reports and registration statements of La Jolla Pharmaceutical filed with the Securities and Exchange Commission from time to time.

        Our business is subject to significant risks including, but not limited to, the risks inherent in our research and development efforts, including clinical trials, uncertainties associated with both obtaining and enforcing its patents and with the patent rights of others, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition, manufacturing uncertainties, our lack of marketing experience and the uncertainty of receiving future revenue from product sales or other sources such as collaborative relationships, future profitability and the need for additional financing. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the products will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. These and other risks are discussed below in Part II, Item 5 "Risk Factors".

RECENT DEVELOPMENTS

        Late in 1999, we reported encouraging results from our continuing analysis of results from the Phase II/III trial which was suspended in May 1999. As announced on May 12, 1999, Abbott Laboratories ("Abbott") and La Jolla Pharmaceutical, in discussion with the Food and Drug Administration ("FDA"), elected to stop the enrollment and treatment of the more than 200 patients enrolled in the jointly conducted Phase II/III clinical trial of LJP 394, our lupus drug candidate, until the data could be validated and analyzed. This announcement was made subsequent to a planned interim analysis of the Phase II/III clinical trial, wherein the independent Data Monitoring Committee reported efficacy as defined by the primary chosen endpoint, time to renal flare, was less than expected. No major safety concerns were observed, and patients receiving the experimental drug appeared to have a reduction in circulating antibodies to double-stranded DNA that are associated with lupus nephritis.

        On May 2, 2000, we announced that after a recent positive meeting with the FDA where we provided the results of our analysis of the suspended Phase II/III trial, we plan to conduct a Phase III trial of our lupus drug candidate, LJP 394. We expect to begin the trial in the second half of this year.

        On May 3, 2000, we announced additional positive results from the Phase II/III clinical trial of LJP 394. We completed an affinity analysis of more than 99% of the North American patients' samples that showed that 89% of the patients had high-affinity antibodies to LJP 394. With these additional patients, the significance of the clinical results increased.

OVERVIEW

        Since our inception in May 1989, we have devoted substantially all of our resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. We have never generated any revenue from product sales and have relied upon private and public investors, revenue from collaborative agreements, equipment lease financings and interest income on invested cash balances for our working capital. We have been unprofitable since inception and expect to incur substantial additional expenses and operating losses for at least the next several years as we increase our clinical trial and manufacturing scale-up activities including the production of LJP 394 for clinical trials, and increase our research and development expenditures on additional drug candidates, and general and administrative expenditures to support increased clinical trial, research and development and manufacturing scale-up activities. Our activities to date are not as broad in depth or scope as the activities we must undertake in the future and our historical operations and the financial information reported below may not be indicative of our future operating results or financial condition.

        We expect that losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and potential revenues from collaborative arrangements. Some of these fluctuations may be significant. As of June 30, 2000, our accumulated deficit was approximately $77.6 million.

RESULTS OF OPERATIONS

        We earned no revenue from our former collaborative agreement with Abbott in the three and six months ended June 30, 2000 compared to $1.5 million and $3.1 million in the same periods in 1999. All revenue earned in 1999 was attributable to funding under our former collaborative agreement with Abbott for the development of LJP 394. The decrease in revenue from 1999 is due to the fact that following the May 1999 suspension of the jointly conducted Phase II/III clinical trial of LJP 394, Abbott and La Jolla Pharmaceutical terminated the collaborative agreement for LJP 394 in September 1999, including any further development funding from Abbott. All rights to the compound were returned to La Jolla Pharmaceutical at that time. There can be no assurance that we will realize any further revenue from any other collaborative arrangement.

        For the three and six months ended June 30, 2000, research and development expenses decreased to $2.7 million and $5.1 million, respectively, from $3.2 million and $6.4 million for the same periods in 1999. The decrease was due to the restructuring of our operations in September 1999 and the related reduction in our workforce as well as the decrease in expenses associated with the suspension of our Phase II/III clinical trial of LJP 394 in May 1999. Our research and development expenses are expected to increase significantly in the future as clinical trial and manufacturing scale-up activities including the production of LJP 394 for clinical trials are increased, efforts to develop additional drug candidates are intensified, and other potential products progress into and through clinical trials.

        General and administrative expenses decreased to $585,000 and $1.3 million for the three and six months ended June 30, 2000, respectively, from $881,000 and $1.7 million for the same periods in 1999. The decrease was due to the restructuring of our operations in September 1999 and the related reduction in our workforce. We expect general and administrative expenses to increase in the future in order to support increased clinical trial, manufacturing scale-up and research and development activities.

        Interest income increased to $301,000 and $581,000 for the three and six months ended June 30, 2000, respectively, from $196,000 and $448,000 for the same periods in 1999. The increase in interest income was due to higher investment balances as a result of the sale of 4,040,000 shares of common stock to private investors for net proceeds of $12.7 million in February 2000. For the three and six months ended June 30, 2000, interest expense decreased to $2,000 and $5,000, respectively, from $4,000 and $13,000 for the same periods in 1999. The decrease in interest expense was the result of decreases in our capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2000, we had incurred a cumulative net loss since inception of approximately $77.6 million, and had financed our operations through private and public offerings of our securities, payments from collaborative agreements, capital and operating lease transactions, and interest income on our invested cash balances. As of June 30, 2000, we had raised $96.7 million in net proceeds since inception from sales of equity securities.

        At June 30, 2000, we had $18.3 million in cash, cash equivalents and short-term investments, as compared to $11.4 million at December 31, 1999. Our working capital at June 30, 2000 was $17.7 million, as compared to $10.7 million at December 31, 1999. The increase in cash, cash equivalents and short-term investments as well as working capital resulted from the sale of 4,040,000 shares of our common stock to private investors for net proceeds of $12.7 million in February 2000 offset by the continued use of our cash towards operating activities, patent expenditures and the purchase of property and equipment. We invest our cash in corporate and United States Government-backed debt instruments.

        As of June 30, 2000, we had acquired an aggregate of $4.5 million in property and equipment, of which approximately $368,000 of total property and equipment costs are financed under capital lease obligations. In addition, we lease our office and laboratory facilities and certain property and equipment under operating leases. We have no material commitments for the acquisition of property and equipment. However, we anticipate increasing our investment in property and equipment in connection with the enhancement of our research and development and manufacturing facilities and capabilities, as well as our upcoming Phase III trial.

        In July 2000, we received net proceeds of approximately $27.5 million from the sale of 4,800,000 shares of common stock to private investors.

        After our meeting with the FDA in May 2000, we decided to conduct a Phase III trial of our lupus drug LJP 394, scheduled to begin in the second half of this year. We anticipate that our existing capital along with the net proceeds of approximately $27.5 million received from our private placement in July 2000, and interest earned thereon will be sufficient to fund our operations as currently planned into 2002. However, we will need to obtain additional capital to fund our Phase III trial to its completion. There can be no assurance that such funding will be available on acceptable terms, if at all. We intend to use our financial resources to fund clinical trials and manufacturing scale-up activities including the production of LJP 394 for clinical trials, research and development efforts, and for working capital and other general corporate purposes. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the results of clinical trials, the timing of any regulatory applications and approvals, and technological developments. Expenditures will also depend upon the establishment and progression of collaborative arrangements and contract research as well as the availability of other financings. There can be no assurance that these funds will be available on acceptable terms, if at all.

        Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the size and complexity of these programs, the scope and results of clinical trials, the time and costs involved in applying for any regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, ability to establish and maintain collaborative relationships or raise additional equity financing, and the cost of manufacturing scale-up and effective commercialization activities and arrangements. We expect to incur significant net operating losses each year for at least the next several years as we expand our current research and development programs, including clinical trials and manufacturing scale-up activities, and increase our general and administrative expenses to support a larger, more complex organization. It is possible that our cash requirements will exceed current projections and that we will therefore need additional financing sooner than currently expected.

        We have no current means of generating cash flow from operations. Our lead drug candidate, LJP 394, will not generate revenues, if at all, until it has been proven safe and effective, has received regulatory approval and has been successfully commercialized, a process that is expected to take at least the next several years. Our other drug candidates are at earlier stages of development than LJP 394. There can be no assurance that our product development efforts with respect to LJP 394 or any other drug candidate will be successfully completed, that required regulatory approvals will be obtained, or that any product, if introduced, will be successfully marketed or achieve commercial acceptance. Accordingly, we must continue to rely upon outside sources of financing to meet our capital needs for the foreseeable future.

        We anticipate increasing expenditures on the clinical trials and manufacturing scale-up activities as well as the development of other drug candidates and, over time, our consumption of cash will necessitate obtaining additional sources of financing. Furthermore, we have no internal sources of liquidity, and termination of the Abbott arrangement has ended what was our principal means of generating cash from operations.

        We will continue to seek capital through any appropriate means, including issuance of our securities and establishment of additional collaborative arrangements. However, there can be no assurance that additional financing will be available on acceptable terms and our negotiating position in our capital-raising efforts may worsen as we continue to use our existing resources. There is no assurance that we will be able to enter into further collaborative relationships.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We invest our excess cash in interest-bearing investment-grade securities that we hold for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market-risk-sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the investment-grade securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices or other market changes that affect market-risk-sensitive instruments.


PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On July 24, 2000, we completed a series of private transactions in which we issued a total of 4,800,000 shares of our common stock to private investors for an aggregate price of $29.4 million. The sale was a privately negotiated sale to accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The shares were sold without registration under the Act in reliance on Rule 506. The sale was made for the purpose of financing our research and development activities, including clinical trials and preclinical testing of our product candidates, and for working capital and general corporate purposes. We intend to file a registration statement covering the resale of these shares on Form S-3, on or around August 4, 2000.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders was held on May 11, 2000. All of the Company's directors nominated for election as stated in the Company's Proxy Statement were elected as follows:

DIRECTOR NOMINEE                  TERM              VOTES IN FAVOR          VOTES WITHHELD
-----------------------------------------------------------------------------------------
Thomas H. Adams, Ph.D.            Three years       20,006,263              588,213
-----------------------------------------------------------------------------------------
Steven B. Engle                   Three years       20,006,343              588,133
-----------------------------------------------------------------------------------------


        All of the Company's proposals as stated in the Company's Proxy Statement were approved as follows:

----------------------------------------------------------------------------------------------------
PROPOSAL DESCRIPTION                                 VOTES IN FAVOR    VOTES AGAINST      ABSTAINING
----------------------------------------------------------------------------------------------------
Amendment to the 1994 Stock Incentive Plan to
increase by 1,000,000 the number of shares of
the Company's Common Stock available under the
Plan                                                   10,467,700        2,662,193          20,740
----------------------------------------------------------------------------------------------------
Amendment to the 1994 Stock Incentive Plan to
increase the annual limit on the number of
shares available under certain awards granted
to a participant to 400,000                             9,350,719        1,770,199       2,029,715
----------------------------------------------------------------------------------------------------
Amendment to the 1995 Employee Stock Purchase
Plan to increase by 200,000 the number of
shares of the Company's Common Stock available
under the Plan.                                        11,452,709        1,665,784          32,140
----------------------------------------------------------------------------------------------------


ITEM 5. RISK FACTORS

        We are updating and restating the risk factors included in our 1999 Form 10-K as follows, and in particular we are updating the following risk factors:

"Our drug candidates may not perform well in clinical trials and we may not be permitted to conduct further clinical trials. Without successful clinical trials, we will not be able to market or sell any products."

"We have a history of losses and may not become profitable."

"Our success depends significantly upon our ability to obtain patent protection for our therapeutic approach, LJP 394, and any other developed products. In addition, we will need to successfully preserve our trade secrets and operate without infringing on the rights of others."

"Potential adverse effects of shares eligible for future sale."

CERTAIN RISK FACTORS

I.  RISK FACTORS RELATED TO THE INDUSTRY IN WHICH WE OPERATE.

Our success depends partially on healthcare reimbursement policies.

        The continuing efforts of government and healthcare insurance companies to reduce the costs of healthcare may negatively impact our business. For example, in certain foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be a number of federal and state proposals to implement similar government controls. In addition, increasing emphasis on managed care in the United States will continue to put pressure on pharmaceutical pricing. Cost control initiatives could decrease the revenue that we receive for any products we may develop and sell in the future and negatively impact our business. These cost control measures may also impact our commercial partners and our ability to continue to work with these partners.

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

        We must demonstrate in clinical trials that LJP 394, our only drug candidate that has advanced to the clinical trial stage, is safe and effective for use before we apply for any regulatory approvals. We announced on May 12, 1999 that Abbott Laboratories ("Abbott") and the Company, in discussion with the FDA, elected to stop the enrollment and treatment of the more than 200 patients enrolled in the jointly conducted Phase II/III clinical trial of LJP 394 until the data could be validated and analyzed. This announcement was made following a planned interim analysis of the Phase II/III clinical trial in which an independent data monitoring committee reported lower than expected efficacy. No major safety concerns were observed, and patients receiving LJP 394 appeared to have a reduction in circulating antibodies to double-stranded DNA that are associated with lupus nephritis.

        On May 2, 2000, we announced that we had recently met with the FDA to discuss the results of our analysis of the suspended Phase II/III trial and that, because the results of the meeting were positive, we plan to conduct Phase III of the trial in the second half of 2000. On May 3, 2000, we announced that we had completed our affinity analysis of more than 99% of the North American patients' samples. The analysis revealed that 89% of the patients had high-affinity antibodies to LJP 394. With these additional patients, the statistical significance of the clinical trial results for the high-affinity subpopulation was increased.

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

        - products may be ineffective or cause harmful side effects during preclinical testing or clinical trials,

        -  products may fail to receive necessary regulatory approvals,

        -  products may be difficult to manufacture,

        - products may be uneconomical to produce particularly if high dosages are required,

        - products may fail to achieve market acceptance or be precluded from commercialization because of proprietary rights of third parties, and

        -  competitors may develop superior products.

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

        We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of approximately $77.6 million as of June 30, 2000. Our losses are likely to exceed those experienced in prior years due to the termination of the Abbott collaborative relationship, unless we are successful in establishing additional collaborative relationships to help finance our research and development costs. To achieve profitability we must, among other things, complete the development of our products, obtain all necessary regulatory approvals and establish commercial manufacturing and marketing capabilities. We expect to incur significant losses each year for at least the next several years as our clinical trial, research, development and manufacturing scale-up activities increase. The amount of losses and the time required by us to reach sustained profitability are highly uncertain, and we do not expect to generate revenues from the sale of products, if any, for at least several years. We may never achieve product revenues or profitability.

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

        We expect to incur substantial and increasing losses each year for at least the next several years as our clinical trial, research, development and manufacturing scale-up activities increase. We expect our existing capital resources (including the capital raised through our July 2000 sale of 4,800,000 shares of common stock) to be sufficient to fund our activities, as currently planned, for approximately the next 24 months. However, the amounts expended by the Company for various purposes may vary significantly, and it is possible that our cash requirements will exceed current projections and that we will therefore need additional financing sooner than currently expected. In the future, it is possible that we will not have adequate resources to support our business activities.

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

       Although LJP 394 appears promising, it may not be successful in future clinical trials. Our prior clinical study of LJP 394, in collaboration with Abbott, was halted, and the anticipated Phase III clinical study may also be delayed or halted for various reasons, including:

        - the product is not effective, or physicians think that it is not effective,

        -  patients experience severe side effects during treatment,

        -  patients do not enroll in the study at the rate we expect, or

        - product supplies are not sufficient to treat the patients in the study.

       In addition, the FDA and foreign regulatory authorities have substantial discretion in the approval process. The FDA and foreign regulatory authorities may not agree that we have demonstrated that LJP 394 is safe and effective after we complete clinical trials. Even if the results of prior clinical trials are positive, the FDA may require us to design and conduct additional studies, which may result in significant expense and delay. The FDA may require new clinical trials because of inconclusive results from earlier trials, a possible failure to conduct prior trials in complete adherence to FDA good clinical practice standards, and identification of new clinical trial endpoints.

Our success depends significantly upon our ability to obtain patent protection for our therapeutic approach, LJP 394, and any other developed products. In addition, we will need to successfully preserve our trade secrets and operate without infringing on the rights of others.

        We own 86 issued patents and 59 pending patent applications covering various technologies and drug candidates. However, there can be no assurance that any additional patents will be issued, or that the scope of any patent protection will be sufficient, or that any current or future issued patent will be held valid if subsequently challenged. There is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office that may delay the review and issuance of any patents. The patent position of biotechnology firms like ours generally is highly uncertain and involves complex legal and factual questions, and no consistent policy has emerged regarding the breadth of claims covered in biotechnology patents or protection afforded by these patents. Presently, we have a number of patent applications pending in the United States relating to our technology, as well as foreign counterparts to some of our U.S. patent applications. We intend to continue to file applications as appropriate for patents covering both our products and processes. There can be no assurance that patents will be issued from any of these applications, or that the scope of any issued patents will protect our technology.

     We are aware of one U.S. patent grant that contains claims covering subject matter that may conflict with some of our key patents and patent applications, and that may affect our ability to develop and sell our products. Any conflict between our patents and patent applications, and patents or patent applications of third parties, could result in a significant reduction of the coverage of our existing patents or any future patents that may be issued. In addition, we may have to incur significant expenses in defending our patents. If the U.S. Patent and Trademark Office or any foreign counterpart issues to a competitor patents containing competitive or conflicting claims, and if these claims are valid, there can be no assurance that we would be able to obtain licenses to these patents, that any licensing fees would be reasonable, or that we would be able to develop or obtain alternative technology. Patent applications in the United States are kept secret until a patent is issued. As a result, we do not know if others, including competitors, have filed patent applications for technology covered by our pending applications, nor can we be certain that we were the first to invent or to file patent applications for our technologies. Competitors may have patents or patent applications pending that relate to compounds or processes that overlap or compete with our intellectual property.

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

        In order to commercialize any drug candidate approved by the FDA, we must either develop a marketing and sales force or enter into marketing arrangements with others. We currently have no marketing arrangements with others, and there can be no assurance that we will be able to enter into any marketing agreements on favorable terms, or that any such agreements will result in payments to LJP. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenues that we may receive will be dependent on the efforts of others. There can be no assurance that these efforts will be successful. If we attempt to develop our own marketing and sales capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. Furthermore, if we attempt to establish sales and distribution capabilities, we may experience delays and expenditures and have difficulty in gaining market acceptance for our drug candidates.

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

        Sales of our common stock in the public market, or the perception that such sales could occur, could negatively impact the market price of our securities and impair our ability to complete equity financings. We are unable to estimate the number of shares of common stock that may actually be resold in the public market since this will depend upon the market price for the common stock, the individual circumstances of the sellers and other factors. We also have a number of institutional stockholders that own significant blocks of our common stock. If these stockholders sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing market price of our common stock could be negatively affected.

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

        Our certificate of incorporation provides for a board of directors that is separated into three classes, with their respective terms in office staggered over three year periods. This has the effect of delaying a change in control of the Board of Directors without the cooperation of the incumbent board. In addition, our bylaws do not allow stockholders to call a special meeting of stockholders, require stockholders to give written notice of any proposal or director nomination to us within a certain period of time prior to the stockholder annual meeting, and establish certain qualifications for a person to be elected or appointed to the Board of Directors during the pendency of certain business combination transactions.

Absence of dividends.

        We have not paid any cash dividends since our inception and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a) EXHIBITS

Exhibit
Number          Description
--------        -----------
3.1             Intentionally omitted

3.2             Amended and Restated Bylaws of the Company (1)

3.3             Amended and Restated Certificate of Incorporation of the Company (1)

4.0             Rights Agreement dated as of December 3, 1998 between the Company and
                American Stock Transfer & Trust Company (2)

4.1             Certificate of Designation, Preferences and Rights of Series A Junior
                Participating Preferred Stock of the Company (3)

27              Financial Data Schedule (4)


(1) Previously filed with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein.

(2) Previously filed with the Company's Registration Statement on Form 8-A (No. 000-24274) as filed with the Securities and Exchange Commission on December 4, 1998 and incorporated by reference herein.

(3) Previously filed with the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein.

(4)     Filed herein.

               (b)     REPORTS ON FORM 8-K

               As reported in our Form 10-Q for March 31, 2000, on April 18, 2000, the Company filed a Current Report on Form 8-K reporting the following: La Jolla Pharmaceutical Company intends to file a registration statement to register for resale the underlying shares of Company common stock for the Company's privately held warrants.

                        LA JOLLA PHARMACEUTICAL COMPANY

                                   SIGNATURES

                                 JUNE 30, 2000


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       La Jolla Pharmaceutical Company



Date:  August 3, 2000                  By: /s/ Steven B. Engle
                                           -------------------------------------
                                           Steven B. Engle
                                           Chairman and
                                           Chief Executive Officer
                                           Signed on behalf of the Registrant


                                       By: /s/ Gail A. Sloan
                                           ---------------------------------
                                           Gail A. Sloan
                                           Signed as Principal Accounting
                                           Officer

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