Form 10-Q
period 2000-09-30
LA JOLLA PHARMACEUTICAL CO
filed 2000-11-14
CIK 920465

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     MARK ONE

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The number of shares of the Registrant's common stock, $.01 par value, outstanding at September 30, 2000 was 29,290,474.

                         LA JOLLA PHARMACEUTICAL COMPANY
                                    FORM 10-Q
                                QUARTERLY REPORT


                                      INDEX


COVER PAGE .......................................................................................    1

INDEX ............................................................................................    2

PART I. FINANCIAL INFORMATION

       ITEM 1. Financial Statements

         Balance Sheets as of September 30, 2000 (Unaudited) and December 31, 1999 ...............    3

         Statements of Operations (Unaudited) for the three months and nine months ended
         September 30, 2000 and 1999 .............................................................    4

         Statements of Cash Flows (Unaudited) for the nine months ended
         September 30, 2000 and 1999 .............................................................    5

         Notes to Financial Statements (Unaudited) ...............................................    6

         ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of
                Operations .......................................................................    7

         ITEM 3 Quantitative and Qualitative Disclosures About Market Risk .......................   10

PART II OTHER INFORMATION

         ITEM 2 Changes in Securities and Use of Proceeds ........................................   11

         ITEM 5 Other Information ................................................................   11
                Risk Factors
                Amendment to Bylaws and 1994 Stock Incentive Plan

         ITEM 6 Exhibits and Reports on Form 8-K .................................................   19

SIGNATURES .......................................................................................   20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LA JOLLA PHARMACEUTICAL COMPANY

                                 BALANCE SHEETS
                                 (in thousands)

                                                                September 30,      December 31,
                                                                    2000              1999
                                                                -------------      ------------
                                                                 (Unaudited)         (Note)
ASSETS
Current assets:
       Cash and cash equivalents                                  $   7,128         $  4,409
       Short-term investments                                        35,378            6,994
       Other current assets                                           1,064              464
                                                                  ---------         --------
              Total current assets                                   43,570           11,867

Property and equipment, net                                             633              658
Patent costs and other assets, net                                    1,671            1,518
                                                                  ---------         --------
              Total assets                                        $  45,874         $ 14,043
                                                                  =========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                           $     311         $    225
       Accrued expenses                                               1,868              520
       Accrued payroll and related expenses                             382              262
       Current portion of obligations under capital leases               87              199
                                                                  ---------         --------
              Total current liabilities                               2,648            1,206

Noncurrent portion of obligations under capital leases                   --               44

Commitments

Stockholders' equity:
       Common stock                                                     293              202
       Additional paid-in capital                                   124,794           84,358
       Accumulated deficit                                          (81,861)         (71,767)
                                                                  ---------         --------
              Total stockholders' equity                             43,226           12,793
                                                                  ---------         --------
              Total liabilities and stockholders' equity          $  45,874         $ 14,043
                                                                  =========         ========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete balance sheets.

See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                           Three Months Ended           Nine Months Ended
                                             September 30,                September 30,
                                         --------      --------      --------      --------
                                           2000          1999          2000          1999
                                         --------      --------      --------      --------
Revenue from collaborative
  agreement - related party              $     --      $  1,576      $     --      $  4,690

Expenses:
   Research and development                 4,184         3,170         9,327         9,577
   General and administrative                 617           717         1,922         2,420
                                         --------      --------      --------      --------
       Total expenses                       4,801         3,887        11,249        11,997
                                         --------      --------      --------      --------
Loss from operations                       (4,801)       (2,311)      (11,249)       (7,307)

Interest expense                               (1)           (3)           (6)          (16)
Interest income                               580           197         1,161           645
                                         --------      --------      --------      --------
Net loss and comprehensive net loss      $ (4,222)     $ (2,117)     $(10,094)     $ (6,678)
                                         ========      ========      ========      ========
Basic and diluted net loss per share     $   (.15)     $   (.11)     $   (.41)     $   (.33)
                                         ========      ========      ========      ========
Shares used in computing basic and
  diluted net loss per share               28,037        20,160        24,921        20,127
                                         ========      ========      ========      ========

See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                   -----------------------
                                                                     2000           1999
                                                                   --------       --------
OPERATING ACTIVITIES
Net loss                                                           $(10,094)      $ (6,678)
Adjustments to reconcile net loss to net cash used
  for operating activities:
     Depreciation and amortization                                      287            266
     Loss on disposal of property and equipment                          --             23
     Change in operating assets and liabilities:
         Other current assets                                          (600)           235
         Accounts payable and accrued expenses                        1,434         (1,353)
         Accrued payroll and related expenses                           120            327
         Deferred revenue - related party                                --         (1,769)
                                                                   --------       --------
         Net cash used for operating activities                      (8,853)        (8,949)

INVESTING ACTIVITIES
(Increase) decrease in short-term investments                       (28,384)         4,333
Proceeds from the sale of property and equipment                         --             20
(Additions) deletions to property and equipment                        (216)            55
Increase in patent costs and other assets                              (199)          (254)
                                                                   --------       --------
         Net cash (used for) provided by investing activities       (28,799)         4,154

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                           40,527             44
Payments on obligations under capital leases                           (156)          (114)
                                                                   --------       --------
         Net cash provided by (used for) financing activities        40,371            (70)

Net increase (decrease) in cash and cash equivalents                  2,719         (4,865)
Cash and cash equivalents at beginning of period                      4,409         11,176
                                                                   --------       --------
Cash and cash equivalents at end of period                         $  7,128       $  6,311
                                                                   ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                      $      6       $     16
                                                                   ========       ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Capital lease obligations incurred for property
  and equipment                                                    $     --       $    404
                                                                   ========       ========

See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2000

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of La Jolla Pharmaceutical Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2000. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 1999, included in the Company's Form 10-K/A filed with the Securities and Exchange Commission.

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

STOCK COMPENSATION

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"). FIN 44 clarifies certain issues in the application of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 did not have a material impact on the Company's financial statements.

                         LA JOLLA PHARMACEUTICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Statements regarding our analysis of results from preclinical and clinical studies, as well as La Jolla Pharmaceutical's drug candidates and drug development plans and certain statements made in the "Recent Developments" section, are forward-looking statements involving risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from those anticipated. The Company's analysis of clinical results is ongoing, and future analyses may not necessarily support conclusions to date. Clinical results are derived from a trial that was terminated prior to completion, and certain data may be incomplete. Our blood test to measure binding affinity for LJP 394 is experimental and has not been validated by independent laboratories. Tolerance, or the specific inactivation of pathogenic B cells, is a new technology that has not been proven. Future clinical trials of LJP 394 may have negative or inconclusive results. Further, delays in continued testing of LJP 394 and/or termination of development by the Company would result in delays or lack of government approval to market the compound. The development of LJP 394 involves many risks and uncertainties, including, without limitation, whether LJP 394 can provide a meaningful clinical benefit, and any positive results observed to date may not be indicative of future results. Our other drug candidates, including our Toleragen(R) candidates for antibody-mediated thrombosis and for xenotransplantation, none of which has progressed to clinical trials, involve comparable risks. Readers are cautioned not to place undue reliance upon forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described below and in other reports and registration statements of La Jolla Pharmaceutical Company filed with the Securities and Exchange Commission from time to time.

         Our business is subject to significant risks including, but not limited to, the risks inherent in our research and development efforts, including clinical trials, uncertainties associated with both obtaining and enforcing our patents and with the patent rights of others, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition, manufacturing uncertainties, our lack of marketing experience and the uncertainty of receiving future revenue from product sales or other sources such as collaborative relationships, future profitability and the need for additional financing. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the products will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. These and other risks are discussed below in Part II, Item 5 "Risk Factors."

RECENT DEVELOPMENTS

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

         Late in 1999, we reported encouraging results from our continuing analysis of the Phase II/III trial. We reported results that indicate that there was a statistically significant reduction in the time to renal flare and in the incidence of treatments with high-dose corticosteriods or cyclophosphamide in lupus patients with high affinity antibodies to LJP 394.

         In May 2000, we announced additional positive results from the Phase II/III clinical trial of LJP 394. We completed an affinity analysis of more than 99% of the North American patients' samples that showed that 89% of the patients had high-affinity antibodies to LJP 394. With this additional data, the significance of the clinical results increased.

         In September 2000, as a result of a meeting with the FDA in late April where we provided the results of our analysis of the suspended Phase II/III trial, we announced that we had initiated a Phase III trial of our lupus drug candidate, LJP 394, and that we had dosed our first patient in the trial. We also announced that the FDA had granted La Jolla Pharmaceutical orphan drug designation for LJP 394 for the treatment of lupus kidney disease. The Orphan Drug Act provides for seven years of marketing exclusivity in the U.S. and enables us to obtain research funding, tax credits for certain research expenses, and a waiver of the application user fees.

         Also in September 2000 we announced positive preclinical results which showed that our clinical Toleragen candidate, LJP 1082, reduced disease-causing antibodies involved in antibody-mediated thrombosis, a life-threatening blood-clotting disorder.

OVERVIEW

         Since our inception in May 1989, we have devoted substantially all of our resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. We have never generated any revenue from product sales and have relied upon private and public investors, revenue from collaborative agreements, equipment lease financings and interest income on invested cash balances for our working capital. We have been unprofitable since inception and expect to incur substantial additional expenses and operating losses for at least the next several years as we increase our clinical trial and manufacturing scale-up activities including the production of LJP 394 for clinical trials, and increase our research and development expenditures on additional drug candidates, and general and administrative expenditures to support increased clinical trial, manufacturing scale-up and research and development activities. Our activities to date are not as broad in depth or scope as the activities we must undertake in the future and our historical operations and the financial information reported below may not be indicative of our future operating results or financial condition.

         We expect that operating losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and potential revenues from collaborative arrangements. Some of these fluctuations may be significant. As of September 30, 2000, our accumulated deficit was approximately $81.9 million.

RESULTS OF OPERATIONS

         We earned no revenue from our former collaborative agreement with Abbott for the three and nine months ended September 30, 2000, compared to $1.6 million and $4.7 million for the same periods in 1999. All revenue earned in 1999 was attributable to funding under our former collaborative agreement with Abbott for the development of LJP 394. The decrease in revenue from 1999 is due to the fact that following the May 1999 suspension of the jointly conducted Phase II/III clinical trial of LJP 394, Abbott and La Jolla Pharmaceutical terminated the collaborative agreement for LJP 394 in September 1999, including any further development funding from Abbott. All rights to the compound were returned to La Jolla Pharmaceutical at that time. There can be no assurance that we will realize any further revenue from any other collaborative arrangement.

         Research and development expenses increased to $4.2 million for the three months ended September 30, 2000 compared to $3.2 million for the same period in 1999 primarily due to an increase in expenses associated with the initiation of our Phase III clincal trial of LJP 394 in September 2000. Research and development expenses decreased to $9.3 million for the nine months ended September 30, 2000 compared to $9.6 million for the same period in 1999 primarily due to the reduction in our workforce related to the restructuring of our operations in September 1999 partially offset by the increase in expenses for our Phase III clinical trial of LJP 394 in September 2000. Our research and development expenses are expected to increase significantly in the future as clinical trial and manufacturing scale-up activities including the production of LJP 394 for clinical trials are increased, efforts to develop additional drug candidates are intensified, and other potential products progress into and through clinical trials.

         General and administrative expenses decreased to $617,000 and $1.9 million for the three and nine months ended September 30, 2000, respectively, from $717,000 and $2.4 million for the same periods in 1999. The decrease was due to the restructuring of our operations in September 1999 and the related reduction in our workforce. We expect general and administrative expenses to increase in the future in order to support increased clinical trial, manufacturing scale-up and research and development activities.

         Interest income increased to $580,000 and $1.2 million for the three and nine months ended September 30, 2000, respectively, from $197,000 and $645,000 for the same periods in 1999. The increase in interest income was due to higher investment balances as a result of the sale of 4,800,000 shares of common stock to private investors in July 2000 for net proceeds of $27.5 million and the sale of 4,040,000 shares of common stock to private investors in February 2000 for net proceeds of $12.7 million. For the three and nine months ended September 30, 2000, interest expense decreased to $1,000 and $6,000, respectively, from $3,000 and $16,000 for the same periods in 1999. The decrease in interest expense was the result of decreases in our capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, we had incurred a cumulative net loss since inception of approximately $81.9 million, and had financed our operations through private and public offerings of our securities, payments from collaborative agreements, capital and operating lease transactions, and interest income on our invested cash balances. As of September 30, 2000, we had raised $124.3 million in net proceeds since inception from sales of equity securities.

         At September 30, 2000, we had $42.5 million in cash, cash equivalents and short-term investments, as compared to $11.4 million at December 31, 1999. Our working capital at September 30, 2000 was $40.9 million, as compared to $10.7 million at December 31, 1999. The increase in cash, cash equivalents and short-term investments as well as working capital resulted from the sale of 4,040,000 shares of our common stock to private investors in February 2000 for net proceeds of $12.7 million and the sale of 4,800,000 shares of our common stock to private investors in July 2000 for net proceeds of $27.5 million offset by the continued use of our cash towards operating activities, patent expenditures and the purchase of property and equipment. We invest our cash in corporate and United States Government-backed debt instruments.

         As of September 30, 2000, we had acquired an aggregate of $4.6 million in property and equipment, of which approximately $368,000 of total property and equipment costs are financed under capital lease obligations. In addition, we lease our office and laboratory facilities and certain property and equipment under operating leases. We have no material commitments for the acquisition of property and equipment. However, we anticipate increasing our investment in property and equipment in connection with the enhancement of our research and development and manufacturing facilities and capabilities, as well as our Phase III trial.

         In September 2000, we initiated a Phase III trial of our lupus drug LJP
394. We anticipate that our existing capital and the interest earned thereon will be sufficient to fund our operations as currently planned into early 2002. However, we will need to obtain substantial additional capital to fund our Phase III trial to its completion. There can be no assurance that such funding will be available on acceptable terms, if at all. We intend to use our financial resources to fund clinical trials and manufacturing scale-up activities including the production of LJP 394 for clinical trials, research and development efforts, and for working capital and other general corporate purposes. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the results of clinical trials, the timing of any regulatory applications and approvals, and technological developments. Expenditures will also depend upon the establishment and progression of collaborative arrangements and contract research as well as the availability of other financings. There can be no assurance that these funds will be available on acceptable terms, if at all.

         Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the size and complexity of these programs, the scope and results of clinical trials, the time and costs involved in applying for any regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the ability to establish and maintain collaborative relationships or raise additional equity financing, and the cost of manufacturing scale-up and effective commercialization activities and arrangements. We expect to incur significant net operating losses each year for at least the next several years as we expand our current research and development programs, including clinical trials and manufacturing scale-up activities, and increase our general and administrative expenses to support a larger, more complex organization. It is possible that our cash requirements will exceed current projections and that we will therefore need additional financing sooner than currently expected.

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

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 24, 2000, we completed a series of private transactions in which we issued a total of 4,800,000 shares of our common stock to private investors for an aggregate price of $29.4 million. The sale was a privately negotiated sale to accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The shares were sold without registration under the Act in reliance on Rule 506. The sale was made for the purpose of financing our research and development activities, including clinical trials and preclinical testing of our product candidates, and for working capital and general corporate purposes. Our registration statement covering the resale of these shares on Form S-3 became effective on September 25, 2000.

ITEM 5.  OTHER INFORMATION

RISK FACTORS

         We are updating and restating the risk factors included in our 1999 Form 10K and our Form 10-Q for the quarter ending June 30, 2000 as follows:

I. RISK FACTORS RELATING TO LA JOLLA PHARMACEUTICAL COMPANY ("LJPC") AND THE INDUSTRY IN WHICH WE OPERATE.

Our drug candidates may not perform well in clinical trials and we may not be permitted to conduct further clinical trials. Without successful clinical trials, we will not be able to market or sell any products.

         If LJP 394 is ultimately not found to be safe and effective, we would be unable to obtain regulatory approval for its commercialization. Because LJP 394 is our only drug candidate that has advanced to clinical trials, and because there is no guarantee that we would be able to develop an alternate drug candidate, our inability to commercialize LJP 394 would have a severe negative effect on our business, including revenues and profits.

         In order to sell our products that are under development, we must first receive regulatory approval. To obtain regulatory approval, we must conduct clinical studies demonstrating that our products are safe and effective. Although LJP 394 appears promising, it may not be successful in future clinical trials. Our prior clinical study of LJP 394, in collaboration with Abbott, was halted, and the Phase III clinical study may also be delayed or halted for various reasons, including:

         - the product is not effective, or physicians think that it is not effective,

         -  patients experience severe side effects during treatment,

         -  patients do not enroll in the study at the rate we expect, or

         - product supplies are not sufficient to treat the patients in the study.

         In addition, the FDA and foreign regulatory authorities have substantial discretion in the approval process. The FDA and foreign regulatory authorities may not agree that we have demonstrated that LJP

394 is safe and effective after we complete clinical trials. Even if the results of prior clinical trials are positive, the FDA may require us to design and conduct additional studies, which may result in significant expense and delay. The FDA may require new clinical trials because of inconclusive results from earlier clinical trials, a possible failure to conduct prior clinical trials in complete adherence to FDA good clinical practice standards and identification of new clinical trial endpoints.

Our products are in the early stage of development and the technology underlying our products is uncertain and unproven. If our products cannot be successfully developed, we will never be able to generate meaningful sales.

         All of our product development efforts are based on unproven technologies and therapeutic approaches that have not been widely tested or used. LJP 394 has not been proven to be effective in humans and the technology on which it is based has been used only in our preclinical tests and clinical trials. If our products or technology is not effective, we will not generate meaningful sales. Application of LJP 394's technology to antibody-mediated diseases other than lupus is in even earlier research stages.

         LJP 394 and our other potential drug candidates require significant additional research and development and are subject to significant risks. Potential products that appear to be promising at early stages of development may nevertheless fail to reach market or become profitable for some of the following reasons:

         - products may be ineffective or cause harmful side effects during preclinical testing or clinical trials,

         -  products may fail to receive necessary regulatory approvals,

         -  products may be difficult to manufacture,

         - products may be uneconomical to produce particularly if high dosages are required,

         -  products may fail to achieve market acceptance,

         - products may be precluded from commercialization because of proprietary rights of third parties, and

         -  competitors may develop superior products.

         The technology underlying LJP 394 appears effective in humans. However, no products have been developed to date that use our technology. There is no guarantee that LJP 394 will work as intended. Furthermore, clinical trials of LJP 394 may be viewed as a test of LJPC's entire approach to developing therapies for antibody-mediated diseases. If the data from our clinical trials indicate that LJP 394 is ineffective, the applicability of our technology to other antibody-mediated diseases will be highly uncertain. Therefore, there is significant risk that our therapeutic approaches will not prove to be successful, and there can be no guarantee that our drug discovery technologies will result in any commercially successful products.

Our success in developing our products and marketing them successfully depends significantly upon our ability to obtain patent protection for LJP 394 and any other developed products. In addition, we will need to successfully preserve our trade secrets and operate without infringing on the rights of others.

         We will depend on patents and other unpatented intellectual property to prevent others from profiting from products or technologies that we may have developed, and to preserve our freedom to operate our business. We own 86 issued patents and 59 pending patent applications covering various technologies and drug candidates. However, there can be no assurance that any additional patents will be issued, or that the scope of any patent protection will be sufficient, or that any current or future issued patent will be held valid if subsequently challenged. There is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office that may delay the review and issuance of any patents. The patent position of biotechnology firms like ours generally is highly uncertain and involves complex legal and factual questions, and no consistent policy has emerged regarding the breadth of claims covered in biotechnology patents or protection afforded by these patents. Presently, we have a number of patent applications pending in the United States relating to our technology, as well as foreign counterparts to some of our U.S. patent applications. We intend to continue to file applications as appropriate for patents covering both our products and processes. There can be no assurance that patents will be issued from any of these applications, or that the scope of any issued patents will protect our technology.

         We are aware of one U.S. patent grant that contains claims covering subject matter that may conflict with some of our key patents and patent applications, and that may affect our ability to develop and sell our products. Any conflict between our patents and patent applications, and patents or patent applications of third parties, could result in a significant reduction of the coverage of our existing patents or any future patents that may be issued. This could have a negative effect on our ability to prevent competitors from profiting from our products and technologies, and this could affect our future sales. In addition, we may have to incur significant expenses in defending our patents.

         If the U.S. Patent and Trademark Office or any foreign counterpart issues or has issued to a competitor patents containing competitive or conflicting claims, and if these claims are valid, there can be no guarantee that we would be able to obtain licenses to these patents, that any licensing fees would be reasonable, or that we would be able to develop or obtain alternative technology. Patent applications in the United States are kept secret until a patent is issued. As a result, we do not know if others, including competitors, have filed patent applications for technology covered by our pending applications, nor can we be certain that we were the first to invent or to file patent applications for our technologies. Competitors may have patents or patent applications pending that relate to compounds or processes that overlap or compete with our intellectual property.

         We also rely on unpatented intellectual property such as trade secrets and improvements, know how, and continuing technological innovation. While we seek to protect these rights, it is possible that:

         - inventions relevant to our business will be developed by a person not bound by an LJPC invention assignment agreement,

         - binding LJPC confidentiality agreements will be breached and we will not have adequate remedies for such a breach, or

         - our trade secrets will otherwise become known or be independently discovered by competitors.

         We could incur substantial costs in defending suits brought against us by others for infringement of intellectual property rights or in prosecuting suits that we might bring against others to protect our intellectual property rights.

We have a history of losses and may not become profitable.

         We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of approximately $81.9 million as of September 30, 2000. Our losses are likely to exceed those experienced in prior years due to the termination of a collaborative relationship with Abbott, unless we are successful in establishing additional collaborative relationships to help finance our research and development costs. To achieve profitability we must, among other things, complete the development of our products, obtain all necessary regulatory approvals and establish commercial manufacturing and marketing capabilities. We expect to incur significant losses each year for at least the next several years as our clinical trial, research, development and manufacturing scale-up activities increase. The amount of losses and the time required by us to reach sustained profitability are highly uncertain, and we do not expect to generate revenues from the sale of products, if any, for at least several years. We may never achieve product revenues or profitability.

We will need additional funds to support operations and may need to reduce operations, sell stock or assets, or merge with another entity to continue operations.

         Our operations to date have consumed substantial capital resources, and we will continue to expend substantial and increasing amounts of capital for research, product development, preclinical testing and clinical trials of drug candidates, to establish commercial-scale manufacturing capabilities, and to market potential products. We will need to raise additional funds in some way, and if we are not able to do so we will not be able to fund our operations.

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

         We expect to incur substantial and increasing losses each year for at least the next several years as our clinical trial, research, development and manufacturing scale-up activities increase. We expect our existing capital resources will be sufficient to fund our activities, as currently planned, for approximately the next 18 months. However, the amounts expended by us for various purposes may vary significantly, and it is possible that our cash requirements will exceed current projections and that we will therefore need additional financing sooner than currently expected. In the future, it is possible that we will not have adequate resources to support our business activities.

         We actively seek additional funding, including through collaborative arrangements and public and private financings. Our choice of financing alternatives may vary from time to time depending upon various factors, including the market price of our securities, conditions in the financial markets, and the interest of other entities in strategic transactions with LJPC. There can be no guarantee that additional financing will be available on acceptable terms, if at all, whether through collaborative arrangement, issuance of securities, or otherwise. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our research and development programs or obtain funds through arrangements with collaborative partners or others that require us to relinquish rights to certain technologies or potential products. This could have a negative impact on our ability to develop products, or to achieve profitability if our products are brought to market. If we do obtain additional funding through sales of securities, your investment in LJPC will be diluted.

We may not earn as much income as we hope due to possible changes in healthcare reimbursement policies.

         The continuing efforts of government and healthcare insurance companies to reduce the costs of healthcare may reduce the amount of income we can generate from our products. For example, in certain foreign markets, pricing and profitability of prescription drugs are subject to government control. In the

United States, we expect that there will continue to be a number of federal and state proposals to implement similar government controls. In addition, increasing emphasis on managed care in the United States will continue to put pressure on drug manufacturers to keep prices down. Cost control initiatives could reduce the revenue that we receive for any products we may develop and sell in the future. These cost control measures may also affect the profitability of companies with whom we may transact business, such as manufacturers of our products, and thus may have a negative effect on our ability to continue to work with these companies.

Because a number of companies compete with us and many of these competitors have greater resources than we do, and because we face rapid changes in technology in our industry, we cannot be certain that our products will be accepted in the marketplace or capture market share.

         Competition from domestic and foreign biotechnology companies, large pharmaceutical companies and other institutions is intense and is expected to increase. A number of companies and institutions are pursuing the development of pharmaceuticals in our targeted areas, many of which are very large, and have financial, technical, sales and distribution and other resources substantially greater than ours. The greater resources of these competitors could enable them to develop competing products more quickly than we are able to, and to market any competing product more quickly so as to make it extremely difficult for us to develop a share of the market for these products. These competitors also include companies that are conducting clinical trials and preclinical studies for the treatment of lupus. Our competitors may develop or obtain regulatory approval for products more rapidly than we do. Also, the biotechnology and pharmaceutical industries are subject to rapid changes in technology. Our competitors may also develop and market technologies and products that are more effective than those being developed by us or that would render our technology and proposed products obsolete or noncompetitive.

We may need to establish collaborative agreements, and this could have a negative effect on our freedom to operate our business, or profit fully from sales of our products.

         We may seek to collaborate with pharmaceutical companies to gain access to their research, drug development, manufacturing, marketing and financial resources. However, we may not be able to negotiate arrangements with any collaborative partners on acceptable terms, if at all. Any collaborative relationships that we enter into may include restrictions on our freedom to operate our business or to profit fully from the sales of our products.

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

         Without collaborative arrangements, we must fund our own research and development activities, accelerating the depletion of our capital and requiring us to develop our own marketing capabilities. Therefore, if we are unable to establish and maintain collaborative arrangements, we could experience a material adverse effect on our ability to develop products and, once developed, to market them successfully.

Our limited manufacturing capabilities could result in shortages of products for testing and future sale, and our revenues and profit margin could be negatively affected.

         While we are producing limited quantities of LJP 394 for clinical trials, our current facilities are not FDA approved for commercial production of our potential products. The manufacture of our potential products for clinical trials and the manufacture of any resulting products for commercial purposes are subject to certain FDA standards. Substantial capital investment in the expansion and build-out of our manufacturing facilities will be required to enable us to manufacture any products in commercial quantities. While we have initiated the process of obtaining FDA approval for our facilities, we have never operated an FDA-approved manufacturing facility and may not obtain necessary approvals. We have limited manufacturing experience, and we may be unable to successfully transition to commercial production. We may enter into arrangements with contract manufacturing companies to expand our own production capacity in order to meet requirements for our products, or to attempt to improve manufacturing efficiency. If we choose to contract for manufacturing services and encounter delays or difficulties in establishing relationships with manufacturers to produce, package and distribute our finished products, the clinical trials, market introduction and subsequent sales of these products would be negatively affected by the lack of available products, and our profit margins and our ability to develop and deliver products on a timely and competitive basis may be negatively affected.

We lack experience in marketing products for commercial sale and thus may have difficulty gaining acceptance for our products.

         In order to commercialize any drug candidate approved by the FDA, we must either develop a marketing and sales force or enter into marketing arrangements with others. If we cannot do either of these we may have difficulty generating sales for our products. We currently have no marketing arrangements with others, and there can be no guarantee that we will be able to enter into any marketing agreements on favorable terms, or that any such agreements will result in payments to LJPC. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenues that we may receive will be dependent on the efforts of others. There can be no guarantee that these efforts will be successful. If we attempt to develop our own marketing and sales capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. Furthermore, if we attempt to establish sales and distribution capabilities, we may experience delays and expenditures and have difficulty in gaining market acceptance for our drug candidates.

The use of LJP 394 and other potential products in clinical trials, and the sale of any approved products may expose us to lawsuits resulting from the use of these products.

         The use and possible sale of LJP 394 and other potential products may expose us to legal liability and generate negative publicity if claims are made against us that people were harmed by our products. These claims might be made directly by consumers, pharmaceutical companies, or others. We maintain $10.0 million of product liability insurance for claims arising from the use of LJPC products in clinical trials. However, coverage is becoming increasingly expensive, and there can be no guarantee that we will be able to maintain insurance or that insurance can be acquired at a reasonable cost or in sufficient amounts to protect us against possible losses. Furthermore, it is possible that our financial resources would be insufficient to satisfy potential product liability claims. A successful product liability claim or series of claims brought could negatively impact our business and financial condition.

Our research and development and operations depend in part on certain key employees and consultants. Losing these employees or consultants would have a negative effect on our product development and operations.

         We are highly dependent upon the principal members of our scientific and management staff, the loss of whose services would delay the achievement of our research and development objectives. This is because our key personnel, including Steven Engle, Dr. Andrew Wiseman and Dr. Matthew Linnik, have been involved in the development of LJP 394 and other drug candidates for several years and have unique knowledge of our drug candidates and of the technology on which they are based. Our anticipated growth and expansion into areas requiring additional expertise, such as clinical trials, government approvals, manufacturing, and marketing, is expected to place increased demands on our resources and require the addition of new management personnel as well as the development of additional expertise by existing management personnel.

         Retaining our current key employees and recruiting additional qualified scientific personnel to perform research and development work in the future will also be critical to our success. Because competition for experienced scientists among numerous pharmaceutical and biotechnology companies and research and academic institutions is intense, we may not be able to attract and retain these people. If we cannot attract and retain qualified people, our ability to conduct necessary clinical trials and to develop our products may be negatively affected because, for instance, the trials may not be conducted properly, or the trials or our manufacturing of products may be delayed. In addition, we rely upon consultants and advisors to assist us in formulating our research and development, clinical, regulatory and manufacturing strategies. All of our consultants and advisors are employed outside LJPC and may have commitments or consulting or advisory contracts with other entities that may affect their ability to contribute to our business.

It is possible that we may face environmental liabilities related to certain hazardous materials used in our operations.

         Due to the nature of our manufacturing processes, we are subject to stringent federal, state and local laws governing the use, handling and disposal of certain materials and wastes. It is possible that we may have to incur significant costs to comply with environmental regulations as our manufacturing increases to commercial volumes. Our operations may be significantly impacted by current or future environmental laws because, for instance, our ability to produce products may be slowed down, which may cause our costs in producing these products to increase. In our research activities, we use radioactive and other materials that could be hazardous to human health, safety, or the environment. These materials and various wastes resulting from their use are stored at our facility pending ultimate use and disposal. The risk of accidental injury or contamination from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any resulting damages, and any such liability could exceed our resources.

II.  RISK FACTORS RELATED SPECIFICALLY TO OUR STOCK.

Our common stock price is volatile and may decline even if our business is doing well.

         The market price of our common stock has been and is likely to continue to be highly volatile. Market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors can have a significant effect on the market price of our securities:

         - announcements of technological innovations or new therapeutic products by LJPC or others,

         -  clinical trial results,

         -  developments concerning agreements with collaborators,

         -  government regulation,

         -  developments in patent or other proprietary rights,

         - public concern as to the safety of drugs discovered or developed by LJPC or others,

         - future sales of substantial amounts of our common stock by existing stockholders, and

         -  comments by securities analysts and general market conditions.

         The realization of any of the risks described in these "Risk Factors" could have a negative effect on the market price of our common stock.

In the future, our stock may be removed from listing on the Nasdaq quotation system and may not qualify for listing on any stock exchange, in which case it may be difficult to find a market in our stock.

         If our stock is no longer traded on a national trading market it may be more difficult for you to sell shares that you own, and the price of the stock may be negatively affected. Currently our securities are traded on the Nasdaq National Market. Nasdaq has certain continued listing requirements, including a minimum trading price. Previously, we have received notice from Nasdaq that our stock price fell below this minimum trading price. While we have since come back into compliance with this Nasdaq requirement, it is possible that we will fall out of compliance with this and/or other Nasdaq continued listing criteria at some point in the future. Failure to comply with any one of several Nasdaq requirements may cause our stock to be removed from listing on Nasdaq. Should this happen, we may not be able to secure listing on other exchanges or quotation systems. This would have a negative effect on the price and liquidity of our stock.

Future sales of our stock by existing stockholders could negatively affect the market price of our stock and make it more difficult for us to sell stock in the future.

         Sales of our common stock in the public market, or the perception that such sales could occur, could result in a drop in the market price of our securities and make it more difficult for us to complete future equity financings. We cannot estimate the number of shares of common stock that may actually be resold in the public market since this will depend upon the market price for the common stock, the individual circumstances of the sellers and other factors. We also have a number of institutional stockholders that own significant blocks of our common stock. If these stockholders sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the market price of our common stock could drop significantly.

Anti-takeover devices may prevent or delay changes in management of LJPC.

         We have in place some anti-takeover devices, including a stockholder rights plan, that may have the effect of delaying or preventing changes in the management of LJPC. For example, one anti-takeover device provides for a board of directors that is separated into three classes, with their terms in office staggered over three year periods. This has the effect of delaying a change in control of the Board of Directors without the cooperation of the incumbent board. In addition, our bylaws do not allow stockholders to call a special meeting of stockholders, require stockholders to give written notice of any proposal or director nomination to us within a certain period of time prior to the stockholder annual meeting, and establish certain qualifications for a person to be elected or appointed to the Board of Directors during the pendency of certain business combination transactions.

         We may also issue shares of preferred stock without stockholder approval and upon terms that our Board of Directors may determine in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding stock, and the holders of such preferred stock could have voting, dividend, liquidation and other rights superior to those of holders of the common stock.

We do not pay dividends and this may negatively affect the price of our stock.

         We have not paid any cash dividends since our inception and do not anticipate paying any cash dividends in the foreseeable future. The future price of our common stock may be depressed by the fact that we have not paid dividends.

AMENDMENTS TO BYLAWS AND 1994 STOCK INCENTIVE PLAN

       On July 21, 2000, our Board of Directors amended and restated our Amended and Restated Bylaws to prohibit us, absent stockholder approval by a majority vote at a duly convened stockholder meeting, from (1) granting stock options with an exercise price less than 100% of the fair market value of the underlying stock on the date the option is granted except in certain specified circumstances, and (2) reducing the exercise price of any outstanding stock options granted under any existing or future stock option plan. On September 21, 2000 our Board amended and restated our 1994 Stock Incentive Plan to be consistent with the new Bylaw provisions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

Exhibit
Number     Description
------     -----------
3.1        Intentionally omitted
3.2        Amended and Restated Bylaws of the Company
3.3        Amended and Restated Certificate of Incorporation of the Company (1)
4.0        Rights Agreement dated as of December 3, 1998 between the Company and American Stock
           Transfer & Trust Company (2)
4.1        Certificate of Designation, Preferences and Rights of Series A Junior Participating
           Preferred Stock of the Company (3)
10.19      Amended and Restated La Jolla Pharmaceutical Company 1994 Stock Incentive Plan *
27         Financial Data Schedule

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

         (b) REPORTS ON FORM 8-K

             None

                         LA JOLLA PHARMACEUTICAL COMPANY

                                   SIGNATURES

                               SEPTEMBER 30, 2000

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     La Jolla Pharmaceutical
Company

Date:  November 13, 2000             By:  /s/ Steven B. Engle
                                          --------------------------------------
                                          Steven B. Engle
                                          Chairman and
                                          Chief Executive Officer
                                          Signed on behalf of the Registrant

                                     By:  /s/ Gail A. Sloan
                                          --------------------------------------
                                          Gail A. Sloan
                                          Signed as Principal Accounting Officer

                         LA JOLLA PHARMACEUTICAL COMPANY

                                INDEX TO EXHIBITS

Exhibit
Number      Exhibit
-------     -------
3.2         Amended and Restated Bylaws of the Company

10.19       Amended and Restated La Jolla Pharmaceutical Company 1994
            Stock Incentive Plan

27          Financial Data Schedule