Form 10-K405
period 2000-12-31
LA JOLLA PHARMACEUTICAL CO
filed 2001-03-30
CIK 920465

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended           DECEMBER 31, 2000

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

       The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq Stock Market on January 31, 2001, was $207,617,499. The number of shares of the Registrant's common stock, $.01 par value, outstanding at January 31, 2001 was 29,395,087.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Part III incorporates certain information by reference from the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 18, 2001, which proxy statement will be filed on or about April 10, 2001.

                           FORWARD-LOOKING STATEMENTS

       This report includes forward-looking statements, including without limitation those dealing with La Jolla Pharmaceutical Company's (the "Company") drug development plans and clinical trials, and other matters described in terms of our plans and expectations. The forward-looking statements in this report involve risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ from our current expectations. Our analysis of clinical results of LJP 394, our drug candidate for the treatment of systemic lupus erythematosus ("lupus"), is ongoing and future analysis could result in a finding that LJP 394 is not effective in large patient populations or does not provide a meaningful clinical benefit. Our blood test to measure the binding affinity for LJP 394 is experimental and has not been validated by independent laboratories. Our other potential drug candidates are at earlier stages of development and involve comparable risks. Analysis of our clinical trials could have negative or inconclusive results. Even if results are promising, the Food and Drug Administration ("FDA") may require additional clinical trials. Additional risk factors include the uncertainty of: obtaining required regulatory approvals; successfully marketing products; receiving future revenue from product sales or other sources such as collaborative relationships; future profitability; the need for additional financing; the Company's dependence on patents and other proprietary rights; the Company's limited manufacturing capabilities; and the Company's lack of marketing experience. Readers are cautioned to not place undue reliance upon forward-looking statements, which speak only as of the date hereof, and the Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described below under the heading "Certain Risk Factors" and elsewhere in this report and in other reports and registration statements of the Company filed with the Securities and Exchange Commission from time to time.


                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

       La Jolla Pharmaceutical Company, which was founded in 1989, is a biopharmaceutical company focused on the research and development of highly specific therapeutic products for the treatment of certain life-threatening antibody-mediated diseases. These diseases, including autoimmune conditions such as lupus and antibody-mediated stroke, are caused by abnormal B cell production of antibodies that attack healthy tissues. Current treatments for these autoimmune disorders address only symptoms of the disease, or nonspecifically suppress the normal operation of the immune system, which often results in severe, negative side effects and hospitalization. We believe that our drug candidates, called Toleragens(R), will treat the underlying cause of many antibody-mediated diseases without these severe, negative side effects. Our clinical drug candidate for the treatment of lupus is known as LJP 394, and is currently being evaluated in a Phase III clinical trial. Our clinical drug candidate for the treatment of antibody-mediated thrombosis, known as LJP 1082, is currently being evaluated in toxicology studies that are required prior to the initiation of clinical trials.

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

       A properly functioning immune system distinguishes between foreign antigens and the body's healthy tissues. In a malfunctioning immune system, healthy tissue may trigger an immune response that causes B cells to produce disease-causing antibodies, resulting in antibody-mediated autoimmune disease. For example, B cells can produce disease-causing antibodies that are associated with the destruction of the kidneys in lupus and the wasting of muscles in myasthenia gravis. Other antibody-mediated disorders include antibody-mediated stroke, heart attack, deep vein thrombosis, recurrent fetal loss, as well as organ rejection in xenotransplantation, and Rh hemolytic disease of the newborn.

       Current therapies for antibody-mediated diseases have significant shortcomings, including severe side effects and a lack of specificity. Mild forms of antibody-mediated diseases are generally treated with drugs that address only the disease symptoms and fail to suppress disease progression, because such drugs do not control the production of disease-causing antibodies. Severe antibody-mediated diseases like lupus are treated with high levels of corticosteroids and immunosuppressive therapy (primarily anti-cancer drugs) which broadly suppress the normal function of the entire immune system. These therapies can leave patients susceptible to potentially life-threatening infections that may require hospitalization. Repeated dosing with corticosteroids may cause other serious conditions, including diabetes, hypertension, cataracts, osteonecrosis, and psychosis, and an increased risk of severe infections which may limit the use of this therapy. The use of chemotherapy may lead to acute problems, including weight loss, nausea, an increased risk of severe infections and long-term adverse effects, including sterility and an increased risk of malignancies.

LJPC'S TOLERANCE TECHNOLOGY(R) PROGRAM

       Our Tolerance Technology program focuses on the discovery and development of proprietary therapeutics, called Toleragens, which target and suppress the production of specific disease-causing antibodies without affecting the protective functions of the immune system. We believe that our Toleragens will be able to treat the underlying causes of antibody-mediated diseases, and that our Tolerance Technology may be applied broadly wherever antibodies are involved in the disease process.

       Since the 1970s, hundreds of papers have been published describing animal studies and a Nobel Prize was awarded for research in B cell tolerance. The underlying science supporting our Tolerance Technology is based on these discoveries as well as on our own patented research.

       Toleragens are composed of disease-specific epitopes and a carrier platform, which are proprietary chemical structures that we have developed and synthesized. To mimic the unique epitopes on an antigen's surface, we identify and synthesize epitopes specific to particular antibody-mediated diseases and attach or conjugate these epitopes to the carrier platform, which serves as a vehicle for presenting the epitopes to the antibody receptors on the targeted B cell. When the epitope binds to the antibody receptors on the B cell in the absence of a T cell signal, the B cell may become tolerized and cease to produce disease-causing antibodies. We believe that the Toleragen carrier platform, or a modification thereof, can be used with epitopes specific to various diseases to create therapeutics targeted at different antibody-mediated diseases.

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

       Complete the Clinical Development of LJP 394. Our primary near-term goal is to complete development of LJP 394 to treat lupus. Following our analysis of a Phase II/III clinical trial of LJP 394, and a positive meeting with the FDA in April 2000, we initiated a Phase III clinical trial of LJP 394 in September 2000.

       Apply Tolerance Technology to Life-threatening Antibody-mediated Diseases. We are focusing on chronic, life-threatening diseases and conditions caused by antibodies, such as lupus, and antibody-mediated thrombosis, for which there are no existing treatments or for which current therapeutics have significant limitations. We intend to use our Tolerance Technology to design therapeutics that specifically address other targeted antibody-mediated diseases without adversely affecting normal immune system function.

       Utilize Strategic Collaborations to Develop and Commercialize Product Candidates. We intend to seek appropriate collaborations with pharmaceutical companies to provide support for our research programs and for the clinical development and commercialization of other drug candidates.

       Expand Intellectual Property Leadership Position. We own 90 issued patents and have 66 pending patent applications covering our various technologies and drug candidates, including our Tolerance Technology, our lupus, antibody-mediated thrombosis, and xenotransplantation drug candidates, and our platform and linkage technologies for our Toleragens. We hope to broaden our position with future discoveries and additional patent filings.


PRODUCTS UNDER DEVELOPMENT

       The Lupus Program

       Lupus is a life-threatening, antibody-mediated disease where disease-causing antibodies damage various tissues. According to recent statistics compiled by the Lupus Foundation of America, epidemiological studies and other sources, the number of lupus patients in the United States is estimated to be between 250,000 and 1,000,000, and approximately 16,000 new cases are diagnosed each year. Approximately nine out of 10 lupus patients are women, who usually develop the disease during their childbearing years. Lupus is characterized by a multitude of symptoms, including chronic kidney inflammation (which can lead to kidney failure), serious episodes of cardiac and central-nervous-system inflammation, as well as extreme fatigue, arthritis and rashes. Approximately 80% of all lupus patients will progress to serious symptoms. Approximately 50% of lupus patients have kidney disease.

       Antibodies to double-stranded DNA ("dsDNA") can be detected in approximately 90% of untreated lupus patients. These antibodies are widely believed to cause kidney disease (nephritis), often resulting in morbidity and mortality in lupus patients. These antibodies are also associated with episodes of potentially life-threatening inflammation -- called "renal flares" -- that may occur more than once per year and usually require intensive-care hospitalization. Significant kidney destruction occurs during a renal flare. Lupus nephritis can lead to deterioration of kidney function and to end-stage kidney disease, requiring long-term renal dialysis or kidney transplantation to sustain the patient's life.

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

       We have designed LJP 394 to suppress the production of antibodies to dsDNA in lupus patients without suppressing the normal function of the immune system. The design of LJP 394 is based upon scientific evidence of the role of antibodies to dsDNA in lupus. Published studies of lupus patients indicate that a rise in the level of antibodies to dsDNA may be predictive of renal flares in lupus patients with renal involvement, and that suppressing antibodies to dsDNA by treating with corticosteroids that non-specifically lower antibody levels prevents relapses in a majority of patients. In a mouse model of lupus nephritis that generates elevated levels of antibodies to dsDNA, administration of LJP 394 reduced the production of antibodies to dsDNA; reduced the number of antibody-forming cells; reduced kidney disease; and extended the life of the animals. We believe that our own and other studies provide evidence that inhibiting antibodies to dsDNA may provide an effective therapy for lupus nephritis.

       Certain studies of lupus patients indicate that antibodies to dsDNA with the highest binding affinity are associated with the most damage to the kidneys. We believe that our Tolerance Technology drug candidate preferentially targets these antibodies.

Results of Clinical Trials

       Based on our preclinical findings, we filed an Investigational New Drug ("IND") application for LJP 394 with the FDA in August 1994. In a double-blind, placebo-controlled Phase I clinical trial conducted in December 1994, healthy volunteers received LJP 394 and displayed no significant drug-related adverse effects and no immune reaction to the drug.

       Our Phase II clinical trials included a single-dose trial, a repeat escalating-dose trial, and a dose-ranging trial.

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

       The repeat escalating-dose clinical trial involved two female patients, each receiving doses of 10, 10, 50, 50, 100 and 100 mg of LJP 394 at two-week intervals. After the 10-week dosing regimen, the patients were followed for six weeks. LJP 394 was well tolerated by both patients with no drug-related adverse clinical symptoms, no clinically significant complement changes, and no significant immune complex formation. Six weeks after the last dose, the antibody levels in both patients remained suppressed below baseline levels.

       The dose-ranging trial evaluated 58 patients with mild lupus symptoms (53 females and five males). All patients were clinically stable and had dsDNA antibody levels exceeding those generally found in healthy individuals. The patients were organized into nine treatment groups at three dose levels (1 mg, 10 mg and 50 mg), and three frequencies (once per week, once every two weeks and once every four weeks.) Patients were randomized to one of the nine treatment groups so that at each dose and frequency, four to seven patients received LJP 394 and one patient received a placebo.

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

       Throughout the dose-ranging trial, the drug was well tolerated with no clinically significant dose-related adverse reactions observed. Three patients experienced lupus renal flares, and three other patients were hospitalized as a result of transient adverse events that the treating clinicians believed were unrelated to the underlying disease or to LJP 394. Two of the patients with renal flares withdrew from the study, as did four patients who experienced exacerbations of lupus, and one patient who experienced herpes rash. However, no relationship was observed between the development of an adverse event and the dose or frequency of administration of LJP 394.

       In December 1996, we initiated a double-blind, placebo-controlled multi-center Phase II/III clinical trial of LJP 394. The purpose of the trial was to evaluate the safety of the drug and its potential to prevent renal flares, reduce disease severity and the need for immunosuppressive steroids/chemotherapy drugs and improve patients' quality of life. The trial enrolled over 200 patients and was conducted by LJPC and Abbott Laboratories in over 50 sites in North America and Europe as part of our joint development agreement with Abbott.

       In May 1999, an interim analysis of the Phase II/III clinical trial of LJP 394 indicated that the trial was unlikely to reach statistical significance for the primary endpoint, time to renal flare and it was decided to stop the study and evaluate the data. There were no statistically significant serious safety issues. In September 1999, Abbott and LJPC terminated the joint development agreement for LJP 394.

       In November 1999, we announced encouraging initial results for LJP 394 from the analyses of the data from the Phase II/III clinical trial showing a certain group of patients treated with LJP 394 had fewer renal flares and treatment with high-dose corticosteroids and/or cyclophosphamide. These results were based on an analysis of the trial using a new blood test developed at LJPC that appears to predict which patients will respond to drug treatment. Developed in 1998, the new blood test measures the strength of the binding between LJP 394 and a patient's antibodies to dsDNA. We found that it predicted which patients in a previous Phase II dose-responsive trial responded to drug treatment as measured by changes in antibody affinity following drug treatment.

       In May 2000, we completed the affinity analysis of more than 99% of the North American patients' samples. The affinity analysis showed that 89% of these patients had high-affinity antibodies to LJP 394 ("high-affinity" patients). The high-affinity patients treated with drug experienced significantly longer time to renal flare, the primary endpoint of the trial, (p=0.008), fewer renal flares (p=0.008), longer time to treatments with high-dose corticosteroids and/or cyclophosphamide (p=0.002) and fewer exposures high-dose corticosteroids and/or cyclophosphamide (p=0.001) when compared to the placebo-treated group

       Also in the Phase II/III study, mean levels of circulating antibodies to dsDNA in patients treated with LJP 394 were reduced by a statistically significant amount relative to placebo during drug treatment. Levels of an important complement protein, C3, improved when antibodies were reduced. In lupus patients, this inflammation-related protein decreases during active renal disease and increases with clinical improvement. The concurrent reduction of antibodies to dsDNA and increase in C3 complement levels is biologically consistent. As noted earlier, this effect had been observed in a previous Phase II study of LJP 394 in 58 lupus patients.

       Results from the Phase II/III lupus study suggest two ways to improve the clinical trial design of a Phase III trial:

       -      eliminate the "off" periods, and

       -      use doses of 100 mg per week

       The Phase II/III trial design included periods during which patients received no drug for approximately two months (the "off" periods) and weekly doses of 50 mg over three months (the "on" periods). When patients were on drug, mean levels of antibodies to dsDNA decreased. Unfortunately, mean levels of antibodies to dsDNA increased when patients were off drug. During the first four months, when patients were treated with 100 mg per week, there were nine renal flares in the placebo-treated group and four in the drug-treated group. Furthermore, for high affinity patients, during the first four months, there were eight renal flares in the placebo-treated group and only one renal flare in the drug-treated group (p=0.035).

       Based on these observations and following discussions with the FDA, we initiated a Phase III clinical trial in September 2000 to demonstrate the safety and efficacy of LJP 394 for lupus. In the trial, patients will be treated with 100 mg per week of LJP 394 or with placebo and there will be no "off" periods.

       The Phase III clinical trial is a double-blind, placebo-controlled study, which will be, conducted at over 60 major medical centers in North America and Europe. The Company plans to enroll approximately 300 lupus patients to evaluate the potential of LJP 394 to prevent or delay renal flares, reduce the need for treatment with high-dose corticosteroids and/or chemotherapy drugs, and improve a patient's quality of life. Completion of the trial is expected in 2002.

       We believe that the blood test we developed can identify lupus patients who are most likely to respond to LJP 394 and we will use this affinity assay to identify the patients to be included in the efficacy analysis of the Phase III trial. We have filed a patent application on this new blood assay.

       In September 2000, the FDA granted us orphan drug designation for LJP 394 for the treatment of lupus kidney disease. The Orphan Drug Act provides for seven years of marketing exclusivity in the U.S. and enables the Company to obtain research funding, tax credits for certain research expenses, and a waiver of the application user fees.

       In October 2000, we presented additional data from the Phase II/III trial at the 64th Meeting of American College of Rheumatology concerning the effect of LJP 394 treatment on patients with impaired renal function. In a predefined group of patients with poor renal function, there were more renal flares in the patients treated with placebo than in the patients treated with LJP 394 (p=0.046). In a group of patients with poor renal function and with high-affinity antibodies to LJP 394, there were six renal flares in patients treated with placebo and no renal flares in patients treated with drug (p=0.004).

       In January 2001, we announced that approximately 90% of patients enrolled in each of three previous clinical trials had high-affinity antibodies to LJP 394, prior to drug treatment. The ratios for the trials were: 89% (186/211) in the Phase II/III trial, 94% (29/31) in the Phase II trial completed in 1996 and 90% (54/60) in the Phase II trial completed in 1999. Patients in the Phase II/III trial had moderate to severe disease and a history of renal flares. Patients in the two Phase II trials had mild to moderate disease. Placebo and drug-treated groups had similar percentages at baseline in each clinical trial.

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

If the continued development of LJP 394 produces negative or inconclusive results, our business and financial condition will be adversely affected and it may be difficult or impossible for LJPC to survive.

       Antibody-Mediated Thrombosis, Including Stroke, Heart Attack, Deep Vein Thrombosis and Recurrent Fetal Loss

       Researchers believe that antibodies called "antiphospholipid" antibodies promote arterial and venous blood clots, which can cause a variety of recurring and potentially life-threatening medical problems. For example, blood clots that lodge in the brain may cause stroke and those that lodge in the legs may cause deep vein thrombosis. There are multiple conditions associated with these antibodies which we collectively refer to as antibody-mediated thrombosis: antibody-mediated stroke, heart attack, deep vein thrombosis, recurrent fetal loss, and complications following cardiovascular surgery. Our program to develop a Toleragen to treat antibody-mediated thrombosis targets stroke, myocardial infarction, deep vein thrombosis, recurrent fetal loss, and post-operative complications. We estimate that there are about 2,000,000 patients in the United States and Europe with antibody-mediated thrombosis.

       Stroke is a leading cause of death in the United States. In 1996, there were approximately 2,000,000 stroke patients in the United States, approximately 700,000 new episodes occurred, and in 1994, approximately 150,000 people died from stroke. This debilitating condition results from acute neurological injury caused by the blockage or rupture of blood vessels in the brain. Many of the blockages are caused by thromboses (blood clots), which many clinicians believe may be caused by a number of factors including a class of antibodies called antiphospholipid antibodies, which can be identified and measured by a clinical laboratory assay. It is estimated that these antibodies cause about 10% of the strokes in the United States (affecting 100,000 to 200,000 patients). Antibody-mediated stroke is thought to occur in younger individuals and with greater frequency than non-antibody-mediated stroke. The cost of treatment for a survivor of a serious stroke is approximately $30,000 per year for life, to provide hospitalization and home nursing care.

       Antibody-mediated thrombosis is also associated with recurrent fetal loss, a syndrome of repeated miscarriage. Published clinical reports estimate that many women with elevated antiphospholipid antibody levels experience multiple miscarriages, delayed fetal development or premature childbirth. Recent academic research suggests that elevated levels of these antibodies are also found in approximately 10 to 30% of patients with other clotting disorders, including myocardial infarction (heart attack), deep vein thrombosis and cardiac valve lesion, as well as in approximately 30% of lupus patients. In myocardial infarction, recent research suggests the relative risk of having a thrombotic event or death is twice as high in people with high antiphospholipid antibodies, and this risk is independent of other risk factors. In deep vein thrombosis, research indicates antiphospholipid antibody-positive patients have recurring deep vein thromboses twice as often as antiphospholipid antibody-negative patients.

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

       Our research supports the finding that specific antibodies in antibody-mediated thrombosis enhance blood-clot formation by interfering with the natural breakdown of a blood component -- Factor Va -- that accelerates clotting. The true target of these clot-promoting antibodies is not, in fact, cardiolipin, but a small region on a blood protein called b2-glycoprotein I. To date, our scientists have shown that approximately 90% of patients studied with antibody-mediated thrombosis have antibodies that bind to this region. The identification of a disease target for antibody-mediated thrombosis has allowed us to begin building new drug candidates that bind to these antibodies with high affinity and are designed to tolerize, or shut down, the B cells that produce them.

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

       In July 2000, we nominated LJP 1082 as our clinical drug candidate for the treatment of antibody-mediated thrombosis. Based on positive preclinical results in mice, rats, and primates, we chose this candidate for planned toxicology studies required for the filing of an Investigational New Drug Application (IND). In September 2000, we presented positive preclinical results at the 9th International Symposium on Antiphospholipid Antibodies in Tours, France which showed LJP 1082 reduced disease-causing antibodies and the B cells involved in antibody-mediated thrombosis in an animal model of the disease.

       Other Antibody-Mediated Diseases

       We believe our Tolerance Technology may be applicable to additional diseases and conditions caused by the production of disease-causing antibodies, including xenotransplantation, myasthenia gravis and Rh hemolytic disease of the newborn.

       Xenotransplantation, the use of animals as a source of donor organs for human transplantation, has become an area of great interest due to the worldwide shortage of human organs available for transplantation. According to the American Society of Transplant Physicians, approximately 100,000 patients in the United States are on waiting lists for organ transplants. More than 5,000 patients die annually, many of who are too sick to qualify for waiting lists. A typical organ transplant can cost more than $100,000.

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

       Rh hemolytic disease of the newborn is a life-threatening fetal condition characterized by the hemolysis (destruction) of fetal red blood cells. This condition occurs in Rh-incompatible pregnancies in which maternal antibodies to Rh cross the placenta, bind to fetal red blood cells and cause their destruction. Each year approximately 500,000 women in the United States have Rh-incompatible pregnancies. We believe that a Toleragen that binds to the appropriate maternal B cells will suppress Rh antibody production, and that once the level of antibodies to Rh(+) red blood cells is reduced, the risk of life-threatening hemolysis will be reduced.

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

       Concurrently with the formation of the collaborative relationship, Abbott had made an initial $4.0 million license payment to LJPC and purchased 1,000,050 shares of our common stock for gross proceeds of $4.0 million. In September 1997 and October 1998, Abbott also purchased 831,152 and 1,538,402 shares of our common stock, respectively, for gross proceeds of $4.0 million on each purchase date. We incurred research and development costs for the development of LJP 394 of approximately $9.9 million in 1997, $8.6 million in 1998 and $4.7 million in 1999 under the collaborative agreement with Abbott.

       We intend to pursue collaborative arrangements with other pharmaceutical companies to assist in our research programs and the clinical development and commercialization of our drug candidates. There can be no assurance that we will be able to negotiate arrangements with any other collaborative partners on acceptable terms, if at all. Once a collaborative relationship is established, there can be no assurance that the collaborative partner will continue funding any particular program or will not pursue alternative technologies or develop alternative drug candidates, either individually or in collaboration with others, including our competitors, as a means for developing treatments for the diseases we have targeted. Furthermore, competing products, either developed by a collaborative partner or to which a collaborative partner has rights, may result in the withdrawal of support by the collaborative partner with respect to all or a portion of our technology.

       Failure to establish or maintain collaborative arrangements will require us to fund our own research and development activities, resulting in accelerated depletion of capital, and will require us to develop our own marketing capabilities for any drug candidate that may receive regulatory approval. The failure of any collaborative partner to continue funding any particular program of ours, or to commercialize successfully any product, could delay or halt the development or commercialization of any products involved in such program. As a result, failure to establish or maintain collaborative arrangements could hurt our business, financial condition and results of operations.

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

       While we believe that our current production facility will provide sufficient capacity for launch as planned, additional capacity will be required. Following launch, we plan to increase capacity through contract manufacturing and additional capital investments in the expansion of our facilities. The manufacture of our potential products for clinical trials and the manufacture of any resulting products for commercial purposes is subject to current Good Manufacturing Practices ("cGMP"), as defined by the FDA. We have never operated a FDA-approved manufacturing facility, and there can be no assurance that we will obtain the necessary approvals. We have limited manufacturing experience, and no assurance can be given that we will be able to make the transition to commercial production successfully. We may enter into arrangements with contract manufacturers to expand our own production capacity in order to meet requirements for our products or to attempt to improve our manufacturing efficiency. If we choose to contract for manufacturing services and encounter delays or difficulties in establishing relationships with manufacturers to produce, package and distribute finished products, clinical trials, market introduction and subsequent sales of such products would be adversely affected. Moreover, contract manufacturers must operate in compliance with the FDA's cGMP requirements. Our potential dependence upon others for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver such products on a timely and competitive basis.

MARKETING AND SALES

       In order to commercialize any drug candidate approved by the FDA, we must either develop a marketing and sales force or enter into marketing arrangements with others. These arrangements may be exclusive or nonexclusive and may provide for marketing rights worldwide or in a specific market. We currently have no arrangements with others for the marketing of any of our drug candidates. There can be no assurance that we will be able to enter into any marketing agreements on favorable terms, if at all, or that any such agreements that we may enter into will result in payments to us. Under any co-promotion or other marketing and sales arrangements that we may enter into with other companies, any revenues that we may receive will be dependent on the efforts of others and there can be no assurance that such efforts will be successful. To the extent that we choose to attempt to develop our own marketing and sales capability, we will compete with other companies that currently have experienced and well-funded marketing and sales operations. Furthermore, there can be no assurance that we or any collaborative partner will be able to establish sales and distribution capabilities without undue delays or expenditures or gain market acceptance for any of our drug candidates.

PATENTS AND PROPRIETARY TECHNOLOGIES

       We file patent applications in the United States and in foreign countries, as we deem appropriate, for the protection of our proprietary technologies and drug candidates. We own 90 issued patents and have 66 pending patent applications covering various technologies and drug candidates, including our Tolerance Technology, our lupus and antibody-mediated stroke drug candidates, and our linkage technologies for our Toleragens. Our issued patents include:

       (1) four issued United States patents, one issued Australian patent, one granted Portuguese patent, one granted Norwegian patent, one granted European patent which has been unbundled as 13 European national patents and one granted Canadian patent concerning our lupus Toleragens (expiring in 2010, 2011, 2013, 2014, 2007, 2013,
              2011, 2011 and 2011, respectively);

       (2) three issued United States patents, two issued Australian patents, one granted European patent which has been unbundled as 15 European national patents, one granted Japanese patent, one granted Canadian patent, one granted South Korean patent and one granted Irish patent concerning our Tolerance Technology (expiring in 2011, 2011, 2014, 2008, 2014, 2012, 2012, 2012, 2012 and 2012,
              respectively);

       (3) four issued United States patents, three issued Australian patents, one granted European patent which has been unbundled as 15 European national patents, one issued Japanese patent, one granted Hong Kong patent, and one granted Portuguese patent concerning linkage technologies for our Toleragens (expiring in 2012, 2015, 2015, 2016, 2014, 2012, 2012, 2012, 2012, 2012 and
              2014, respectively); and

       (4) one issued U.S. patent and one issued Australian patent concerning our antibody-mediated stroke drug candidates (expiring in 2016 and 2016, respectively).

       We have received a Notice of Allowance from the Canadian Patent Office for a patent application for our lupus Toleragens, as well as a Notice of Allowance from the United States Patent and Trademark Office (USPTO) for a patent application for our antibody-mediated stroke drug candidates.

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

       In addition, there are many academic institutions, both public and private, engaged in activities relating to the research and development of therapeutics for autoimmune, inflammatory and other diseases. Most of these companies and institutions have substantially greater facilities, resources, research and development capabilities, regulatory compliance expertise, and manufacturing and marketing capabilities than we do. In addition, other technologies may in the future be the basis of competitive products. There can be no assurance that our competitors will not develop or obtain regulatory approval for products more rapidly than us, or develop and market technologies and products that are more effective than those being developed by us or that would render our technology and proposed products obsolete or noncompetitive.

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

GOVERNMENT REGULATION

       Our research and development activities and the future manufacturing and marketing of any products developed by LJPC are subject to significant regulation by numerous government authorities in the United States and other countries. In the United States, the Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of any products we may develop. In addition to FDA regulations, we are subject to other federal, state and local regulations, such as the Occupational Safety and Health Act and the Environmental Protection Act, as well as regulations governing the handling, use and disposal of radioactive and other hazardous materials used in our research activities. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. In addition, this regulatory framework is subject to changes that may affect approval, delay an application or require additional expenditures.

       The steps required before a pharmaceutical compound may be marketed in the United States include (1) preclinical laboratory and animal testing; (2) submission to the FDA of an Investigational New Drug ("IND") application, which must become effective before clinical trials may commence; (3) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug; (4) submission to the FDA of a New Drug Application ("NDA"); and (5) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug-manufacturing establishment must be registered with, and approved by, the FDA. Drug product manufacturing establishments located in California also must be licensed by the State of California in compliance with separate regulatory requirements.

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

EMPLOYEES

       We currently have 78 full-time employees (including 14 Ph.D.'s and 2 M.D.'s), 51 of whom are involved full-time in research, development and manufacturing scale-up activities. All of our management has had prior experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been successful in attracting skilled and experienced scientific personnel, but competition for such personnel is intense and there can be no assurance that we will be able to attract and retain the individuals needed. None of our employees is covered by collective bargaining agreements and management considers relations with our employees to be good.



                              CERTAIN RISK FACTORS

       In this section, all references to "LJPC", "we," "our," and "us," refer to La Jolla Pharmaceutical Company, a Delaware corporation.

I. RISK FACTORS RELATING TO LA JOLLA PHARMACEUTICAL AND THE INDUSTRY IN WHICH WE OPERATE.

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

       In order to sell our products that are under development, we must first receive regulatory approval. To obtain regulatory approval, we must conduct clinical studies demonstrating that our products are safe and effective. Although LJP 394 appears promising, it may not be successful in future clinical trials. Our prior clinical study of LJP 394, in collaboration with Abbott, was halted, and the ongoing Phase III clinical study may also be delayed or halted for various reasons, including:

       -      the product is not effective,

       -      patients experience severe side effects during treatment,

       _      patients do not enroll in the study at the rate we expect, or

       - product supplies are not sufficient to treat the patients in the study.

       In addition, the FDA and foreign regulatory authorities have substantial discretion in the approval process. The FDA and foreign regulatory authorities may not agree that we have demonstrated that LJP 394 is safe and effective after we complete clinical trials. Even if the results of prior clinical trials are positive, the FDA and foreign regulatory authorities may require us to design and conduct additional studies, which may result in significant expense and delay. The FDA and foreign regulatory authorities may require new clinical trials because of inconclusive results from earlier clinical trials, a possible failure to conduct prior clinical trials in complete adherence to FDA good clinical practice standards and similar standards of foreign regulatory authorities and identification of new clinical trial endpoints.

OUR PRODUCTS ARE IN VARIOUS STAGES OF DEVELOPMENT AND THE TECHNOLOGY UNDERLYING OUR PRODUCTS IS UNCERTAIN AND UNPROVEN. IF OUR PRODUCTS CANNOT BE SUCCESSFULLY DEVELOPED, WE WILL NEVER BE ABLE TO GENERATE MEANINGFUL SALES.

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

       -      physicians think that the products are not effective,

       - products may be precluded from commercialization because of proprietary rights of third parties, and

       -      competitors may develop superior products.

       The technology underlying LJP 394 appears effective in humans. However, no products have been developed to date that use our technology. There is no guarantee that LJP 394 will work as intended. Furthermore, clinical trials of LJP 394 may be viewed as a test of our entire approach to developing therapies for antibody-mediated diseases. If the data from our clinical trials indicates that LJP 394 is ineffective, the applicability of our technology to other antibody-mediated diseases will be highly uncertain. Therefore, there is significant risk that our therapeutic approaches will not prove to be successful, and there can be no guarantee that our drug discovery technologies will result in any commercially successful products.

OUR SUCCESS IN DEVELOPING OUR PRODUCTS AND MARKETING THEM SUCCESSFULLY DEPENDS SIGNIFICANTLY UPON OUR ABILITY TO OBTAIN PATENT PROTECTION FOR LJP 394 AND ANY OTHER DEVELOPED PRODUCTS. IN ADDITION, WE WILL NEED TO SUCCESSFULLY PRESERVE OUR TRADE SECRETS AND OPERATE WITHOUT INFRINGING ON THE RIGHTS OF OTHERS.

       We will depend on patents and other unpatented intellectual property to prevent others from profiting from products or technologies that we may have developed, and to preserve our freedom to operate our business. We own 90 issued patents and have 66 pending patent applications covering various technologies and drug candidates. However, there can be no assurance that any additional patents will be issued, or that the scope of any patent protection will be sufficient, or that any current or future issued patent will be held valid if subsequently challenged. There is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office that may delay the review and issuance of any patents. The patent position of biotechnology firms like ours generally is highly uncertain and involves complex legal and factual questions, and no consistent policy has emerged regarding the breadth of claims covered in biotechnology patents or protection afforded by these patents. Presently, we have a number of patent applications pending in the United States relating to our technology, as well as foreign counterparts to some of our U.S. patent applications. We intend to continue to file applications as appropriate for patents covering both our products and processes. There can be no assurance that patents will be issued from any of these applications, or that the scope of any issued patents will protect our technology.

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

WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE.

       We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of approximately $85.6 million as of December 31, 2000. Our losses are likely to exceed those experienced in prior years due to the termination of a collaborative relationship with Abbott, unless we are successful in establishing additional collaborative relationships to help finance our research and development costs. To achieve profitability we must, among other things, complete the development of our products, obtain all necessary regulatory approvals and establish commercial manufacturing and marketing capabilities. We expect to incur significant losses each year for at least the next several years as our clinical trial, research, development and manufacturing activities increase. The amount of losses and the time required by us to reach sustained profitability are highly uncertain, and we do not expect to generate revenues from the sale of products, if any, for at least several years. We may never achieve product revenues or profitability.

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

       We expect to incur substantial and increasing losses each year for at least the next several years as our clinical trial, research, development and manufacturing activities increase. We expect that our existing capital resources (including the net proceeds of approximately $33.1 raised through the sale of 5,700,000 shares of our common stock in February 2001) will be sufficient to fund our activities, as currently planned, through 2002. However, the amounts expended by us for various purposes may vary significantly, and it is possible that our cash requirements will exceed current projections and that we will therefore need additional financing sooner than currently expected. In the future, it is possible that we will not have adequate resources to support our business activities.

       We actively seek additional funding, including through collaborative arrangements and public and private financings. Our choice of financing alternatives may vary from time to time depending upon various factors, including the market price of our securities, conditions in the financial markets and the interest of other entities in strategic transactions with us. There can be no guarantee that additional financing will be available on acceptable terms, if at all, whether through collaborative arrangement, issuance of securities, or otherwise. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our research and development programs or obtain funds through arrangements with collaborative partners or others that require us to relinquish rights to certain technologies or potential products. This could have a negative impact on our ability to develop products, or to achieve profitability if our products are brought to market. If we obtain additional funding through sales of securities, your investment in LJPC will be diluted.

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

BECAUSE A NUMBER OF COMPANIES COMPETE WITH US, MANY OF WHICH HAVE GREATER RESOURCES THAN WE DO, AND BECAUSE WE FACE RAPID CHANGES IN TECHNOLOGY IN OUR INDUSTRY, WE CANNOT BE CERTAIN THAT OUR PRODUCTS WILL BE ACCEPTED IN THE MARKETPLACE OR CAPTURE MARKET SHARE.

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

       While we are producing limited quantities of LJP 394 for clinical trials, our current facilities are not FDA approved for commercial production of our potential products. The manufacture of our potential products for clinical trials and the manufacture of any resulting products for commercial purposes are subject to certain FDA standards. Substantial capital investment in the expansion and build-out of our manufacturing facilities will be required to enable us to manufacture any products in commercial quantities. While we have initiated the process of obtaining FDA approval for our facilities, we have never operated a FDA-approved manufacturing facility and may not obtain necessary approvals. We have limited manufacturing experience, and we may be unable to successfully transition to commercial production. We may enter into arrangements with contract manufacturing companies to expand our own production capacity in order to meet requirements for our products, or to attempt to improve manufacturing efficiency. If we choose to contract for manufacturing services and encounter delays or difficulties in establishing relationships with manufacturers to produce, package and distribute our finished products, the clinical trials, the introduction of our products into the market and the subsequent sales of these products would be negatively affected by the lack of available products, and our profit margins and our ability to develop and deliver products on a timely and competitive basis may be negatively affected.

WE LACK EXPERIENCE IN MARKETING PRODUCTS FOR COMMERCIAL SALE AND THUS MAY HAVE DIFFICULTY GAINING ACCEPTANCE FOR OUR PRODUCTS.

       In order to commercialize any drug candidate approved by the FDA, we must either develop a marketing and sales force or enter into marketing arrangements with others. If we cannot do either of these, we may have difficulty generating sales for our products. We currently have no marketing arrangements with others, and there can be no guarantee that we will be able to enter into any marketing agreements on favorable terms, or that any such agreements will result in payments to LJPC. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenues that we may receive will be dependent on the efforts of others. There can be no guarantee that these efforts will be successful. If we attempt to develop our own marketing and sales capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. Furthermore, if we attempt to establish sales and distribution capabilities, we may experience delays and expenditures and have difficulty in gaining market acceptance for our drug candidates.

THE USE OF LJP 394 AND OTHER POTENTIAL PRODUCTS IN CLINICAL TRIALS, AND THE SALE OF ANY APPROVED PRODUCTS MAY EXPOSE US TO LAWSUITS RESULTING FROM THE USE OF THESE PRODUCTS.

       The use and possible sale of LJP 394 and other potential products may expose us to legal liability and generate negative publicity if we are subject to claims that people were harmed by our products. These claims might be made directly by consumers, pharmaceutical companies, or others. We maintain $10.0 million of product liability insurance for claims arising from the use of LJPC products in clinical trials. However, coverage is becoming increasingly expensive, and there can be no guarantee that we will be able to maintain insurance or that insurance can be acquired at a reasonable cost or in sufficient amounts to protect us against possible losses.

Furthermore, it is possible that our financial resources would be insufficient to satisfy potential product liability claims. A successful product liability claim or series of claims brought against us could negatively impact our business and financial condition.

OUR RESEARCH AND DEVELOPMENT AND OPERATIONS DEPEND IN PART ON CERTAIN KEY EMPLOYEES AND CONSULTANTS. LOSING THESE EMPLOYEES OR CONSULTANTS WOULD HAVE A NEGATIVE EFFECT ON OUR PRODUCT DEVELOPMENT AND OPERATIONS.

       We are highly dependent upon the principal members of our scientific and management staff, the loss of whose services would delay the achievement of our research and development objectives. This is because our key personnel, including Steven Engle, Dr. Matthew Linnik, Dr. Paul Jenn and Dr. Andrew Wiseman, have been involved in the development of LJP 394 and other drug candidates for several years and have unique knowledge of our drug candidates and of the technology on which they are based. Our anticipated growth and expansion into areas requiring additional expertise, such as clinical trials, government approvals, manufacturing, and marketing, is expected to place increased demands on our resources and require the addition of new management personnel as well as the development of additional expertise by existing management personnel.

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

       Sales of our common stock in the public market, or the perception that such sales could occur, could result in a drop in the market price of our securities and make it more difficult for us to complete future equity financings

ANTI-TAKEOVER DEVICES MAY PREVENT CHANGES IN MANAGEMENT OF LJPC.

       We have in place some anti-takeover devices, including a stockholder rights plan, which may have the effect of delaying or preventing changes in the management of LJPC. For example, one anti-takeover device provides for a board of directors that is separated into three classes, with their terms in office staggered over three year periods. This has the effect of delaying a change in control of the Board of Directors without the cooperation of the incumbent board. In addition, our bylaws do not allow stockholders to call a special meeting of stockholders, require stockholders to give written notice of any proposal or director nomination to us within a certain period of time prior to the stockholder annual meeting, and establish certain qualifications for a person to be elected or appointed to the Board of Directors during the pendency of certain business combination transactions.

       We may also issue shares of preferred stock without stockholder approval and upon terms that our Board of Directors may determine in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding stock, and the holders of such preferred stock could have voting, dividend, liquidation and other rights superior to those of holders of our common stock.

WE DO NOT PAY DIVIDENDS AND THIS MAY NEGATIVELY AFFECT THE PRICE OF OUR STOCK.

       We have not paid any cash dividends since our inception and do not anticipate paying any cash dividends in the foreseeable future. The future price of our common stock may be depressed by the fact that we have not paid dividends.


ITEM 2. PROPERTIES.

       We lease two adjacent buildings in San Diego, California for a total of approximately 54,000 square feet. One building contains research and development labs and clinical manufacturing facilities which lease expires in July 2004 and the other contains general offices and our warehouse which lease expires in October 2001. Each building lease includes an option to extend the term of the agreement for an additional five years and is subject to escalation clauses that provide for annual rent increases based on the U.S. Consumer Price Index. We believe that these facilities will be adequate to meet our needs for the near term. Over the longer term, management believes additional space can be secured at commercially reasonable rates.


ITEM 3. LEGAL PROCEEDINGS.

       We are currently not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of security holders during the three month period ended December 31, 2000.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       Our Common Stock trades on the Nasdaq National Market under the symbol "LJPC." Set forth below are the high and low sales prices for our Common Stock for each full quarterly period within the two most recent fiscal years.


                                                        Prices
Year Ended December 31, 2000                  High                    Low
                                          -----------------------------------

         First Quarter                       12-1/4                  2-7/16
         Second Quarter                      6-5/8                   2-5/8
         Third Quarter                       9-7/8                   4-1/16
         Fourth Quarter                      10                      4

Year Ended December 31, 1999

         First Quarter                       5-3/8                   2-1/8
         Second Quarter                      3-3/4                   11/16
         Third Quarter                       31/32                   7/16
         Fourth Quarter                      3-1/8                   7/32

       We have not paid dividends on our Common Stock and we do not anticipate paying dividends in the foreseeable future.

       The number of record holders of our Common Stock as of March 26, 2001 was approximately 280.

       On February 9, 2001, we sold 5,700,000 shares of our Common Stock to private investors for an aggregate price of $35.3 million. The sale was a privately negotiated sale to selected institutional investors and other accredited investors as defined in Rule 501(1) of Regulation D promulgated under the Securities Act of 1933. The shares were sold without registration under the Securities Act of 1933 in reliance on Rule 506. The sale was made for the purpose of financing working capital. We filed a registration statement covering the resale of these shares on Form S-3 that became effective on February 14, 2001.


ITEM 6. SELECTED FINANCIAL DATA.

       The following Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below and the financial statements of the Company and related notes thereto beginning at page F-1 of this report.

                                                                           Years Ended December 31,
                                                     --------------------------------------------------------------------
                                                       1996           1997           1998           1999           2000
                                                     --------------------------------------------------------------------
                                                                    (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:

Revenue from collaborative agreements                $  4,000       $  9,860       $  8,600       $  4,690       $     --

Expenses:
   Research and development                            11,663         14,676         14,627         11,686         12,933
   General and administrative                           2,920          2,937          3,076          2,944          2,706
                                                     --------------------------------------------------------------------
Loss from operations                                  (10,583)        (7,753)        (9,103)        (9,940)       (15,639)

Interest expense                                         (183)           (56)            (6)           (20)            (6)
Interest income                                         1,170          1,441          1,232            811          1,846
                                                     --------------------------------------------------------------------

Net loss                                             $ (9,596)      $ (6,368)      $ (7,877)      $ (9,149)      $(13,799)
                                                     ====================================================================

Basic and diluted net loss per share                 $  (0.63)      $  (0.36)      $  (0.42)      $  (0.45)      $  (0.53)
                                                     ====================================================================

Shares used in computing basic and diluted net
  loss per share                                       15,150         17,547         18,649         20,135         26,138
                                                     ====================================================================

BALANCE SHEET DATA:

Working capital                                      $ 25,886       $ 23,705       $ 19,911       $ 10,661       $ 37,215
Total assets                                         $ 31,687       $ 29,646       $ 25,815       $ 14,043       $ 43,016
Noncurrent portion of obligations under capital
  leases                                             $    168       $     --       $     --       $     44       $     --
Stockholders' equity                                 $ 27,938       $ 25,715       $ 21,859       $ 12,793       $ 39,742

QUARTERLY RESULTS OF OPERATIONS

       The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:

                                                                            Quarters Ended

                                                          Mar. 31,      Jun. 30,       Sept. 30,      Dec. 31,
                                                         ------------------------------------------------------
                2000
-------------------------------------
Revenue from collaborative agreements                    $     --       $     --       $     --       $     --

Expenses:
   Research and development                                 2,435          2,708          4,184          3,606
   General and administrative                                 719            585            617            785
                                                         ------------------------------------------------------
Loss from operations                                       (3,154)        (3,293)        (4,801)        (4,391)

Interest expense                                               (3)            (2)            (1)            --
Interest income                                               280            301            580            685
                                                         ------------------------------------------------------

Net loss                                                 $ (2,877)      $ (2,994)      $ (4,222)      $ (3,706)
                                                         ======================================================

Basic and diluted net loss per share
                                                         $  (0.13)      $  (0.12)      $  (0.15)      $  (0.13)
                                                         ======================================================

Shares used in computing basic and diluted net loss
  per share                                                22,249         24,401         28,037         29,293
                                                         ======================================================



                 1999
-------------------------------------
Revenue from collaborative agreements                    $  1,659       $  1,455       $  1,576       $     --

Expenses:
   Research and development                                 3,175          3,232          3,170          2,109
   General and administrative                                 822            881            717            524
                                                         ------------------------------------------------------
Loss from operations                                       (2,338)        (2,658)        (2,311)        (2,633)

Interest expense                                               (9)            (4)            (3)            (4)
Interest income                                               252            196            197            166
                                                         ------------------------------------------------------

Net loss                                                 $ (2,095)      $ (2,466)      $ (2,117)      $ (2,471)
                                                         ======================================================

Basic and diluted net loss per share
                                                         $  (0.10)      $  (0.12)      $  (0.11)      $  (0.12)
                                                         ======================================================

Shares used in computing basic and diluted net loss
  per share                                                20,109         20,111         20,160         20,162
                                                         ======================================================

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

       We expect that losses are likely to exceed those experienced in prior years due to the termination of the Abbott collaborative relationship in September 1999. In addition, we expect losses to fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred. Some of these fluctuations may be significant. As of December 31, 2000, our accumulated deficit was approximately $85.6 million.

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

RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

       Revenue. We earned no revenue for the year ended December 31, 2000 compared to $4.7 million and $8.6 million for the years ended December 31, 1999 and 1998, respectively. In December 1996, we entered into a collaborative agreement with Abbott for the worldwide development and commercialization of LJP 394, our lupus drug candidate. All revenue in 1999 and 1998 was attributable to the funding from Abbott under this collaborative agreement for the development of LJP 394. Our collaborative agreement with Abbott granted Abbott the exclusive right to market and sell LJP 394 throughout the world in exchange for development funding, royalties on sales and milestone payments. Abbott's obligations to make payments to us and to conduct development activities were conditioned on the progress of clinical trials and the attainment of milestones related to regulatory approvals and sales levels. In May 1999, Abbott and LJPC elected to stop the enrollment and treatment of the more than 200 patients enrolled in the jointly conducted Phase II/III clinical trial of LJP 394. In September 1999, Abbott and LJPC terminated the collaborative agreement and all rights to LJP 394 were returned to us. There can be no assurance that we will realize any further revenue from any other collaborative arrangement.

       Research and Development Expenses. Our research and development expenses increased to $12.9 million for the year ended December 31, 2000 from $11.7 million in 1999 and decreased from $14.6 million in 1998. The increase in research and development expense in 2000 from 1999 was primarily due to the initiation of the Phase III clinical trial for LJP 394 in September 2000. The decrease in research and development expense in 1999 from 1998 was primarily due to the decrease in expenses as a result of stopping our Phase II/III clinical trial for LJP 394. Our research and development expenses are expected to increase significantly in the future as clinical trial and manufacturing scale-up activities including the production of LJP 394 for clinical trials are increased, efforts to develop additional drug candidates are intensified, and other potential products progress into and through clinical trials.

       General and Administrative Expenses. Our general and administrative expenses of $2.7 million for the year ended December 31, 2000 decreased slightly from $2.9 million in 1999 and from $3.1 million in 1998. The slight decrease in general and administrative expense in 2000 compared to 1999 was due to the reduction in expenses related to a restructuring completed in 1999. The slight decrease in general and administrative expense in 1999 compared to 1998 was due to the reduction in investor relations activities. We expect general and administrative expenses to increase in the future to support increased clinical trial, manufacturing scale-up and research and development activities.

       Interest Income and Expense. Our interest income increased to $1.8 million for the year ended December 31, 2000 from $0.8 million in 1999 and from $1.2 million in 1998. The increase in interest income in 2000 was due to the higher investment balances as a result of the net proceeds received of $12.7 million and $27.5 million from the sale of our common stock in February and July 2000, respectively. The decrease in interest income in 1999 from 1998 was due to lower investment balances in 1999. Interest expense decreased to $6,000 for the year ended December 31, 2000 from $20,000 in 1999 and was comparable to $6,000 in 1998. The decrease in interest expense in 2000 was due to the termination of some capital leases in 2000. The increase in interest expense in 1999 was due to new capital lease obligations entered into in 1999.

       Net Operating Loss Carryforwards. At December 31, 2000, we had available net operating loss carryforwards and research tax credit carryforwards of approximately $81.9 million and $3.9 million, respectively, for federal income tax purposes, which will begin to expire in 2004 unless previously utilized.

LIQUIDITY AND CAPITAL RESOURCES

       From inception through December 31, 2000, we have incurred a cumulative net loss of approximately $85.6 million and have financed our operations through private and public offerings of securities, revenues from collaborative agreements, capital and operating lease transactions, and interest income on invested cash balances. As of December 31, 2000, we have raised $124.1 million in net proceeds since inception from sales of equity securities.

       At December 31, 2000, we had $39.9 million in cash, cash equivalents and short-term investments, as compared to $11.4 million at December 31, 1999. Our working capital at December 31, 2000 was $37.2 million, as compared to $10.7 million at December 31, 1999. The increase in cash, cash equivalents and short-term investments resulted from net proceeds of approximately $12.7 million received from the sale of 4,040,000 shares of our common stock to private investors in February 2000 and net proceeds of approximately $27.5 million received from the sale of 4,800,000 shares of our common stock to private investors in July 2000. We invest our cash in corporate and United States Government-backed debt instruments.

       As of December 31, 2000, we had acquired an aggregate of $4.7 million in property and equipment, of which approximately $329,000 of equipment is financed under capital lease obligations. In addition, we lease our office and laboratory facilities and certain equipment under operating leases. We have no material commitments for the acquisition of property and equipment. However, we anticipate increasing our investment in property and equipment in connection with the enhancement of our research and development and manufacturing facilities and capabilities.

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

       We anticipate that our existing capital along with the net proceeds of approximately $33.1 million received from the sale of 5,700,000 shares of our common stock to private investors in February 2001, and interest earned thereon, will be sufficient to fund our operations as currently planned through 2002. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the size and complexity of these programs, the scope and results of clinical trials, the analysis of data from the Phase II/III clinical trial, the time and costs involved in applying for regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, ability to establish and maintain collaborative relationships, and the cost of manufacturing scale-up and effective commercialization activities and arrangements. We expect to incur significant net operating losses each year for at least the next several years as we expand our current research and development programs, including clinical trials and manufacturing scale-up activities, and increase our general and administrative expenses to support a larger, more complex organization. It is possible that our cash requirements will exceed current projections and that we will therefore need additional financing sooner than currently expected.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Our executive officers and key employees and their ages are set forth below.

Steven B. Engle                     46       Chairman of the Board, Chief Executive Officer

Matthew D. Linnik, Ph.D.            41       Executive Vice President of Research, Assistant
                                             Secretary

Andrew Wiseman, Ph.D.               52       Senior Director of Business Development

Paul Jenn, Ph.D.                    50       Vice President of Operations

Theodora Reilly                     51       Vice President of Human Resources

Gail A. Sloan, CPA                  38       Controller, Secretary

       STEVEN B. ENGLE, Chairman of the Board and Chief Executive Officer, joined the Company in 1993 as Executive Vice President and Chief Operating Officer. He assumed the offices of President, Director and Secretary in 1994, and became Chief Executive Officer in 1995, and Chairman of the Board in 1997. From 1991 to 1993, Mr. Engle served as Vice President of Marketing and in other senior management positions while at Cygnus Inc., a publicly held company that develops drug-delivery systems for therapeutic drugs. From 1987 to 1991, he was Chief Executive Officer of Quantum Management Company, a privately held management consulting firm serving the pharmaceutical industry. From 1984 to 1987, he was Vice President of Marketing and Divisional General Manager for Micro Power Systems Inc., a privately held company that manufactures high technology products including medical devices. From 1979 to 1984, he was a management consultant at Strategic Decisions Group and SRI International where he advised pharmaceutical, high technology and other companies. Mr. Engle was the former Chairman of BIOCOM, a regional trade association for the biotechnology and medical devices industries, and is a member of the Board of the Lupus Foundation of America. Mr. Engle holds an M.S.E.E. and a B.S.E.E. with a focus in biomedical engineering from the University of Texas.

       MATTHEW D. LINNIK, Ph.D., Executive Vice President of Research, joined the Company in 1998 as Director of Research and Development, and was promoted to Vice President of Research in 1999 and then Executive Vice President of Research in 2000. Prior to joining the Company, from 1989 to 1998, Dr. Linnik served as Senior Pharmacologist, Scientist, Research Scientist and Project Leader for Hoechst Marion Roussel, formerly Marion Merrell Dow and Marion Laboratories, a pharmaceutical company. From 1996 to 1998, he also served as Adjunct Associate Professor of Neurosurgery at the University of Cincinnati School of Medicine. From 1986 to 1988, he served as Postdoctoral Fellow, then Instructor, in the Departments of Neurology and Neurosurgery at Massachusetts General Hospital and Harvard Medical School. Dr. Linnik holds a B.A. in Physiology from Southern Illinois University and a Ph.D. in Physiology and Pharmacology from Southern Illinois University School of Medicine.

       ANDREW WISEMAN, Ph.D., Senior Director of Business Development, joined the Company in May 1989 as Director of Business Development and was one of the Company's original founders. Dr. Wiseman has also served as head of investor relations since 1994. From 1983 to 1989, Dr. Wiseman held several positions with Quidel Corporation, including Manager of Business Development, Project Manager in Diagnostic Research and Development and Senior Research Scientist. Dr. Wiseman was an Assistant Professor at the Medical Biology Institute and an Assistant Member at the Scripps Clinic and Research Foundation. He received a B.S. in Zoology and a Ph.D. in Genetics from Duke University.

       PAUL JENN, Ph.D., Vice President of Operations, joined the Company in 1994 as Associate Director of Production & Process Development. Dr. Jenn was promoted to Director of Operations in 1999, Senior Director of Operations in 2000, and Vice President of Operations in 2001. Prior to joining the Company, from 1992 to 1994, Dr. Jenn was Director of Peptide Manufacturing at Telios Pharmaceuticals, Inc. a pharmaceutical company, and held several other positions. From 1988 to 1992, he served as Senior Research Associate at Mallinckrodt Specialty Chemicals, a specialty chemical company. From 1984 to 1988, Dr. Jenn served as a Research Scientist at International Minerals and Chemical Corp., a chemical company. From 1982 to 1984, he performed his Post-doctoral research at the Lawrence Berkeley Laboratory at the University of California at Berkley. Dr. Jenn holds a B.S. in Chemistry from Fu-Jen Catholic University, Taipei, Taiwan and a Ph.D. in Chemistry from New York State University at Buffalo.

       THEODORA REILLY, Vice President of Human Resources, joined the Company in 1998 as Director of Human Resources and was promoted to Vice President of Human Resources in 2001. Prior to joining the Company, from 1997 to 1998, Ms. Reilly was Director of Human Resources at ThermoLase Corporation, a public subsidiary of Thermo Electron Corporation, which developed laser-based systems for laser-based skin resurfacing. From 1994 to 1997, Ms. Reilly served as Director of Human Resources at Solectek Corporation, a privately held high tech manufacturer of wireless interconnectivity products. Ms. Reilly received a B.S. in Psychology from the Christian Bible College and Seminary, Independence, MO.

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

       Other information for Item 10 is incorporated by reference from portions of our definitive proxy statement for the annual meeting of stockholders to be held on May 18, 2001 under the captions "Proposal 1 -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2000.


ITEM 11. EXECUTIVE COMPENSATION.

       Information for Item 11 is incorporated by reference from portions of our definitive proxy statement for the annual meeting of stockholders to be held on May 18, 2001 under the captions "Executive Compensation and Other Information," "Report of the Compensation Committee on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Stock Performance Graph," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       Information for Item 12 is incorporated by reference from the portion of our definitive proxy statement for the annual meeting of stockholders to be held on May 18, 2001 entitled "Security Ownership of Certain Beneficial Owners and Management," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

              (a) Documents filed as part of this report:

                     1. Financial Statements.

                        The following financial statements of La Jolla
                        Pharmaceutical Company are included in Item 8:

                        Report of Independent Auditors........................................F-1

                        Balance Sheets at December 31, 2000 and 1999..........................F-2

                        Statements of Operations for the years
                        ended December 31, 2000, 1999 and 1998................................F-3

                        Statements of Stockholders' Equity for the years
                        ended December 31, 2000, 1999 and 1998................................F-4

                        Statements of Cash Flows for the years
                        ended December 31, 2000, 1999 and 1998................................F-5

                        Notes to Financial Statements.........................................F-6

                     2. Financial Statement Schedules.

                        No financial statement schedules are required.

                 3. Exhibits.

Exhibit
Number           Description
--------         -----------
3.1              Intentionally omitted

3.2              Amended and Restated Bylaws of the Company (15)

3.3              Amended and Restated Certificate of Incorporation of the Company (13)

4.0              Rights Agreement dated as of December 3, 1998 between the Company and American
                 Stock Transfer & Trust Company (11) and Amendment to Rights Agreement (16)

4.1              Certificate of Designation, Preferences and Rights of Series A Junior Participating
                 Preferred Stock of the Company (12)

10.1             Intentionally omitted

10.2             Stock Option Agreement dated February 4, 1993 entitling Joseph Stemler to purchase
                 35,000 shares of Common Stock (1) *

10.3             Intentionally omitted

10.4             Intentionally omitted

10.5             Intentionally omitted

10.6             Steven B. Engle Employment Agreement (1), Amendment No. 1 (9) and Amendment No. 2 (15)*

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

10.16            Intentionally omitted

10.17            La Jolla Pharmaceutical Company 1989 Incentive Stock Option Plan and 1989
                 Nonstatutory Stock Option Plan (1) *

10.18            Form of Stock Option Agreement under the 1989 Nonstatutory Stock Option Plan (1)

10.19            La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (Amended and Restated
                 as of July 21, 2000)  (15)*

10.20            La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (Amended and
                 Restated as of March 19, 2001) (17)*

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

10.22            Intentionally omitted

10.23            Intentionally omitted

10.24            Intentionally omitted

10.25            Second Amendment to Lease dated June 30, 1994 by and between the Company and BRE
                 Properties, Inc. (2)

10.26            Intentionally omitted

10.27            Third Amendment to Lease dated January 26, 1995 by and between the Company and
                 BRE Properties, Inc. (3)

10.28            Intentionally omitted

10.29            Master Lease Agreement dated September 13, 1995 by and between the Company and
                 Comdisco Electronics Group (4)

10.30            Intentionally omitted

10.31            Agreement dated September 22, 1995 between the Company and Joseph Stemler regarding option vesting (5) *

10.32            Intentionally omitted

10.33            Building Lease Agreement effective November 1, 1996 by and between the Company and
                 WCB II-S BRD Limited Partnership (6)

10.34            Master Lease Agreement dated December 20, 1996 by and between the Company and
                 Transamerica Business Credit Corporation (8)

10.35            License and Supply Agreement dated December 23, 1996 by and between the
                 Company and Abbott Laboratories (7), (8)

10.36            Stock Purchase Agreement dated December 23, 1996 by and between the Company and
                 Abbott Laboratories (8) and Waiver of Contractual Restrictions dated February 6, 2001 (17)

10.37            Intentionally omitted

10.38            Master Lease Agreement No. 2 dated June 23, 1998 by and between the Company and
                 Transamerica Business Credit Corporation (10)

10.39            Intentionally omitted

10.40            Supplement to employment offer letter for Matthew Linnik, Ph.D. (14)*

23.1             Consent of Ernst & Young LLP, Independent Auditors (17)

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

(14) Previously filed with the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference herein

(15) Previously filed with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(16) Previously filed with the Company's report on Form 8-K filed on January 26, 2001 and incorporated by reference herein.

(17)   Filed herein.



              (b) Reports on Form 8-K:

                  None.

                         Report of Independent Auditors



The Board of Directors and Stockholders
La Jolla Pharmaceutical Company

We have audited the accompanying balance sheets of La Jolla Pharmaceutical Company as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of La Jolla Pharmaceutical Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.




                                        ERNST & YOUNG LLP


San Diego, California
February 8, 2001

                         La Jolla Pharmaceutical Company

                                 Balance Sheets

                 (In thousands, except share and per share data)


                                                                                              DECEMBER 31,
                                                                                       -------------------------
                                                                                         2000            1999
                                                                                       -------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                           $   8,061       $   4,409
   Short-term investments                                                                 31,838           6,994
   Other current assets                                                                      590             464
                                                                                       -------------------------
      Total current assets                                                                40,489          11,867

Property and equipment, net                                                                  780             658

Patent costs and other assets, net                                                         1,747           1,518
                                                                                       -------------------------
                                                                                       $  43,016       $  14,043
                                                                                       =========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                    $     468       $     225
   Accrued clinical expenses                                                               1,914              --
   Accrued expenses                                                                          560             520
   Accrued payroll and related expenses                                                      288             262
   Current portion of obligations under capital leases                                        44             199
                                                                                       -------------------------
      Total current liabilities                                                            3,274           1,206

Noncurrent portion of obligations under capital leases                                        --              44

Commitments

Stockholders' equity:
Preferred stock, $.01 par value; 8,000,000 shares authorized, no shares issued or
   outstanding                                                                                --              --
Common stock, $.01 par value; 100,000,000 shares authorized, 29,393,078 and
   20,204,424 shares issued and outstanding at December 31, 2000 and 1999,
   respectively                                                                              294             202
Additional paid-in capital                                                               124,909          84,358
Other comprehensive income                                                                   105              --
Accumulated deficit                                                                      (85,566)        (71,767)
                                                                                       -------------------------
      Total stockholders' equity                                                          39,742          12,793
                                                                                       -------------------------
                                                                                       $  43,016       $  14,043
                                                                                       =========================


See accompanying notes.

                         La Jolla Pharmaceutical Company

                            Statements of Operations

                      (In thousands, except per share data)



                                                                           YEARS ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                                     2000           1999           1998
                                                                   --------------------------------------
Revenues:
   Revenue from collaborative agreement - related party            $     --       $  4,690       $  8,600

Expenses:
   Research and development                                          12,933         11,686         14,627
   General and administrative                                         2,706          2,944          3,076
                                                                   --------------------------------------
      Total expenses                                                 15,639         14,630         17,703

                                                                   --------------------------------------
Loss from operations                                                (15,639)        (9,940)        (9,103)

Interest expense                                                         (6)           (20)            (6)
Interest income                                                       1,846            811          1,232

                                                                   --------------------------------------
Net loss                                                           $(13,799)      $ (9,149)      $ (7,877)
                                                                   ======================================
Basic and diluted net loss per share                               $  (0.53)      $  (0.45)      $  (0.42)
                                                                   ======================================
Shares used in computing basic and diluted net loss per share        26,138         20,135         18,649
                                                                   ======================================


See accompanying notes.

                         La Jolla Pharmaceutical Company


                       Statements of Stockholders' Equity

              For the Years Ended December 31, 1998, 1999 and 2000



(In thousands)                                 COMMON STOCK       ADDITIONAL                                 OTHER         TOTAL
                                             ------------------    PAID-IN      DEFERRED    ACCUMULATED  COMPREHENSIVE STOCKHOLDERS'
                                             SHARES     AMOUNT     CAPITAL    COMPENSATION    DEFICIT        INCOME       EQUITY
                                             ---------------------------------------------------------------------------------------
Balance at December 31, 1997                 18,160     $   182    $  80,304     $  (30)    $ (54,741)      $    --     $  25,715
   Issuance of common stock                   1,538          15        3,767         --            --            --         3,782
   Issuance of common stock under
      Employee Stock Purchase Plan               43          --          128         --            --            --           128
   Exercise of stock options                    365           4           85         --            --            --            89
   Amortization of deferred compensation         --          --           --         22            --            --            22
   Adjustment to deferred compensation
        for terminations                         --          --           (8)         8            --            --            --
   Net loss                                      --          --           --         --        (7,877)           --        (7,877)
                                             ---------------------------------------------------------------------------------------
Balance at December 31, 1998                 20,106         201       84,276         --       (62,618)           --        21,859
   Issuance of common stock under
        Employee Stock Purchase Plan             78           1           53         --            --            --            54
   Exercise of stock options                     20          --           29         --            --            --            29
   Net loss                                      --          --           --         --        (9,149)           --        (9,149)
                                             ---------------------------------------------------------------------------------------
Balance at December 31, 1999                 20,204         202       84,358         --       (71,767)           --        12,793
   Issuance of common stock                   8,840          88       40,156         --            --            --        40,244
   Issuance of common stock under
        Employee Stock Purchase Plan            186           2          189         --            --            --           191
   Exercise of stock options                    159           2          196         --            --            --           198
   Exercise of warrants                           4          --           10         --            --            --            10
   Net loss                                      --          --           --         --       (13,799)           --       (13,799)
   Net unrealized gains on available-for-sale
        securities                               --          --           --         --            --           105           105
                                                                                                                        ---------
   Comprehensive loss                                                                                                     (13,694)
                                             ---------------------------------------------------------------------------------------
Balance at December 31, 2000                 29,393     $   294    $ 124,909     $   --     $ (85,566)      $   105     $  39,742
                                             =======================================================================================


See accompanying notes.

                         La Jolla Pharmaceutical Company

                            Statements of Cash Flows
                                 (In thousands)


                                                                                         YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------------
                                                                                    2000           1999           1998
                                                                                  --------------------------------------
OPERATING ACTIVITIES
Net loss                                                                          $(13,799)      $ (9,149)      $ (7,877)
Adjustments to reconcile net loss to net cash used for
  operating activities:
      Depreciation and amortization                                                    381            357            367
      Write-off of property and equipment                                               --             --              8
      Deferred compensation amortization                                                --             --             22
      Accretion of interest income                                                    (634)            --             --
      Changes in operating assets and liabilities:
         Other current assets                                                         (126)            53            141
         Accrued clinical expenses                                                   1,914             --             --
         Accounts payable and accrued expenses                                         283         (1,084)          (307)
         Accrued payroll and related expenses                                           26            (93)           (22)
         Deferred revenue - related party                                               --         (1,769)           492
                                                                                  --------------------------------------
              Net cash used for operating activities                               (11,955)       (11,685)        (7,176)

INVESTING ACTIVITIES
Purchases of short-term investments                                                (40,716)       (12,289)       (20,576)
Sales of short-term investments                                                     13,439          6,667          2,500
Maturities of short-term investments                                                 3,172         10,802         20,881
Additions to property and equipment                                                   (541)          (180)           (55)
Proceeds from sale of property and equipment                                            97            275             --
Increase in patent costs and other assets                                             (288)          (275)          (258)
                                                                                  --------------------------------------
              Net cash (used for) provided by investing activities                 (24,837)         5,000          2,492

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                          40,643             83            217
Net proceeds from issuance of common stock to related party                             --             --          3,782
Payments on obligations under capital leases                                          (199)          (165)          (138)
                                                                                  --------------------------------------
              Net cash provided by (used for) financing activities                  40,444            (82)         3,861

                                                                                  --------------------------------------
Increase (decrease) in cash and cash equivalents                                     3,652         (6,767)          (823)
Cash and cash equivalents at beginning of period                                     4,409         11,176         11,999
                                                                                  --------------------------------------
Cash and cash equivalents at end of period                                        $  8,061       $  4,409       $ 11,176
                                                                                  ======================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                     $      6       $     20       $      6
                                                                                  ======================================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred for property and equipment                     $     --       $    405       $     --
                                                                                  ======================================
Other comprehensive income on investments                                         $    105       $     --       $     --
                                                                                  ======================================
Adjustment to deferred compensation for terminations                              $     --       $     --       $      8
                                                                                  ======================================


See accompanying notes

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

La Jolla Pharmaceutical Company (the "Company") is a biopharmaceutical company focused on the research and development of highly specific therapeutics for the treatment of certain life-threatening antibody-mediated diseases. These diseases, including autoimmune conditions such as systemic lupus erythematosus ("lupus") and antibody-mediated stroke, are caused by abnormal B cell production of antibodies that attack healthy tissues. Current therapies for these autoimmune disorders target the symptoms of the disease or nonspecifically suppress the normal operation of the immune system, frequently resulting in severe, adverse side effects and hospitalization. The Company's drug candidates, called Toleragens(R), are designed to treat the underlying cause of many antibody-mediated diseases without these severe, adverse side effects. The Company's clinical drug candidate for the treatment of lupus is known as LJP 394.

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

RECLASSIFICATION

Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents consist of cash and highly liquid investments which include debt securities with remaining maturities when acquired of three months or less and are stated at market. Short-term investments mainly consist of debt securities with maturities greater than three months. Management has classified the Company's cash equivalents and short-term investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are stated at fair market value, with unrealized gains and losses reported in other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and have been immaterial for each of the years presented. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

CONCENTRATION OF RISK

Cash, cash equivalents and short-term investments are financial instruments which potentially subject the Company to concentrations of credit risk. The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. The Company invests its excess cash in United States Government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to the diversification of its cash investments and their maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. To date, the Company has not experienced any impairment losses on its cash, cash equivalents and short-term investments.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 was amended in June 2000 by Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An Amendment of FASB Statement 133", ("SFAS 138"). SFAS 138 addresses a limited number of SFAS 133 implementation issues. SFAS 138 is effective for fiscal years beginning after June 15, 2000. The adoption of this statement is not expected to have a significant effect on the financial position or results of operations of the Company.

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

Property and equipment is comprised of the following (in thousands):

                                                           DECEMBER 31,
                                                        2000         1999
                                                      ---------------------
Laboratory equipment                                  $ 3,274       $ 3,279
Computer equipment                                        521           297
Furniture and fixtures                                    115           108
Leasehold improvements                                    740           702
                                                      ---------------------
                                                        4,650         4,386
Less:  Accumulated depreciation and amortization       (3,870)       (3,728)
                                                      ---------------------
                                                      $   780       $   658
                                                      =====================

IMPAIRMENT OF LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company also records the assets to be disposed of at the lower of their carrying amount or fair value less cost to sell. To date, the Company has not experienced any impairment losses on its long-lived assets used in operations. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and accordingly, the Company has not recognized any impairment losses as of December 31, 2000.

PATENTS

The Company has filed several patent applications with the United States Patent and Trademark Office and in foreign countries. Legal costs and expenses incurred in connection with pending patent applications have been deferred. Costs related to successful patent applications are amortized using the straight-line method over the lesser of the remaining useful life of the related technology or the remaining patent life, commencing on the date the patent is issued. Total cost and accumulated amortization were $1,823,000 and $225,000 at December 31, 2000 and $1,555,000 and $166,000 at December 31, 1999, respectively. Deferred costs related to patent applications are charged to operations at the time a determination is made not to pursue such applications.

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

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"). FIN 44 clarifies certain issues in the application of Accounting Principles Board Opinion No. 25. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

REVENUE RECOGNITION

Revenue from collaborative agreements typically consists of ongoing research and development funding and milestone, royalty and other payments, which are nonrefundable. Revenue from ongoing research and development funding is recorded as the expenses are incurred. Revenue from milestone, royalty and other payments will be recognized when the achievement of the milestone criteria, royalty generating events or other criteria according to the collaborative agreement have occurred. Payments received in advance under these agreements are recorded as deferred revenue until earned.

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 formalizes the basic revenue recognition criteria that must be met in order to record revenue. In June 2000, SAB 101 was amended to delay the implementation date to the fourth quarter of 2000 to provide additional time to study the guidance. There were no up-front payments or license fees received during 2000 or in prior years which were subject to the adoption of SAB 101 as all fees received related to agreements under which the research portion of the collaboration had been completed, the scientific milestones had been achieved or the agreements had been terminated entirely.

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

COMPREHENSIVE LOSS

In accordance with Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income (Loss)" ("SFAS 130"), unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss), net of taxes.

SEGMENT INFORMATION

On January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 131, "Segment Information" ("SFAS 131"). SFAS 131 redefines segments and requires companies to report financial and descriptive information about their operating segments. The Company has determined that it operates in one business segment.

2. COLLABORATIVE AGREEMENTS

In September 1999, following the May 1999 suspension of the jointly conducted Phase II/III clinical trial of LJP 394, Abbott and the Company terminated the collaborative agreement which was entered into in December 1996 and all rights to LJP 394 were returned to the Company. Under the agreement, in exchange for an exclusive, worldwide license to market and sell LJP 394, Abbott, a diversified health-care company, agreed to pay an initial nonrefundable license fee of $4,000,000 upon signing, and agreed to fund the development of the Company's lupus drug candidate, LJP 394, in accordance with a mutually agreed upon budget, and to make certain payments to the Company upon the attainment of specific milestones, as well as royalty and sales incentive payments to the Company on sales of LJP 394.

Under a separate stock purchase agreement, Abbott also purchased common stock of the Company in December 1996, September 1997 and October 1998 for an aggregate purchase price of $4,000,000 on each date at values based on the reported last sale price of the common stock on each of the 20 trading days immediately preceding each purchase date. The stock purchase agreement originally allowed Abbott certain registration rights and rights of first refusal and imposed transfer restrictions on the shares, among other things, and allowed the Company certain rights of first refusal and imposed certain other continuing obligations on the Company. However, by waiver dated February 6, 2001, both Abbott and the Company have waived any material continuing obligations of the other party under the stock purchase agreement.

Until its termination in September 1999, the Company incurred research and development costs under the collaborative agreement with Abbott of approximately $4,690,000 and $8,600,000 during the years ended December 31, 1999 and 1998, respectively, for the development of LJP 394. In 1999, the Company

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements

2. COLLABORATIVE AGREEMENTS (CONTINUED)

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

4. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following is a summary of available-for-sale securities (in thousands):

                                                                            GROSS       GROSS
                                                                          UNREALIZED  UNREALIZED    ESTIMATED
                                                           ADJUSTED COST    GAINS       LOSSES     FAIR VALUE
                                                           --------------------------------------------------
DECEMBER 31, 2000
Money market accounts                                         $ 1,093      $    --      $    --      $ 1,093
United States corporate debt securities                        31,344          121           36       31,429
Government-asset-backed securities                              4,968           14           --        4,982
United States Treasury securities and
    obligations of the United States
    government agencies                                         1,023            6           --        1,029
                                                              ----------------------------------------------
                                                              $38,428      $   141      $    36      $38,533
                                                              ==============================================

DECEMBER 31, 1999
Money market accounts                                         $   570      $    --      $    --      $   570
United States corporate debt securities                         4,899           --           --        4,899
Government-asset-backed securities                              4,500           --           --        4,500
                                                              ----------------------------------------------
                                                              $ 9,969      $    --      $    --      $ 9,969
                                                              ==============================================

The net adjustment to unrealized holding gains (losses) on available-for-sale securities included in comprehensive income totaled $105,000 in 2000. Included in cash and cash equivalents at December 31, 2000 and 1999 were $6,695,000 and $2,975,000, respectively, of securities classified as available-for-

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements


4. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS (CONTINUED)

sale. As of December 31, 2000, available-for-sale securities of $30,457,000 mature in one year or less and $8,076,000 are due after one year through two years.

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

The Company leases certain other equipment and leasehold improvements under operating leases. As of December 31, 2000, the total amount of equipment and leasehold improvements financed under these operating leases was $6,245,000.

Annual future minimum lease payments as of December 31, 2000, are as follows (in thousands):

                                             OPERATING       CAPITAL
YEARS ENDED DECEMBER 31,                      LEASES         LEASES
--------------------------------------------------------------------
2001                                         $ 2,319          $ 44
2002                                           1,284            --
2003                                             791            --
2004                                             447            --
2005                                              14            --
                                             ---------------------
Total                                        $ 4,855            44
                                             =======
Less amount representing interest                              (--)
                                                              ----
Present value of net minimum lease payments                     44
Less current portion                                           (44)
                                                              ----
Noncurrent portion of capital lease obligations               $ --
                                                              ====

Rent expense under all operating leases totaled $2,776,000, $2,360,000, and $2,179,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Equipment acquired under capital leases included in property and equipment totaled $36,000 and $233,000 (net of accumulated amortization of $293,000 and $331,000) at December 31, 2000 and 1999, respectively.

6. STOCKHOLDERS' EQUITY

PREFERRED STOCK

As of December 31, 2000, the Company is authorized to issue 8,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series.

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

WARRANTS

In connection with the Company's initial public offering in June 1994, including the conversion of the principal and accrued interest on stockholder bridge notes, the Company issued a total of 4,250,214 warrants . The warrant holders were entitled to purchase one-half of one share of common stock for each warrant at an exercise price ranging from $3.00-$5.00 per one-half share. During 2000, warrants to purchase 4,000 shares of common stock were exercised and the remaining warrants expired on June 3, 2000.

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

In June 1994, the Company adopted the 1994 Stock Incentive Plan (the "1994 Plan"), under which 3,500,000 shares of common stock have been authorized for issuance upon exercise of options granted by the Company. The 1994 Plan provides for the grant of incentive and non-qualified stock options, as well as other stock-based awards, to employees, consultants and advisors of the Company with various vesting periods as determined by the compensation committee, as well as automatic fixed grants to non-employee directors of the Company.

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements

6. STOCKHOLDERS' EQUITY (CONTINUED)

A summary of the Company's stock option activity and related data follows:

                                                              OUTSTANDING OPTIONS
                                                          --------------------------
                                           OPTIONS                       WEIGHTED-
                                          AVAILABLE       NUMBER OF       AVERAGE
                                          FOR GRANT        SHARES     EXERCISE PRICE
                                         -------------------------------------------
Balance at December 31, 1997               570,943        1,963,063       $3.25
      Granted                             (723,800)         723,800       $3.54
      Exercised                                 --         (364,903)      $1.06
      Cancelled                            388,192         (388,192)      $3.37
                                         --------------------------
Balance at December 31, 1998               235,335        1,933,768       $3.75
      Additional shares authorized         750,000               --          --
      Expired                             (225,743)              --       $1.00
      Granted                             (905,206)         905,206       $0.64
      Exercised                                 --          (19,919)      $1.49
      Cancelled                            559,204         (559,204)      $3.89
                                         --------------------------
Balance at December 31, 1999               413,590        2,259,851       $2.49
      Additional shares authorized       1,000,000               --          --
      Expired                               (7,988)              --       $1.00
      Granted                           (1,081,544)       1,081,544       $5.28
      Exercised                                 --         (159,170)      $1.34
      Cancelled                             66,688          (66,688)      $4.48
                                         --------------------------
Balance at December 31, 2000               390,746        3,115,537       $3.47
                                         ==========================


                                                                      YEARS ENDED DECEMBER 31,
                                                  2000                          1999                            1998
                                        -----------------------------------------------------------------------------------------
                                                        WEIGHTED-                      WEIGHTED-                        WEIGHTED-
                                                        AVERAGE                        AVERAGE                          AVERAGE
                                                        EXERCISE                       EXERCISE                         EXERCISE
                                         OPTIONS         PRICE         OPTIONS          PRICE          OPTIONS           PRICE
                                        ------------------------      -------------------------        --------------------------
Exercisable at end of year              2,121,134        $2.62        1,660,777         $2.43          879,502           $3.55

Weighted-average fair value of options
granted during the year                     $4.18                         $0.52                          $1.62

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements

6. STOCKHOLDERS' EQUITY (CONTINUED)

Exercise prices and weighted-average remaining contractual lives for the options outstanding as of December 31, 2000 follow:

                                      WEIGHTED-
                                       AVERAGE         WEIGHTED-                             WEIGHTED-
                                      REMAINING        AVERAGE                               AVERAGE
    OPTIONS          RANGE OF        CONTRACTUAL       EXERCISE            OPTIONS           EXERCISE
  OUTSTANDING     EXERCISE PRICES        LIFE           PRICE            EXERCISABLE          PRICE
------------------------------------------------------------------------------------------------------
    115,437           $0.34              8.84            $0.34              103,012           $0.34
    614,910           $0.48              8.74            $0.48              531,951           $0.48
    520,985       $1.00 - $3.50          6.26            $1.97              453,307           $1.86
    552,285       $3.56 - $3.69          8.27            $3.64              415,149           $3.64
    603,720       $3.75 - $5.03          6.43            $4.33              481,140           $4.37
    708,200       $5.13 - $12.06         8.83            $6.83              136,575           $5.86
-----------                                                               ---------
  3,115,537       $0.34 - $12.06         7.82            $3.47            2,121,134           $2.62
===========                                                               =========

At December 31, 2000, the Company has reserved 3,506,283 shares of common stock for future issuance under the 1989 and 1994 Plans.

EMPLOYEE STOCK PURCHASE PLAN

Effective August 1, 1995, the Company adopted the 1995 Employee Stock Purchase Plan, as amended (the "Purchase Plan"). Under the amended Purchase Plan, a total of 500,000 shares of common stock are reserved for sale to employees, as defined. Employees may purchase common stock under the Purchase Plan every three months (up to but not exceeding 10% of each employee's earnings) over the offering period at 85% of the fair market value of the common stock at certain specified dates. The offering period may not exceed 24 months. For the year ended December 31, 2000, 185,755 shares of common stock had been issued under the Purchase Plan (78,202 shares for the year ended December 31, 1999). To date, 375,648 shares of common stock have been issued under the Purchase Plan and 124,352 shares of common stock are available for issuance.


                                                               YEARS ENDED DECEMBER 31,
                                                        2000             1999            1998
                                                    -----------       ----------      ----------
Weighted-average fair value of employee stock
purchase plan purchases                                $2.70             $0.91           $1.54

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements

6. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK-BASED COMPENSATION

Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock plans granted after December 31, 1994 under the fair value method of that statement. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rate of 5.6%, 6.8% and 4.8%; volatility factor of the expected market price of the Company's common stock of 1.113, 1.09 and 0.60; a weighted-average expected life of 4.5 years for 2000 and 5 years for 1999 and 1998 and a dividend yield of 0% for all three years presented.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for net loss per share information):

                                                                YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------------
                                                     2000                1999                  1998
                                                  ---------------------------------------------------
Pro forma net loss                                $ (15,423)           $ (9,985)            $ (8,500)
                                                  ===================================================

Pro forma basic and diluted net loss per share    $   (0.59)           $  (0.50)            $  (0.46)
                                                  ===================================================

The effects of applying SFAS 123 for either recognizing compensation expense or providing pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

STOCKHOLDER RIGHTS PLAN

The Company has adopted a Stockholder Rights Plan (the "Rights Plan") which was amended in July 2000. The Rights Plan provides for a dividend of one right (a "Right") to purchase fractions of shares of the Company's Series A Preferred Stock for each share of the Company's common stock. Under certain conditions involving an acquisition by any person or group of 15% or more of the common stock (or in the case of State of Wisconsin Investment Board, 20% or more), the Rights permit the holders (other than the 15% holder, or in the case of State of Wisconsin Investment Board, 20% holder) to purchase the Company's common stock at a 50% discount upon payment of an exercise price of $30 per Right. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquirer at a 50% discount. Under certain conditions, the Rights may be redeemed by the

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements


6. STOCKHOLDERS' EQUITY (CONTINUED)

Board of Directors in whole, but not in part, at a price of $.001 per Right. The Rights have no voting privileges and are attached to and automatically trade with the Company's common stock. The Rights expire on December 2, 2008.

7. 401(k) PLAN

The Company has established a 401(k) defined contribution retirement plan (the "401(k) Plan"), which was amended in May 1999 to cover all employees. The 401(k) Plan provides for voluntary employee contributions up to 20% of annual compensation (as defined). The Company does not match employee contributions or otherwise contribute to the 401(k) Plan.

8. INCOME TAXES

At December 31, 2000, the Company had federal and California income tax net operating loss carryforwards of approximately $81,936,000 and $13,635,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes and the 50% percent limitation on California loss carryforwards. The Company also had federal and California research tax credit carryforwards of approximately $3,940,000 and $1,974,000, respectively. The federal net operating loss and tax credit carryforwards will begin to expire in 2004 unless previously utilized. A portion of the California net operating loss carryforwards totaling approximately $231,000 expired in 2000, and will continue to expire in 2001.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

Significant components of the Company's deferred tax assets are shown below (in thousands):

                                                        DECEMBER 31,
                                                 -----------------------
                                                     2000           1999
                                                 -----------------------
Deferred tax assets:
   Net operating loss carryforwards              $ 29,462       $ 24,553
   Research and development credits                 5,223          4,017
   Capitalized research and development             3,760          3,493
                                                 -----------------------
Total deferred tax assets                          38,445         32,063
Deferred tax liability                               (152)           (61)
                                                 -----------------------
                                                   38,293         32,002
Valuation allowance for deferred tax assets       (38,293)       (32,002)
                                                 -----------------------
Net deferred tax assets                          $     --        $    --
                                                 =======================

A valuation allowance of $38,293,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

                         La Jolla Pharmaceutical Company

                          Notes to Financial Statements

9. SUBSEQUENT EVENT

In February 2001, the Company issued 5,700,000 shares of common stock in a private placement to selected institutional investors and other accredited investors for gross proceeds of approximately $35,340,000 at a discounted per share value based on the reported last sale price of the common stock on the purchase date.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LA JOLLA PHARMACEUTICAL COMPANY


                                         By:    /s/ Steven B. Engle
                                                --------------------------------
March 27, 2001                           Name:  Steven B. Engle
                                         Title: Chairman of the Board and
                                                Chief Executive Officer


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                         Title                            Date
          ---------                         -----                            ----
  /s/ Steven B. Engle               Chairman of the Board and Chief       March 27, 2001
-------------------------------     Executive Officer
Steven B. Engle                     (PRINCIPAL EXECUTIVE OFFICER
                                    AND DIRECTOR)



  /s/ Gail A. Sloan                 Controller and Secretary              March 27, 2001
-------------------------------     (PRINCIPAL FINANCIAL AND
Gail A. Sloan                       ACCOUNTING OFFICER)



  /s/ Thomas H. Adams               Director                              March 27, 2001
-------------------------------
Thomas H. Adams, Ph.D.

  /s/ William E. Engbers            Director                              March 27, 2001
-------------------------------
William E. Engbers

  /s/ Robert A. Fildes              Director                              March 27, 2001
-------------------------------
Robert A Fildes, Ph.D.

/s/ Stephen M. Martin               Director                              March 27, 2001
-------------------------------
Stephen M. Martin

  /s/ W. Leigh Thompson             Director                              March 27, 2001
-------------------------------
W. Leigh Thompson, M.D., Ph.D.

                         La Jolla Pharmaceutical Company

                                  Exhibit Index


Exhibit Number                          Description
--------------                          -----------

    10.20 La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (Amended and Restated as of March 19, 2001)

    10.36              Waiver of Contractual Restrictions dated February 6, 2001

    23.1               Consent of Ernst & Young LLP, Independent Auditors