Form 10-Q
period 2001-03-31
LA JOLLA PHARMACEUTICAL CO
filed 2001-05-15
CIK 920465

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Mark One

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2001

Or

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Transition Period From _________ to _______

Commission File Number: 0-24274

LA JOLLA PHARMACEUTICAL COMPANY
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0361285

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6455 Nancy Ridge Drive San Diego, CA	92121

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (858) 452-6600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]  No  [   ]

The number of shares of the Registrant’s common stock, $.01 par value, outstanding at April 30, 2001 was 35,149,538.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY
Balance Sheets
(in thousands)

	March 31,	December 31,
	2001	2000

	(Unaudited)	(Note)
ASSETS

Current assets:

Cash and cash equivalents	$35,117	$8,061

Short-term investments	33,555	31,838

Other current assets	405	590

Total current assets	69,077	40,489

Property and equipment, net	885	780

Patent costs and other assets, net	1,918	1,747

Total assets	$71,880	$43,016

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$801	$468

Accrued clinical expenses	3,438	1,914

Accrued expenses	620	560

Accrued payroll and related expenses	497	288

Current portion of obligations under capital leases	22	44

Total current liabilities	5,378	3,274

Commitments

Stockholders’ equity:

Common stock	351	294

Additional paid-in capital	158,070	124,909

Other comprehensive income	196	105

Accumulated deficit	(92,115)	(85,566)

Total stockholders’ equity	66,502	39,742

Total liabilities and stockholders’ equity	$71,880	$43,016

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete balance sheets.

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2001	2000

Revenue	$—	$—

Expenses:

Research and development	6,465	2,435

General and administrative	884	719

Total expenses	7,349	3,154

Loss from operations	(7,349)	(3,154)

Interest expense	—	(3)

Interest income	800	280

Net loss and comprehensive net loss	$(6,549)	$(2,877)

Basic and diluted net loss per share	$(.20)	$(.13)

Shares used in computing basic and diluted net loss per share	32,689	22,249

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,

	2001	2000

Operating activities

Net loss	$(6,549)	$(2,877)

Adjustments to reconcile net loss to net cash used for operating activities:

Depreciation and amortization	73	92

Accretion of interest income	12	—

Change in operating assets and liabilities:

Other current assets	185	42

Accounts payable and accrued expenses	393	195

Accrued clinical expenses	1,524	—

Accrued payroll and related expenses	209	90

Net cash used for operating activities	(4,153)	(2,458)

Investing activities

Increase in short-term investments	(1,638)	(1,801)

Additions to property and equipment	(160)	(81)

Increase in patent costs and other assets	(189)	(68)

Net cash used for investing activities	(1,987)	(1,950)

Financing activities

Net proceeds from issuance of common stock	33,218	12,895

Payments on obligations under capital leases	(22)	(52)

Net cash provided by financing activities	33,196	12,843

Net increase in cash and cash equivalents	27,056	8,435

Cash and cash equivalents at beginning of period	8,061	4,409

Cash and cash equivalents at end of period	$35,117	$12,844

Supplemental disclosure of cash flow information:

Interest paid	$—	$3

Supplemental schedule of noncash investing and financing activities:

Net unrealized gains on available-for-sale investments	$91	$—

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Financial Statements
(Unaudited)

March 31, 2001

1. Basis of Presentation

The accompanying unaudited financial statements of La Jolla Pharmaceutical Company (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2001. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2000, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 was amended in June 2000 by Financial Accounting Standard No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — An Amendment of FASB Statement 133”, (“SFAS 138”). SFAS 138 addresses a limited number of SFAS 133 implementation issues. SFAS 138 is effective for fiscal years beginning after June 15, 2000. The adoption of this statement did not have a significant effect on the financial position or results of operations of the Company.

Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the periods in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share”. As the Company has incurred a net loss for both periods presented, stock options and warrants are not included in the computation of net loss per share since their effect is anti-dilutive.

Comprehensive Loss

In accordance with Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income (Loss)” (“SFAS 130”), unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss), net of taxes.

3. Changes in Securities

In February 2001, the Company issued 5,700,000 shares of common stock in a private placement to selected institutional investors and other accredited investors for gross proceeds of approximately $35,340,000 at a discounted per share value based on the reported last sale price of the common stock on the purchase date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

      Statements regarding our drug development plans, clinical trials and other matters described in terms of our plans and expectations are forward-looking statements involving risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Our analysis of clinical results of LJP 394, our drug candidate for the treatment of systemic lupus erythematosus (“lupus”), is ongoing and future analyses could result in a finding that LJP 394 is not effective in large patient populations or does not provide a meaningful clinical benefit. Our blood test to measure binding affinity for LJP 394 is experimental and has not been validated by independent laboratories. Our other potential drug candidates are at earlier stages of development and involve comparable risks. Analysis of our clinical trials could have negative or inconclusive results. Even if results are promising, the Food and Drug Administration may require additional clinical trials. Additional risk factors include the uncertainty of: obtaining required regulatory approvals; successfully marketing products; receiving future revenue from product sales or other sources such as collaborative relationships; future profitability; the need for additional financing; our dependence on patents and other proprietary rights; our limited manufacturing capabilities and our lack of marketing experience. Readers are cautioned not to place undue reliance upon forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described below and in other reports and registration statements of La Jolla Pharmaceutical Company filed with the Securities and Exchange Commission from time to time.

Overview

      Since our inception in May 1989, we have devoted substantially all of our resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. We have never generated any revenue from product sales and have relied upon private and public investors, revenue from collaborative agreements, equipment lease financings and interest income on invested cash balances for our working capital. We have been unprofitable since our inception and we expect to incur substantial additional expenses and net operating losses for at least the next several years as we increase our clinical trial and manufacturing scale-up activities including the production of LJP 394 for clinical trials, and increase our research and development expenditures on additional drug candidates, and general and administrative expenditures to support increased clinical trial, research and development and manufacturing scale-up activities. Our activities to date are not as broad in depth or scope as the activities we must undertake in the future and our historical operations and the financial information reported below are not necessarily indicative of our future operating results or financial condition.

      We expect that losses are likely to fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and potential revenues from collaborative arrangements. Some of these fluctuations may be significant. As of March 31, 2001, our accumulated deficit was approximately $92.1 million.

Results of Operations

      Our research and development expenses increased to $6.5 million for the quarter ended March 31, 2001 from $2.4 million for the same period in 2000. The increase was due to an increase in expenses associated with our ongoing Phase III clinical trial of our lupus drug candidate, LJP 394, which was initiated in September 2000. Our research and development expenses are expected to increase significantly in the future as clinical trial and manufacturing scale-up activities including the production of LJP 394 for clinical trials are increased, efforts to develop additional drug candidates are intensified, and other potential products progress into and through clinical trials.

      Our general and administrative expenses increased to $884,000 for the quarter ended March 31, 2001 from $719,000 for the same period in 2000. The increase was due to additional administrative expenditures to support the increased clinical and research and development activities. We expect general and administrative expenses to increase in the future in order to support increased clinical trial, manufacturing scale-up and research and development activities.

      Our interest income increased to $800,000 for the quarter ended March 31, 2001 from $280,000 for the same period in 2000. The increase in interest income was due to higher investment balances as a result of the sale of 5,700,000 shares of our common stock in February 2001 to private investors for net proceeds of $33.1 million. For the quarter ended March 31, 2001, we recorded no interest expense compared to $3,000 for the same period in 2000. The decrease in interest expense was the result of decreases in our capital lease obligations.

Liquidity and Capital Resources

      From inception through March 31, 2001, we have incurred a cumulative net loss of approximately $92.1 million and have financed our operations through private and public offerings of our securities, revenues from collaborative agreements, capital and operating lease transactions, and interest income on our invested cash balances. From inception through March 31, 2001, we have raised approximately $157.6 million in net proceeds from sales of our equity securities.

      At March 31, 2001, we had $68.7 million in cash, cash equivalents and short-term investments, as compared to $39.9 million at December 31, 2000. Our working capital at March 31, 2001 was $63.7 million, as compared to $37.2 million at December 31, 2000. The increase in cash, cash equivalents and short-term investments as well as working capital resulted from the sale of 5,700,000 shares of our common stock to private investors for net proceeds of $33.1 million in February 2001 offset by the continued use of our cash towards operating activities, patent expenditures and the purchase of property and equipment. We invest our cash in corporate and United States Government-backed debt instruments.

      As of March 31, 2001, we had acquired an aggregate of $4.8 million in property and equipment, of which approximately $145,000 of equipment is financed under capital lease obligations. In addition, we lease our office and laboratory facilities and certain equipment under operating leases. We have no material commitments for the acquisition of property and equipment. However, we anticipate increasing our investment in property and equipment in connection with the enhancement of our research and development and manufacturing facilities and capabilities.

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

      We anticipate that our existing capital and interest earned thereon will be sufficient to fund our operations as currently planned through 2002. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the size and complexity of these programs, the scope and results of clinical trials, the analysis of data from the Phase II/III clinical trial, the time and costs involved in applying for any regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, ability to establish and maintain collaborative relationships, and the cost of manufacturing scale-up and effective commercialization activities and arrangements. We expect to incur significant net operating losses each year for at least the next several years as we expand our current research and development programs, including clinical trials and manufacturing scale-up activities, and increase our general and administrative expenses to support a larger, more complex organization. It is possible that our cash requirements will exceed current projections and that we will therefore need additional financing sooner than currently expected.

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

      We will continue to seek capital through any appropriate means, including issuance of our securities and establishment of additional collaborative arrangements. However, there can be no assurance that additional financing will be available on acceptable terms and our negotiating position in capital-raising efforts may worsen as we continue to use our existing resources. There is no assurance that we will be able to enter into further collaborative relationships.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We invest our excess cash in interest-bearing investment-grade securities that we hold for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market-risk-sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that while the investment-grade securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices or other market changes that affect market-risk-sensitive instruments.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

      Effective as of July 21, 2001, we and American Stock Transfer and Trust Company entered into an Amendment to the Rights Agreement, dated December 3, 1998. The Amendment eliminated the concept and powers of the “Continuing Directors” in response to a clarification of Delaware law by the Delaware Supreme Court, and amended the definition of “Acquiring Person” to permit State of Wisconsin Investment Board to invest up to a level of just under 20% beneficial ownership without triggering the Rights Agreement.

      On February 9, 2001, we sold 5,700,000 shares of our Common Stock to private investors for an aggregate price of $35.3 million. The sale was a privately negotiated sale to selected institutional investors and other accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The shares were sold without registration under the Securities Act of 1933 in reliance on Rule 506. The sale was made for the purpose of financing working capital. We filed a registration statement covering the resale of these shares on Form S-3 that became effective on February 14, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Description

3.1	Intentionally omitted

3.2	Amended and Restated Bylaws of the Company (1)

3.3	Amended and Restated Certificate of Incorporation of the Company (2)

4.0	Rights Agreement dated as of December 3, 1998 between the Company and American Stock Transfer & Trust Company (3)

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (4)

4.2	Amendment to Rights Agreement, effective as of July 21, 2000, between the Company and American Stock Transfer & Trust Company (5)

(1)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(2)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein.

(3)	Previously filed with the Company’s Registration Statement on Form 8-A (No. 000-24274) as filed with the Securities and Exchange Commission on December 4, 1998.

(4)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein.

(5)	Previously filed with the Company’s Current Report on Form 8-K filed on January 26, 2001 and incorporated by reference herein. The changes effected by the Amendment are also reflected in the Amendment to Application for Registration on Form 8-A/A filed on January 26, 2001.

(b) Reports on Form 8-K

On January 26, 2001, we filed a Current Report on Form 8-K to report that we and American Stock Transfer & Trust Company had entered into an Amendment to the Rights Agreement, dated December 3, 1998.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company

Date: May 15, 2001	By:	/s/ Steven B. Engle

Steven B. Engle Chairman and Chief Executive Officer Signed on behalf of the Registrant

By:	/s/ Gail A. Sloan

Gail A. Sloan Signed as Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Intentionally omitted

3.2	Amended and Restated Bylaws of the Company (1)

3.3	Amended and Restated Certificate of Incorporation of the Company (2)

4.0	Rights Agreement dated as of December 3, 1998 between the Company and American Stock Transfer & Trust Company (3)

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (4)

4.2	Amendment to Rights Agreement, effective as of July 21, 2000 between the Company and American Stock Transfer & Trust Company (5)

(1)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(2)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein.

(3)	Previously filed with the Company’s Registration Statement on Form 8-A (No. 000-24274) as filed with the Securities and Exchange Commission on December 4, 1998.

(4)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein.

(5)	Previously filed with the Company’s Current Report on Form 8-K filed on January 26, 2001 and incorporated by reference herein. The changes effected by the Amendment are also reflected in the Amendment to Application for Registration on Form 8-A/A filed on January 26, 2001.