Form 10-Q
period 2001-06-30
LA JOLLA PHARMACEUTICAL CO
filed 2001-08-14
CIK 920465

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2001

or

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Transition Period From to

Commission File Number: 0-24274

LA JOLLA PHARMACEUTICAL COMPANY

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0361285 (I.R.S. Employer Identification No.)

6455 Nancy Ridge Drive San Diego, CA (Address of Principal Executive Offices)	92121 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (858) 452-6600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [    ]

The number of shares of the Registrant’s common stock, $.01 par value, outstanding at July 31, 2001 was 35,223,433.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY

Balance Sheets
(in thousands)

	June 30,	December 31,
	2001	2000

	(Unaudited)	(Note)
ASSETS

Current assets:

Cash and cash equivalents	$20,623	$8,061

Short-term investments	37,902	31,838

Other current assets	1,483	590

Total current assets	60,008	40,489

Property and equipment, net	1,430	780

Patent costs and other assets, net	1,884	1,747

Total assets	$63,322	$43,016

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$620	$468

Accrued clinical expenses	1,113	1,914

Accrued expenses	510	560

Accrued payroll and related expenses	397	288

Current portion of obligations under capital leases	256	44

Total current liabilities	2,896	3,274

Commitments

Stockholders’ equity:

Common stock	352	294

Additional paid-in capital	158,134	124,909

Other comprehensive income	161	105

Accumulated deficit	(98,221)	(85,566)

Total stockholders’ equity	60,426	39,742

Total liabilities and stockholders’ equity	$63,322	$43,016

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete balance sheets.

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue	$—	$—	$—	$—

Expenses:

Research and development	5,949	2,708	12,414	5,143

General and administrative	1,024	585	1,908	1,304

Total expenses	6,973	3,293	14,322	6,447

Loss from operations	(6,973)	(3,293)	(14,322)	(6,447)

Interest expense	(13)	(2)	(13)	(5)

Interest income	880	301	1,680	581

Net loss	$(6,106)	$(2,994)	$(12,655)	$(5,871)

Basic and diluted net loss per share	$(.17)	$(.12)	$(.37)	$(.25)

Shares used in computing basic and diluted net loss per share	35,150	24,401	33,926	23,320

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,

	2001	2000

Operating activities

Net loss	$(12,655)	$(5,871)

Adjustments to reconcile net loss to net cash used for operating activities:

Depreciation and amortization	258	199

Accretion of interest income	(107)	—

Change in operating assets and liabilities:

Other current assets	(893)	(197)

Accounts payable and accrued expenses	102	161

Accrued clinical expenses	(801)	—

Accrued payroll and related expenses	109	40

Net cash used for operating activities	(13,987)	(5,668)

Investing activities

Increase in short-term investments	(5,901)	(1,966)

Additions to property and equipment	(506)	(128)

Increase in patent costs and other assets	(168)	(143)

Net cash used for investing activities	(6,575)	(2,237)

Financing activities

Net proceeds from issuance of common stock	33,283	12,988

Payments on obligations under capital leases	(159)	(104)

Net cash provided by financing activities	33,124	12,884

Net increase in cash and cash equivalents	12,562	4,979

Cash and cash equivalents at beginning of period	8,061	4,409

Cash and cash equivalents at end of period	$20,623	$9,388

Supplemental disclosure of cash flow information:

Interest paid	$13	$5

Supplemental schedule of non-cash investing and financing activities:

Capital lease obligations incurred for property and equipment	$371	$—

Net unrealized gains on available-for-sale investments	$56	$—

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Financial Statements
(Unaudited)

June 30, 2001

1. Basis of Presentation

The accompanying unaudited financial statements of La Jolla Pharmaceutical Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2001. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2000, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

2. Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the periods in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share.” As the Company has incurred a net loss for both periods presented, stock options and warrants are not included in the computation of net loss per share since their effect is anti-dilutive.

Comprehensive Loss

In accordance with Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income (Loss)” (“SFAS 130”), unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). The Company’s comprehensive loss totaled $6,141,000 and $2,994,000 for the three-month period and $12,599,000 and $5,871,000 for the six-month period ended June 30, 2001 and 2000, respectively.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets.” FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Companies are required to adopt FAS 142 for fiscal years beginning after December

15, 2001, but early adoption is permitted under certain circumstances. The adoption of these standards will not have a material impact on the Company’s financial statements.

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

Overview

     Since our inception in May 1989, we have devoted substantially all of our resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. We have never generated any revenue from product sales and have relied upon private and public investors, revenue from collaborative agreements, equipment lease financings and interest income on invested cash balances for our working capital. We have been unprofitable since our inception and we expect to incur substantial additional expenses and net operating losses for at least the next several years as we increase our clinical trial and manufacturing scale-up activities including the production of LJP 394 for clinical trials, increase our research and development expenditures on additional drug candidates, and incur general and administrative expenditures to support increased clinical trial, research and development and manufacturing scale-up activities. Our activities to date are not as broad in depth or scope as the activities we must undertake in the future and our historical operations and the financial information reported below are not necessarily indicative of our future operating results or financial condition.

     We expect that losses are likely to fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and potential revenues from collaborative arrangements. Some of these fluctuations may be significant. As of June 30, 2001, our accumulated deficit was approximately $98.2 million.

Results of Operations

     For the three and six months ended June 30, 2001, research and development expenses increased to $5.9 million and $12.4 million, respectively, from $2.7 million and $5.1 million for the same periods in 2000. The increase was due to an increase in expenses associated with the ongoing Phase III clinical trial of our lupus drug candidate, LJP 394, which was initiated in September 2000. Our research and development expenses are expected to increase significantly in the future as clinical trial and manufacturing scale-up activities, including the production of LJP 394 for clinical trials, are increased, efforts to develop additional drug candidates are intensified and other potential products progress into and through clinical trials.

     General and administrative expenses increased to $1.0 and $1.9 million for the three and six months ended June 30, 2001, respectively, from $585,000 and $1.3 million for the same periods in 2000. The increase was due to additional administrative expenditures to support the increased clinical and research and development activities. We expect general and administrative expenses to increase in the future in order to support increased clinical trial, manufacturing scale-up and research and development activities.

     Interest income increased to $880,000 and $1.7 million for the three and six months ended June 30, 2001, respectively, from $301,000 and $581,000 for the same periods in 2000. The increase in interest income was due to higher investment balances as a result of the sale of 5,700,000 shares of our common stock in February 2001 to private investors for net proceeds of $33.1 million. For both the three and six months ended June 30, 2001, interest expense was $13,000 compared to $2,000 and $5,000 for the same periods in 2000. The increase in interest expense was the result of increases in our capital lease obligations.

Liquidity and Capital Resources

     From inception through June 30, 2001, we have incurred a cumulative net loss of approximately $98.2 million and have financed our operations through private and public offerings of our securities, revenues from collaborative agreements, capital and operating lease transactions, and interest income on our invested cash balances. From inception through June 30, 2001, we have raised approximately $157.7 million in net proceeds from sales of our equity securities.

     At June 30, 2001, we had $58.5 million in cash, cash equivalents and short-term investments, as compared to $39.9 million at December 31, 2000. Our working capital at June 30, 2001 was $57.1 million, as compared to $37.2 million at December 31, 2000. The increase in cash, cash equivalents and short-term investments as well as working capital resulted from the sale of 5,700,000 shares of our common stock to private investors for net proceeds of $33.1 million in February 2001 offset by the continued use of our cash towards operating activities, patent expenditures and the purchase of property and equipment. We invest our cash in corporate and United States Government-backed debt instruments.

     As of June 30, 2001, we had acquired an aggregate of $5.5 million in property and equipment, of which approximately $371,000 of equipment is financed under capital lease obligations. In addition, we lease our office and laboratory facilities and certain equipment under operating leases. We have no material commitments for the acquisition of property and equipment. However, we anticipate increasing our investment in property and equipment in connection with the enhancement of our research and development and manufacturing facilities and capabilities.

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

     We have no current means of generating cash flow from operations. Our lead drug candidate, LJP 394, will not generate revenues, if at all, until it has been proven safe and effective, has received regulatory approval and has been successfully commercialized, a process that is expected to take at least the next several years. Our other drug candidates are at ealier stages of development than LJP 394. There can be no assurance that our product development efforts with respect to LJP 394 or any other drug candidate will be successfully completed, that required regulatory approvals will be obtained, or that any product, if introduced, will be successfully marketed or achieve commercial acceptance. Accordingly, we must continue to rely upon outside sources of financing to meet our capital needs for the foreseeable future.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on May 18, 2001. All of the Company’s directors nominated for election as stated in the Company’s Proxy Statement were elected as follows:

Director Nominee	Term	Votes in Favor	Votes Withheld

Robert A. Fildes, Ph.D.	Three years	24,878,602	612,289

Steven M. Martin	Three years	24,879,602	611,289

     All of the Company’s proposals as stated in the Company’s Proxy Statement were approved as follows:

Proposal Description	Votes in Favor	Votes Against	Abstaining	Broker Non-Votes

Amendment to the 1994 Stock Incentive Plan to increase by 1,700,000 the number of shares of the Company’s Common Stock available under the Plan	17,321,102	1,472,205	445,342	6,252,242

Amendment to the 1994 Stock Incentive Plan to increase the annual limit on the amount of shares available under certain awards granted to a participant to 600,000	24,553,945	500,247	436,699	—

Amendment to the 1995 Employee Stock Purchase Plan to increase by 300,000 the number of shares of the Company’s Common Stock available under the Plan.	18,236,183	564,595	427,871	6,262,242

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit Number	Description

3.1	Intentionally omitted

3.2	Amended and Restated Bylaws of the Company (1)

3.3	Amended and Restated Certificate of Incorporation of the Company (2)

4.0	Rights Agreement, dated as of December 3, 1998, between the Company and American Stock Transfer & Trust Company (3)

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (4)

4.2	Amendment to Rights Agreement, effective as of July 21, 2000, between the Company and American Stock Transfer & Trust Company (5)

10.41	Supplement to employment offer letter for William J. Welch*

10.42	Supplement to employment offer letter for Theodora Reilly*

10.43	Supplement to employment offer letter for Paul Jenn, Ph.D*

*	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(2)	Previously filed with the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein.

(3)	Previously filed with the Company’s Registration Statement on Form 8-A (No. 000-24274) as filed with the Securities and Exchange Commission on December 4, 1998.

(4)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein.

(5)	Previously filed with the Company’s Current Report on Form 8-K filed on January 26, 2001 and incorporated by reference herein. The changes effected by the Amendment are also reflected in the Amendment to Application for Registration on Form 8-A/A filed in January 26, 2001.

     (b)  Reports on Form 8-K

     None

LA JOLLA PHARMACEUTICAL COMPANY

SIGNATURES

June 30, 2001

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company

Date: August 14, 2001	By:	/s/ Steven B. Engle

Steven B. Engle Chairman and Chief Executive Officer Signed on behalf of the Registrant

	By:	/s/ Gail A. Sloan

Gail A. Sloan Signed as Principal Accounting Officer

LA JOLLA PHARMACEUTICAL COMPANY

INDEX TO EXHIBITS

Exhibit Number	Description

10.41	Supplement to employment offer letter for William J. Welch

10.42	Supplement to employment offer letter for Theodora Reilly

10.43	Supplement to employment offer letter for Paul Jenn, Ph.D.