Form 10-Q
period 2001-09-30
LA JOLLA PHARMACEUTICAL CO
filed 2001-11-14
CIK 920465

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     MARK ONE

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of the Registrant's common stock, $.01 par value, outstanding at October 31, 2001 was 35,248,561.

                         LA JOLLA PHARMACEUTICAL COMPANY
                                    FORM 10-Q
                                QUARTERLY REPORT

                                      INDEX

PART I. FINANCIAL INFORMATION

      ITEM 1.  Financial Statements

      Balance Sheets as of September 30, 2001 (Unaudited) and December 31, 2000...  1

      Statements of Operations (Unaudited) for the three months and nine months ended September 30, 2001 and  2000..........................................  2

      Statements of Cash Flows (Unaudited) for the nine months ended
      September 30, 2001 and  2000................................................  3

      Notes to Financial Statements (Unaudited)...................................  4

      ITEM 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations..............................................  5

      ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.........  7


PART II. OTHER INFORMATION

      ITEM 6.  Exhibits and Reports on Form 8-K...................................  7


SIGNATURES........................................................................  9

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LA JOLLA PHARMACEUTICAL COMPANY

                                 BALANCE SHEETS
                                 (in thousands)



                                                        September 30,   December 31,
                                                            2001            2000
                                                        ------------    ------------
                                                         (Unaudited)        (Note)
ASSETS
Current assets:
      Cash and cash equivalents                         $     12,911    $      8,061
      Short-term investments                                  39,942          31,838
      Other current assets                                     1,368             590
                                                        ------------    ------------
           Total current assets                               54,221          40,489

Property and equipment, net                                    1,823             780
Patent costs and other assets, net                             2,024           1,747
                                                        ------------    ------------

           Total assets                                 $     58,068    $     43,016
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                  $        594    $        468
      Accrued clinical expenses                                  950           1,914
      Accrued expenses                                           484             560
      Accrued payroll and related expenses                       552             288
      Obligations under capital leases                           259              44
                                                        ------------    ------------
           Total current liabilities                           2,839           3,274

Commitments

Stockholders' equity:
      Common stock                                               352             294
      Additional paid-in capital                             158,207         124,909
      Other comprehensive income                                 237             105
      Accumulated deficit                                   (103,567)        (85,566)
                                                        ------------    ------------
           Total stockholders' equity                         55,229          39,742
                                                        ------------    ------------

           Total liabilities and stockholders' equity   $     58,068    $     43,016
                                                        ============    ============


Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete balance sheets.

See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                         Three Months Ended            Nine Months Ended
                                             September 30,               September 30,
                                       ------------------------    ------------------------
                                          2001          2000          2001          2000
                                       ----------    ----------    ----------    ----------
Revenue                                $       --      $     --      $     --      $     --

Expenses:
  Research and development                  4,939         4,184        17,353         9,327
  General and administrative                1,042           617         2,950         1,922
                                       ----------    ----------    ----------    ----------
      Total expenses                        5,981         4,801        20,303        11,249

                                       ----------    ----------    ----------    ----------
Loss from operations                       (5,981)       (4,801)      (20,303)      (11,249)

Interest expense                              (10)           (1)          (23)           (6)
Interest income                               645           580         2,325         1,161
                                       ----------    ----------    ----------    ----------

Net loss                               $   (5,346)   $   (4,222)   $  (18,001)   $  (10,094)
                                       ==========    ==========    ==========    ==========

Basic and diluted net loss per share   $     (.15)   $     (.15)   $     (.52)   $     (.41)
                                       ==========    ==========    ==========    ==========

Shares used in computing basic and
diluted net loss per share                 35,224        28,037        34,384        24,921
                                       ==========    ==========    ==========    ==========



See accompanying notes.

                         LA JOLLA PHARMACEUTICAL COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                  Nine Months Ended
                                                                    September 30,
                                                           ------------------------------
                                                               2001              2000
                                                           ------------      ------------
OPERATING ACTIVITIES
Net loss                                                   $    (18,001)     $    (10,094)
Adjustments to reconcile net loss to net cash used for
operating activities:
    Depreciation and amortization                                   450               287
    Accretion of interest income                                    155                --
    Change in operating assets and liabilities:
        Other current assets                                       (778)             (600)
        Accounts payable and accrued expenses                        50              (264)
        Accrued clinical expenses                                  (964)            1,698
        Accrued payroll and related expenses                        264               120
                                                           ------------      ------------

        Net cash used for operating activities                  (18,824)           (8,853)

INVESTING ACTIVITIES

Increase in short-term investments                               (8,127)          (28,384)
Additions to property and equipment                                (964)             (216)
Increase in patent costs and other assets                          (323)             (199)
                                                           ------------      ------------

        Net cash used for investing activities                   (9,414)          (28,799)

FINANCING ACTIVITIES

Net proceeds from issuance of common stock                       33,356            40,527
Payments on obligations under capital leases                       (268)             (156)
                                                           ------------      ------------

        Net cash provided by financing activities                33,088            40,371

Net increase in cash and cash equivalents                         4,850             2,719
Cash and cash equivalents at beginning of period                  8,061             4,409
                                                           ------------      ------------

Cash and cash equivalents at end of period                 $     12,911      $      7,128
                                                           ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                              $         10      $          6
                                                           ============      ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Capital lease obligations incurred for property and
equipment                                                  $        483      $         --
                                                           ============      ============
Net unrealized gains on available-for-sale investments     $        132      $         --
                                                           ============      ============

See accompanying notes.

                        LA JOLLA PHARMACEUTICAL COMPANY

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                               SEPTEMBER 30, 2001

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of La Jolla Pharmaceutical Company (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2001. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2000, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

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

RECLASSIFICATION

Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

NET LOSS PER SHARE

Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the periods in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share." As the Company has incurred a net loss for both periods presented, stock options and warrants are not included in the computation of diluted net loss per share since their effect is anti-dilutive.

COMPREHENSIVE LOSS

In accordance with Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income (Loss)," unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). The Company's comprehensive loss totaled $5,270,000 and $4,222,000 for the three-month periods and $17,869,000 and $10,094,000 for the nine-month periods ended September 30, 2001 and 2000, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement Nos. 141 and 142 ("FAS 141" and "FAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Companies are required to adopt FAS 142 for fiscal years beginning after December

15, 2001, but early adoption is permitted under certain circumstances. The adoption of these standards will not have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        Statements regarding our drug development plans, clinical trials and other matters described in terms of our plans and expectations are forward-looking statements involving risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Our analysis of clinical results of LJP 394, our drug candidate for the treatment of systemic lupus erythematosus, is ongoing and future analyses could result in a finding that LJP 394 is not effective in large patient populations or does not provide a meaningful clinical benefit. Our blood test to measure binding affinity for LJP 394 is experimental and has not been validated by independent laboratories. Tolerance, or the specific inactivation of pathogenic B cells, is a new technology that has not been proven. Future clinical trials of our drug candidates may have negative or inconclusive results. Future clinical trials of our drug candidates may not support results of pre-clinical or other prior trials and clinical trials of LJP 394 for treating lupus or LJP 1082 for treating antibody-mediated thrombosis may reveal a potential safety issue requiring the development of a new candidate. Even if results are promising, the Food and Drug Administration may require additional clinical trials. The development of drug candidates involves many risks and uncertainties, including, without limitation, whether the drug can provide a meaningful clinical benefit, and any positive results observed to date may not be indicative of future results. Our other potential drug candidates are at earlier stages of development and involve comparable risks. Additional risk factors include the uncertainty of: obtaining required regulatory approvals; successfully marketing products; receiving future revenue from product sales or other sources such as collaborative relationships; future profitability; the need for additional financing; our dependence on patents and other proprietary rights; our limited manufacturing capabilities and our lack of marketing experience. Readers are cautioned not to place undue reliance upon forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described below and in other reports and registration statements of La Jolla Pharmaceutical Company filed with the Securities and Exchange Commission from time to time.

OVERVIEW

        Since our inception in May 1989, we have devoted substantially all of our resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. We have never generated any revenue from product sales and have relied upon private and public investors, revenue from collaborative agreements, equipment lease financings and interest income on invested cash balances for our working capital. We have been unprofitable since inception and expect to incur substantial additional expenses and net operating losses for at least the next several years as we: increase our clinical trial and manufacturing scale-up activities including the production of LJP 394 and LJP 1082 for clinical trials, increase our research and development expenditures on additional drug candidates, incur general and administrative expenditures to support increased clinical trial activity, and incur expenditures to support increased research and development and manufacturing scale-up activities. Our activities to date are not as broad in depth or scope as the activities we must undertake in the future and our historical operations and the financial information reported below may not be indicative of our future operating results or financial condition.

        We expect that losses are likely to fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and potential revenues from collaborative arrangements. Some of these fluctuations may be significant. As of September 30, 2001, our accumulated deficit was approximately $103.6 million.

RESULTS OF OPERATIONS

        For the three and nine months ended September 30, 2001, research and development expenses increased to $4.9 million and $17.4 million, respectively, from $4.2 million and $9.3 million for the same periods in 2000. The increase was due to an increase in expenses associated with the ongoing Phase III clinical trial of our lupus drug candidate, LJP 394, which was initiated in September 2000. Our research and development expenses are expected to increase significantly in the future as clinical trial and manufacturing scale-up activities, including the production of LJP 394 and LJP 1082 for clinical trials, are increased, efforts to develop additional drug candidates are intensified and other potential products progress into and through clinical trials.

        General and administrative expenses increased to $1.0 and $3.0 million for the three and nine months ended September 30, 2001, respectively, from $617,000 and $1.9 million for the same periods in 2000. The increase was due to additional administrative expenditures to support the increased clinical and research and development activities. We expect general and administrative expenses to increase in the future in order to support increased clinical trial, manufacturing scale-up and research and development activities.

        Interest income increased to $645,000 and $2.3 million for the three and nine months ended September 30, 2001, respectively, from $580,000 and $1.2 million for the same periods in 2000. The increase in interest income was due to higher investment balances as a result of the sale of 5,700,000 shares of our common stock in February 2001 to private investors for net proceeds of $33.1 million. For the three and nine months ended September 30, 2001, interest expense was $10,000 and $23,000, respectively, compared to $1,000 and $6,000 for the same periods in 2000. The increase in interest expense was the result of increases in our capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through September 30, 2001, we have incurred a cumulative net loss of approximately $103.6 million and have financed our operations through private and public offerings of our securities, revenues from collaborative agreements, capital and operating lease transactions, and interest income on our invested cash balances. From inception through September 30, 2001, we have raised approximately $157.7 million in net proceeds from sales of our equity securities.

        At September 30, 2001, we had $52.9 million in cash, cash equivalents and short-term investments, as compared to $39.9 million at December 31, 2000. Our working capital at September 30, 2001 was $51.4 million, as compared to $37.2 million at December 31, 2000. The increase in cash, cash equivalents and short-term investments as well as working capital resulted from the sale of 5,700,000 shares of our common stock to private investors for net proceeds of $33.1 million in February 2001 offset by the continued use of our cash towards operating activities, patent expenditures and the purchase of property and equipment. We invest our cash in corporate and United States government-backed debt instruments.

        As of September 30, 2001, we had acquired an aggregate of $6.1 million in property and equipment, of which approximately $483,000 of equipment was financed under capital lease obligations during the nine month period ended September 30, 2001. In addition, we lease our office and laboratory facilities and certain equipment under operating leases. We have no material commitments for the acquisition of property and equipment. However, we anticipate increasing our investment in property and equipment in connection with the enhancement of our research and development and manufacturing facilities and capabilities.

        We intend to use our financial resources to fund clinical trials and manufacturing scale-up activities including the production of LJP 394 and LJP 1082 for clinical trials, research and development efforts, and for working capital and other general corporate purposes. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the results of clinical trials, the timing of regulatory applications and approvals, and technological developments. Expenditures will also depend upon the establishment and progression of collaborative arrangements and contract research as well as the availability of other financings. There can be no assurance that these funds will be available on acceptable terms, if at all.

          We anticipate that our existing capital and interest earned thereon will be sufficient to fund our operations as currently planned through 2002. Our future capital requirements will depend on many factors, including the continued scientific progress of our research and development programs, the size and complexity of these programs, the scope and results of clinical trials, the analysis of data from clinical trials, the time and costs involved in applying for any regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, our ability to establish and maintain collaborative relationships, and the cost of manufacturing scale-up and effective commercialization activities and arrangements. We expect to incur significant net operating losses each year for at least the next several years as we expand our current research and development programs, including clinical trials and manufacturing scale-up activities, and increase our general and administrative expenses to support a larger, more complex organization. It is possible that our cash requirements will exceed current projections and that we will therefore need additional financing sooner than currently expected.

        We have no current means of generating cash flow from operations. Our lead drug candidate, LJP 394, will not generate revenues, if at all, until it has been proven safe and effective, has received regulatory approval and has been successfully commercialized, a process that is expected to take at least the next several years. Our other drug candidates, including LJP 1082, are at earlier stages of development than LJP 394. There can be no assurance that our product development efforts with respect to LJP 394, LJP 1082 or any other drug candidate will be successfully completed, that required regulatory approvals will be obtained, or that any product, if introduced, will be successfully marketed or achieve commercial acceptance. Accordingly, we must continue to rely upon outside sources of financing to meet our capital needs for the foreseeable future.

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

------------

(1) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(2) Previously filed with the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein.

(3) Previously filed with the Company's Registration Statement on Form 8-A (No. 000-24274) as filed with the Securities and Exchange Commission on December 4, 1998.

(4) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein.

(5) Previously filed with the Company's Current Report on Form 8-K filed on January 26, 2001 and incorporated by reference herein. The changes effected by the Amendment are also reflected in the Amendment to Application for Registration on Form 8-A/A filed in January 26, 2001.

            (b) REPORTS ON FORM 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   La Jolla Pharmaceutical Company


Date:  November 13, 2001           By: /s/ Steven B. Engle
                                       ----------------------------------------
                                        Steven B. Engle
                                        Chairman and
                                        Chief Executive Officer
                                        Signed on behalf of the Registrant


                                   By: /s/ Gail A. Sloan
                                       ----------------------------------------
                                        Gail A. Sloan
                                        Signed as Principal Accounting Officer