Form 10-K
period 2001-12-31
LA JOLLA PHARMACEUTICAL CO
filed 2002-03-28
CIK 920465

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     DECEMBER 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

Commission file number 0-24274

LA JOLLA PHARMACEUTICAL COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0361285
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

6455 Nancy Ridge Drive, San Diego, CA 92121
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (858) 452-6600

Securities registered pursuant to Section 12(b) of the Act:          None

Securities registered pursuant to Section 12(g) of the Act:          Common Stock, par value $0.01 per

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [   ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq Stock Market on February 28, 2002, was $235,430,314. The number of shares of the Registrant’s common stock, $.01 par value, outstanding at February 28, 2002 was 42,311,674.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 22, 2002, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2001.

FORWARD-LOOKING STATEMENTS

     This report includes forward-looking statements, including without limitation those dealing with La Jolla Pharmaceutical Company’s drug development plans and clinical trials, and other matters described in terms of our plans and expectations. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Our analyses of clinical results of LJP 394, our drug candidate for the treatment of systemic lupus erythematosus (“lupus”), and LJP 1082, our drug candidate for the treatment of antibody-mediated thrombosis (“thrombosis”), are ongoing and future analyses could result in a finding that these drug candidates are not effective in large patient populations or do not provide a meaningful clinical benefit. Our blood test to measure the binding affinity for LJP 394 is experimental, has not been validated by independent laboratories, may require regulatory approval and may be necessary for the approval and the commercialization of LJP 394. Our other potential drug candidates are at earlier stages of development and involve comparable risks. Analysis of our clinical trials could have negative or inconclusive results. Even if results are promising, the U.S. Food and Drug Administration (“FDA”) may require additional clinical trials. Additional risk factors include the uncertainty of: obtaining required regulatory approvals; successfully marketing products; receiving future revenue from product sales or other sources such as collaborative relationships; future profitability; the need for additional financing; our dependence on patents and other proprietary rights; FDA approval of our manufacturing facilities; the increase in capacity of our manufacturing capabilities for possible commercialization; and our lack of marketing experience. Readers are cautioned to not place undue reliance upon forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described below under the heading “Risk Factors” and elsewhere in this report and in our other reports and registration statements filed with the Securities and Exchange Commission from time to time.

PART I

Item 1. Business.

Overview

     La Jolla Pharmaceutical Company was incorporated in Delaware in 1989. We are a biopharmaceutical company focused on the research and development of highly specific therapeutic products for the treatment of certain life-threatening antibody-mediated diseases. These diseases, including autoimmune conditions such as lupus and antibody-mediated stroke, are caused by abnormal B cell production of antibodies that attack healthy tissues. Current treatments for these autoimmune disorders address only symptoms of the disease, or nonspecifically suppress the normal operation of the immune system, which often results in severe, negative side effects and hospitalization. We believe that our drug candidates, called Toleragens®, will treat the underlying cause of many antibody-mediated diseases without these severe, negative side effects. Our clinical drug candidate for the treatment of lupus is known as LJP 394, and is currently being evaluated in a Phase III clinical trial. Our clinical drug candidate for the treatment of antibody-mediated thrombosis, known as LJP 1082, is currently being evaluated in a Phase I/II clinical trial.

Antibody-Mediated Diseases

     The immune system is the major biological defense mechanism responsible for recognizing and fighting disease. The immune system identifies antigens, such as bacteria, viruses and other disease-causing substances, and seeks to rid the body of these antigens. There are two fundamental types of immune responses: cell-mediated and antibody-mediated. Cell-mediated immunity is primarily responsible for ridding the body of cells that have become infected. Antibody-mediated immunity is primarily responsible for eliminating circulating antigens. These immune responses are controlled by the activities of white blood cells called T cells and B cells. T cells provide cell-mediated immunity and regulate B cells. B cells provide antibody-mediated immunity by producing antibodies that recognize and help to eliminate antigens.

     Each B cell produces antibodies against a specific structure on the antigen’s surface called an epitope. The B cell is triggered to produce antibodies when the specific epitope is recognized by and binds to the antibody receptors on the surface of the B cell, and only when the B cell receives an appropriate signal from a T cell. When an epitope binds to the B cell with no corresponding T cell signal, the B cell may become “tolerized” and cease to produce antibodies.

     A properly functioning immune system distinguishes between foreign antigens and the body’s healthy tissues. In a malfunctioning immune system, healthy tissue may trigger an immune response that causes B cells to produce disease-causing antibodies, resulting in antibody-mediated autoimmune disease. For example, B cells can produce disease-causing antibodies that are associated with the destruction of the kidneys in lupus and the wasting of muscles in myasthenia gravis. Other antibody-mediated disorders include antibody-mediated stroke, heart attack, deep vein thrombosis, recurrent fetal loss, organ rejection in xenotransplantation, and Rh hemolytic disease of the newborn.

     Current therapies for antibody-mediated diseases have significant shortcomings, including severe side effects and a lack of specificity. Mild forms of antibody-mediated diseases are generally treated with drugs that address only the disease symptoms and fail to suppress disease progression, because such drugs do not control the production of disease-causing antibodies. Severe antibody-mediated diseases like lupus are generally treated with high levels of corticosteroids and immunosuppressive therapy (primarily anti-cancer or chemotherapy drugs), which broadly suppress the normal function of the entire immune system. These therapies can leave patients susceptible to potentially life-threatening infections that may require hospitalization. Repeated dosing with corticosteroids may cause other serious conditions, including diabetes, hypertension, cataracts, osteonecrosis and psychosis, and an increased risk of severe infections that may limit the use of this therapy. The use of chemotherapy may lead to acute problems, including weight loss, nausea, an increased risk of severe infections and long-term adverse effects, including sterility and an increased risk of malignancies.

Tolerance Technology®

     Our Tolerance Technology program focuses on the discovery and development of proprietary therapeutics, called Toleragens, which target and suppress the production of specific disease-causing antibodies without affecting the protective functions of the immune system. We believe that Toleragens will be able to treat the underlying causes of antibody-mediated diseases, and that our Tolerance Technology may be applied broadly wherever specific antibodies are involved in causing diseases.

     Since the 1970s, hundreds of papers have been published by the scientific community describing laboratory studies and a Nobel Prize was awarded for research in tolerance. The underlying science supporting our Tolerance Technology is based on these discoveries as well as on our own patented research.

     Toleragens are composed of disease-specific epitopes and a carrier platform, which are proprietary chemical structures that we have developed and synthesized. To mimic the unique epitopes on an antigen’s surface, we identify and synthesize epitopes specific to particular antibody-mediated diseases and attach or conjugate these epitopes to the carrier platform, which serves as a vehicle for presenting the epitopes to the antibody receptors on the targeted B cell. When the epitope binds to the antibody receptors on the B cell in the absence of a T cell signal, the B cell may become tolerized and cease to produce disease-causing antibodies.

     We design our Toleragens to bind selectively to disease-causing B cells without affecting the function of disease-fighting B cells. This process involves: (1) collecting and purifying the disease-causing antibodies from patients with the targeted disease; (2) generating and selecting an epitope that strongly binds to the purified antibodies; (3) modifying the epitope’s structure to maximize its binding properties while eliminating, if necessary, structures that can activate a patient’s T cells (this process is called “optimization”); and (4) linking the optimized epitope to the carrier platform. We believe this process enables us to create Toleragens that will preferentially tolerize and shut down B cells that generate antibodies with the highest binding affinity, and which are believed to be the most harmful.

Business Strategy

     Our objective is to become the leading developer of highly specific therapeutics for the treatment of life-threatening, antibody-mediated diseases such as lupus; antibody-mediated stroke, heart attack, deep vein thrombosis and recurrent fetal loss; organ rejection in xenotransplantation; myasthenia gravis and Rh hemolytic disease of the newborn. Our strategy includes the following key elements:

     Complete the Clinical Development of LJP 394 for Lupus Patients. Our primary near-term goal is to complete development of LJP 394 to treat lupus. Following our analysis of a Phase II/III clinical trial of LJP 394 and a positive meeting with the FDA in April 2000, we initiated a Phase III clinical trial of LJP 394 in September 2000. Our Phase III trial is ongoing.

     Apply Tolerance Technology to Other Life-Threatening Antibody-Mediated Diseases. We are focusing on chronic, life-threatening diseases and conditions caused by antibodies, such as lupus and antibody-mediated thrombosis, for which there are no existing treatments or for which current therapeutics have significant limitations. We intend to use our Tolerance Technology to design therapeutics that specifically address other targeted antibody-mediated diseases without adversely affecting normal immune system function.

     Utilize Strategic Collaborations to Develop and Commercialize Product Candidates. We intend to seek collaborative relationships with pharmaceutical companies to provide support for our research programs, and for the clinical development and commercialization of other drug candidates.

     Expand Intellectual Property Leadership Position. Currently, we own 96 issued patents and have 82 pending patent applications covering our various technologies and drug candidates, including our Tolerance Technology, our lupus and antibody-mediated thrombosis drug candidates, and our platform and linkage technologies for our Toleragens. We hope to broaden our position with future discoveries and additional patent filings.

Products Under Development

The Lupus Program

     Lupus is a life-threatening, antibody-mediated disease in which disease-causing antibodies damage various tissues. According to recent statistics compiled by the Lupus Foundation of America, epidemiological studies and other sources, the number of lupus patients in the United States is estimated to be between 250,000 and 1,000,000, and approximately 16,000 new cases are diagnosed each year. Approximately nine out of 10 lupus patients are women, who usually develop the disease during their childbearing years. Lupus is characterized by a multitude of symptoms, including chronic kidney inflammation, which can lead to kidney failure, serious episodes of cardiac and central-nervous-system inflammation, as well as extreme fatigue, arthritis and rashes. Approximately 80% of all lupus patients progress to serious symptoms. Approximately 50% of lupus patients have kidney disease.

     Antibodies to double-stranded DNA (“dsDNA”) can be detected in approximately 90% of lupus patients who are not receiving immunosuppressive therapy. These antibodies are widely believed to cause kidney disease (nephritis), often resulting in morbidity and mortality in lupus patients. These antibodies are also associated with episodes of potentially life-threatening kidney inflammation — called “renal flares” — that may occur more than once per year and usually require intensive-care hospitalization. Significant kidney destruction occurs during a renal flare. Lupus nephritis can lead to deterioration of kidney function and to end-stage kidney disease, requiring long-term renal dialysis or kidney transplantation to sustain the patient’s life.

     Current treatments for lupus patients with kidney disease and other serious symptoms usually include repeated administration of corticosteroids, often at high levels that can have toxic effects when used as a chronic treatment regimen. Many patients with advanced disease are also treated with immunosuppressive therapy, including anti-cancer drugs that have a general suppressive effect on the immune system and may be carcinogenic. This immunosuppressive treatment leaves the patient vulnerable to serious infection and is a significant cause of sickness and death.

     We have designed LJP 394 to suppress the production of antibodies to dsDNA in lupus patients without suppressing the normal function of the immune system. The design of LJP 394 is based upon scientific evidence of the role of antibodies to dsDNA in lupus. Published studies of lupus patients indicate that a rise in the level of antibodies to dsDNA may be predictive of renal flares in lupus patients with renal involvement, and that suppressing antibodies to dsDNA by treating with corticosteroids prevents relapses in a majority of patients. In a mouse model of lupus nephritis that generates elevated levels of antibodies to dsDNA, administration of LJP 394 reduced the production of antibodies to dsDNA, reduced the number of antibody-forming cells, reduced kidney disease and extended the life of the animals. We believe that our own and other studies provide evidence that inhibiting antibodies to dsDNA may provide an effective therapy for lupus nephritis.

     Certain studies of lupus patients indicate that antibodies to dsDNA with the highest binding affinity are associated with the most damage to the kidneys. We believe that LJP 394 preferentially targets these antibodies.

LJP 394 Clinical Trial History

     Based on our preclinical findings, we filed an Investigational New Drug application for LJP 394 with the FDA in August 1994. In a double blind, placebo-controlled Phase I clinical trial conducted in December 1994, healthy volunteers received LJP 394 and displayed no significant drug-related adverse effects and no immune reaction to the drug. Upon completion of our Phase I trial, we began four Phase II clinical trials. Our Phase II clinical trials included a single-dose trial, a repeat dose-escalating trial and two dose-ranging trials.

     In 1994, the single-dose clinical trial was initiated to evaluate the safety of a single, 100 mg intravenous dose of LJP 394 in four female lupus patients. We monitored antibody levels, blood chemistry, vital signs and complement (inflammation-promoting proteins) levels for 28 days after dosing. LJP 394 was well tolerated by all four patients, with no drug-related adverse clinical symptoms and no clinically significant complement level changes. In addition, no clinically significant immune complex formation (inflammation-promoting accumulation of antibodies and antigens) was observed, indicating the absence of an adverse immune response to LJP 394. A transient reduction in antibodies to dsDNA levels was also observed. These results were presented at the Annual Scientific Meeting of the American College of Rheumatology in October 1995.

     In 1995, a repeat dose-escalating clinical trial was initiated in which two female patients each received doses of 10, 10, 50, 50, 100 and 100 mg of LJP 394 at two-week intervals. After the 10-week dosing regimen was completed, the patients were followed for six weeks. LJP 394 was well tolerated by both patients with no drug-related adverse clinical symptoms, no clinically significant complement changes and no significant immune complex formation. Six weeks after the last dose, the antibodies to dsDNA levels in both patients remained suppressed below baseline levels.

     In 1995, we conducted a first double-blind, placebo-controlled dose-ranging trial, in which 58 lupus patients (53 females and five males) with mild lupus symptoms were treated for a four-month period with LJP 394 or placebo, and then were monitored for two months. Patients were enrolled who were clinically stable and had antibodies to dsDNA levels exceeding those generally found in healthy individuals. The patients were organized into nine treatment groups at three dose levels (1 mg, 10 mg and 50 mg), and three frequencies (once per week, once every two weeks and once every four weeks). Patients were randomized to one of the nine treatment groups so that at each dose and frequency, four to seven patients received LJP 394 and one patient received a placebo.

     Patients in the weekly treatment groups showed a dose-response correlation between increasing doses of LJP 394 and reductions of levels of antibodies to dsDNA. In patients treated weekly with 10 mg or 50 mg doses of LJP 394, antibodies to dsDNA were reduced by statistically significant levels and remained suppressed in certain patients for up to two months after the last dose. In the patient group treated weekly with 50 mg, the reductions in median levels of antibodies to dsDNA were accompanied by increases in median levels of two important inflammation-related complement proteins, C3 and C4, which normally increase with clinical improvement and decrease during active lupus renal disease. These study data suggested that complement levels and antibodies to dsDNA levels were normalizing in parallel in the LJP 394-treated.

     Throughout this first dose-ranging trial, the drug was well tolerated with no clinically significant dose-related adverse reactions observed. Three patients experienced lupus renal flares, and three other patients were hospitalized as a result of transient adverse events that the treating clinicians believed were unrelated to the underlying disease or to LJP 394. Two of the patients with renal flares withdrew from the study, as did four patients who experienced exacerbations of lupus and one patient who experienced a herpes rash. However, no relationship was observed between the development of an adverse event and the dose or frequency of administration of LJP 394.

     In 1999, we completed a second double-blind, placebo-controlled dose-ranging trial, in which 74 lupus patients received weekly injections of 10, 50, or 100 mg of LJP 394 or placebo for a 12-week period. In patients treated weekly with placebo, 10 mg or 50 mg of LJP 394, antibodies to dsDNA increased by 100%, 53% and 10%, respectively, while in patients treated weekly with 100 mg of LJP 394, antibodies to dsDNA decreased by 43%, a statistically significant difference from placebo. Seven LJP 394-treated patients had serious adverse events, but none were considered related to LJP 394 treatment.

     In December 1996, we initiated a double-blind, placebo-controlled multi-center Phase II/III clinical trial of LJP 394 in which patients received LJP 394 or placebo and were in the trial for up to 18 months. The purpose of this trial was to evaluate the safety of the drug and its potential to delay or reduce renal flares, to delay or reduce the need for immunosuppressive or corticosteroids and/or chemotherapy drugs and to improve patients’ health-related quality of life. The trial enrolled more than 200 patients and was conducted by us and Abbott Laboratories (“Abbott”) in more than 50 sites in North America and Europe as part of our joint development agreement with Abbott.

     In May 1999, an interim analysis of the Phase II/III clinical trial of LJP 394 indicated that the trial was unlikely to reach statistical significance for the primary endpoint, time to renal flare, and it was decided to stop the study and evaluate the data. Although both the drug- and placebo-treated groups exhibited serious adverse events, there were no statistically significant differences in the number of events in the two groups, indicating the drug was well tolerated. In September 1999, the joint development agreement for LJP 394 between us and Abbott was terminated.

     In November 1999, we announced encouraging initial results from the analysis of the data from the Phase II/III clinical trial showing a certain group of patients treated with LJP 394 had fewer renal flares and treatment with high-dose corticosteroids and/or cyclophosphamide. These results were based on an analysis of the trial using a new blood test that we developed and that appears to predict which patients will respond to drug treatment. Developed in 1998, the blood test measures the strength of the binding between LJP 394 and a patient’s antibodies. Prior to using the blood test in the Phase II/III trial, we used it retrospectively to evaluate patients samples from the 1995 Phase II dose-ranging trial and found that the blood test predicted which patients would respond to drug treatment as measured by changes in antibody affinity following drug treatment.

     In May 2000, we completed the analysis following the testing of more than 99% of the North American patients’ samples from the Phase II/III clinical trial. The blood test showed that 89% of the patients had high-affinity antibodies to LJP 394 (high-affinity patients). The high-affinity patients treated with LJP 394 experienced significantly longer time to renal flare (p = 0.008), the primary endpoint of the trial, fewer renal flares (p = 0.008), longer time to treatments with high-dose corticosteroids and/or cyclophosphamide (p = 0.002) and fewer exposures to high-dose corticosteroids and/or cyclophosphamide (p = 0.001) when compared to the placebo-treated group.

     Also in the Phase II/III study, mean levels of circulating antibodies to dsDNA in patients treated with LJP 394 were reduced by a statistically significant amount relative to placebo during drug treatment. Levels of an important complement protein, C3, improved when antibodies were reduced. In lupus patients, this inflammation-related protein, C3, decreases during active renal disease and increases with clinical improvement. The concurrent reduction of antibodies to dsDNA and increase in C3 complement levels is biologically consistent. As noted earlier, this effect had been observed in the 1995 Phase II dose-ranging study of LJP 394 in 58 lupus patients.

     The Phase II/III trial design included periods during which patients received no drug for approximately two months (the “off” periods) and weekly doses of 50 mg over three months (the “on” periods). When patients were on drug, mean levels of antibodies to dsDNA decreased. When patients were off drug, mean levels of antibodies to dsDNA increased. During the first four months of the trial, when patients were treated with 100 mg per week, there were nine renal flares in the placebo-treated group and four in the drug-treated group — a 2:1 ratio in favor of drug treatment. Furthermore, in patients with high-affinity antibodies, during the first four months of the trial, there were eight renal flares in the placebo-treated group and only one renal flare in the drug-treated group (p = 0.035) — an 8:1 ratio in favor of drug treatment.

     Results from the Phase II/III lupus study suggested three ways to improve the clinical trial design of a Phase III trial: eliminate “off” periods, use doses of 100 mg of LJP 394 per week and evaluate the drug in the patients with high-affinity antibodies.

     Based on these observations and following discussions with the FDA, we initiated a Phase III clinical trial in September 2000 to demonstrate the safety and efficacy of LJP 394 for lupus. In this trial, the primary endpoint, time to renal flare, will be measured in patients with high-affinity antibodies who are treated with 100 mg per week of LJP 394 or placebo. There are no “off” periods.

     The Phase III clinical trial is a double-blind, placebo-controlled study, which is being conducted at more than 60 major medical centers in North America and Europe. We plan to enroll approximately 300 high-affinity lupus patients to evaluate the potential of LJP 394 to delay and reduce the number of renal flares, and delay and reduce the need for treatment with high-dose corticosteroids and/or chemotherapy drugs. At year-end approximately 200 patients had been enrolled in the study. The trial is expected to be completed in late 2002.

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

     In November 2001, European Commission granted orphan medicinal product designation in the European Union for LJP 394 on the recommendation of the Committee on Orphan Medical Products. Orphan designation in Europe enables us to receive significant fee reductions for scientific advice, marketing authorization and inspections, and provides 10 years of market exclusivity in the European Union.

Additional LJP 394 Clinical Trial Data

     In October 2000, we presented additional data from the Phase II/III trial at the American College of Rheumatology Annual Scientific Meeting concerning the effect of LJP 394 treatment on patients with impaired renal function. In a predefined group of patients with poor renal function, there were more renal flares in the patients treated with placebo than in the patients treated with LJP 394 (p = 0.046). In a group of patients with poor renal function and with high-affinity antibodies to LJP 394, there were six renal flares in 10 patients treated with placebo and zero renal flares in 11 patients treated with drug (p = 0.004).

     In January 2001, we announced that approximately 90% of patients in each of three previous clinical trials from whom sera specimens were available had high-affinity antibodies to LJP 394, prior to drug treatment. The ratios for the trials were: 89% of the 213 patients in the Phase II/III trial, 94% of the 31 patients in the Phase II trial completed in 1996 and 90% of the 60 patients in the Phase II trial completed in 1999. Patients in the Phase II/III trial had moderate to severe disease and a history of renal flares. Patients in the two Phase II trials had mild to moderate disease. Placebo- and drug-treated groups had similar percentages at baseline in each clinical trial. These data suggest that the percentage of high-affinity patients in a larger population of lupus patients may be 90%, but a larger population of patients would need to be evaluated to confirm this result.

     In October 2001, we presented additional data from the Phase II/III trial at the World Congress of Nephrology. Our study revealed that 70% of the patients in our study with biopsies had World Health Organization Classifications III (focal) or IV (diffuse) proliferative glomerulonephritis. We also reported that 83% of patients in our trial who had a renal flare required treatment with high-dose corticosteroids and/or cyclophosphamide and 48% required hospitalization. In patients who entered the trial with impaired renal function and who flared, serum creatinine levels worsened significantly and increased from an average of 1.9 mg/dL at baseline to 5.0 mg/dL at final visit.

     In November 2001, we presented additional data from the Phase II/III trial at the American College of Rheumatology Annual Scientific Meeting indicating that treatment with LJP 394 appeared to be as effective as current immunosuppressive therapy in reducing antibodies to dsDNA. Patients on placebo who were treated with high-dose steroids and/or cyclophosphamide (HDCC) were compared to patients who received LJP 394. Following treatment with HDCC, levels of antibodies to dsDNA in 38 patients receiving placebo were reduced within four weeks by a mean of 25%. In 100 patients treated weekly with 100 mg of LJP 394, but not HDCC, antibodies to dsDNA were reduced within four weeks by a mean of 36%. In patients requiring HDCC, mean levels of antibodies to dsDNA decreased 37% in 22 patients receiving LJP 394 treatment compared with 25% in 38 patients receiving placebo. In patients receiving HDCC, the median dose of corticosteroids was 50 mg per day.

     In January 2002, we presented additional data from the Phase II/III clinical trial at the National Institutes of Health Medical Conference on SLE: Targets for New Therapeutics, indicating that treatment with LJP 394 improved or sustained health-related quality of life in patients with lupus renal disease following 16 weeks of treatment with LJP 394 and following renal flares, when compared to placebo. Health-related quality of life is a measure of a patient’s sense of mental and physical well-being or how he/she feels and was measured by a standard scoring instrument called the SF-36® Health Survey that categorizes results in eight domains. At the beginning of the study, the mean SF-36 scores for all lupus patients were significantly lower in all domains compared with normal individuals in the U.S. of similar age and sex.

     In 190 patients with SF-36 measurements, LJP 394-treated patients reported a positive trend in their composite mental component score of 1.3, compared with a worsening of -0.8 for patients treated with placebo, a difference of 2.1. The largest mean change occurred in the role-emotional score where the drug-treated patient score improved by +7.7 points while the placebo-treated patient score decreased by -8.1. This was a relative difference of 15.8 and is of a magnitude that is generally believed to be clinically meaningful. The role-emotional assessment represents the patients’ perception of limitations they experience in their daily routine attributed to emotional problems.

     In 37 patients with SF-36 measurements before and after a renal flare, LJP 394-treated patients experienced an improved or stable health-related quality of life in all domains except one, while placebo-treated patients reported worsening in all domains. For example, the mean change in role-emotional score for LJP 394-treated patients improved by +2.1 points, compared with placebo-treated patients where it decreased by -20.6 points, a relative difference of 22.7 points. The changes in role-emotional and the mental component summary scores are of a magnitude that is generally believed to be clinically meaningful.

     The Phase III clinical trial, and the development of LJP 394 in general, involve many risks and uncertainties, and there can be no assurance that any previous clinical results can be replicated in further clinical testing or that LJP 394 will be effective in inducing and sustaining antibody suppression; will prove to be clinically safe or effective; will receive required regulatory approvals; or will require further FDA-mandated clinical testing in addition to a Phase III clinical trial. If the continued development of LJP 394 produces negative or inconclusive results, our business and financial condition will be adversely affected and it may be difficult or impossible for us to survive. Our blood test to measure the binding affinity for LJP 394 is experimental, has not been validated by independent laboratories, may require regulatory approval and may be necessary for the approval and the commercialization of LJP 394.

Antibody-Mediated Thrombosis, Including Stroke, Heart Attack, Deep Vein Thrombosis and Recurrent Fetal Loss

     Researchers believe that antibodies called “antiphospholipid” antibodies promote arterial and venous blood clots, which can cause a variety of recurring and potentially life-threatening medical problems. For example, blood clots that lodge in the brain may cause stroke and those that lodge in the legs may cause deep vein thrombosis. There are multiple conditions associated with these antibodies that we collectively refer to as antibody-mediated thrombosis: antibody-mediated stroke, heart attack, deep vein thrombosis, recurrent fetal loss, and complications following cardiovascular surgery. Our program to develop a Toleragen to treat antibody-mediated thrombosis could be helpful in preventing these problems. We estimate that there are up to 2,000,000 patients in the United States and Europe with antibody-mediated thrombosis.

     Stroke is a leading cause of death in the United States. In 2002, there are approximately 4,000,000 stroke patients in the United States and approximately 750,000 new episodes will occur. In 2002, approximately 160,000 people will die from stroke. This debilitating condition results from acute neurological injury caused by the blockage or rupture of blood vessels in the brain. Many of the blockages are caused by thromboses, or blood clots, which many clinicians believe may be caused by a number of factors, including antiphospholipid antibodies. It is estimated that these antibodies cause about 10% of the strokes in the United States (affecting about 200,000 to 400,000 patients). Antibody-mediated stroke is thought to occur in younger individuals and with greater frequency than non-antibody-mediated stroke. The cost of treatment to provide hospitalization and home nursing care for a survivor of a serious stroke is approximately $30,000 per year for life.

     Antibody-mediated thrombosis is also associated with recurrent fetal loss, a syndrome of repeated miscarriage. Published clinical reports estimate that many women with elevated antiphospholipid antibody levels experience multiple miscarriages, delayed fetal development or premature childbirth. Recent academic research suggests that elevated levels of these antibodies are also found in approximately 10 to 30% of patients with other clotting disorders, including myocardial infarction (heart attack), deep vein thrombosis and cardiac valve lesion, as well as in approximately 30% of lupus patients. In myocardial infarction, recent research suggests the relative risk of a thrombotic event or death is twice as high in people with high antiphospholipid antibodies, and this risk is independent of other risk factors. In deep vein thrombosis, research indicates antiphospholipid antibody-positive patients have recurring deep vein thromboses twice as often as antiphospholipid antibody-negative patients.

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

     We believe that a Toleragen to treat antibody-mediated thrombosis would be a major step forward in specifically targeting the cause of this clotting disorder, thereby avoiding the side effects of current therapies.

     Our research supports the finding that specific antibodies in antibody-mediated thrombosis enhance blood-clot formation by interfering with the natural breakdown of a blood component — Factor Va — that accelerates clotting. The true target of these clot-promoting antibodies is not cardiolipin, but a region on a blood protein called beta 2-glycoprotein I. To date, our scientists have shown that approximately 90% of patients studied with antibody-mediated thrombosis have antibodies that bind to this region. The identification of a disease target for antibody-mediated thrombosis has allowed us to begin building new drug candidates that bind to these antibodies with high affinity and are designed to tolerize, or shut down, the B cells that produce them.

     We have synthesized a family of candidate antibody-mediated thrombosis Toleragens for testing. We have also developed a mouse model of the disease, where the animals produce antibodies to beta 2-glycoprotein I and develop a clotting defect similar to that seen in patients with antibody-mediated thrombosis. In this animal model, several candidate molecules have been shown to reduce the production of pathogenic antibodies, a key step in the development of a drug to treat this disorder.

LJP 1082 Clinical Trial History

     In July 2000, we nominated LJP 1082 as our clinical drug candidate for the treatment of antibody-mediated thrombosis. Based on positive preclinical results in mice, rats and primates, we chose this candidate for planned toxicology studies required for the filing of an Investigational New Drug application. In September 2000, we presented positive preclinical results at the 9th International Symposium on Antiphospholipid Antibodies in Tours, France that showed LJP 1082 reduced disease-causing antibodies and the B cells involved in antibody-mediated thrombosis in an animal model of the disease.

     In September 2001, we announced that we had filed an Investigational New Drug application with the FDA to begin a Phase I/II clinical trial of LJP 1082. In November 2001, we announced the initiation of the Phase I/II clinical trial. The objective of the study is to evaluate the safety of LJP 1082 and its ability to reduce disease-causing antibody levels in patients with antibody-mediated thrombosis. The trial is a double-blind, placebo-controlled study evaluating multiple doses in a small group of patients.

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

     Hyper acute rejection, or the immediate destruction of the transplanted animal organ by the recipient’s antibodies, is a major barrier to xenotransplantation. Human antibodies recognize and bind to an epitope called alpha galactose found on the tissues of transplanted animal organs. This binding causes massive blood clots that block the blood supply to the transplanted organ, destroying it within minutes.

     Myasthenia gravis is a form of muscular paralysis in which neuromuscular receptors are attacked by antibodies, which can lead to a wasting of muscles, progressive loss of strength and life-threatening respiratory arrest. This disease affects an estimated 20,000 people in the United States.

     Rh hemolytic disease of the newborn is a life-threatening fetal condition characterized by the hemolysis, or destruction, of fetal red blood cells. This condition occurs in Rh-incompatible pregnancies in which maternal antibodies to Rh cross the placenta, bind to fetal red blood cells and cause their destruction. Each year approximately 500,000 women in the United States have Rh-incompatible pregnancies. We believe that a Toleragen that binds to the appropriate maternal B cells will suppress Rh antibody production, and that once the level of antibodies to Rh(+) red blood cells is reduced, the risk of life-threatening hemolysis will be reduced.

Collaborative Arrangements

     As part of our business strategy, we attempt to pursue collaborations with pharmaceutical companies in an effort to access their research, drug development, manufacturing, marketing and financial resources. In December 1996, we entered into a collaborative relationship with Abbott for the worldwide development and commercialization of LJP 394. This agreement was terminated in September 1999 following the initial analysis of the Phase II/III lupus trial, and all rights to LJP 394 were returned to us.

     Concurrent with the formation of the collaborative relationship, Abbott made an initial $4.0 million license payment to us and purchased a total of 3,369,604 shares of our common stock in December 1996, September 1997 and October 1998, for gross proceeds of $4.0 million on each purchase date. Under the collaborative agreement, Abbott paid us a total of approximately $23.2 million for the research and development costs we incurred for the development of LJP 394 from 1997 through 1999.

     We intend to pursue collaborative arrangements with other pharmaceutical companies to assist in our research programs and the clinical development and commercialization of our drug candidates. There can be no assurance that we will be able to negotiate arrangements with any collaborative partner on acceptable terms, if at all. Once a collaborative relationship is established, there can be no assurance that the collaborative partner will continue funding any particular program or will not pursue alternative technologies or develop alternative drug candidates, either individually or in collaboration with others, including our competitors, as a means for developing treatments for the diseases we have targeted. Furthermore, competing products, either developed by a collaborative partner or to which a collaborative partner has rights, may result in the withdrawal of support by the collaborative partner with respect to all or a portion of our technology.

     Failure to establish or maintain collaborative arrangements will require us to fund our own research and development activities, resulting in accelerated expenditure of capital, and will require us to develop our own marketing capabilities for any drug candidate that may receive regulatory approval. The failure of any collaborative partner to continue funding any particular program of ours, or to commercialize successfully any product, could delay or halt the development or commercialization of any products involved in such program. As a result, failure to establish or maintain collaborative arrangements could hurt our business, financial condition and results of operations.

Manufacturing

     We have constructed and are currently operating a pilot production facility for the manufacture of LJP 394 that is large enough to exceed anticipated research and clinical trial needs for LJP 394. Through internal development programs and external collaborations, we have made several improvements to the manufacturing process for LJP 394 that have reduced our costs and increased our manufacturing capacity. We have developed proprietary synthesis and conjugation technologies that are being used in the development of our other Toleragen candidates. We intend to further develop these technologies in order to increase our manufacturing efficiencies and apply our expertise to the development and manufacture of other potential products. There are currently a limited number of suppliers who produce raw materials or the DNA components for LJP 394.

     While we believe that our current production facility will provide sufficient capacity for launch, as planned, additional capacity will be required to meet additional potential demand in the marketplace at sometime in the future. Following launch, we plan to increase capacity through contract manufacturing and additional capital investments in the expansion of our facilities. The manufacture of our potential products for clinical trials and the manufacture of any resulting products for commercial purposes are subject to current Good Manufacturing Practices, as defined by the FDA. We have never operated an FDA-approved manufacturing facility, and there can be no assurance that we will obtain the necessary approvals. We have limited manufacturing experience, and no assurance can be given that we will be able to make the transition to commercial production successfully. We may enter into arrangements with contract manufacturers to expand our own production capacity in order to meet requirements for our products or to attempt to improve our manufacturing efficiency. If we choose to contract for manufacturing services and encounter delays or difficulties in establishing relationships with manufacturers to produce, package and distribute finished products, clinical trials, market introduction and subsequent sales of such products would be adversely affected. Contract manufacturers must also operate in compliance with the FDA’s manufacturing requirements. Our potential dependence upon others for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver such products on a timely and competitive basis.

Marketing and Sales

     In order to commercialize any drug candidate approved by the FDA, we must either develop our own marketing and sales force or enter into marketing arrangements with others. These arrangements may be exclusive or nonexclusive and may provide for marketing rights worldwide or in a specific market. We currently have no arrangements with others for the marketing of any of our drug candidates. There can be no assurance that we will be able to enter into any marketing agreements on favorable terms, if at all, or that any such agreements that we may enter into will result in payments to us. Under any co-promotion or other marketing and sales arrangements that we may enter into with other companies, any revenues that we may receive will be dependent on the efforts of others and there can be no assurance that such efforts will be successful. To the extent that we choose to attempt to develop our own marketing and sales capability, we will compete with other companies that currently have experienced and well-funded marketing and sales operations. Furthermore, there can be no assurance that we or any collaborative partner will be able to establish sales and distribution capabilities without undue delays or expenditures, or gain market acceptance for any of our drug candidates.

Patents and Proprietary Technologies

     We file patent applications in the United States and in foreign countries for the protection of our proprietary technologies and drug candidates as we deem appropriate. We currently own 96 issued patents and have 82 pending patent applications covering various technologies and drug candidates, including our Tolerance Technology, our lupus and antibody-mediated stroke drug candidates, and our linkage technologies for our Toleragens. Our issued patents include:

(1)	four issued United States patents, one issued Australian patent, one granted Portuguese patent, one granted Norwegian patent, one granted European patent, which has been unbundled as 13 European national patents, two granted Canadian patents, one granted Finnish patent and one granted Irish patent concerning our lupus Toleragens (expiring in 2010, 2011, 2013, 2014, 2007, 2013, 2011, 2011, 2011, 2011, 2011 and 2011, respectively);

(2)	three issued United States patents, two issued Australian patents, one granted European patent, which has been unbundled as 15 European national patents, one granted Japanese patent, one granted Canadian patent, one granted South Korean patent and one granted Irish patent concerning our Tolerance Technology (expiring in 2011, 2011, 2014, 2008, 2014, 2012, 2012, 2012, 2012 and 2012, respectively);

(3)	four issued United States patents, four issued Australian patents, one granted European patent, which has been unbundled as 15 European national patents, two issued Japanese patents, one granted Hong Kong patent, and one granted Portuguese patent concerning linkage technologies for our Toleragens (expiring in 2012, 2015, 2015, 2016, 2014, 2012, 2012, 2017, 2012, 2012, 2012, 2012 and 2014, respectively); and

(4)	two issued United States patents and one issued Australian patent concerning our antibody-mediated stroke drug candidates (expiring in 2016, 2015 and 2016, respectively).

     We have received a Notice of Allowance from the United States Patent and Trademark Office for a patent application for our linkage technology.

Competition

     The biotechnology and pharmaceutical industries are subject to rapid technological change. Competition from domestic and foreign biotechnology companies, large pharmaceutical companies and other institutions is intense and expected to increase. A number of companies are pursuing the development of pharmaceuticals in our targeted areas. These include companies that are conducting clinical trials and preclinical studies for the treatment of lupus, thrombosis and other antibody-mediated diseases.

     In addition, there are many academic institutions, both public and private, engaged in activities relating to the research and development of therapeutics for autoimmune, inflammatory and other diseases. Most of these companies and institutions have substantially greater facilities, resources, research and development capabilities, regulatory compliance expertise, and manufacturing and marketing capabilities than we do. In addition, other technologies may in the future be the basis of competitive products. There can be no assurance that our competitors will not develop or obtain regulatory approval for products more rapidly than we can, or develop and market technologies and products that are more effective than those being developed by us or that would render our technology and proposed products obsolete or noncompetitive.

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

Government Regulation

     Our research and development activities and the future manufacturing and marketing of any products we develop are subject to significant regulation by numerous government authorities in the United States and other countries. In the United States, the Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of any products we may develop. In addition to FDA regulations, we are subject to other federal, state and local regulations, such as the Occupational Safety and Health Act and the Environmental Protection Act, as well as regulations governing the handling, use and disposal of radioactive and other hazardous materials used in our research activities. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. In addition, this regulatory framework is subject to changes that may affect approval, delay an application or require additional expenditures.

     The steps required before a pharmaceutical compound may be marketed in the United States include (1) preclinical laboratory and animal testing; (2) submission to the FDA of an Investigational New Drug application, which must become effective before clinical trials may commence; (3) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug; (4) submission to the FDA of a New Drug application; and (5) FDA approval of the New Drug application prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug-manufacturing establishment must be registered with, and approved by, the FDA. Drug product manufacturing establishments located in California also must be licensed by the State of California in compliance with separate regulatory requirements.

     Preclinical testing includes laboratory evaluation of product chemistry and animal studies to assess the safety and efficacy of the product and its formulation. The results of preclinical testing are submitted to the FDA as part of an Investigational New Drug application and, unless the FDA objects, the Investigational New Drug application becomes effective 30 days following its receipt by the FDA.

     Clinical trials involve administration of the drug to healthy volunteers or to patients diagnosed with the condition for which the drug is being tested under the supervision of a qualified clinical investigator. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the Investigational New Drug application. Each clinical trial is conducted under the auspices of an independent Institutional Review Board. The board considers, among other matters, ethical factors, the safety of human subjects and the possible liability of the institution.

     Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the phase in which the drug is initially introduced into healthy human subjects, the drug is tested for adverse effects, dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II trials involve the testing of a limited patient population in order (1) to characterize the actions of the drug in targeted indications, (2) to determine drug tolerance and optimal dosage and (3) to identify possible adverse side effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase II clinical trials, Phase III clinical trials are undertaken to further evaluate and confirm clinical efficacy and safety within an expanded patient population at multiple clinical trial sites. The FDA reviews the clinical plans and monitors the results of the trials and may discontinue the trials at any time if significant safety issues arise.

     The results of preclinical testing and clinical trials are submitted to the FDA in the form of a New Drug application or Product License application for marketing approval. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials.

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

     Among the conditions for FDA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to the FDA’s current Good Manufacturing Practices requirements. Domestic manufacturing facilities are subject to biannual FDA inspections and foreign manufacturing facilities are subject to periodic inspections by the FDA or foreign regulatory authorities.

     We are also subject to numerous and varying foreign regulatory requirements governing the design and conduct of clinical trials and marketing approval for pharmaceutical products to be marketed outside of the United States. The approval process varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval, and approval by the FDA does not ensure approval by the health authorities of any other country.

Employees

     We currently have 118 full-time employees (including 17 people who have earned Ph.D.s and one person who is an M.D.), 51 of whom are involved full-time in research, development and manufacturing activities. All of our management has had prior experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been successful in attracting skilled and experienced personnel, but competition for such personnel is intense and there can be no assurance that we will be able to attract and retain the individuals needed. None of our employees is covered by collective bargaining agreements and management considers relations with our employees to be good.

Executive Officers of the Registrant

     Our executive officers and key employees and their ages are set forth below.

Name	Age	Title

Steven B. Engle	47	Chairman of the Board and Chief Executive Officer
Matthew D. Linnik, Ph.D.	42	Executive Vice President of Research and Assistant Secretary
William J. Welch	40	Vice President of Marketing
Paul Jenn, Ph.D.	51	Vice President of Product Development
Bruce Bennett	50	Vice President of Manufacturing
Theodora Reilly	52	Vice President of Human Resources
Andrew Wiseman, Ph.D.	53	Senior Director of Business Development and Investor Relations
Gail A. Sloan, CPA	39	Controller and Secretary

     Steven B. Engle, Chairman of the Board and Chief Executive Officer, joined the Company in 1993 as Executive Vice President and Chief Operating Officer. He assumed the offices of President, Director and Secretary in 1994, became Chief Executive Officer in 1995, and Chairman of the Board in 1997. From 1991 to 1993, Mr. Engle served as Vice President of Marketing and in other senior management positions while at Cygnus Inc., a publicly held company that develops drug-delivery systems for therapeutic drugs. From 1987 to 1991, he was Chief Executive Officer of Quantum Management Company, a privately held management consulting firm serving the pharmaceutical industry. From 1984 to 1987, he was Vice President of Marketing and Divisional General Manager for Micro Power Systems, Inc., a privately held company that manufactures high technology products, including medical devices, which was acquired by Exar Corporation. From 1979 to 1984, he was a management consultant at Strategic Decisions Group and SRI International where he advised pharmaceutical, high technology and other companies. Mr. Engle was the former Chairman of BIOCOM, a regional trade association for the biotechnology and medical devices industries, is a member of the Board of the Lupus Foundation of America, and is a Director of eGetgoing, a privately held company. Mr. Engle holds an M.S.E.E. and a B.S.E.E. with a focus in biomedical engineering from the University of Texas.

     Matthew D. Linnik, Ph.D., Executive Vice President of Research, joined the Company in 1998 as Director of Research and Development, was promoted to Vice President of Research in 1999 and then to Executive Vice President of Research in 2000. Prior to joining the Company, from 1989 to 1998, Dr. Linnik served as Senior Pharmacologist, Scientist, Research Scientist and Project Leader for Hoechst Marion Roussel, formerly Marion Merrell Dow and Marion Laboratories, a pharmaceutical company. From 1996 to 1998, he also served as Adjunct Associate Professor of Neurosurgery at the University of Cincinnati School of Medicine. From 1986 to 1988, he served as Postdoctoral Fellow, then Instructor, in the Departments of Neurology and Neurosurgery at Massachusetts General Hospital and Harvard Medical School. Dr. Linnik

holds a B.A. in Physiology from Southern Illinois University and a Ph.D. in Physiology and Pharmacology from Southern Illinois University School of Medicine.

     William J. Welch, Vice President of Marketing, rejoined the Company in May 2001. Prior to rejoining the Company, Mr. Welch was Vice President of Global Marketing for Dade Behring, a global diagnostic company. Mr. Welch previously worked for La Jolla Pharmaceutical from 1998 until 1999 as Vice President of Business Development. From 1993 until 1998, Mr. Welch worked for Abbott Laboratories, a pharmaceutical company, as General Manager of Abbott Ambulatory Infusion Systems, Senior Marketing Manager of Abbott Renal Care and as Manager of Strategic Planning, Corporate Planning and Development. From 1991 to 1993, Mr. Welch was Director of Business Development for In-Process Technology, a privately held company that manufactured processing systems for the pharmaceutical industry. Mr. Welch holds a B.S. in Chemical Engineering from the University of California, Berkeley and an M.B.A. from Harvard University.

     Paul Jenn, Ph.D., Vice President of Product Development, joined the Company in 1994 as Associate Director of Production & Process Development. Dr. Jenn was promoted to Director of Operations in 1999, Senior Director of Operations in 2000, Vice President of Operations in 2001 and Vice President of Product Development in 2002. Prior to joining the Company, from 1992 to 1994, Dr. Jenn was Director of Peptide Manufacturing at Telios Pharmaceuticals, Inc., a pharmaceutical company, and held several other positions. From 1988 to 1992, he served as Senior Research Associate at Mallinckrodt Specialty Chemicals, a specialty chemical company. From 1984 to 1988, Dr. Jenn served as a Research Scientist at International Minerals and Chemical Corp., a chemical company. From 1982 to 1984, he performed his Post-doctoral research at the Lawrence Berkeley Laboratory at the University of California at Berkley. Dr. Jenn holds a B.S. in Chemistry from Fu-Jen Catholic University, Taipei, Taiwan and a Ph.D. in Chemistry from New York State University at Buffalo.

     Bruce K. Bennett, Jr., Vice President of Manufacturing, joined the Company in January 2002. Prior to joining the Company, from 2000 to 2001, Mr. Bennett was Vice President of Operations at Provasis Therapeutics, Inc., a medical device company. From 1997 to 2000, he served as Vice President of Operations, Regulatory Affairs/Quality Assurance and Commercial Development at VIA Medical Corporation, a medical device company. From 1995 to 1996, he was Vice President of Manufacturing at Mulay Plastic, Inc., an injection molding company. From 1992 to 1995, Mr. Bennett served as Vice President of Operations at Cygnus Therapeutic Systems, Inc., a publicly held company that develops drug-delivery systems for therapeutic drugs. From 1989 to 1992, he was Vice President of Manufacturing at Progress Lighting, a manufacturer of decorative lighting fixtures. From 1987 to 1989, he was Vice President of Manufacturing at Sulzer Intermedics, Inc., a medical device company. From 1986 to 1987, Mr. Bennett served as Director of Manufacturing at Kendall Respiratory Care, a medical device company. From 1979 to 1986, he was Operations Director at Kendall McGaw Laboratories, and held several other positions. Mr. Bennett holds a B.S. in Industrial Technology from the California State University, Long Beach and an M.B.A. from Pepperdine University.

     Theodora Reilly, Vice President of Human Resources, joined the Company in 1998 as Director of Human Resources and was promoted to Vice President of Human Resources in 2001. Prior to joining the Company, from 1997 to 1998, Ms. Reilly was Director of Human Resources at ThermoLase Corporation, a public subsidiary of Thermo Electron Corporation, which developed laser-based systems for laser-based skin resurfacing. From 1994 to 1997, Ms. Reilly served as Director of Human Resources at Solectek Corporation, a privately held high tech manufacturer of wireless interconnectivity products. Ms. Reilly received a B.S. in Psychology from the Christian Bible College and Seminary, Independence, Missouri.

     Andrew Wiseman, Ph.D., Senior Director of Business Development, joined the Company in May 1989 as Director of Business Development and was one of the Company’s original founders. Dr. Wiseman has also served as head of investor relations since 1994. From 1983 to 1989, Dr. Wiseman held several positions with Quidel Corporation, a manufacturer of diagnostic tests, including Manager of Business Development, Project Manager in Diagnostic Research and Development, and Senior Research Scientist. Dr. Wiseman was an Assistant Professor at the Medical Biology Institute and an Assistant Member at the Scripps Clinic and Research Foundation. He received a B.S. in Zoology and a Ph.D. in Genetics from Duke University.

     Gail A. Sloan, Controller and Secretary, joined the Company in 1996 as Assistant Controller and was promoted to Controller in 1997. Prior to joining the Company, from 1993 to 1996, Ms. Sloan served as Assistant Controller at Affymax Research Institute, a drug-discovery research company and a part of the Glaxo Wellcome Group. From 1985 to 1993, she progressed to the position of Audit Manager with Ernst & Young, LLP. Ms. Sloan holds a B.S. in Business Administration from California Polytechnic State University at San Luis Obispo and is a Certified Public Accountant.

RISK FACTORS

     In this section, all references to “we,” “our,” and “us” refer to La Jolla Pharmaceutical Company, a Delaware corporation.

I.	Risk Factors Relating To La Jolla Pharmaceutical and The Industry in Which We Operate.

Our drug candidates may not perform well in clinical trials and we may not be permitted to conduct further clinical trials. Without successful clinical trials, we will not be able to market or sell any products.

     If LJP 394 or LJP 1082 are ultimately not found to be safe and effective, we would be unable to obtain regulatory approval for their commercialization. Because LJP 394 is our only drug candidate that has advanced to Phase III clinical trials, and because there is no guarantee that we would be able to develop an alternate drug candidate, our inability to commercialize LJP 394 would have a severe negative effect on our business.

     In order to sell our products that are under development, we must first receive regulatory approval. To obtain regulatory approval, we must conduct clinical studies demonstrating that our products are safe and effective. Although LJP 394 and LJP 1082 appear promising, they may not be successful in future clinical trials and results from previous trials and studies may not be observed in current or future trials and studies. Our Phase II/III clinical study of LJP 394, in collaboration with Abbott, terminated before it was completed. The ongoing Phase III clinical study of LJP 394 and the ongoing Phase I/II clinical study of LJP 1082 may also be delayed or halted for various reasons, including:

•	the products are not effective,

•	patients experience severe side effects during treatment,

•	patients do not enroll in the study at the rate we expect, or

•	supplies of either product are not sufficient to treat the patients in the studies.

     In addition, the FDA and foreign regulatory authorities have substantial discretion in the approval process. The FDA and foreign regulatory authorities may not agree that we have demonstrated that LJP 394 or LJP 1082 is safe and effective after we complete clinical trials. Even if the results of either prior clinical trials are positive, the FDA and foreign regulatory authorities may require us to design and conduct additional studies, which may result in significant expense and delay. The FDA and foreign regulatory authorities may require new clinical trials because of inconclusive results from earlier clinical trials, a possible failure to conduct prior clinical trials in complete adherence to FDA good clinical practice standards and similar standards of foreign regulatory authorities, and identification of new clinical trial endpoints.

Our blood test to measure the binding affinity for LJP 394 is experimental and has not been validated by independent laboratories. It may require regulatory approval and may be necessary for the approval and commercialization of LJP 394.

     In 1998, we developed a blood test that we believe can identify the lupus patients who are most likely to respond to LJP 394. The blood test measures the strength of the binding between LJP 394 and a patient’s antibodies. We are developing an improved version of the assay for general use and will use this affinity assay to identify the patients to be included in the efficacy analysis of the Phase III trial.

     The following factors can have a significant effect on the commercialization of LJP 394:

•	we do not know if affinity results from previous trials will be observed in the current Phase III trial or in the broader lupus patient population,

•	the affinity assay has not been reviewed by any regulatory authorities,

•	we do not know if regulatory approval of the assay will be required,

•	the assay has not been tested at full scale, and

•	the testing laboratory conducting the assay may require additional regulatory approval.

     The realization of any of the risk factors described in these “Risk Factors” could have a negative effect on the commercialization of LJP 394.

Results from our clinical trials may not be sufficient to obtain clearance to market LJP 394 in the United States or Europe on a timely basis, or at all.

     Our drug candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays. The FDA may refuse to approve an application for approval of a drug candidate if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy. Moreover, if the FDA grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution. Foreign regulatory authorities may apply similar limitations or may refuse to grant any approval.

     Although LJP 394 appears promising, it may not be successful in future clinical trials. It is possible that the FDA or foreign regulatory authorities may not ultimately approve LJP 394 for commercial sale in any jurisdiction even if clinical results are positive. If LJP 394 does not meet applicable regulatory requirements for approval, we may not have the financial resources to continue research and development of LJP 394, LJP 1082 or any other potential drug candidates and we may not be able to generate revenues from the commercial sale of any of our developed candidates.

Our products are in various stages of development and the technology underlying our products is uncertain and unproven. If our products cannot be successfully developed, we will never be able to generate meaningful sales.

     All of our product development efforts are based on unproven technologies and therapeutic approaches that have not been widely tested or used. LJP 394 and LJP 1082 have not been proven to be effective in humans, and the technology on which they are based has been used only in our preclinical tests and clinical trials. If our products or technology are not effective, we will not generate meaningful sales. Application of our technology to antibody-mediated diseases other than lupus and antibody-mediated stroke is in earlier research stages.

     LJP 394, LJP 1082 and our other potential drug candidates require significant additional research and development and are subject to significant risks. Potential products that appear to be promising at early stages of development may nevertheless fail to reach market or become profitable for any of the following reasons:

•	products may be ineffective or cause harmful side effects during preclinical testing or clinical trials,

•	products may fail to receive necessary regulatory approvals,

•	products may be difficult to manufacture,

•	products may be uneconomical to produce, particularly if high dosages are required,

•	products may fail to achieve market acceptance,

•	physicians may think that the products are not effective,

•	products may be precluded from commercialization because of proprietary rights of third parties, and

•	competitors may develop superior products.

     The technology underlying LJP 394 appears effective in humans. However, no products have been commercialized to date that use our technology. There is no guarantee that LJP 394 or LJP 1082 will work as intended. Furthermore, clinical trials of LJP 394 and LJP 1082 may be viewed as a test of our entire approach to developing therapies for antibody-mediated diseases. If the data from our clinical trials indicate that LJP 394 or LJP 1082 is ineffective, the applicability of our technology to other antibody-mediated diseases will be highly uncertain. Therefore, there is significant risk that our therapeutic approaches will not prove to be successful, and there can be no guarantee that our drug discovery technologies will result in any commercially successful products.

Our success in developing our products and marketing them successfully depends significantly upon our ability to obtain patent protection for LJP 394, LJP 1082 and any other developed products. In addition, we will need to successfully preserve our trade secrets and operate without infringing on the rights of others.

     We will depend upon patents and other unpatented intellectual property to prevent others from profiting from products or technologies that we may have developed. We currently own 96 issued patents and have 82 pending patent applications covering various technologies and drug candidates including LJP 394 and LJP 1082. However, there can be no assurance that any additional patents will be issued, that the scope of any patent protection will be sufficient, or that any current or future issued patent will be held valid if subsequently challenged. There is a substantial backlog of biotechnology patent applications at the United States Patent and Trademark Office that may delay the review and issuance of any patents. The patent position of biotechnology firms like ours generally is highly uncertain and involves complex legal and factual questions, and no consistent policy has emerged regarding the breadth of claims covered in biotechnology patents or protection afforded by these patents. Currently, we have a number of patent applications pending in the United States relating to our technology, as well as foreign counterparts to some of our United States patent applications. We intend to continue to file applications as believed appropriate for patents covering both our products and processes. There can be no assurance that patents will be issued from any of these applications, or that the scope of any issued patents will protect our technology.

     We are aware of one United States patent grant that contains claims covering subject matter that may conflict with some of our key patents and patent applications, and that may affect our ability to develop and sell our products. Any conflict between our patents and patent applications, and patents or patent applications of third parties, could result in a significant reduction of the coverage of our existing patents or any future patents that may be issued. This could have a negative effect on our ability to prevent competitors from profiting from our products and technologies, and this could affect our future sales. In addition, we may have to incur significant expenses in defending or enforcing our patents.

     If the United States Patent and Trademark Office or any foreign counterpart issues or has issued to a competitor patents containing competitive or conflicting claims, and if these claims are valid, there can be no guarantee that we would be able to obtain licenses to these patents, that any licensing fees would be reasonable, or that we would be able to develop or obtain alternative technology. We do not necessarily know if others, including competitors, have filed patent applications for technology covered by our pending applications, nor can we be certain that we were the first to invent or to file patent applications for our technologies. Competitors may have patents or patent applications pending that relate to compounds or processes that overlap or compete with our intellectual property.

     We also rely on unpatented intellectual property such as trade secrets and improvements, know-how, and continuing technological innovation. While we seek to protect these rights, it is possible that:

•	inventions relevant to our business will be developed by a person not bound by a La Jolla Pharmaceutical invention assignment agreement,

•	binding confidentiality agreements will be breached and we will not have adequate remedies for such a breach, or

•	our trade secrets will otherwise become known or be independently discovered by competitors.

     We could incur substantial costs in defending suits brought against us by others for infringement of intellectual property rights or in prosecuting suits that we might bring against others to protect our intellectual property rights.

We have a history of losses and may not become profitable.

     We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of approximately $110.2 million as of December 31, 2001. Our losses are likely to exceed those experienced in prior years due to costs for clinical trials and the termination of our collaborative relationship with Abbott in 1999, unless we are successful in establishing additional collaborative relationships to help finance our research and development costs. To achieve profitability we must, among other matters, complete the development of our products, obtain all necessary regulatory approvals and establish commercial manufacturing and marketing capabilities. We expect to incur significant losses each year for at least the next several years as our clinical trial, research, development and manufacturing activities increase. The amount of losses and the time required by us to reach sustained profitability are highly uncertain, and we do not expect to generate revenues from the sale of products, if any, for at least several years. We may never achieve product revenues or profitability.

We will need additional funds to support operations and may need to reduce operations, sell stock or assets, or merge with another entity to continue operations.

     Our operations to date have consumed substantial capital resources, and we will continue to expend substantial and increasing amounts of capital for research, product development, preclinical testing and clinical trials of drug candidates, to establish commercial-scale manufacturing capabilities, and to market potential products. We will need to raise additional funds. If we are not able to do so, we will not be able to fund our operations.

     Our future capital requirements will depend on many factors, including:

•	continued scientific progress in our research and development programs,

•	the size and complexity of our research and development programs,

•	the scope and results of preclinical testing and clinical trials,

•	the time and costs involved in applying for regulatory approvals,

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims,

•	competing technological and market developments,

•	our ability to establish and maintain collaborative research and development arrangements, and

•	the cost of manufacturing scale-up and product commercialization.

     We expect to incur substantial and increasing losses each year for at least the next several years as our clinical trial, research, development and manufacturing activities increase. We expect our existing capital resources, including the capital raised through the sale of 7,000,000 shares of our common stock in January 2002, will be sufficient to fund our activities, as currently planned and assuming that we do not engage a collaborative partner, into the fourth quarter of 2003. However, the amounts expended by us for various purposes such as building product inventory may vary significantly, and it is possible that our cash requirements will exceed current projections and that we will therefore need additional financing sooner than currently expected. In the future, it is possible that we will not have adequate resources to support our business activities.

     We actively seek additional funding, including through collaborative arrangements and public and private financings. Our choice of financing alternatives may vary from time to time depending upon various factors, including the market price of our securities, conditions in the financial markets and the interest of other entities in strategic transactions with us. There can be no guarantee that additional financing will be available on acceptable terms, if at all, whether through collaborative arrangement, issuance of securities, or otherwise. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our research and development programs or obtain funds through arrangements with collaborative partners or others that require us to relinquish rights to certain technologies or potential products. This could have a negative impact on our ability to develop products, or to achieve profitability if our products are brought to market. If we obtain additional funding through sales of securities, your investment in us will be diluted.

We may not earn as much income as we hope due to possible changes in health care reimbursement policies.

     The continuing efforts of government and health care insurance companies to reduce the costs of health care may reduce the amount of income we can generate from our products. For example, in certain foreign markets, pricing and profitability of prescription drugs are subject to government control. In the United States, we expect that there will continue to be a number of federal and state proposals to implement similar government controls. In addition, increasing emphasis on managed care in the United States will continue to put pressure on drug manufacturers to keep prices down. Cost control initiatives could reduce the revenue that we receive for any products we may develop and sell in the future. These cost control measures may also affect the profitability of companies with which we may transact business, such as manufacturers of our products, and thus may have a negative effect on our ability to continue to work with these companies.

Because a number of companies compete with us, many of which have greater resources than we do, and because we face rapid changes in technology in our industry, we cannot be certain that our products will be accepted in the marketplace or capture market share.

     Competition from domestic and foreign biotechnology companies, large pharmaceutical companies and other institutions is intense and is expected to increase. A number of companies and institutions are pursuing the development of pharmaceuticals in our targeted areas, many of which are very large, and have financial, technical, sales and distribution and other resources substantially greater than ours. The greater resources of these competitors could enable them to develop competing products more quickly than we are able to, and to market any competing product more quickly or effectively so as to make it extremely difficult for us to develop a share of the market for these products. These competitors also include companies that are conducting clinical trials and preclinical studies for the treatment of lupus and thrombosis. Our competitors may develop or obtain regulatory approval for products more rapidly than we do. Also, the biotechnology and pharmaceutical industries are subject to rapid changes in technology. Our competitors may also develop and market technologies and products that are more effective than those being developed by us, or that would render our technology and proposed products obsolete or noncompetitive.

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

     Once a collaborative arrangement is established, the collaborative partner may discontinue funding any particular program or may, either alone or with others, pursue alternative technologies or develop alternative drug candidates for the diseases we are targeting. Competing products, developed by a collaborative partner or to which a collaborative partner has rights, may result in the collaborative partner withdrawing support as to all or a portion of our technology.

     Without collaborative arrangements, we must fund our own research and development activities, accelerating the expenditure of our capital and requiring us to develop our own marketing capabilities. Therefore, if we are unable to establish and maintain collaborative arrangements, we could experience a material adverse effect on our ability to develop products and, once developed, to market them successfully.

Our limited manufacturing capabilities could result in shortages of products for testing and future sale, and our revenues and profit margin could be negatively affected.

     While we are producing limited quantities of LJP 394 and LJP 1082 for clinical trials, our current facilities must be approved by the FDA for commercial production of our potential products. Although we believe our current production facility will provide sufficient capacity for launch as planned, additional capacity for further growth will require additional funds. The manufacture of our potential products for clinical trials and the manufacture of any resulting products for commercial purposes are subject to FDA standards. Substantial capital investment in the expansion and build-out of our manufacturing facilities will be required to enable us to manufacture our products in commercial quantities. While we have initiated the process of obtaining FDA approval for our facilities, we have never operated an FDA-approved manufacturing facility and we may not obtain necessary approvals. We have limited manufacturing experience, and we may be unable to successfully transition to commercial production. We may enter into arrangements with contract manufacturing companies to expand our own production capacity in order to meet requirements for our products, or to attempt to improve manufacturing efficiency. If we choose to contract for manufacturing services and encounter delays or difficulties in establishing relationships with manufacturers to produce, package and distribute our finished products, the clinical trials, the introduction of our products into the market and the subsequent sales of these products would be negatively affected by the lack of available products, and our profit margins and our ability to develop and deliver products on a timely and competitive basis may be negatively affected.

We lack experience in marketing products for commercial sale and thus may have difficulty gaining acceptance for our products.

     In order to commercialize any drug candidate approved by the FDA, we must either develop our own marketing and sales force or enter into marketing arrangements with others. If we cannot do either of these successfully, we will have difficulty generating sales for our products. We currently have no marketing arrangements with others, and there can be no guarantee that we will be able to enter into any marketing agreements on favorable terms, or that any such agreements will result in payments to us. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenues that we may receive will be dependent on the efforts of others. There can be no guarantee that these efforts will be successful. If we attempt to develop our own marketing and sales capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. Furthermore, if we attempt to establish sales and distribution capabilities, we may experience delays and expenditures and experience difficulty in gaining market acceptance for our drug candidates.

The use of LJP 394, LJP 1082 and other potential products in clinical trials, as well as the sale of any approved products, may expose us to lawsuits resulting from the use of these products.

     The use and possible sale of LJP 394, LJP 1082 and other potential products may expose us to legal liability and generate negative publicity if we are subject to claims that people were harmed by our products. These claims might be made directly by consumers, pharmaceutical companies, or others. We currently maintain $10.0 million of product liability insurance for claims arising from the use of our products in clinical trials. However, coverage is becoming increasingly expensive, and there can be no guarantee that we will be able to maintain insurance or that insurance can be acquired at a reasonable cost or in sufficient amounts to protect us against possible losses. Furthermore, it is possible that our financial resources would be insufficient to satisfy potential product liability claims. A successful product liability claim or series of claims brought against us could negatively impact our business and financial condition.

Our research and development and operations depend in part upon certain key employees and consultants. Losing these employees or consultants would have a negative effect on our product development and operations.

     We are highly dependent upon the principal members of our scientific and management staff, the loss of whose services would delay the achievement of our research and development objectives. This is because our key personnel, including Mr. Steven Engle, Dr. Matthew Linnik, Dr. Paul Jenn and Dr. Andrew Wiseman, have been involved in the development of LJP 394, LJP 1082 and other drug candidates for several years and have unique knowledge of our drug candidates and of the technology on which they are based. Our anticipated growth and expansion into areas requiring additional expertise, such as clinical trials, government approvals, manufacturing and marketing, are expected to place increased demands on our resources and require the addition of new management personnel as well as the development of additional expertise by existing management personnel.

Recruiting additional personnel in the future will be critical to our success.

     Recruiting additional qualified personnel to perform research and development, clinical development and manufacturing work in the future will be critical to our success. Because competition for experienced scientific, clinical and manufacturing personnel among numerous pharmaceutical and biotechnology companies and research and academic institutions is intense, we may not be able to attract and retain these people. If we cannot attract and retain qualified people, our ability to conduct necessary clinical trials and to develop our products may be negatively affected because, for instance, the trials may not be conducted properly, or the trials or our manufacturing of products may be delayed. In addition, we rely upon consultants and advisors to assist us in formulating our research and development, clinical, regulatory and manufacturing strategies. All of our consultants and advisors have outside employment and may have commitments or consulting or advisory contracts with other entities that may affect their ability to contribute to our business.

We may face environmental liabilities related to certain hazardous materials used in our operations.

     Due to the nature of our manufacturing processes, we are subject to stringent federal, state and local laws governing the use, handling and disposal of certain materials and wastes. We may have to incur significant costs to comply with environmental regulations if and when our manufacturing increases to commercial volumes. Our operations may be significantly affected by current or future environmental laws because, for instance, our ability to produce products may be slowed, thereby increasing our production costs. In our research activities, we use radioactive and other materials that could be hazardous to human health, safety or the environment. These materials and various wastes resulting from their use are stored at our facility pending ultimate use and disposal. The risk of accidental injury or contamination from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any resulting damages, and any such liability could exceed our resources. While we maintain general liability insurance, we do not specifically insure against environmental liabilities.

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

     The market price of our common stock has been and is likely to continue to be highly volatile. Market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors can have a significant effect on the market price of our securities:

• announcements of technological innovations or new therapeutic products by us or others,

• clinical trial results,

• developments concerning agreements with collaborators,

• government regulation,

• developments in patent or other proprietary rights,

• public concern as to the safety of drugs discovered or developed by us or others,

• future sales of substantial amounts of our common stock by existing stockholders, and

• comments by securities analysts and general market conditions.

     The realization of any of the other risks described in these “Risk Factors” could also have a negative effect on the market price of our common stock.

In the future, our stock may be removed from listing on the Nasdaq quotation system and may not qualify for listing on any stock exchange, in which case it may be difficult to find a market in our stock.

     If our stock is no longer traded on a national trading market, it may be more difficult for you to sell shares that you own, and the price of the stock may be negatively affected. Currently our securities are traded on the Nasdaq National Market. Nasdaq has certain continued listing requirements, including a minimum trading price. Previously, we have received notice from Nasdaq that our stock price fell below this minimum trading price. While we have since come back into compliance with this Nasdaq requirement, it is possible that we will fall out of compliance with this and/or other Nasdaq continued listing criteria at some point in the future. Failure to comply with any one of several Nasdaq requirements may cause our stock to be removed from listing on Nasdaq. Should this happen, we may not be able to secure listing on other exchanges or quotation systems. This would have a negative effect on the price and liquidity of our stock.

Future sales of our stock by existing stockholders could negatively affect the market price of our stock and make it more difficult for us to sell stock in the future.

     Sales of our common stock in the public market, or the perception that such sales could occur, could result in a drop in the market price of our securities and make it more difficult for us to complete future equity financings on acceptable terms, if at all. We have outstanding the following shares of common stock:

•	30,070,000 shares of common stock that have been issued in registered offerings and are freely tradable in the public markets.

•	Approximately 1,722,000 shares of common stock currently eligible for resale in the public market pursuant to SEC Rule 144.

•	In addition, as of March 28, 2002, there are an aggregate of 4,579,928 shares of common stock that may be issued on the exercise of outstanding stock options granted under our various stock option plans at a weighted average exercise price of $4.6402 per share.

•	We have in effect registration statements under the Securities Act registering approximately 6,000,000 shares of common stock reserved under our incentive stock option and employee stock purchase plans. Approximately 162,700 shares of common stock that may be issued on the exercise of outstanding stock options will be available for public resale under SEC Rule 144 pursuant to Rule 701 under the Securities Act.

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

Anti-takeover devices may prevent changes in our management.

     We have in place certain anti-takeover devices, including a stockholder rights plan, that may have the effect of delaying or preventing changes in our management. For example, one anti-takeover device provides for a board of directors that is separated into three classes, with their terms in office staggered over three year periods. This has the effect of delaying a change in control of our board of directors without the cooperation of the incumbent board. In addition, our bylaws require stockholders to give us written notice of any proposal or director nomination within a certain period of time prior to the stockholder annual meeting, establish certain qualifications for a person to be elected or appointed to the board of directors during the pendency of certain business combination transactions, and do not allow stockholders to call a special meeting of stockholders.

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

Item 2. Properties.

     We lease two adjacent buildings in San Diego, California covering a total of approximately 54,000 square feet. One building contains our research and development labs and clinical manufacturing facilities and the other contains our general offices and warehouse. Both building leases expire in July 2004. Each includes an option to extend the term of the lease for an additional five years and each is subject to escalation clauses that provide for annual rent increases, one of which is based on the U.S. Consumer Price Index. We believe that these facilities will be adequate to meet our needs for the near term. Over the longer term, management believes additional space can be secured at commercially reasonable rates.

Item 3. Legal Proceedings.

     We are currently not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the three-month period ended December 31, 2001.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     Our common stock trades on the Nasdaq National Market under the symbol “LJPC.” Set forth below are the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years.

	Prices

	High	Low

Year Ended December 31, 2001
First Quarter	8.25	4.44
Second Quarter	10.75	4.94
Third Quarter	9.50	3.40
Fourth Quarter	9.18	3.88

Year Ended December 31, 2000
First Quarter	12.25	2.44
Second Quarter	6.63	2.63
Third Quarter	9.88	4.06
Fourth Quarter	10.00	4.00

     We have not paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future.

     The number of record holders of our common stock as of March 20, 2002 was 357.

     On January 17, 2002, we sold 7,000,000 shares of our common stock to private investors for an aggregate price of $51.6 million. The sale was a privately negotiated sale to selected institutional investors and other accredited investors as defined in Rule 501(1) of Regulation D promulgated under the Securities Act of 1933. The shares were sold without registration under the Securities Act of 1933 in reliance on Rule 506. The sale was made for the purpose of financing working capital. We filed a registration statement covering the resale of these shares on Form S-3 that became effective on February 4, 2002.

Item 6. Selected Financial Data.

     The following Selected Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below and the financial statements of the Company and related notes thereto beginning at page F-1 of this report.

	Years Ended December 31,

	1997	1998	1999	2000	2001

	(In thousands, except per share data)
Statement of Operations Data:
Revenue from collaborative agreements — related party	$9,860	$8,600	$4,690	$—	$—
Expenses:
Research and development	14,676	14,627	11,686	12,933	23,228
General and administrative	2,937	3,076	2,944	2,706	4,268

Loss from operations	(7,753)	(9,103)	(9,940)	(15,639)	(27,496)
Interest expense	(56)	(6)	(20)	(6)	(30)
Interest income	1,441	1,232	811	1,846	2,843

Net loss	$(6,368)	$(7,877)	$(9,149)	$(13,799)	$(24,683)

Basic and diluted net loss per share	$(0.36)	$(0.42)	$(0.45)	$(0.53)	$(0.71)

Shares used in computing basic and diluted net loss per share	17,547	18,649	20,135	26,138	34,604

Balance Sheet Data:
Working capital	$23,705	$19,911	$10,661	$37,215	$44,387
Total assets	$29,646	$25,815	$14,043	$43,016	$51,686
Noncurrent portion of obligations under capital leases	$—	$—	$44	$—	$—
Stockholders’ equity	$25,715	$21,859	$12,793	$39,742	$48,545

Quarterly Results of Operations

     The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:

	Quarters Ended

	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,

2001
Expenses:
Research and development	$6,465	$5,949	$4,939	$5,875
General and administrative	884	1,024	1,042	1,318

Loss from operations	(7,349)	(6,973)	(5,981)	(7,193)
Interest expense	—	(13)	(10)	(7)
Interest income	800	880	645	518

Net loss	$(6,549)	$(6,106)	$(5,346)	$(6,682)

Basic and diluted net loss per share	$(0.20)	$(0.17)	$(0.15)	$(0.19)

Shares used in computing basic and diluted net loss per share	32,689	35,150	35,224	35,255

2000
Expenses:
Research and development	$2,435	$2,708	$4,184	$3,606
General and administrative	719	585	617	785

Loss from operations	(3,154)	(3,293)	(4,801)	(4,391)
Interest expense	(3)	(2)	(1)	—
Interest income	280	301	580	685

Net loss	$(2,877)	$(2,994)	$(4,222)	$(3,706)

Basic and diluted net loss per share	$(0.13)	$(0.12)	$(0.15)	$(0.13)

Shares used in computing basic and diluted net loss per share	22,249	24,401	28,037	29,293

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Since our inception in May 1989, we have devoted substantially all of our resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. We have never generated any revenue from product sales and have relied upon private and public investors, revenue from collaborative agreements, equipment lease financings and interest income on invested cash balances for our working capital. We have been unprofitable since inception and we expect to incur substantial additional expenses and net operating losses for at least the next several years as we increase our clinical trial and manufacturing activities including the production of LJP 394 and LJP 1082 for clinical trials, and increase our research and development expenditures on additional drug candidates, as well as general and administrative expenditures to support increased clinical trial, manufacturing and research and development activities. Our activities to date are not as broad in depth or scope as the activities we must undertake in the future, and our historical operations and the financial information included in this report are not necessarily indicative of our future operating results or financial condition.

     We expect losses to fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and potential revenues from collaborative arrangements. Some of these fluctuations may be significant. As of December 31, 2001, our accumulated deficit was approximately $110.2 million.

     Our business is subject to significant risks including, but not limited to, the risks inherent in research and development efforts, including clinical trials, uncertainties associated with both obtaining and enforcing patents and with the potential enforcement of the patent rights of others, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition, manufacturing uncertainties, our lack of marketing experience and the uncertainty of receiving future revenue from product sales or other sources such as collaborative relationships, the uncertainty of future profitability and the need for additional financing. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons, including the possibilities that the products will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by the proprietary rights of third parties or competing products.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, patent costs and income taxes. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

     We believe the following critical accounting policy affects the significant judgments and estimates used in the preparation of our consolidated financial statements (see note 1 to our financial statements).

     Patent Costs. We capitalize the costs incurred to file our patent applications. These costs are amortized using the straight-line method over the lesser of the remaining useful life of the related technology or the remaining patent life, commencing on the date the patent is issued. At December 31, 2001, capitalized costs related to issued patents totaled $0.6 million (net of accumulated amortization) and $1.4 million related to unissued patents. Our results of operations could be materially impacted when we begin amortizing the costs related to unissued patents. In addition, we expense all costs related to abandoned patent applications. If we elect to abandon any of our currently issued or unissued patents, the related expense could be material to our results of operations for the period of the abandonment.

Results of Operations
Years Ended December 31, 2001, 2000 and 1999

     Revenue. We earned no revenue for the years ended December 31, 2001 and 2000 compared to $4.7 million for the year ended December 31, 1999. In December 1996, we entered into a collaborative agreement with Abbott for the worldwide development and commercialization of LJP 394, our lupus drug candidate. All revenue in 1999 was attributable to the funding from Abbott under this collaborative agreement for the development of LJP 394. Our collaborative agreement with Abbott granted Abbott the exclusive right to market and sell LJP 394 throughout the world in exchange for development funding, royalties on sales and milestone payments. Abbott’s obligations to make payments to us and to conduct development activities were conditioned on the progress of clinical trials and the attainment of milestones related to regulatory approvals and sales levels. In May 1999, with the concurrence of Abbott, we elected to stop the enrollment and treatment of the more than 200 patients enrolled in the jointly conducted Phase II/III clinical trial of LJP 394. In September 1999, the collaborative agreement between us and Abbott was terminated and all rights to LJP 394 were returned to us. There can be no assurance that we will realize any further revenue from any other collaborative arrangement.

     Research and Development Expense. Our research and development expense increased to $23.2 million for the year ended December 31, 2001 from $12.9 million in 2000 and $11.7 million in 1999. The increase in research and development expense in 2001 from 2000 and 1999 was primarily due to the initiation of the Phase III clinical trial for LJP 394 in September 2000 and the initiation of the Phase I/II clinical trial for LJP 1082 in November 2001.

     Research and development expense of $23.2 million for the year ended December 31, 2001, consisted of $14.7 million for lupus research and development related expense, $5.9 million for thrombosis research and development related expense and $2.6 million for other research and development related expense. Total lupus related research and development expense consisted primarily of investigator fees, clinical research organization fees, salaries and other costs related to research, manufacturing and clinical personnel, clinical lab fees, facilities expense and raw materials for the production of LJP 394 for clinical trials. Total thrombosis related research and development expense consisted primarily of salaries for research and development personnel, raw materials for the production of LJP 1082 for clinical trials and facilities expense. Total other research and development expense consisted primarily of salaries for research and development personnel, facilities expense and research supplies.

     Our research and development expense is expected to increase significantly in the future as our clinical trial and manufacturing activities, including the production of LJP 394 and LJP 1082 for clinical trials, are increased, efforts to develop additional drug candidates are intensified and other potential products progress into and through clinical trials.

     General and Administrative Expense. Our general and administrative expense of $4.3 million for the year ended December 31, 2001 increased from $2.7 million in 2000 and from $2.9 million in 1999. The increase in general and administrative expense in 2001 as compared to 2000 was due to an increase in expenses to support increased clinical trial, manufacturing and research and development activities. The slight decrease in general and administrative expense in 2000 compared to 1999 was due to the reduction in expenses related to a restructuring completed in 1999. We expect general and administrative expense to increase in the future to support increased clinical trial, manufacturing and research and development activities.

     Interest Income and Expense. Our interest income increased to $2.8 million for the year ended December 31, 2001 from $1.8 million in 2000 and from $0.8 million in 1999. The increase in interest income in 2001 was due to our maintenance of higher investment balances as a result of the net proceeds of $33.1 million received by us from the sale of our common stock in February 2001. The increase in interest income in 2000 was due to our maintenance of higher investment balances as a result of the net proceeds of $12.7 million and $27.5 million received by us from the sale of our common stock in February and July 2000, respectively. Interest expense increased to $30,000 for the year ended December 31, 2001 from $6,000 in 2000 and $20,000 in 1999. The increase in interest expense in 2001 was due to new capital lease obligations entered into in 2001. The decrease in interest expense in 2000 compared to 1999 was due to the termination of some capital leases in 2000.

     Net Operating Loss Carryforwards. At December 31, 2001, we had available net operating loss carryforwards and research tax credit carryforwards of approximately $104.8 million and $5.8 million, respectively, for federal income tax purposes, which will begin to expire in 2004 unless previously utilized.

Liquidity and Capital Resources

     From inception through December 31, 2001, we have incurred a cumulative net loss of approximately $110.2 million and have financed our operations through private and public offerings of securities, revenues from collaborative agreements, equipment lease financings and interest income on invested cash balances. As of December 31, 2001, we had raised $157.8 million in net proceeds since inception from sales of equity securities.

     At December 31, 2001, we had $47.0 million in cash, cash equivalents and short-term investments, as compared to $39.9 million at December 31, 2000. Our working capital at December 31, 2001 was $44.4 million, as compared to $37.2 million at December 31, 2000. The increase in cash, cash equivalents and short-term investments resulted from net proceeds of $33.1 million received by us from the sale of 5,700,000 shares of our common stock to private investors in February 2001. We invest our cash in corporate and United States government-backed debt instruments. As of December 31, 2001, available-for-sale securities of $38.9 million mature in one year or less and $6.8 million are due after one year through two years.

     As of December 31, 2001, we had acquired an aggregate of $6.2 million in property and equipment, of which $0.5 million of equipment is financed under capital lease obligations. In addition, we lease our office and laboratory facilities and certain equipment under operating leases. We currently have no material commitments for the acquisition of property and equipment. However, we anticipate increasing our investment in property and equipment in connection with the enhancement of our research and development and manufacturing facilities and capabilities.

     We intend to use our financial resources to fund clinical trials and to increase our manufacturing activities, including the production of LJP 394 and LJP 1082 for clinical trials, research and development efforts, and for working capital and other general corporate purposes.

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

     We anticipate that our existing capital including the net proceeds of approximately $48.4 million received by us from the sale of 7,000,000 shares of our common stock to private investors in January 2002, and interest earned thereon, will be sufficient to fund our operations as currently planned, and assuming that we do not engage a collaborative partner, into the fourth quarter of 2003. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the size and complexity of these programs, the scope and results of clinical trials, the analysis of data from the Phase III clinical trial for lupus and Phase I/II clinical trial for thrombosis, the time and costs involved in applying for regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, our ability to establish and maintain collaborative relationships, and the cost of manufacturing and effective commercialization activities and arrangements. We expect to incur significant net operating losses each year for at least the next several years as we expand our current research and development programs, including clinical trials and manufacturing activities, and increase our general and administrative expenses to support a larger, more complex organization. It is possible that our cash requirements will exceed current projections and that we will therefore need additional financing sooner than currently expected.

     We have no current means of generating cash flow from operations. Our lead drug candidate, LJP 394, will not generate revenues, if at all, until it has been proven safe and effective, has received regulatory approval and has been successfully commercialized. This process is expected to take at least the next several years. Our other drug candidates are much less developed than LJP 394. There can be no assurance that our product development efforts with respect to LJP 394 or any other drug candidate will be successfully completed, that required regulatory approvals will be obtained or that any product, if introduced, will be successfully marketed or achieve commercial acceptance. Accordingly, we must continue to rely upon outside sources of financing to meet our capital needs for the foreseeable future.

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

Item 7 A. Quantitative and Qualitative Disclosures about Market Risk.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information for Item 10 is incorporated by reference from portions of our definitive proxy statement for the annual meeting of stockholders to be held on May 22, 2002, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2001.

Item 11. Executive Compensation.

     Information for Item 11 is incorporated by reference from portions of our definitive proxy statement for the annual meeting of stockholders to be held on May 22, 2002 under the captions “Executive Compensation and Other Information,” “Report of the Compensation Committee on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Stock Performance Graph,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information for Item 12 is incorporated by reference from the portion of our definitive proxy statement for the annual meeting of stockholders to be held on May 22, 2002 entitled “Security Ownership of Certain Beneficial Owners and Management,” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2001.

Item 13. Certain Relationships and Related Transactions.

     None.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as part of this report.

1.	Financial Statements.

The following financial statements of La Jolla Pharmaceutical Company are included in Item 8:

	Report of Independent Auditors	F-1

	Balance Sheets at December 31, 2001 and 2000	F-2

	Statements of Operations for the years ended December 31, 2001, 2000 and 1999	F-3

	Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999	F-4

	Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	F-5

	Notes to Financial Statements	F-6

2.	Financial Statement Schedules.

No financial statement schedules are required.

3.	Exhibits.

Exhibit
Number	Description

3.1	Intentionally omitted

3.2	Amended and Restated Bylaws of the Company(15)

3.3	Amended and Restated Certificate of Incorporation of the Company(13)

4.0	Rights Agreement dated as of December 3, 1998 between the Company and American Stock Transfer & Trust Company(11)

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company(12)

4.2	Amendment to Rights Agreement, effective as of July 21, 2001, between the Company and American Stock Transfer & Trust Company(17)

10.1	Intentionally omitted

10.2	Stock Option Agreement dated February 4, 1993 entitling Joseph Stemler to purchase 35,000 shares of Common Stock(1) *

10.3	Intentionally omitted

10.4	Intentionally omitted

10.5	Intentionally omitted

10.6	Steven B. Engle Employment Agreement(1), Amendment No. 1(9) and Amendment No. 2(15)*

10.7	Form of Directors and Officers Indemnification Agreement(1)

10.8	Intentionally omitted

10.9	Intentionally omitted

10.10	Option and Collaborative Research Agreement dated June 10, 1991 regarding certain compounds for potential treatment of muscular dystrophies or myasthenia gravis between the Company and CepTor Corporation(1)

10.11	Intentionally omitted

10.12	Intentionally omitted

10.13	Form of Employee Invention and Confidential Information Agreement(1)

10.14	Industrial Real Estate Lease(1)

10.15	Intentionally omitted

10.16	Intentionally omitted

10.17	La Jolla Pharmaceutical Company 1989 Incentive Stock Option Plan and 1989 Nonstatutory Stock Option Plan(1) *

10.18	Form of Stock Option Agreement under the 1989 Nonstatutory Stock Option Plan(1)

10.19	La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (Amended and Restated as of May 18, 2001)*

10.20	La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (Amended and Restated as of March 19, 2001)*

10.21	Letter of Agreement dated June 7, 1993 between the Company and Vector Securities International regarding Vector’s engagement as financial advisor to the Company with respect to potential corporate strategic alliances(1)

10.22	Intentionally omitted

10.23	Intentionally omitted

10.24	Intentionally omitted

Exhibit
Number	Description

10.25	Second Amendment to Lease dated June 30, 1994 by and between the Company and BRE Properties, Inc.(2)

10.26	Intentionally omitted

10.27	Third Amendment to Lease dated January 26, 1995 by and between the Company and BRE Properties, Inc.(3)

10.28	Intentionally omitted

10.29	Master Lease Agreement dated September 13, 1995 by and between the Company and Comdisco Electronics Group(4)

10.30	Intentionally omitted

10.31	Agreement dated September 22, 1995 between the Company and Joseph Stemler regarding option vesting(5) *

10.32	Intentionally omitted

10.33	Building Lease Agreement effective November 1, 1996 by and between the Company and WCB II-S BRD Limited Partnership(6)

10.34	Master Lease Agreement dated December 20, 1996 by and between the Company and Transamerica Business Credit Corporation(8)

10.35	License and Supply Agreement dated December 23, 1996 by and between the Company and Abbott Laboratories(7)(8)

10.36	Stock Purchase Agreement dated December 23, 1996 by and between the Company and Abbott Laboratories(8) and Waiver of Contractual Restrictions dated February 6, 2001(16)

10.37	Intentionally omitted

10.38	Master Lease Agreement No. 2 dated June 23, 1998 by and between the Company and Transamerica Business Credit Corporation(10)

10.39	Intentionally omitted

10.40	Supplement to employment offer letter for Matthew Linnik, Ph.D.(14)*

10.41	Supplement to employment offer letter for William J. Welch(18)*

10.42	Supplement to employment offer letter for Theodora Reilly(18)*

10.43	Supplement to employment offer letter for Paul Jenn, Ph.D.(18)*

23.1	Consent of Ernst & Young LLP, Independent Auditors

*	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Previously filed with the Company’s Registration Statement on Form S-1 (No. 33-76480) as declared effective by the Securities and Exchange Commission on June 3, 1994.

(2)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1994 and incorporated by reference herein.

(3)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1995 and incorporated by reference herein.

(4)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1995 and incorporated by reference herein.

(5)	Previously filed with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated by reference herein.

(6)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1996 and incorporated by reference herein.

(7)	Portions of the Exhibit 10.35 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(8)	Previously filed with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated by reference herein.

(9)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1997 and incorporated by reference herein.

(10)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1998 and incorporated by reference herein.

(11)	Previously filed with the Company’s Registration Statement on Form 8-A (No. 000-24274) as filed with the Securities and Exchange Commission on December 4, 1998.

(12)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein.

(13)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein.

(14)	Previously filed with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference herein

(15)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(16)	Previously filed with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference herein.

(17)	Previously filed with the Company’s report on Form 8-K filed on January 26, 2001 and incorporated by reference herein. The changes effected by the Amendment are also reflected in the Amendment to Application for Registration on Form 8-A/A filed on January 26, 2001.

(18)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated by reference herein.

(b)	Reports on Form 8-K.

None.

Report of Independent Auditors

The Board of Directors and Stockholders
La Jolla Pharmaceutical Company

We have audited the accompanying balance sheets of La Jolla Pharmaceutical Company as of December 31, 2001 and 2000, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of La Jolla Pharmaceutical Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young, LLP

ERNST & YOUNG LLP

San Diego, California
February 8, 2002

La Jolla Pharmaceutical Company

Balance Sheets

(In thousands, except share and per share data)

	December 31,

	2001	2000

Assets
Current assets:
Cash and cash equivalents	$9,932	$8,061
Short-term investments	37,028	31,838
Other current assets	568	590

Total current assets	47,528	40,489
Property and equipment, net	1,921	780
Patent costs and other assets, net	2,237	1,747

	$51,686	$43,016

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$743	$468
Accrued clinical expenses	703	1,914
Accrued pre-marketing expenses	536	—
Accrued expenses	541	560
Accrued payroll and related expenses	451	288
Current portion of obligations under capital leases	167	44

Total current liabilities	3,141	3,274
Commitments
Stockholders’ equity:
Preferred stock, $.01 par value; 8,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 35,281,753 and 29,393,078 shares issued and outstanding at December 31, 2001 and 2000, respectively	353	294
Additional paid-in capital	158,223	124,909
Other comprehensive income	218	105
Accumulated deficit	(110,249)	(85,566)

Total stockholders’ equity	48,545	39,742

	$51,686	$43,016

See accompanying notes.

La Jolla Pharmaceutical Company

Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,

	2001	2000	1999

Revenues:
Revenue from collaborative agreement - related party	$—	$—	$4,690
Expenses:
Research and development	23,228	12,933	11,686
General and administrative	4,268	2,706	2,944

Total expenses	27,496	15,639	14,630

Loss from operations	(27,496)	(15,639)	(9,940)
Interest expense	(30)	(6)	(20)
Interest income	2,843	1,846	811

Net loss	$(24,683)	$(13,799)	$(9,149)

Basic and diluted net loss per share	$(0.71)	$(0.53)	$(0.45)

Shares used in computing basic and diluted net loss per share	34,604	26,138	20,135

See accompanying notes.

La Jolla Pharmaceutical Company

Statements of Stockholders’ Equity
(In thousands)
For the Years Ended December 31, 1999, 2000 and 2001

	Common stock		Additional		Other	Total
			paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income	equity

Balance at December 31, 1998	20,106	$201	$84,276	$(62,618)	$—	$21,859
Issuance of common stock under Employee Stock Purchase Plan	78	1	53	—	—	54
Exercise of stock options	20	—	29	—	—	29
Net loss	—	—	—	(9,149)	—	(9,149)

Balance at December 31, 1999	20,204	202	84,358	(71,767)	—	12,793
Issuance of common stock, net	8,840	88	40,156	—	—	40,244
Issuance of common stock under Employee Stock Purchase Plan	186	2	189	—	—	191
Exercise of stock options	159	2	196	—	—	198
Exercise of warrants	4	—	10	—	—	10
Net loss	—	—	—	(13,799)	—	(13,799)
Net unrealized gains on available-for-sale securities	—	—	—	—	105	105

Comprehensive loss						(13,694)

Balance at December 31, 2000	29,393	294	124,909	(85,566)	105	39,742
Issuance of common stock, net	5,700	57	33,037	—	—	33,094
Issuance of common stock under Employee Stock Purchase Plan	145	2	226	—	—	228
Exercise of stock options	44	—	51	—	—	51
Net loss	—	—	—	(24,683)	—	(24,683)
Net unrealized gains on available-for-sale securities	—	—	—	—	113	113

Comprehensive loss						(24,570)

Balance at December 31, 2001	35,282	$353	$158,223	$(110,249)	$218	$48,545

See accompanying notes.

La Jolla Pharmaceutical Company

Statements of Cash Flows
(In thousands)

	Years Ended December 31,

	2001	2000	1999

Operating activities
Net loss	$(24,683)	$(13,799)	$(9,149)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	684	381	357
Write-off of property and equipment	96	—	—
Accretion of interest income	117	(634)	—
Changes in operating assets and liabilities:
Other current assets	22	(126)	53
Accrued clinical expenses	(1,211)	1,914	—
Accrued pre-marketing expenses	536	—	—
Accounts payable and accrued expenses	256	283	(1,084)
Accrued payroll and related expenses	163	26	(93)
Deferred revenue — related party	—	—	(1,769)

Net cash used for operating activities	(24,020)	(11,955)	(11,685)
Investing activities
Purchases of short-term investments	(33,886)	(40,716)	(12,289)
Sales of short-term investments	3,488	13,439	6,667
Maturities of short-term investments	25,204	3,172	10,802
Additions to property and equipment	(1,341)	(541)	(180)
Proceeds from sale of property and equipment	—	97	275
Increase in patent costs and other assets	(554)	(288)	(275)

Net cash (used for) provided by investing activities	(7,089)	(24,837)	5,000
Financing activities
Net proceeds from issuance of common stock	33,373	40,643	83
Payments on obligations under capital leases	(393)	(199)	(165)

Net cash provided by (used for) financing activities	32,980	40,444	(82)

Increase (decrease) in cash and cash equivalents	1,871	3,652	(6,767)
Cash and cash equivalents at beginning of period	8,061	4,409	11,176

Cash and cash equivalents at end of period	$9,932	$8,061	$4,409

Supplemental disclosure of cash flow information:
Interest paid	$30	$6	$20

Supplemental schedule of noncash investing and financing activities:
Capital lease obligations incurred for property and equipment	$516	$—	$405

Other comprehensive income on investments	$113	$105	$—

See accompanying notes.

La Jolla Pharmaceutical Company

Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business Activity

La Jolla Pharmaceutical Company (the “Company”) is a biopharmaceutical company focused on the research and development of highly specific therapeutics for the treatment of certain life-threatening antibody-mediated diseases. These diseases, including autoimmune conditions such as systemic lupus erythematosus (“lupus”) and antibody-mediated stroke, are caused by abnormal B cell production of antibodies that attack healthy tissues. Current therapies for these autoimmune disorders target the symptoms of the disease or nonspecifically suppress the normal operation of the immune system, frequently resulting in severe, adverse side effects and hospitalization. The Company’s drug candidates, called Toleragens®, are designed to treat the underlying cause of many antibody-mediated diseases without these severe, adverse side effects. The Company’s clinical drug candidates are known as LJP 394, a lupus treatment drug which is currently in a Phase III clinical study, and LJP 1082, an antibody-mediated stroke treatment drug which is currently in a Phase I/II clinical study.

The Company actively seeks additional financing to fund its research and development efforts and commercialize its technologies. There is no assurance such financing will be available to the Company when required or that such financing would be available under favorable terms.

The Company believes that patents and other proprietary rights are important to its business. The Company’s policy is to file patent applications to protect technology, inventions and improvements to its inventions that are considered important to the development of its business. The patent positions of biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. There can be no assurance that any additional patents will be issued, or that the scope of any patent protection will be sufficient, or that any current or future issued patent will be held valid if subsequently challenged.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

Reclassification

Certain amounts in the 1999 and 2000 financial statements have been reclassified to conform to the 2001 presentation.

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid investments which include debt securities with maturities from original issuance date of three months or less and are stated at market. Short-term investments mainly consist of debt securities with maturities from original issuance date of greater than

La Jolla Pharmaceutical Company

Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies (continued)

three months. Management has classified the Company’s cash equivalents and short-term investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are stated at fair market value, with unrealized gains and losses reported in other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and have been immaterial for each of the years presented. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 was amended in June 2000 by Statement of Financial Accounting Standard No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — An Amendment of FASB Statement 133 (“SFAS 138”). SFAS 138 addresses a limited number of SFAS 133 implementation issues. SFAS 138 is effective for fiscal years beginning after June 15, 2000. The adoption of this statement did not have a significant effect on the financial position or results of operations of the Company.

Impairment of Long-Lived Assets and Assets to Be Disposed Of

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company also records the assets to be disposed of at the lower of their carrying amount or fair value less cost to sell. To date, the Company has not experienced any impairment losses on its long-lived assets used in operations. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and, accordingly, the Company has not recognized any impairment losses as of December 31, 2001.

La Jolla Pharmaceutical Company

Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies (continued)

In August 2001, FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 supersedes the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions with regard to discontinued operations and eliminates the provisions of Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of, with regard to the requirement to test the allocation of goodwill to long-lived assets for impairment. SFAS 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale (e.g., abandonment, exchange and distribution). SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a significant effect on the financial position or results of operations of the Company.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (primarily five years). Leasehold improvements and equipment under capital leases are stated at cost and amortized on a straight-line basis over the shorter of the estimated useful life or the lease term.

Property and equipment is comprised of the following (in thousands):

	December 31,

	2001	2000

Laboratory equipment	$3,649	$3,274
Computer equipment	779	521
Furniture and fixtures	238	115
Leasehold improvements	1,578	740

	6,244	4,650
Less: Accumulated depreciation and amortization	(4,323)	(3,870)

	$1,921	$780

Depreciation and amortization expense for the periods ending December 31, 2001, 2000 and 1999 was $620,000, $322,000 and $311,000, respectively.

Business Combinations and Goodwill and Other Intangible Assets

In June 2001, FASB issued Statement of Financial Accounting Standard Nos. 141, Business Combinations (“SFAS 141”) and 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 replaces Accounting Principles Board Opinion No. 16, Business Combinations, and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted under

La Jolla Pharmaceutical Company

Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies (continued)

certain circumstances. The adoption of these statements will not have a significant effect on the financial position or results of operations of the Company.

Patents

The Company has filed numerous patent applications with the United States Patent and Trademark Office and in foreign countries. Legal costs and expenses incurred in connection with pending patent applications have been deferred. Costs related to successful patent applications are amortized using the straight-line method over the lesser of the remaining useful life of the related technology or the remaining patent life, commencing on the date the patent is issued. Total cost and accumulated amortization were $2,313,000 and $288,000 at December 31, 2001 and $1,823,000 and $225,000 at December 31, 2000, respectively. Deferred costs related to patent applications are charged to operations at the time a determination is made not to pursue such applications.

Stock-Based Compensation

As allowed under Statement of Financial Accounting Standard No. 123, Accounting and Disclosure of Stock-Based Compensation (“SFAS 123”), the Company has elected to continue to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Pursuant to APB 25, compensation expense for employee or director stock options represents the difference between the exercise price and the fair value of the common stock on the date of grant. This compensation expense is amortized to expense in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the options. The Company generally grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant and therefore, under APB 25, recognized no compensation expense for such stock option grants.

Options or stock awards issued to non-employees have been determined in accordance with SFAS 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Deferred charges for options granted to non-employees are periodically remeasured as the options vest. There were no options granted to non-employees or charges related to non-employee stock options in the current period.

In March 2000, FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”). FIN 44 clarifies certain issues in the application of APB 25. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company’s financial statements.

La Jolla Pharmaceutical Company

Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies (continued)

Revenue Recognition

Revenue from collaborative agreements typically consists of ongoing research and development funding and milestone, royalty and other payments, which are nonrefundable. Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the Company’s performance obligations for on-going research and development after the milestone achievement will continue to be funded by the collaborator at a comparable level to that received prior to the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the agreement.

Revenue from funded research and development is recognized ratably over the term of the agreement, and the Company believes that such recognition approximates the costs incurred to perform the research and development. The Company does not have an obligation to refund, nor does there exist the presumption of an obligation to refund, research and development payments.

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 formalizes the basic revenue recognition criteria that must be met in order to record revenue. In June 2000, SAB 101 was amended to delay the implementation date to the fourth quarter of 2000 to provide additional time to study the guidance. There were no up-front payments or license fees received during 2000 or in prior years which were subject to the adoption of SAB 101 as all fees received related to agreements under which the research portion of the collaboration had been completed, the scientific milestones had been achieved or the agreements had been terminated entirely.

Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the periods in accordance with Statement of Financial Accounting Standard No. 128, Earnings per Share. As the Company has incurred a net loss for all three years presented, stock options and warrants are not included in the computation of net loss per share since their effect is anti-dilutive.

Comprehensive Loss

In accordance with Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (Loss), unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). The Company’s comprehensive net loss totaled $24,570,000 and $13,694,000 for the years ended December 31, 2001 and 2000, respectively.

Segment Information

On January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 131, Segment Information (“SFAS 131”). SFAS 131 redefines segments and requires companies to report financial and

La Jolla Pharmaceutical Company

Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies (continued)

descriptive information about their operating segments. The Company has determined that it operates in one business segment.

2. Collaborative Agreements

In September 1999, following the May 1999 suspension of the jointly conducted Phase II/III clinical trial of LJP 394, Abbott and the Company terminated the collaborative agreement which was entered into in December 1996 and all rights to LJP 394 were returned to the Company. Under the former agreement, in exchange for an exclusive, worldwide license to market and sell LJP 394, Abbott, a diversified health-care company, agreed to pay an initial nonrefundable license fee of $4,000,000 upon signing, and agreed to fund the development of the Company’s lupus drug candidate, LJP 394, in accordance with a mutually agreed upon budget, and to make certain payments to the Company upon the attainment of specific milestones, as well as royalty and sales incentive payments to the Company on sales of LJP 394.

Under a separate stock purchase agreement, Abbott also purchased common stock of the Company in December 1996, September 1997 and October 1998 for an aggregate purchase price of $4,000,000 on each date at values based on the reported last sale price of the common stock on each of the 20 trading days immediately preceding each purchase date. The stock purchase agreement originally allowed Abbott certain registration rights and rights of first refusal and imposed transfer restrictions on the shares, among other matters, and allowed the Company certain rights of first refusal and imposed certain other continuing obligations on the Company. However, by waiver dated February 6, 2001, both Abbott and the Company have waived any material continuing obligations of the other party under the stock purchase agreement.

Until its termination in September 1999, the Company incurred research and development costs under the collaborative agreement with Abbott of approximately $4,690,000 during the year ended December 31, 1999, for the development of LJP 394. In 1999, the Company recorded revenue of $4,690,000 from Abbott for the development of LJP 394, of which $2,921,000 was received in cash in 1999 and $1,769,000 was revenue recognized from previously deferred revenue.

3. Restructuring Charges

As a result of the termination of the Company’s collaborative agreement with Abbott in September 1999, the Company restructured its operations in order to reduce expenses and to focus its resources on its remaining potential drug candidates. In September 1999, the Company recorded estimated restructuring charges of approximately $742,000. When the restructuring was completed in December 1999, actual total restructuring expenses paid and charged against the restructuring liability were approximately $640,000 and approximately $108,000 of the estimated liability was reversed in November and December 1999. Total restructuring expenses paid consisted of termination benefits paid to 38 employees terminated from various Company departments, and are included in both research and development and general and administrative expense. There were no material changes to the restructuring liability subsequent to December 31, 1999.

La Jolla Pharmaceutical Company

Notes to Financial Statements

4. Cash Equivalents and Short-term Investments

The following is a summary of available-for-sale securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2001
Money market accounts	$204	$—	$—	$204
United States corporate debt securities	34,931	225	60	35,096
Government-asset-backed securities	9,375	53	—	9,428
United States Treasury securities and obligations of the United States government agencies	1,016	—	—	1,016

	$45,526	$278	$60	$45,744

December 31, 2000
Money market accounts	$1,093	$—	$—	$1,093
United States corporate debt securities	31,344	121	36	31,429
Government-asset-backed securities	4,968	14	—	4,982
United States Treasury securities and obligations of the United States government agencies	1,023	6	—	1,029

	$38,428	$141	$36	$38,533

The net adjustment to unrealized holding gains (losses) on available-for-sale securities included in comprehensive income totaled $113,000 and $105,000 in 2001 and 2000, respectively. Included in cash and cash equivalents at December 31, 2001 and 2000 were $8,716,000 and $6,695,000, respectively, of securities classified as available-for-sale. As of December 31, 2001, available-for-sale securities of $38,906,000 mature in one year or less and $6,838,000 are due after one year through two years.

5. Commitments

Leases

In July 1992, the Company entered into a non-cancellable operating lease for the rental of its office and research and development facilities, which expires in July 2004. The lease is subject to an escalation clause that provides for annual increases based on the Consumer Price Index. The lease also contains options to extend the lease term for an additional five years and a one-time cancellation option with the payment of certain penalties.

In November 2001, the Company extended its other non-cancellable operating lease for the rental of office facilities until July 2004. The lease contains a provision for scheduled annual rent increases and an option to extend the lease term for an additional five years.

La Jolla Pharmaceutical Company

Notes to Financial Statements

5. Commitments (continued)

Annual future minimum lease payments as of December 31, 2001, are as follows (in thousands):

	Operating	Capital
	Leases	Leases

Years ended December 31,
2002	$1,648	$173
2003	1,125	—
2004	617	—
2005	14	—
2006	—	—

Total	$3,404	173

Less amount representing interest		(6)

Present value of net minimum lease payments		167
Less current portion		(167)

Noncurrent portion of capital lease obligations		$—

Rent expense under all operating leases totaled $2,330,000, $2,776,000, and $2,360,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Equipment acquired under capital leases included in property and equipment totaled $168,000 and $36,000 (net of accumulated amortization of $348,000 and $293,000) at December 31, 2001 and 2000, respectively. Amortization expense associated with these assets is included in depreciation and amortization expense for each of the three years in the period ended December 31, 2001.

6. Stockholders’ Equity

Preferred Stock

As of December 31, 2001, the Company is authorized to issue 8,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series.

The Board of Directors has designated 75,000 of preferred stock as nonredeemable Series A Junior Participating Preferred Stock (“Series A Preferred Stock”). In the event of liquidation, each share of Series A Preferred Stock is entitled to receive a preferential liquidation payment of $1,000 per share plus the amount of accrued unpaid dividends. The Series A Preferred Stock is subject to certain anti-dilution adjustments, and the holder of each share is entitled to 1,000 votes, subject to adjustments. Cumulative quarterly dividends of the greater of $0.25 or, subject to certain adjustments, 1,000 times any dividend declared on shares of common stock, are payable when, as and if declared by the Board of Directors, from funds legally available for this purpose.

La Jolla Pharmaceutical Company

Notes to Financial Statements

6.	Stockholders’ Equity (continued)

Stock Option Plans

In May 1989, the Company adopted the 1989 Stock Option Plan and the 1989 Nonstatutory Stock Option Plan (the “1989 Plan”), under which 904,000 shares of common stock have been authorized for issuance upon exercise of options granted by the Company. The 1989 Plan expired in 1999.

In June 1994, the Company adopted the 1994 Stock Incentive Plan (the “1994 Plan”), under which 5,200,000 shares of common stock have been authorized for issuance upon exercise of options granted by the Company. The 1994 Plan provides for the grant of incentive and non-qualified stock options, as well as other stock-based awards, to employees, directors, consultants and advisors of the Company with various vesting periods as determined by the compensation committee, as well as automatic fixed grants to non-employee directors of the Company.

A summary of the Company’s stock option activity and related data follows:

		Outstanding Options

	Options		Weighted-
	Available	Number of	Average
	For Grant	Shares	Exercise Price

Balance at December 31, 1998	235,335	1,933,768	$3.75
Additional shares authorized	750,000	—	—
Expired	(225,743)	—	$1.00
Granted	(905,206)	905,206	$0.64
Exercised	—	(19,919)	$1.49
Cancelled	559,204	(559,204)	$3.89

Balance at December 31, 1999	413,590	2,259,851	$2.49
Additional shares authorized	1,000,000	—	—
Expired	(7,988)	—	$1.00
Granted	(1,081,544)	1,081,544	$5.28
Exercised	—	(159,170)	$1.34
Cancelled	66,688	(66,688)	$4.48

Balance at December 31, 2000	390,746	3,115,537	$3.47
Additional shares authorized	1,700,000	—	—
Expired	(2,260)	—	$1.00
Granted	(1,522,600)	1,522,600	$6.80
Exercised	—	(43,550)	$1.35
Cancelled	63,427	(63,427)	$6.61

Balance at December 31, 2001	629,313	4,531,160	$4.57

La Jolla Pharmaceutical Company

Notes to Financial Statements

6. Stockholders’ Equity (continued)

	Years Ended December 31,

	2001		2000		1999

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Exercisable at end of year	2,770,587	$3.20	2,121,134	$2.62	1,660,777	$2.43

Weighted-average fair value of options granted during the year	$5.42		$4.18		$0.52

Exercise prices and weighted-average remaining contractual lives for the options outstanding as of December 31, 2001 follow:

		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
Options	Range of	Life	Exercise	Options	Exercise
Outstanding	Exercise Prices	(in years)	Price	Exercisable	Price

874,932	$0.34 - $1.00	6.65	$0.56	862,339	$0.56
881,417	$1.28 - $3.69	7.26	$3.21	859,754	$3.21
862,170	$3.75 - $5.03	6.53	$4.42	623,087	$4.37
766,642	$5.08 - $7.00	8.17	$6.51	301,508	$6.32
1,086,079	$7.10 - $7.65	9.69	$7.41	90,208	$7.61
59,920	$7.75 - $12.06	7.19	$8.71	33,691	$8.63

4,531,160	$0.34 - $12.06	7.74	$4.57	2,770,587	$3.20

At December 31, 2001, the Company has reserved 5,160,473 shares of common stock for future issuance upon exercise of options granted or to be granted under the 1989 and 1994 Plans.

Employee Stock Purchase Plan

Effective August 1, 1995, the Company adopted the 1995 Employee Stock Purchase Plan, as amended (the “Purchase Plan”). Under the amended Purchase Plan, a total of 800,000 shares of common stock are reserved for sale to employees, as defined. Employees may purchase common stock under the Purchase Plan every three months (up to but not exceeding 10% of each employee’s earnings) over the offering

La Jolla Pharmaceutical Company

Notes to Financial Statements

6. Stockholders’ Equity (continued)

period at 85% of the fair market value of the common stock at certain specified dates. The offering period may not exceed 24 months. For the year ended December 31, 2001, 145,125 shares of common stock had been issued under the Purchase Plan (185,755 shares for the year ended December 31, 2000). To date, 520,773 shares of common stock have been issued under the Purchase Plan and 279,227 shares of common stock are available for issuance.

	Years Ended December 31,

	2001	2000	1999

Weighted-average fair value of employee stock purchase plan purchases	$2.84	$2.70	$0.91

Stock-Based Compensation

Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock plans granted after December 31, 1994 under the fair value method of that statement. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rate of 4.4%, 5.6% and 6.8%; volatility factor of the expected market price of the Company’s common stock of 1.109, 1.113 and 1.09; a weighted-average expected life of 4.8 years, 4.5 years and 5 years and a dividend yield of 0% for all three years presented.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands except for net loss per share information):

	Years Ended December 31,

	2001	2000	1999

Pro forma net loss	$(27,919)	$(15,423)	$(9,985)

Pro forma basic and diluted net loss per share	$(0.81)	$(0.59)	$(0.50)

The effects of applying SFAS 123 for either recognizing compensation expense or providing pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

La Jolla Pharmaceutical Company

Notes to Financial Statements

6. Stockholders’ Equity (continued)

Stockholder Rights Plan

The Company has adopted a Stockholder Rights Plan (the “Rights Plan”) which was amended in July 2000. The Rights Plan provides for a dividend of one right (a “Right”) to purchase fractions of shares of the Company’s Series A Preferred Stock for each share of the Company’s common stock. Under certain conditions involving an acquisition by any person or group of 15% or more of the common stock (or in the case of State of Wisconsin Investment Board, 20% or more), the Rights permit the holders (other than the 15% holder, or in the case of State of Wisconsin Investment Board, 20% holder) to purchase the Company’s common stock at a 50% discount upon payment of an exercise price of $30 per Right. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquirer at a 50% discount. Under certain conditions, the Rights may be redeemed by the Board of Directors in whole, but not in part, at a price of $.001 per Right. The Rights have no voting privileges and are attached to and automatically trade with the Company’s common stock. The Rights expire on December 2, 2008.

7. 401(k) Plan

The Company has established a 401(k) defined contribution retirement plan (the “401(k) Plan”), which was amended in May 1999 to cover all employees. The 401(k) Plan provides for voluntary employee contributions up to 20% of annual compensation (as defined). The Company does not match employee contributions or otherwise contribute to the 401(k) Plan.

8. Income Taxes

At December 31, 2001, the Company had federal and California income tax net operating loss carryforwards of approximately $104,827,000 and $30,348,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes and the 55% percent limitation on California loss carryforwards. The Company also had federal and California research tax credit carryforwards of approximately $5,774,000 and $3,311,000, respectively. The federal net operating loss and tax credit carryforwards will begin to expire in 2004 unless previously utilized. The California net operating loss carryforwards totaling approximately $834,000 expired in 2001.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

La Jolla Pharmaceutical Company

Notes to Financial Statements

8. Income Taxes (continued)

Significant components of the Company’s deferred tax assets are shown below (in thousands):

	December 31,

	2001	2000

Deferred tax assets:
Net operating loss carryforwards	$38,434	$29,462
Research and development credits	7,926	5,223
Capitalized research and development	4,010	3,760

Total deferred tax assets	50,370	38,445
Deferred tax liability	(825)	(152)

	49,545	38,293
Valuation allowance for deferred tax assets	(49,545)	(38,293)

Net deferred tax assets	$—	$—

A valuation allowance of $49,545,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

9. Subsequent Event

In January 2002, the Company issued 7,000,000 shares of common stock in a private placement to selected institutional investors and other accredited investors for gross proceeds to the Company of approximately $51,590,000 at a discounted per share value of the common stock on the purchase date.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LA JOLLA PHARMACEUTICAL COMPANY

	By:	/s/ Steven B. Engle
March 27, 2002		Steven B. Engle Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven B. Engle Steven B. Engle	Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Director)	March 27, 2002

/s/ Gail A. Sloan Gail A. Sloan	Controller and Secretary (Principal Financial and Accounting Officer)	March 27, 2002

/s/ Thomas H. Adams Thomas H. Adams, Ph.D.	Director	March 27, 2002

/s/ William E. Engbers William E. Engbers	Director	March 27, 2002

/s/ Robert A. Fildes Robert A Fildes, Ph.D.	Director	March 27, 2002

/s/ Stephen M. Martin Stephen M. Martin	Director	March 27, 2002

/s/ William R. Ringo William R. Ringo	Director	March 27, 2002

/s/ W. Leigh Thompson W. Leigh Thompson, M.D., Ph.D.	Director	March 27, 2002

Exhibit Index

Exhibit Number	Description

10.19	La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (Amended and Restated as of May 18, 2001)

10.20	La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (Amended and Restated as of March 19, 2001)

23.1	Consent of Ernst & Young LLP, Independent Auditors