Form 10-Q
period 2002-03-31
LA JOLLA PHARMACEUTICAL CO
filed 2002-05-14
CIK 920465

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________________________________

FORM 10-Q

Mark One
[ X ]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended March 31, 2002

Or

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

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

Yes  [X]   No [   ]

The number of shares of the Registrant’s common stock, $.01 par value, outstanding at April 30, 2002 was 42,333,649.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY

Balance Sheets
(in thousands)

	March 31,	December 31,
	2002	2001

	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$70,071	$9,932
Short-term investments	16,011	37,028
Other current assets	802	568

Total current assets	86,884	47,528
Property and equipment, net	2,527	1,921
Patent costs and other assets, net	2,324	2,237

Total assets	$91,735	$51,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$887	$743
Accrued clinical expenses	661	703
Accrued pre-marketing expenses	—	536
Accrued expenses	737	541
Accrued payroll and related expenses	667	451
Current portion of obligations under capital leases	160	167

Total current liabilities	3,112	3,141
Commitments
Stockholders’ equity:
Common stock	423	353
Additional paid-in capital	206,612	158,223
Other comprehensive income	(48)	218
Accumulated deficit	(118,364)	(110,249)

Total stockholders’ equity	88,623	48,545

Total liabilities and stockholders’ equity	$91,735	$51,686

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete balance sheets.

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2002	2001

Expenses:
Research and development	$7,244	$6,465
General and administrative	1,413	884

Total expenses	8,657	7,349

Loss from operations	(8,657)	(7,349)
Interest expense	(6)	—
Interest income	548	800

Net loss	$(8,115)	$(6,549)

Basic and diluted net loss per share	$(.20)	$(.20)

Shares used in computing basic and diluted net loss per share	40,979	32,689

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,

	2002	2001

Operating activities:
Net loss	$(8,115)	$(6,549)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	262	73
Accretion of interest income	232	12
Change in operating assets and liabilities:
Other current assets	(234)	185
Accounts payable and accrued expenses	340	393
Accrued clinical expenses	(42)	1,524
Accrued pre-marketing expenses	(536)	—
Accrued payroll and related expenses	216	209

Net cash used for operating activities	(7,877)	(4,153)
Investing activities:
Decrease (increase) in short-term investments	20,519	(1,638)
Additions to property and equipment	(738)	(160)
Increase in patent costs and other assets	(111)	(189)

Net cash provided by (used for) investing activities	19,670	(1,987)
Financing activities:
Net proceeds from issuance of common stock	48,459	33,218
Payments on obligations under capital leases	(113)	(22)

Net cash provided by financing activities	48,346	33,196

Net increase in cash and cash equivalents	60,139	27,056
Cash and cash equivalents at beginning of period	9,932	8,061

Cash and cash equivalents at end of period	$70,071	$35,117

Supplemental disclosure of cash flow information:
Interest paid	$6	$—

Supplemental schedule of noncash investing and financing activities:
Capital lease obligations incurred for property and equipment	$106	$—

Net unrealized (losses) gains on available-for-sale investments	$(266)	$91

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Financial Statements
(Unaudited)

March 31, 2002

1. Basis of Presentation

The accompanying unaudited financial statements of La Jolla Pharmaceutical Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2002. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2001 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

2. Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ materially from those estimates.

Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the periods in accordance with Statement of Financial Accounting Standard No. 128, Earnings per Share. As the Company has incurred a net loss for both periods presented, stock options and warrants are not included in the computation of diluted net loss per share because their effect is anti-dilutive.

Comprehensive Loss

In accordance with Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (Loss), unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). The Company’s comprehensive net loss totaled $8,381,000 and $6,458,000 for the three-month periods ended March 31, 2002 and 2001, respectively.

3. Changes in Securities

In January 2002, the Company sold 7,000,000 shares of common stock in a private placement to institutional and other accredited investors at a discounted per share value of the common stock on the purchase date with gross proceeds to the Company of approximately $51,590,000.

4. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard Nos. 141, Business Combinations (“SFAS 141”) and 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 replaces Accounting Principles Board Opinion No. 16, Business Combinations, and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. The adoption of these statements had no impact on our financial statements.

In August 2001, FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 supersedes the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions with regard to discontinued operations and eliminates the provisions of Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of, with regard to the requirement to test the allocation of goodwill to long-lived assets for impairment. SFAS 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale (e.g. abandonment, exchange and distribution). SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement had no impact on our financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Except for historical statements, this report contains forward-looking statements, involving significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Our analyses of clinical results of LJP 394, our drug candidate for the treatment of systemic lupus erythematosus (“lupus”), and LJP 1082, our drug candidate for the treatment of antibody-mediated thrombosis (“thrombosis”), are ongoing and future analyses could result in a finding that these drug candidates are not effective in large patient populations, do not provide a meaningful clinical benefit or may reveal a potential safety issue requiring us to develop new candidates. Our blood test to measure the binding affinity for LJP 394 is experimental, has not been validated by independent laboratories, may require regulatory approval and may be necessary for the approval and the commercialization of LJP 394. Our other potential drug candidates are at earlier stages of development and involve comparable risks. Analysis of our clinical trials could have negative or inconclusive results. Any positive results observed to date may not be indicative of future results. Even if results are promising, the U.S. Food and Drug Administration (“FDA”) may require additional clinical trials. The Company’s ability to develop and sell its products in the future may be affected by the intellectual property rights of third parties. Additional risk factors include the uncertainty of: obtaining required regulatory approvals; successfully marketing products; receiving future revenue from product sales or other sources such as collaborative relationships; future profitability; the need for additional financing; our dependence on patents and other proprietary rights; FDA approval of our manufacturing facilities; the increase in capacity of our manufacturing capabilities for possible commercialization; and our lack of marketing experience. Readers are cautioned to not place undue reliance upon forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described in our other reports and registration statements filed with the Securities and Exchange Commission from time to time, including our report on Form 10-K for the year ended December 31, 2001.

Overview

     Since our inception in May 1989, we have devoted substantially all of our resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. We have never generated any revenue from product sales and have relied upon sales of our equity securities to private and public investors, revenue from collaborative agreements, equipment lease financings and interest income on invested cash balances for our working capital. We have been unprofitable since inception and we expect to incur substantial additional expenses and net operating losses for at least the next several years as we increase our clinical trial and manufacturing activities including the production of LJP 394 and LJP 1082 for clinical trials, and increase our research and development expenditures on additional drug candidates, as well as general and administrative expenditures to support increased clinical trial, manufacturing and research and development activities. Our activities to date are not as broad in depth or scope as the activities we expect to undertake in the future, and our historical operations and the financial information included in this report are not necessarily indicative of our future operating results or financial condition.

     We expect losses to fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and potential revenues from collaborative arrangements. Some of these fluctuations may be significant. As of March 31, 2002, our accumulated deficit was approximately $118.4 million.

Results of Operations

     For the three months ended March 31, 2002, research and development expenses increased to $7.2 million from $6.5 million for the same period in 2001. The increase was due to an increase in expenses associated with our ongoing Phase III clinical trial of our lupus drug candidate, LJP 394, and the Phase I/II clinical trial of our thrombosis drug candidate, LJP 1082, which was initiated in November 2001.

     Research and development expense of $7.2 million for the three months ended March 31, 2002 consisted of $5.1 million for lupus research and development related expense, $1.4 million for thrombosis research and development related expense and $0.7 million for other research and development related expense. Total lupus research and development expense consisted primarily of investigator fees, clinical research organization fees, salaries and other costs related to research, manufacturing and clinical personnel, clinical lab fees, facilities expense and raw materials for the production of LJP 394 for clinical trials. Total thrombosis research and development expense consisted primarily of salaries for research and development personnel, raw materials for the production of LJP 1082 for clinical trials and facilities expense. Total other research and development expense primarily consisted of salaries for research and development personnel, facilities expense and research supplies.

     Our research and development expenses are expected to increase significantly in the future as clinical trial and manufacturing activities including the production of LJP 394 and LJP 1082 for clinical trials are increased, efforts to develop additional drug candidates are intensified and other potential products progress into and through clinical trials.

     General and administrative expenses increased to $1.4 million for the three months ended March 31, 2002 from $0.9 million for the same period in 2001. The increase was due to additional administrative expenditures to support our increased clinical and research and development activities. We expect general and administrative expenses to increase in the future in order to support increased clinical trial, manufacturing scale-up and research and development activities.

     Interest income decreased to $548,000 for the three months ended March 31, 2002 from $800,000 for the same period in 2001. The decrease in interest income was due to lower average interest rates on our investments for the three months ended March 31, 2002 as compared to the three month period ended March 31, 2001.

Liquidity and Capital Resources

     From inception through March 31, 2002, we have incurred a cumulative net loss of approximately $118.4 million and have financed our operations through private and public offerings of our securities, revenues from collaborative agreements, equipment lease financings and interest income on invested cash balances. As of March 31, 2002, we had raised approximately $207.0 million in net proceeds since inception from sales of our equity securities.

     At March 31, 2002, we had $86.1 million in cash, cash equivalents and short-term investments, as compared to $47.0 million at December 31, 2001. Our working capital at March 31, 2002 was $83.8 million, as compared to $44.4 million at December 31, 2001. The increase in cash, cash equivalents and short-term investments and working capital resulted from net proceeds of $48.3 million received by us from the sale of 7,000,000 shares of our common stock to private investors in January 2002. We invest our cash in corporate and United States Government-backed debt instruments.

     As of March 31, 2002, we had acquired an aggregate of $7.1 million in property and equipment, of which approximately $0.3 million of equipment is financed under capital lease obligations. In addition, we lease our office and laboratory facilities and certain equipment under operating leases. We currently have no material commitments for the acquisition of property and equipment. However, we anticipate increasing our investment in property and equipment in connection with the enhancement of our research and development and manufacturing facilities and capabilities.

     We intend to use our financial resources to fund clinical trials and to increase our manufacturing activities, including the production of LJP 394 and LJP 1082 for clinical trials, research and development efforts, and for working capital and other general corporate purposes. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the results of clinical trials, the timing of regulatory applications and approvals and technological developments. Expenditures also will depend upon the establishment and progression of collaborative arrangements and contract research as well as the availability of other financings. There can be no assurance that these funds will be available on acceptable terms, if at all.

     We anticipate that our existing capital, including the net proceeds of approximately $48.3 million received by us from the sale of 7,000,000 shares of our common stock to private investors in January 2002 and interest earned thereon, will be sufficient to fund our operations as currently planned, assuming that we do not engage a collaborative partner, into the fourth quarter of 2003. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the size and complexity of these programs, the scope and results of clinical trials, the analysis of data from the Phase III clinical trial for lupus and Phase I/II clinical trial for thrombosis, the time and costs involved in applying for any regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, our ability to establish and maintain collaborative relationships and the cost of manufacturing and effective commercialization activities and arrangements. We expect to incur significant net operating losses each year for at least the next several years as we expand our current research and development programs, including clinical trials and manufacturing activities, and increase our general and administrative expenses to support a larger, more complex corporate organization. It is possible that our cash requirements will exceed current projections and that we will therefore need additional financing sooner than currently expected.

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

     We will continue to seek capital through any appropriate means, including issuance of our securities and establishment of collaborative arrangements. However, there can be no assurance that additional financing will be available on acceptable terms and our negotiating position in capital-raising efforts may worsen as we continue to use existing resources. There is no assurance that we will be able to enter into collaborative relationships.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not utilize derivative financial instruments, derivative commodity instruments or other market-risk-sensitive instruments, positions or transactions in any material fashion. We are not subject to any material risks arising from changes in foreign currency exchange rates or commodity prices. We invest a portion of our excess cash in interest bearing investment-grade securities. The investment-grade securities we hold are subject to changes in the financial standing of the issuer of such securities. Due to their short term nature, however, we generally hold such investment-grade securities to their maturity date and therefore realize their face value. The balance of our cash equivalents are on deposit in money market funds and we do not expect fluctuations in interest rates to materially affect our financial results.

PART II.     OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES

     In January 2002, we sold 7,000,000 shares of our common stock to private investors for an aggregate price of $51.6 million. The sale was a privately negotiated sale to institutional and other accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The shares were sold without registration under the Securities Act of 1933 in reliance on Rule 506. The sale was made for the purpose of financing working capital. We filed a registration statement covering the resale of these shares on Form S-3 that became effective on February 4, 2002.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Description

3.1	Intentionally omitted
3.2	Amended and Restated Bylaws of the Company (1)
3.3	Amended and Restated Certificate of Incorporation of the Company (2)
4.0	Rights Agreement dated as of December 3, 1998 between the Company and American Stock Transfer & Trust Company (3)
4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (4)
4.2	Amendment to Rights Agreement, effective as of July 21, 2000, between the Company and American Stock Transfer & Trust Company (5)
10.44	Supplement to employment offer letter for Bruce K. Bennett, Jr.*

*	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(2)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein.

(3)	Previously filed with the Company’s Registration Statement on Form 8-A (No. 000-24274) as filed with the Securities and Exchange Commission on December 4, 1998.

(4)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein.

(5)	Previously filed with the Company’s Current Report on Form 8-K filed on January 26, 2001 and incorporated by reference herein. The changes effected by the Amendment are also reflected in the Amendment to Application for Registration on Form 8-A/A filed on January 26, 2001.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company

Date: May 14, 2002	By:	/s/ Steven B. Engle

Steven B. Engle Chairman and Chief Executive Officer On behalf of the Registrant

By:	/s/ Gail A. Sloan

Gail A. Sloan Secretary and Controller As Principal Financial and Accounting Officer

LA JOLLA PHARMACEUTICAL COMPANY

INDEX TO EXHIBITS

Exhibit
Number	Description

10.44	Supplement to employment offer letter for Bruce K. Bennett, Jr.