Form 10-Q
period 2002-06-30
LA JOLLA PHARMACEUTICAL CO
filed 2002-08-14
CIK 920465

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended June 30, 2002

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
Yes  [X]   No  [   ]

The number of shares of the Registrant’s common stock, $0.01 par value, outstanding at July 31, 2002 was 42,402,685.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY

Balance Sheets
(in thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)	(Note)
Assets:
Current assets:
Cash and cash equivalents	$49,202	$9,932
Short-term investments	25,676	37,028
Other current assets	1,358	568

Total current assets	76,236	47,528
Property and equipment, net	2,958	1,921
Patent costs and other assets, net	2,357	2,237

Total assets	$81,551	$51,686

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$952	$743
Accrued clinical expenses	1,171	703
Accrued pre-marketing expenses	329	536
Accrued expenses	902	541
Accrued payroll and related expenses	548	451
Current portion of obligations under capital leases	102	167

Total current liabilities	4,004	3,141
Commitments
Stockholders’ equity:
Common stock	424	353
Additional paid-in capital	206,736	158,223
Other comprehensive income	109	218
Accumulated deficit	(129,722)	(110,249)

Total stockholders’ equity	77,547	48,545

Total liabilities and stockholders’ equity	$81,551	$51,686

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete balance sheets.

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Expenses:
Research and development	9,661	5,949	16,905	12,414
General and administrative	1,788	1,024	3,201	1,908

Total expenses	11,449	6,973	20,106	14,322

Loss from operations	(11,449)	(6,973)	(20,106)	(14,322)
Interest expense	(9)	(13)	(15)	(13)
Interest income	100	880	648	1,680

Net loss	$(11,358)	$(6,106)	$(19,473)	$(12,655)

Basic and diluted net loss per share	$(.27)	$(.17)	$(.47)	$(.37)

Shares used in computing basic and diluted net loss per share	42,356	35,150	41,671	33,926

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,

	2002	2001

Operating Activities:
Net loss	$(19,473)	$(12,655)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	656	258
Accretion of interest income	470	(107)
Change in operating assets and liabilities:
Other current assets	(790)	(893)
Accounts payable and accrued expenses	570	102
Accrued clinical expenses	468	(801)
Accrued pre-marketing expenses	(207)	—
Accrued payroll and related expenses	97	109

Net cash used for operating activities	(18,209)	(13,987)
Investing Activities:
Decrease (increase) in short-term investments	10,773	(5,901)
Additions to property and equipment	(1,537)	(506)
Increase in patent costs and other assets	(160)	(168)

Net cash provided by (used for) investing activities	9,076	(6,575)
Financing Activities:
Net proceeds from issuance of common stock	48,584	33,283
Payments on obligations under capital leases	(181)	(159)

Net cash provided by financing activities	48,403	33,124
Net increase in cash and cash equivalents	39,270	12,562
Cash and cash equivalents at beginning of period	9,932	8,061

Cash and cash equivalents at end of period	$49,202	$20,623

Supplemental disclosure of cash flow information:
Interest paid	$15	$13

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations incurred for property and equipment	$116	$371

Net unrealized (losses) gains on available-for-sale investments	$(109)	$56

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Financial Statements
(Unaudited)

June 30, 2002

1. Basis of Presentation

The accompanying unaudited financial statements of La Jolla Pharmaceutical Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2002. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2001 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the periods in accordance with Statement of Financial Accounting Standard No. 128, Earnings Per Share. As the Company has incurred a net loss for all periods presented, stock options and warrants are not included in the computation of diluted net loss per share because their effect is anti-dilutive.

Comprehensive Loss

In accordance with Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (Loss), unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). The Company’s comprehensive net loss totaled $11,201,000 and $6,141,000 for the three-month periods and $19,582,000 and $12,599,000 for the six-month periods ended June 30, 2002 and 2001, respectively.

3. Recent Accounting Pronoucements

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Except for historical statements, this report contains forward-looking statements involving significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Our analyses of clinical results of LJP 394, our drug candidate for the treatment of systemic lupus erythematosus (“lupus”), and LJP 1082, our drug candidate for the treatment of antibody-mediated thrombosis (“thrombosis”), are ongoing and future analyses could result in a finding that these drug candidates are not effective in large patient populations, do not provide a meaningful clinical benefit or may reveal a potential safety issue requiring us to develop new candidates. Our blood test to measure the binding affinity for LJP 394 is experimental, has not been validated by independent laboratories, may require regulatory approval and may be necessary for the approval and the commercialization of LJP 394. Our other potential drug candidates are at earlier stages of development and involve comparable risks. Analysis of our clinical trials could have negative or inconclusive results. Any positive results observed to date may not be indicative of future results. Even if results are promising, the U.S. Food and Drug Administration (“FDA”) may require additional clinical trials. The Company’s ability to develop and sell its products in the future may be affected by the intellectual property rights of third parties. Additional risk factors include the uncertainty of: obtaining required regulatory approvals; successfully marketing products; receiving future revenue from product sales or other sources such as collaborative relationships; future profitability; the need for additional financing; our dependence on patents and other proprietary rights; FDA approval of our manufacturing facilities; the increase in capacity of our manufacturing capabilities for possible commercialization; and our lack of marketing experience. Readers are cautioned to not place undue reliance upon forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described in our other reports and registration statements filed with the Securities and Exchange Commission from time to time, including our report on Form 10-K for the year ended December 31, 2001.

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

     We expect losses to fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and potential revenues from collaborative arrangements. Some of these fluctuations may be significant. As of June 30, 2002, our accumulated deficit was approximately $129.7 million.

Results of Operations

     For the three and six months ended June 30, 2002, research and development expenses increased to $9.7 million and $16.9 million, respectively, from $5.9 million and $12.4 million for the same periods in 2001. The increase was due to an increase in expenses associated with our ongoing Phase III clinical trial of our lupus drug candidate, LJP 394, and the Phase I/II clinical trial of our thrombosis drug candidate, LJP 1082, which was initiated in November 2001.

     Research and development expense of $9.7 million for the three months ended June 30, 2002 consisted of $7.5 million for lupus research and development related expense, $1.8 million for thrombosis research and development related expense and $0.4 million for other research and development related expense. Research and development expense of $16.9 million for the six months ended June 30, 2002 consisted of $12.7 million for lupus research and development related expense, $3.2 million for thrombosis research and development related expense and $1.0 million for other research and development related expense. For the three and six months ended June 30, 2002, total lupus research and development expense consisted primarily of clinical trial related costs such as investigator fees, clinical research organization fees, trial enrollment advertising fees, clinical lab fees, regulatory and clinical consulting fees and raw materials for the production of LJP 394 for clinical trials, as well as salaries and other costs related to research, manufacturing and clinical personnel. For the three and six months ended June 30, 2002, total thrombosis research and development expense consisted primarily of salaries and other costs related to research and development personnel, raw materials for the production of LJP 1082 for clinical trials, investigator fees and contract clinical research associate fees. For the three and six months ended June 30, 2002, total other research and development expense primarily consisted of salaries and other costs related to research and development personnel and research supplies.

     Our research and development expenses are expected to increase significantly in the future as clinical trial and manufacturing activities including the production of LJP 394 and LJP 1082 for clinical trials are increased, efforts to develop additional drug candidates are intensified and other potential drug candidates progress into and through clinical trials.

     General and administrative expenses increased to $1.8 million and $3.2 million for the three and six months ended June 30, 2002, respectively, from $1.0 million and $1.9 million for the same periods in 2001. The increase was due to additional administrative expenditures to support our increased clinical, research and development and pre-marketing activities. We expect general and administrative expenses to increase in the future in order to support increased clinical trial, manufacturing scale-up and research and development activities.

     Interest income decreased to $0.1 million and $0.6 million for the three and six months ended June 30, 2002, respectively, from $0.9 million and $1.7 million for the same periods in 2001. The decrease in interest income was due to lower average interest rates on our investments for the three and six months ended June 30, 2002 as compared to the three and six month periods ended June 30, 2001.

Liquidity and Capital Resources

     From inception through June 30, 2002, we have incurred a cumulative net loss of approximately $129.7 million and have financed our operations through private and public offerings of our securities, revenues from collaborative agreements, equipment lease financings and interest income on invested cash balances. As of June 30, 2002, we had raised approximately $207.2 million in net proceeds since inception from sales of our equity securities.

     At June 30, 2002, we had $74.9 million in cash, cash equivalents and short-term investments, as compared to $47.0 million at December 31, 2001. Our working capital at June 30, 2002 was $72.2 million, as compared to $44.4 million at December 31, 2001. The increase in cash, cash equivalents and short-term investments and working capital resulted from net proceeds of $48.3 million we received from the sale of 7,000,000 shares of our common stock to private investors in January 2002. We invest our cash in United States Government-backed and corporate debt instruments.

     As of June 30, 2002, we had acquired an aggregate of $7.9 million in property and equipment, of which approximately $0.2 million of equipment is financed under capital lease obligations. In addition, we lease our office and laboratory facilities and certain equipment under operating leases. We currently have no material commitments for the acquisition of property and equipment. However, we anticipate increasing our investment in property and equipment in connection with the enhancement of our research and development and manufacturing facilities and capabilities.

     We intend to use our financial resources to fund clinical trials and to increase our manufacturing activities, including the production of LJP 394 and LJP 1082 for clinical trials, research and development efforts, and for working capital and other general corporate purposes. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the results of clinical trials, the timing of regulatory applications and approvals and technological developments. Expenditures also will depend upon the establishment and progression of collaborative arrangements and contract research as well as the availability of other financings. There can be no assurance that we will generate funds from these sources on acceptable terms, if at all.

     We anticipate that our existing capital and interest earned thereon, will be sufficient to fund our operations as currently planned, assuming that we do not engage a collaborative partner, into the fourth quarter of 2003. Based on our current projections, we estimate that we will end our fiscal year of 2002 with approximately $35 to $40 million in cash and cash equivalents, however actual results could differ materially from this forward-looking estimate. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the size and complexity of these programs, the scope and results of clinical trials, the analysis of data from the Phase III clinical trial for lupus and the Phase I/II clinical trial for thrombosis, the time and costs involved in applying for any regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, our ability to establish and maintain collaborative relationships and the cost of manufacturing and effective commercialization activities and arrangements. We expect to incur significant net operating losses each year for at least the next several years as we expand our current research and development programs, including clinical trials and manufacturing activities, and increase our general and administrative expenses to support a larger, more complex corporate organization. It is possible that our cash requirements will exceed current projections and that we will therefore need additional financing sooner than currently expected.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on May 22, 2002. All of the directors nominated for election by the Company’s Board of Directors and as stated in the Company’s Proxy Statement were elected as follows:

Director Nominee	Term	Votes in Favor	Votes Withheld

William Engbers	Three years	31,247,922	794,383
W. Leigh Thompson, Ph.D.	Three years	31,247,922	794,383

     In addition, Steven Engle, Thomas Adams, Robert Fildes, Stephen Martin and William Ringo continued to serve on the Company’s Board of Directors after the Annual Meeting. All of the Company’s proposals as stated in the Company’s Proxy Statement were approved as follows:

				Broker
Proposal Description	Votes in Favor	Votes Against	Abstaining	Non-Votes

Amendment to the 1994 Stock Incentive Plan to increase by 1,900,000 the number of shares of the Company’s Common Stock available under the Plan	30,053,658	1,955,380	33,267	—

Amendment to the 1995 Employee Stock Purchase Plan to increase by 200,000 the number of shares of the Company’s Common Stock available under the Plan	31,698,291	320,476	23,537	1

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

Exhibit
Number	Description

3.1	Intentionally omitted
3.2	Amended and Restated Bylaws of the Company (1)
3.3	Amended and Restated Certificate of Incorporation of the Company (2)
4.0	Rights Agreement dated as of December 3, 1998 between the Company and American Stock Transfer & Trust Company (3)
4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (4)
4.2	Amendment to Rights Agreement, effective as of July 21, 2000, between the Company and American Stock Transfer & Trust Company (5)
10.19	La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (Amended and Restated as of May 22, 2002)*
10.20	La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (Amended and Restated as of May 22, 2002)*
10.45	Supplement to employment offer letter for Kenneth R. Heilbrunn, M.D.*
99.1	Certification pursuant to 906 of the Sarbanes-Oxley Act

*	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(2)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein.

(3)	Previously filed with the Company’s Registration Statement on Form 8-A (No. 000-24274) as filed with the Securities and Exchange Commission on December 4, 1998.

(4)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein.

(5)	Previously filed with the Company’s Current Report on Form 8-K filed on January 26, 2001 and incorporated by reference herein. The changes effected by the Amendment are also reflected in the Amendment to Application for Registration on Form 8-A/A filed on January 26, 2001.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company

Date: August 13, 2002	By:	/s/ Steven B. Engle

Steven B. Engle Chairman and Chief Executive Officer On behalf of the Registrant

By:	/s/ Gail A. Sloan

Gail A. Sloan Secretary and Controller As Principal Financial and Accounting Officer

LA JOLLA PHARMACEUTICAL COMPANY

INDEX TO EXHIBITS

Exhibit
Number	Description

10.19	La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (Amended and Restated as of May 22, 2002)

10.20	La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (Amended and Restated as of May 22, 2002)

10.45	Supplement to employment offer letter for Kenneth R. Heilbrunn, M.D.

99.1	Certification pursuant to 906 of the Sarbanes-Oxley Act