Form 10-Q
period 2002-09-30
LA JOLLA PHARMACEUTICAL CO
filed 2002-11-07
CIK 920465

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended September 30, 2002
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X] No  [   ]

The number of shares of the Registrant’s common stock, $0.01 par value, outstanding at October 31, 2002 was 42,422,560.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY

Balance Sheets
(in thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Note)
Assets:
Current assets:
Cash and cash equivalents	$10,070	$9,932
Short-term investments	55,343	37,028
Other current assets	1,325	568

Total current assets	66,738	47,528
Property and equipment, net	4,454	1,921
Patent costs and other assets, net	2,427	2,237

Total assets	$73,619	$51,686

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,716	$743
Accrued clinical expenses	2,006	703
Accrued pre-marketing expenses	51	536
Accrued expenses	696	541
Accrued payroll and related expenses	1,246	451
Current portion of note payable	236	—
Current portion of obligations under capital leases	63	167

Total current liabilities	6,014	3,141
Noncurrent portion of note payable	694	—
Commitments
Stockholders’ equity:
Common stock	424	353
Additional paid-in capital	206,817	158,223
Other comprehensive income	78	218
Accumulated deficit	(140,408)	(110,249)

Total stockholders’ equity	66,911	48,545

Total liabilities and stockholders’ equity	$73,619	$51,686

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete balance sheets.

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Expenses:
Research and development	$9,448	$4,939	$26,353	$17,353
General and administrative	1,656	1,042	4,857	2,950

Total expenses	11,104	5,981	31,210	20,303

Loss from operations	(11,104)	(5,981)	(31,210)	(20,303)
Interest expense	(7)	(10)	(22)	(23)
Interest income	425	645	1,073	2,325

Net loss	$(10,686)	$(5,346)	$(30,159)	$(18,001)

Basic and diluted net loss per share	$(.25)	$(.15)	$(.72)	$(.52)

Shares used in computing basic and diluted net loss per share	42,402	35,224	41,918	34,384

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,

	2002	2001

Operating Activities:
Net loss	$(30,159)	$(18,001)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	976	450
Accretion of interest income	396	155
Change in operating assets and liabilities:
Other current assets	(757)	(778)
Accounts payable and accrued expenses	1,128	50
Accrued clinical expenses	1,303	(964)
Accrued pre-marketing expenses	(485)	—
Accrued payroll and related expenses	795	264

Net cash used for operating activities	(26,803)	(18,824)
Investing Activities:
Increase in short-term investments	(18,851)	(8,127)
Additions to property and equipment	(3,324)	(964)
Increase in patent costs and other assets	(249)	(323)

Net cash used for investing activities	(22,424)	(9,414)
Financing Activities:
Net proceeds from issuance of common stock	48,665	33,356
Proceeds from issuance of note payable	958	—
Payments on note payable	(28)	—
Payments on obligations under capital leases	(230)	(268)

Net cash provided by financing activities	49,365	33,088
Net increase in cash and cash equivalents	138	4,850
Cash and cash equivalents at beginning of period	9,932	8,061

Cash and cash equivalents at end of period	$10,070	$12,911

Supplemental disclosure of cash flow information:
Interest paid	$22	$10

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations incurred for property and equipment	$126	$483

Net unrealized (losses) gains on available-for-sale investments	$(140)	$132

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Financial Statements
(Unaudited)

September 30, 2002

1. Basis of Presentation

The accompanying unaudited financial statements of La Jolla Pharmaceutical Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2002. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2001 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the periods in accordance with Statement of Financial Accounting Standard No. 128, Earnings Per Share. As the Company has incurred a net loss for all periods presented, stock options are not included in the computation of diluted net loss per share because their effect is anti-dilutive.

Comprehensive Loss

In accordance with Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (Loss), unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). The Company’s comprehensive net loss totaled $10,717,000 and $5,270,000 for the three-month periods and $30,299,000 and $17,869,000 for the nine-month periods ended September 30, 2002 and 2001, respectively.

3. Recent Accounting Pronouncements

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

In August 2001, FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 supersedes the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to discontinued operations and eliminates the provisions of Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of, with regard to the requirement to test the allocation of goodwill to long-lived assets for impairment. SFAS 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale (e.g., abandonment, exchange and distribution). SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement had no impact on our financial statements.

In June 2002, FASB issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan. We are required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. We do not expect that the adoption of SFAS 146 will have a material impact on our financial statements.

4. Note Payable

     In September 2002, we entered into a note payable for $958,000 to finance certain purchases of property and equipment. The note bears interest at 9.45% per annum and is payable in monthly installments of principal and interest of approximately $28,000 for the first 36 months and $17,000 for the remaining five months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Except for historical statements, this report contains forward-looking statements involving significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Our analyses of clinical results of LJP 394, our drug candidate for the treatment of systemic lupus erythematosus (“lupus”), and LJP 1082, our drug candidate for the treatment of antibody-mediated thrombosis (“thrombosis”), are ongoing and future analyses could result in a finding that these drug candidates are not effective in large patient populations, do not provide a meaningful clinical benefit or may reveal a potential safety issue requiring us to develop new candidates. Our blood test to measure the binding affinity for LJP 394 is experimental, has been validated internally but has not been validated by independent laboratories, may require regulatory approval and may be necessary for the approval and the commercialization of LJP 394. Our other potential drug candidates are at earlier stages of development and involve comparable risks. Analysis of our clinical trials could have negative or inconclusive results. Any positive results observed to date may not be indicative of future results. Even if results are promising, the U.S. Food and Drug Administration (“FDA”) may require additional clinical trials. The Company’s ability to develop and sell its products in the future may be affected by the intellectual property rights of third parties. Additional risk factors include the uncertainty of: obtaining required regulatory approvals; successfully marketing products; receiving future revenue from product sales or other sources such as collaborative relationships; future profitability; the need for additional financing; our dependence on patents and other proprietary rights; FDA approval of our manufacturing facilities; the increase in capacity of our manufacturing capabilities for possible commercialization; and our lack of marketing experience. Readers are cautioned to not place undue reliance upon forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described in our other reports and registration statements filed with the Securities and Exchange Commission from time to time, including our report on Form 10-K for the year ended December 31, 2001.

Overview

     Since our inception in May 1989, we have devoted substantially all of our resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. We have never generated any revenue from product sales and have relied upon sales of our equity securities to private and public investors, revenue from collaborative agreements, equipment financings and interest income on invested cash balances for our working capital. We have been unprofitable since inception and we expect to incur substantial additional expenses and net operating losses for several years as we increase our clinical trial and manufacturing activities, including the production of LJP 394 for our open-label follow-on study, the production of LJP 1082 for clinical and toxicology studies, and, if we receive favorable clinical results and FDA approval, for the potential commercial production of LJP 394 and the hiring of a sales force. We also expect to increase our research and development expenditures on additional drug candidates, as well as general and administrative expenditures to support increased clinical trial, manufacturing and research and development activities. Our activities to date are not as broad in depth or scope as the activities we expect to undertake in the future, and our historical operations and the financial information included in this report are not necessarily indicative of our future operating results or financial condition.

     We expect losses to fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and potential revenues from collaborative arrangements. Some of these fluctuations may be significant. As of September 30, 2002, our accumulated deficit was approximately $140.4 million.

Results of Operations

     For the three and nine months ended September 30, 2002, research and development expenses increased to $9.4 million and $26.4 million, respectively, from $4.9 million and $17.4 million for the same periods in 2001. The increase was primarily due to an increase in expenses associated with our Phase III clinical trial and our open-label follow-on study of our lupus drug candidate, LJP 394, and the Phase I/II clinical trial of our thrombosis drug candidate, LJP 1082, which was initiated in November 2001.

     Research and development expense of $9.4 million for the three months ended September 30, 2002 consisted of $7.0 million for lupus research and development related expense, $1.9 million for thrombosis research and development related expense and $0.5 million for other research and development related expense. Research and development expense of $26.4 million for the nine months ended September 30, 2002 consisted of $19.7 million for lupus research and development related expense, $5.2 million for thrombosis research and development related expense and $1.5 million for other research and development related expense. For the three and nine months ended September 30, 2002, total lupus research and development expense consisted primarily of clinical trial related costs such as investigator fees, clinical research organization fees, trial enrollment advertising fees, clinical lab fees, regulatory and clinical consulting fees and raw materials for the production of LJP 394 for clinical trials, as well as salaries and other costs related to research, manufacturing and clinical personnel. For the three and nine months ended September 30, 2002, total thrombosis research and development expense consisted primarily of salaries and other costs related to research and development personnel, raw materials for the production of LJP 1082 for clinical trials, investigator fees and contract clinical research associate fees. For the three and nine months ended September 30, 2002, total other research and development expense consisted primarily of salaries and other costs related to research and development personnel and research supplies.

     Our research and development expenses are expected to increase significantly in the future as our clinical trial and manufacturing activities, including the production of LJP 394 for our open-label follow-on study and LJP 1082 for clinical and toxicology studies, are increased, efforts to develop additional drug candidates are intensified and other potential drug candidates progress into and through clinical trials.

     General and administrative expenses increased to $1.7 million and $4.9 million for the three and nine months ended September 30, 2002, respectively, from $1.0 million and $3.0 million for the same periods in 2001. The increase was primarily due to additional personnel costs to support our increased clinical and research and development activities, as well as pre-marketing consulting fees. We expect general and administrative expenses to increase in the future in order to support increased clinical trial, manufacturing scale-up and research and development activities as well as potential commercialization activities.

     Interest income decreased to $0.4 million and $1.1 million for the three and nine months ended September 30, 2002, respectively, from $0.6 million and $2.3 million for the same periods in 2001. The decrease in interest income was due to lower average interest rates on our investments partially offset by higher average investment balances for the three and nine months ended September 30, 2002 as compared to the three and nine month periods ended September 30, 2001.

Liquidity and Capital Resources

     From inception through September 30, 2002, we have incurred a cumulative net loss of approximately $140.4 million and have financed our operations through private and public offerings of our securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. As of September 30, 2002, we had raised approximately $206.4 million in net proceeds since inception from sales of our equity securities.

     At September 30, 2002, we had $65.4 million in cash, cash equivalents and short-term investments, as compared to $47.0 million at December 31, 2001. Our working capital at September 30, 2002 was $60.7 million, as compared to $44.4 million at December 31, 2001. The increase in cash, cash equivalents and short-term investments and working capital resulted from net proceeds of $48.3 million we received from the sale of 7,000,000 shares of our common stock to private investors in January 2002. We invest our cash in money market funds, and United States Government-backed and corporate debt instruments.

     As of September 30, 2002, we had acquired an aggregate of $9.6 million in property and equipment, of which approximately $0.2 million of equipment is financed under capital lease obligations and $0.9 million is pledged as security on a note payable. In addition, we lease our office and laboratory facilities and certain equipment under operating leases. We currently have no material commitments for the acquisition of property and equipment. However, we anticipate increasing our investment in property and equipment in connection with the enhancement of our research and development and manufacturing facilities and capabilities.

     We intend to use our existing financial resources to fund clinical trials and to increase our manufacturing activities, including the production of LJP 394 for our open-label follow-on study, the production of LJP 1082 for clinical and toxicology studies, for research and development efforts, and for working capital and other general corporate purposes. Assuming we receive favorable clinical results and FDA approval for LJP 394, and we raise additional funds, we expect to use these additional funds for commercialization activities such as the commercial production of LJP 394 and the hiring of a sales force. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the results of clinical trials, the timing of regulatory applications and approvals and technological developments. Expenditures also will depend upon the establishment and progression of collaborative arrangements and contract research as well as the availability of other financings. There can be no assurance that we will generate funds from these sources on acceptable terms, if at all.

     We anticipate that our existing capital and interest earned thereon will be sufficient to fund our operations as currently planned into the fourth quarter of 2003, assuming that we do not engage in additional commercialization activities for LJP 394, such as the building of inventory for launch or the hiring of a sales force. Based on our current projections, we estimate that we will end our fiscal year for 2002 with approximately $40 to $45 million in cash and cash equivalents, but actual results could differ materially from this forward-looking estimate. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the size and complexity of these programs, the scope and results of clinical trials, the analysis of data from the Phase III clinical trial for lupus and the Phase I/II clinical trial for thrombosis, the time and costs involved in applying for any regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, our ability to establish and maintain collaborative relationships and the cost of manufacturing and effective commercialization activities and arrangements. We expect to incur significant net operating losses and uses of cash for operating activities and capital expenditures each year for several years as we expand our current research and development programs, including clinical trials and manufacturing activities, engage in potential commercialization activities and increase our general and administrative expenses to support a larger, more complex corporate organization. It is possible that our cash requirements will exceed current projections and that we will therefore need additional financing sooner than currently expected.

     We have no current means of generating cash flow from operations. Our lead drug candidate, LJP 394, will not generate revenues, if at all, until it has been proven safe and effective, has received regulatory approval and has been successfully commercialized. This process is expected to take several years. Our other drug candidates are much less developed than LJP 394. There can be no assurance that our product development efforts with respect to LJP 394 or any other drug candidate will be successfully completed, that required regulatory approvals will be obtained or that any product, if introduced, will be successfully marketed or achieve commercial acceptance. Accordingly, we must continue to rely upon outside sources of financing to meet our capital needs for the foreseeable future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not utilize derivative financial instruments, derivative commodity instruments or other market-risk-sensitive instruments, positions or transactions in any material fashion. We are not subject to any material risks arising from changes in foreign currency exchange rates or commodity prices. We invest a portion of our excess cash in interest bearing investment-grade securities. The investment-grade securities we hold are subject to changes in the financial standing of the issuer of such securities. Due to their short term nature, however, we generally hold such investment-grade securities to their maturity or interest reset date and therefore realize their face value. The balance of our cash equivalents are on deposit in money market funds and we do not expect fluctuations in interest rates to materially affect our financial results.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. The evaluation also included the analysis of our Senior Director of Finance and Controller in as much as our CFO assumed his position on October 21, 2002. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Description

3.1	Intentionally omitted
3.2	Amended and Restated Bylaws of the Company (1)
3.3	Amended and Restated Certificate of Incorporation of the Company (2)
4.0	Rights Agreement dated as of December 3, 1998 between the Company and American Stock Transfer & Trust Company (3)
4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (4)
4.2	Amendment to Rights Agreement, effective as of July 21, 2000, between the Company and American Stock Transfer & Trust Company (5)
10.19	La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (Amended and Restated as of May 22, 2002) (6)*
10.20	La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (Amended and Restated as of May 22, 2002) (6)*
10.46	Supplement to employment offer letter for Karen K. Church*
10.47	Supplement to employment offer letter for David Duncan, Jr.*
10.48	Master Security Agreement, effective as of September 6, 2002, between the Company and General Electric Capital Corporation
10.49	Promissory Note dated as of September 26, 2002 between the Company and General Electric Capital Corporation
10.50	Amendment to Promissory Note, effective as of September 27, 2002, between the Company and General Electric Capital Corporation
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(2)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein.

(3)	Previously filed with the Company’s Registration Statement on Form 8-A (No. 000-24274) as filed with the Securities and Exchange Commission on December 4, 1998.

(4)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein.

(5)	Previously filed with the Company’s Current Report on Form 8-K filed on January 26, 2001 and incorporated by reference herein. The changes effected by the Amendment are also reflected in the Amendment to Application for Registration on Form 8-A/A filed on January 26, 2001.

(6)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated by reference herein.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company

Date: November 6, 2002	By:	/s/ Steven B. Engle

Steven B. Engle Chairman and Chief Executive Officer On behalf of the Registrant

	By:	/s/ David Duncan, Jr.

David Duncan, Jr. Chief Financial Officer As Principal Financial and Accounting Officer

CERTIFICATIONS

I, Steven B. Engle, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of La Jolla Pharmaceutical Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002	/s/ Steven B. Engle

Steven B. Engle Chairman and Chief Executive Officer

CERTIFICATIONS

I, David Duncan, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of La Jolla Pharmaceutical Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002	/s/ David Duncan, Jr.

David Duncan, Jr. Chief Financial Officer

LA JOLLA PHARMACEUTICAL COMPANY

INDEX TO EXHIBITS

Exhibit
Number	Description

10.46	Supplement to employment offer letter for Karen K. Church
10.47	Supplement to employment offer letter for David Duncan, Jr.
10.48	Master Security Agreement, effective as of September 6, 2002, between the Company and General Electric Capital Corporation
10.49	Promissory Note dated as of September 26, 2002 between the Company and General Electric Capital Corporation
10.50	Amendment to Promissory Note, effective as of September 27, 2002, between the Company and General Electric Capital Corporation
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002