Form 10-Q
period 2003-03-31
LA JOLLA PHARMACEUTICAL CO
filed 2003-05-13
CIK 920465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Mark One

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at April 30, 2003 was 42,551,303.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY

Balance Sheets
(in thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$7,995	$5,610
Short-term investments	30,660	47,115
Other current assets	1,341	719

Total current assets	39,996	53,444
Property and equipment, net	6,591	6,034
Patent costs and other assets, net	2,512	2,386

Total assets	$49,099	$61,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,584	$1,846
Accrued clinical expenses	2,109	2,454
Accrued pre-marketing expenses	10	191
Accrued expenses	469	637
Accrued payroll and related expenses	1,060	1,332
Obligations under capital leases	82	60
Current portion of notes payable	423	434

Total current liabilities	7,737	6,954
Noncurrent portion of notes payable	1,013	1,111
Commitments
Stockholders’ equity:
Common stock	426	425
Additional paid-in capital	207,005	206,905
Other comprehensive income	26	36
Accumulated deficit	(167,108)	(153,567)

Total stockholders’ equity	40,349	53,799

Total liabilities and stockholders’ equity	$49,099	$61,864

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States.

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2003	2002

Expenses:
Research and development	$11,920	$7,244
General and administrative	1,801	1,413

Total expenses	13,721	8,657

Loss from operations	(13,721)	(8,657)
Interest expense	(43)	(6)
Interest income	223	548

Net loss	$(13,541)	$(8,115)

Basic and diluted net loss per share	$(.32)	$(.20)

Shares used in computing basic and diluted net loss per share	42,480	40,979

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,

	2003	2002

Operating activities:
Net loss	$(13,541)	$(8,115)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	518	262
Accretion of interest income	2	232
Change in operating assets and liabilities:
Other current assets	(622)	(234)
Accounts payable and accrued expenses	1,570	340
Accrued clinical expenses	(345)	(42)
Accrued pre-marketing expenses	(181)	(536)
Accrued payroll and related expenses	(272)	216

Net cash used for operating activities	(12,871)	(7,877)
Investing activities:
Decrease in short-term investments	16,443	20,519
Additions to property and equipment	(991)	(738)
Increase in patent costs and other assets	(151)	(111)

Net cash provided by investing activities	15,301	19,670
Financing activities:
Net proceeds from issuance of common stock	101	48,459
Payments on obligations under capital leases	(37)	(113)
Payments on notes payable	(109)	—

Net cash (used for) provided by financing activities	(45)	48,346

Net increase in cash and cash equivalents	2,385	60,139
Cash and cash equivalents at beginning of period	5,610	9,932

Cash and cash equivalents at end of period	$7,995	$70,071

Supplemental disclosure of cash flow information:
Interest paid	$43	$6

Supplemental schedule of noncash investing and financing activities:
Capital lease obligations incurred for property and equipment	$59	$106

Net unrealized losses on available-for-sale investments	$(10)	$(266)

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Financial Statements
(Unaudited)

March 31, 2003

1. Basis of Presentation

The accompanying unaudited financial statements of La Jolla Pharmaceutical Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2003. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2002 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

Stock-Based Compensation

As allowed under Statement of Financial Accounting Standard No. 123, Accounting and Disclosure of Stock-Based Compensation (“SFAS 123”), the Company has elected to continue to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. The Company generally grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant and therefore, under APB 25, it recognizes no compensation expense for such stock option grants.

Pro forma information regarding net loss and net loss per share is required by SFAS 123. SFAS 123 requires that the information be determined as if the Company has accounted for its employee stock plans granted after December 31, 1994 under the fair value method prescribed by SFAS 123. The fair value of the options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three-month periods ended March 31, 2003 and 2002, respectively: risk-free interest rate of 2.8% and 3.0%; volatility factor of the expected market price of the Company’s common stock of 1.230 and 1.056; and a weighted average expected life of 4.9 years and a dividend yield of 0% for both periods presented.

For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options’ vesting period. The Company’s pro forma information follows (in thousands except for net loss per share information):

	Three Months Ended March 31,

	2003	2002

Pro forma net loss	$(15,205)	$(9,184)

Pro forma basic and diluted net loss per share	$(0.36)	$(0.22)

The effects of applying SFAS 123 for either recognizing compensation expense or providing pro forma disclosures may not be representative of the effects on reported net loss for future years.

Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the periods in accordance with Statement of Financial Accounting Standard No. 128, Earnings per Share. As the Company has incurred a net loss for both periods presented in the Statements of Operations, stock options are not included in the computation of diluted net loss per share because their effect is anti-dilutive.

Comprehensive Loss

In accordance with Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (Loss), unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). The Company’s comprehensive net loss totaled $13,551,000 and $8,381,000 for the three-month periods ended March 31, 2003 and 2002, respectively.

3. Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 previously recognized the liability at the commitment date to an exit plan. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement had no impact on the Company's financial statements.

In December 2002, FASB issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method used to account for stock-based employee compensation and the effect of the method on reported results. SFAS 148 does not permit the use of the original SFAS 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. The Company has not yet completed the final evaluation of transitioning options presented by SFAS 148. However, during 2003, the Company expects to reach a determination of whether and, if so, when to change its existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of SFAS 148.

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The Company will be required to adopt this provision for revenue arrangements entered into on or after June 15, 2003. Management is currently evaluating the effect that the adoption of EITF 00-21 may have on the Company’s results of operations and financial condition.

4. Subsequent Events

In April 2003, the Company entered into a note payable for $583,000 to finance certain purchases of its property and equipment. The note is secured by the financed property and equipment, bears interest at 9.70% per annum, and is payable in monthly installments of principal and interest of approximately $17,000 for the first 36 months and $11,000 for the remaining six months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Except for historical statements, this report contains forward-looking statements involving significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Forward-looking statements include those which express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. Although we plan to submit a New Drug Application (“NDA”) for Riquent™, there is no guarantee that regulatory authorities will approve Riquent in a timely manner, or at all. Our analyses of clinical results of Riquent, previously known as LJP 394, our drug candidate for the treatment of systemic lupus erythematosus (“lupus”), and LJP 1082, our drug candidate for the treatment of antibody-mediated thrombosis (“thrombosis”), are ongoing and could result in a finding that these drug candidates are not effective in large patient populations, do not provide a meaningful clinical benefit, or may reveal a potential safety issue requiring us to develop new candidates. Although we have determined to submit a NDA for Riquent, the clinical results from our clinical trials of Riquent may not ultimately be sufficient to obtain regulatory clearance to market Riquent either in the U.S. or Europe, and we may be required to conduct additional clinical studies to demonstrate the safety and efficacy of Riquent to obtain marketing approval. There is no guarantee, however, that we will have the necessary resources to complete any additional trial, that we will elect to conduct an additional trial, or that any additional trial will sufficiently demonstrate the safety and efficacy of Riquent. Our blood test to measure the binding affinity for Riquent is experimental, has not been validated by independent laboratories, will likely require regulatory approval, and will likely be necessary for the approval and the commercialization of Riquent. Our other potential drug candidates are at earlier stages of development and involve comparable risks. Analysis of our clinical trials could have negative or inconclusive results. Any positive results observed to date may not be indicative of future results. In any event, regulatory authorities may require additional clinical trials, or may not approve our drugs. Our ability to develop and sell our products in the future may be affected by the intellectual property rights of third parties. Additional risk factors include the uncertainty and timing of: obtaining required regulatory approvals, including delays associated with any approvals that we may obtain; the clear need for additional financing; Food and Drug Administration approval of our manufacturing facilities and processes; the increase in capacity of our manufacturing capabilities for possible commercialization; successfully marketing and selling our products; our lack of manufacturing, marketing, and sales experience; generating future revenue from product sales or other sources such as collaborative relationships; future profitability; and our dependence on patents and other proprietary rights. Readers are cautioned to not place undue reliance upon forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described in our Annual Report on Form 10-K for the year ended December 31, 2002, and in other reports and registration statements that we file with the Securities and Exchange Commission from time to time.

Recent Developments

     In February 2003, we announced initial results from our Phase 3 clinical trial of Riquent, our clinical drug candidate for the treatment of lupus renal disease. Although the trial did not reach statistical significance for its primary endpoint, time to renal flare, the Phase 3 trial results demonstrated that lupus patients treated with Riquent had significantly lower levels of antibodies to double-stranded DNA (dsDNA) than patients treated with a placebo (p < 0.0001). Data from the Phase 3 and Phase 2/3 studies demonstrated that lupus patients with sustained reductions in antibodies to dsDNA experienced fewer renal flares (Phase 3: p < 0.0001 and Phase 2/3: p = 0.0004). In these two studies, two to four times as many Riquent-treated patients had sustained reductions compared with placebo-treated patients. This information was presented at the Biomarkers for the Assessment of Systemic Lupus Erythematosus Conference on March 31, 2003.

     On May 5, 2003, we announced that based on our discussions with the Food and Drug Administration (“FDA”), we plan to complete a NDA for Riquent around the end of 2003. Further discussions with the FDA will be needed to clarify whether any additional supportive information or studies will be required to support the approval of the NDA. We also plan to meet with European regulatory authorities to discuss potential next steps for Riquent in Europe. There can be no guarantee that meetings with the regulatory agencies can be held in a timely manner, or at all, or that our meetings with them will result in our being able to continue to develop Riquent in an economically viable manner. If for any reason our development efforts as to Riquent are terminated, it would have a material, adverse effect on our business and future prospects.

     In addition to closing our Riquent-related clinical trials, we recently reduced the size of our organization by 24 positions, including some management positions, and currently have 129 employees. We expect to realize the benefit of the cost savings from these actions beginning in the third quarter of 2003.

     Since our inception in May 1989, we have devoted substantially all of our resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. We have never generated any revenue from product sales and have relied upon private and public investors, revenue from collaborative agreements, equipment financings and interest income on invested cash balances for our working capital. Depending on the outcome of our further discussions with the FDA and other regulatory agencies and our continuing analysis of the data from the Phase 3 clinical trial of Riquent, our research and development expenses may increase significantly in the future if we are required to conduct additional clinical studies to demonstrate the safety and efficacy of Riquent or if we increase our: commercialization activities of Riquent; development activities of LJP 1082; or efforts to develop additional drug candidates. Our activities to date are not as broad in depth or scope as the activities we expect to undertake in the future, and our historical operations and the financial information included in this report are not necessarily indicative of our future operating results or financial condition.

     We expect losses to fluctuate from quarter to quarter as a result of the timing of expenses incurred and revenues earned from any potential collaborative arrangements we may establish. Some of these fluctuations may be significant. As of March 31, 2003, our accumulated deficit was approximately $167.1 million.

Results of Operations

     For the three months ended March 31, 2003, research and development expenses increased to $11.9 million from $7.2 million for the same period in 2002. The difference was primarily due to expenses associated with concluding our Phase 3 clinical trial of Riquent, analyzing the resulting data and costs of other related clinical studies including the open-label follow-on clinical trial of Riquent, which was initiated in July 2002 and closed in April 2003. This increase was partially offset by a decrease in research and development expenses for the Phase 1/2 clinical trial for LJP 1082 which was initiated in November 2001 and completed in October 2002.

     Research and development expense of $11.9 million for the three months ended March 31, 2003 consisted of $10.5 million for lupus research and development related expense, $0.9 million for thrombosis research and development related expense and $0.5 million for other research and development related expense. Total lupus research and development expense consisted primarily of investigator fees, clinical research organization fees, salaries and other costs related to research, manufacturing and clinical personnel, fees for consulting and professional outside services and raw materials for the production of Riquent for clinical trials. Total thrombosis research and development expense consisted primarily of salaries for research and development personnel and research supplies. Total other research and development expense primarily consisted of salaries for research and development personnel, facilities expense and fees for consulting and professional outside services.

     Beginning in the third quarter of this year, we expect that the results of our cost saving activities discussed above will have a positive effect on our research and development expenses. Nonetheless, our research and development expenses may increase significantly in the future if we are required to conduct additional clinical trials, initiate commercialization activities for Riquent, increase our development activities of LJP 1082, or intensify our development of additional drug candidates.

     General and administrative expenses increased to $1.8 million for the three months ended March 31, 2003 from $1.4 million for the same period in 2002. The increase was due to an increase in personnel and administrative infrastructure to support increased clinical trial, manufacturing and research and development activities. If, and to the extent that, we increase our commercialization, clinical trial, manufacturing or research and development activities in the future, general and administrative expense may increase to support those activities.

     Interest income decreased to $0.2 million for the three months ended March 31, 2003 from $0.5 million for the same period in 2002. The decrease in interest income was due to lower average investment balances and lower average interest rates on our investments for the three months ended March 31, 2003 as compared to the same period in 2002.

Liquidity and Capital Resources

     From inception through March 31, 2003, we have incurred a cumulative net loss of approximately $167.1 million and have financed our operations through private and public offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through March 31, 2003, we raised approximately $206.6 million in net proceeds from sales of equity securities.

     At March 31, 2003, we had $38.7 million in cash, cash equivalents and short-term investments, as compared to $52.7 million at December 31, 2002. Our working capital at March 31, 2003 was $32.3 million, as compared to $46.5 million at December 31, 2002. The decrease in cash, cash equivalents and short-term investments and working capital resulted from the use of our financial resources to fund our research and development efforts, clinical trials, manufacturing activities and other general corporate purposes. We invest our cash in corporate and United States Government-backed debt instruments.

     As of March 31, 2003, we had acquired an aggregate of $12.6 million in property and equipment, of which approximately $0.1 million and $1.7 million of equipment is financed under capital lease and notes payable obligations, respectively. In addition, we lease our office and laboratory facilities and certain equipment under operating leases. We currently have no material commitments for the acquisition of property and equipment. However, we may increase our investment in property and equipment if we expand our research and development and manufacturing facilities and capabilities.

     We intend to use our financial resources to fund our research and development efforts, to fund possible further clinical trials, manufacturing and commercialization activities of Riquent, and for working capital and other general corporate purposes. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the outcome of our meetings with regulatory authorities, the timing of any regulatory applications and approvals, the continued analysis of the Phase 3 clinical trial data, results from future clinical trials, and technology developments. Expenditures also will depend upon the establishment and progress of collaborative arrangements and contract research as well as the availability of other funding or financings. There can be no assurance that future funds will be available on acceptable terms, if at all.

     We anticipate that our existing cash and cash investments and interest earned thereon will be sufficient to fund our operations as currently planned either into the first quarter of 2004, if an additional trial for Riquent is required by the FDA, or into the second quarter of 2004, if no additional trial for Riquent is required. Both of these estimates assume that we do not undertake significant commercialization activities for Riquent during 2003. Our future capital requirements will depend upon many factors, including the outcome of meetings with regulatory authorities, the time and costs involved in applying for any regulatory approvals, the continued analysis of data from the Phase 3 clinical trial for lupus and Phase 1/2 clinical trial for thrombosis, the scope and results of future clinical trials, continued scientific progress in our research and development programs, the size and complexity of these programs, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, our ability to establish and maintain collaborative relationships, and the cost of possible manufacturing and commercialization activities. We expect to incur significant net operating losses each year for at least the next several years as we continue our current research and development efforts, including possible additional clinical trials, manufacturing and commercialization activities of Riquent, and incur general and administrative expenses to support these efforts. It is possible that our cash requirements will exceed current projections and that we will therefore need additional financing sooner than currently expected.

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

     We will continue to seek capital through any appropriate means, including issuance of our securities and establishment of collaborative arrangements. However, there can be no assurance that additional financing will be available on acceptable terms, if it all, and our negotiating position in capital-raising efforts may worsen as we continue to use existing resources or if the development of Riquent is delayed or terminated. There is also no assurance that we will be able to enter into further collaborative relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We invest our excess cash in interest-bearing investment-grade securities which we may sell from time to time to support our current operations. We do not utilize derivative financial instruments, derivative commodity instruments or other market-risk-sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the investment-grade securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices or other market changes that affect market-risk-sensitive instruments.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Director of Finance and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Senior Director of Finance and Controller concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Description

3.1	Intentionally omitted

3.2	Amended and Restated Bylaws of the Company (1)

3.3	Amended and Restated Certificate of Incorporation of the Company (2)

4.0	Rights Agreement dated as of December 3, 1998 between the Company and American Stock Transfer & Trust Company (3)

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (4)

4.2	Amendment to Rights Agreement, effective as of July 21, 2000, between the Company and American Stock Transfer & Trust Company (5)

10.35	Promissory Note, dated as of December 30, 2002, between the Company and General Electric Capital Corporation

10.36	Promissory Note, dated as of April 23, 2003, between the Company and General Electric Capital Corporation

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(2)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein.

(3)	Previously filed with the Company’s Registration Statement on Form 8-A (No. 000-24274) as filed with the Securities and Exchange Commission on December 4, 1998 and incorporated by reference herein.

(4)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein.

(5)	Previously filed with the Company’s Current Report on Form 8-K filed on January 26, 2001 and incorporated by reference herein. The changes effected by the Amendment are also reflected in the Amendment to Application for Registration on Form 8-A/A filed on January 26, 2001.

(b)	Reports on Form 8-K

On February 18, 2003, we filed a current report on Form 8-K to report the preliminary results from our Phase 3 clinical trial of Riquent. On February 24, 2003, we filed a current report on Form 8-K to report that Steven Engle, Chief Executive Officer, would present at the BIO CEO and Investor Conference. On March 4, 2003, we filed a current report on Form 8-K to report that Steven Engle would present at the Lehman Brothers Sixth Annual Global Healthcare Conference and that we had announced our fourth quarter financial results for 2002. On March 13, 2003, we filed a current report on Form 8-K to report that Steven Engle would present at the SG Cowen Healthcare Conference. On April 1, 2003, we filed a current report on Form 8-K to report that Matthew Linnik, Chief Scientific Officer and Executive Vice President of Research, would present at the Biomarkers for the Assessment of Systemic Lupus Erythematosus Conference. On April 10, 2003, we filed a current report on Form 8-K to report the closure of our open-label safety study of Riquent. On May 5, 2003, we filed a current report on Form 8-K to report that we plan to submit a New Drug Application with the Food and Drug Administration regarding Riquent™. On May 12, 2003, we furnished a current report on Form 8-K that contained a release regarding our first quarter financial results for 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company

Date: May 12, 2003	/s/ Steven B. Engle Steven B. Engle
Chairman and Chief Executive Officer
On behalf of the Registrant

/s/ Gail A. Sloan Gail A. Sloan
Senior Director of Finance, Controller and Secretary
As Principal Financial and Accounting Officer

CERTIFICATIONS

I, Steven B. Engle, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of La Jolla Pharmaceutical Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ Steven B. Engle Steven B. Engle
Chairman and Chief Executive Officer

CERTIFICATIONS

I, Gail A. Sloan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of La Jolla Pharmaceutical Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ Gail A. Sloan Gail A. Sloan
Senior Director of Finance,
Controller and Secretary

LA JOLLA PHARMACEUTICAL COMPANY

INDEX TO EXHIBITS

Exhibit
Number	Description

10.35	Promissory Note, dated as of December 30, 2002, between the Company and General Electric Capital Corporation

10.36	Promissory Note, dated as of April 23, 2003, between the Company and General Electric Capital Corporation

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002