Form 10-Q
period 2003-06-30
LA JOLLA PHARMACEUTICAL CO
filed 2003-08-05
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One
[ X ]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2003

Or

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
For the Transition Period From__________ to __________

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at July 31, 2003 was 42,658,694.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY

Balance Sheets
(in thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$8,668	$5,610
Short-term investments	17,355	47,115
Other current assets	1,332	719

Total current assets	27,355	53,444
Property and equipment, net	6,471	6,034
Patent costs and other assets, net	2,694	2,386

Total assets	$36,520	$61,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$998	$1,846
Accrued clinical expenses	865	2,454
Accrued pre-marketing expenses	—	191
Accrued expenses	953	637
Accrued payroll and related expenses	925	1,332
Obligations under capital leases	54	60
Current portion of notes payable	663	434

Total current liabilities	4,458	6,954
Noncurrent portion of notes payable	1,538	1,111
Commitments
Stockholders’ equity:
Common stock	427	425
Additional paid-in capital	207,126	206,905
Other comprehensive income	2	36
Accumulated deficit	(177,031)	(153,567)

Total stockholders’ equity	30,524	53,799

Total liabilities and stockholders’ equity	$36,520	$61,864

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States.

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Expenses:
Research and development	$8,417	$9,661	$20,337	$16,905
General and administrative	1,598	1,788	3,399	3,201

Total expenses	10,015	11,449	23,736	20,106

Loss from operations	(10,015)	(11,449)	(23,736)	(20,106)
Interest expense	(50)	(9)	(93)	(15)
Interest income	142	100	365	648

Net loss	$(9,923)	$(11,358)	$(23,464)	$(19,473)

Basic and diluted net loss per share	$(.23)	$(.27)	$(.55)	$(.47)

Shares used in computing basic and diluted net loss per share	42,569	42,356	42,565	41,671

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,

	2003	2002

Operating activities:
Net loss	$(23,464)	$(19,473)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	956	656
Accretion of interest income	74	452
Change in operating assets and liabilities:
Other current assets	(613)	(790)
Accounts payable and accrued expenses	(532)	570
Accrued clinical expenses	(1,589)	468
Accrued pre-marketing expenses	(191)	(207)
Accrued payroll and related expenses	(407)	97

Net cash used for operating activities	(25,766)	(18,227)
Investing activities:
Purchases of short-term investments	(24,868)	(15,785)
Sales of short-term investments	48,933	1,502
Maturities of short-term investments	5,587	25,074
Additions to property and equipment	(1,279)	(1,537)
Increase in patent costs and other assets	(363)	(160)

Net cash provided by investing activities	28,010	9,094
Financing activities:
Net proceeds from issuance of common stock	223	48,584
Payments on obligations under capital leases	(65)	(181)
Proceeds from issuance of notes payable	928	—
Payments on notes payable	(272)	—

Net cash provided by financing activities	814	48,403

Net increase in cash and cash equivalents	3,058	39,270
Cash and cash equivalents at beginning of period	5,610	9,932

Cash and cash equivalents at end of period	$8,668	$49,202

Supplemental disclosure of cash flow information:
Interest paid	$93	$15

Supplemental schedule of noncash investing and financing activities:
Capital lease obligations incurred for property and equipment	$59	$116

Net unrealized losses on available-for-sale investments	$(34)	$(109)

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Financial Statements
(Unaudited)

June 30, 2003

1. Basis of Presentation

The accompanying unaudited financial statements of La Jolla Pharmaceutical Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2003. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2002 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

Reclassification

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

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

Pro forma information regarding net loss and net loss per share is required by SFAS 123. SFAS 123 requires that the information be determined as if the Company has accounted for its employee stock plans granted after December 31, 1994 under the fair value method prescribed by SFAS 123. The fair value of the options granted was estimated at the date of grant using a Black-Scholes option pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options’ vesting period. The Company’s pro forma information follows (in thousands except for net loss per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Pro forma net loss	$(11,569)	$(12,515)	$(26,774)	$(21,699)

Pro forma basic and diluted net loss per share	$(0.27)	$(0.30)	$(0.63)	$(0.52)

The effects of applying SFAS 123 for either recognizing compensation expense or providing pro forma disclosures may not be representative of the effects on reported net loss for future quarters or years.

Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the periods in accordance with Statement of Financial Accounting Standard No. 128, Earnings per Share. As the Company has incurred a net loss for all periods presented in the Statements of Operations, stock options are not included in the computation of diluted net loss per share because their effect is anti-dilutive.

Comprehensive Loss

In accordance with Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (Loss), unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). The Company’s comprehensive net loss totaled $9,947,000 and $11,201,000 for the three-month periods and $23,498,000 and $19,582,000 for the six-month periods ended June 30, 2003 and 2002, respectively.

3.     Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 previously recognized the liability at the commitment date to an exit plan. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement had an impact on the Company’s financial statements for the three and six months ended June 30, 2003. See footnote 5 for further details.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. EITF 00-21 is effective for revenue arrangements entered into on or after June 15, 2003. The adoption of this statement had no impact on the Company’s financial statements.

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting and Research Bulletin No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this statement had no impact on the Company’s financial statements.

In April 2003, FASB issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this statement to have an impact on the Company’s results of operations or financial condition.

In May 2003, FASB issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of such instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement had no impact on the Company’s financial statements.

4.     Notes Payable

The Company entered into a note payable for $583,000 in April 2003 and one for $345,000 in June 2003 to finance certain purchases of its property and equipment. Both notes are secured by the financed property and equipment, bear interest at 9.70% per annum, and are payable in monthly installments of principal and interest of approximately $17,000 for the first 36 months and $11,000 for the remaining six months, in the case of the April 2003 note, and approximately $10,000 for the first 36 months and $6,000 for the remaining six months, in the case of the June 2003 note.

5.     Restructuring Charges

In May 2003, the Company restructured its operations in order to reduce expenses and focus its resources on the further development of Riquent™. In accordance with SFAS 146, as of June 30, 2003, the Company recorded total restructuring charges of approximately $458,000 in connection with the termination of 24 employees. Approximately $305,000 of the total restructuring charges is included in research and development expense and approximately $153,000 is included in general and administrative expense. As of June 30, 2003, the Company has paid approximately $308,000 of the total restructuring charges, and the remaining $150,000 is expected to be paid by October 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Except for historical statements, this report contains forward-looking statements involving significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Forward-looking statements include those which express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. Although we plan to submit a New Drug Application (“NDA”) for Riquent™, there is no guarantee that regulatory authorities will approve Riquent in a timely manner, or at all. Our analyses of clinical results of Riquent, previously known as LJP 394, our drug candidate for the treatment of systemic lupus erythematosus (“lupus”), and LJP 1082, our drug candidate for the treatment of antibody-mediated thrombosis (“thrombosis”), are ongoing and could result in a finding that these drug candidates are not effective in large patient populations, do not provide a meaningful clinical benefit, or may reveal a potential safety issue requiring us to develop new candidates. The analysis of the data from our Phase 3 trial of Riquent has shown that the trial did not reach statistical significance with respect to its primary endpoint, time to renal flare. Although we plan to submit an NDA for Riquent, the results from our clinical trials of Riquent may not ultimately be sufficient to obtain regulatory clearance to market Riquent either in the U.S. or Europe, and we may be required to conduct additional clinical studies to demonstrate the safety and efficacy of Riquent to obtain marketing approval. There is no guarantee, however, that we will have the necessary resources to complete any additional trial, that we will elect to conduct an additional trial, or that any additional trial will sufficiently demonstrate the safety and efficacy of Riquent. Our blood test to measure the binding affinity for Riquent is experimental, has not been validated by independent laboratories, may require regulatory approval, and will likely be necessary for the approval and the commercialization of Riquent. Our other potential drug candidates are at earlier stages of development and involve comparable risks. Analysis of our clinical trials could have negative or inconclusive results. Any positive results observed to date may not be indicative of future results. In any event, regulatory authorities may require additional clinical trials, or may not approve our drugs. Our ability to develop and sell our products in the future may be affected by the intellectual property rights of third parties. Additional risk factors include the uncertainty and timing of: obtaining required regulatory approvals, including delays associated with any approvals that we may obtain; the clear need for additional financing; FDA approval of our manufacturing facilities and processes; the increase in capacity of our manufacturing capabilities for possible commercialization; successfully marketing and selling our products; our lack of manufacturing, marketing, and sales experience; generating future revenue from product sales or other sources such as collaborative relationships; future profitability; and our dependence on patents and other proprietary rights. Readers are cautioned to not place undue reliance upon forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described in our Annual Report on Form 10-K for the year ended December 31, 2002, and in other reports and registration statements that we file with the Securities and Exchange Commission from time to time.

Recent Developments

     On February 18, 2003, we announced initial results from our Phase 3 clinical trial of Riquent, our clinical drug candidate for the treatment of lupus renal disease. Although the trial did not reach statistical significance for its primary endpoint, time to renal flare, the Phase 3 trial results demonstrated that lupus patients treated with Riquent had significantly lower levels of antibodies to double-stranded DNA (dsDNA) than patients treated with a placebo. Data from the Phase 3 and Phase 2/3 studies demonstrated that lupus patients with sustained reductions in antibodies to dsDNA experienced fewer renal flares. In these two studies, two and four times as many Riquent-treated patients had sustained reductions compared with placebo-treated patients. This information was presented at the Biomarkers for the Assessment of Systemic Lupus Erythematosus Conference on March 31, 2003.

     On May 5, 2003, we announced that, based upon our discussions with the United States Food and Drug Administration (the “FDA”), we plan to complete an NDA for Riquent around the end of 2003.

Further discussions with the FDA will be needed to clarify whether any additional supportive information or studies will be required to support the approval of the NDA. We also are currently meeting with European regulatory authorities to discuss potential next steps for Riquent in Europe. There can be no guarantee that meetings with the regulatory agencies can be held in a timely manner, or at all, or that our meetings with them will result in our being able to continue to develop Riquent in an economically viable manner. If for any reason our development efforts as to Riquent are terminated, it would have a material adverse effect on our business and future prospects.

     In addition to closing our Riquent-related clinical trials, in May 2003 we reduced the size of our organization by 24 positions, including certain management positions. We expect to realize the cost savings from these actions beginning in the third quarter of 2003.

     On June 16, 2003, we announced the health-related quality of life (HRQOL) results from our Phase 3 clinical trial of Riquent which demonstrated that lupus patients with sustained reductions in antibodies to dsDNA reported improved HRQOL and had a lower risk of Major SLE flare compared with patients who did not have sustained reductions. Major SLE flare includes new or increased treatment with high-dose corticosteroids and/or cyclophosphamide (HDCC) or other immunosuppressive drugs, hospitalization, or death due to lupus. Similar results were also seen in our Phase 2/3 trial. These results support the pathogenicity or disease-causing ability of antibodies to dsDNA in lupus patients.

     On July 24, 2003, we announced that, based upon recent discussions with the FDA, we may pursue an accelerated approval for Riquent under the Subpart H regulation. Under Subpart H, drugs in development for serious, life-threatening diseases with an unmet medical need can be approved on an accelerated basis if the FDA determines that the effect of the drug on a surrogate endpoint is reasonably likely to predict clinical benefit and that a post-marketing clinical trial can be successfully completed following drug approval which confirms the clinical benefit. A post-marketing clinical trial may need to be initiated prior to approval, but under Subpart H, such a trial would not need to be completed until after approval. The Company is currently in discussions with the FDA about the design and timing of a post-marketing clinical trial. The FDA will make the determination of approvability and the conditions of the approval after it has reviewed our NDA.

Overview

     Since our inception in May 1989, we have devoted substantially all of our resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. As of December 31, 2002, we owned 98 issued patents and had 93 pending patent applications covering our various technologies and drug candidates, including our Tolerance Technology®, our lupus and antibody-mediated thrombosis drug candidates, and our platform and linkage technologies for our Toleragens®.

     We have never generated any revenue from product sales and have relied upon private and public investors, revenue from collaborative agreements, equipment financings and interest income on invested cash balances for our working capital. Depending on the outcome of our further discussions with the FDA and other regulatory agencies and our continuing analysis of the data from the Phase 3 clinical trial of Riquent, our research and development expenses may increase significantly in the future if we are required to conduct additional clinical studies to demonstrate the safety and efficacy of Riquent or if we increase our commercialization activities of Riquent, development activities of LJP 1082, or efforts to develop additional drug candidates. Our activities to date are not as broad in depth or scope as the activities we expect to undertake in the future, and our historical operations and the financial information included in this report are not necessarily indicative of our future operating results or financial condition.

     We expect our net loss to fluctuate from quarter to quarter as a result of the timing of expenses incurred and revenues earned from any potential collaborative arrangements we may establish. Some of these fluctuations may be significant. As of June 30, 2003, our accumulated deficit was approximately $177.0 million.

Results of Operations

     For the three months ended June 30, 2003, research and development expenses decreased to $8.4 million from $9.7 million for the same period in 2002 primarily due to a decrease in expenses related to the enrollment of patients in the Phase 3 clinical trial of Riquent, which ceased enrollment in October 2002, as well as a decrease in expenses associated with the Phase 1/2 clinical trial of LJP 1082 which was completed in October 2002. These decreases were partially offset by an increase in salaries and wage expense as a result of the restructuring charges recorded in May 2003 of $0.3 million for 19 research and development employees. For the six month period ended June 30, 2003, research and development expenses increased to $20.3 million from $16.9 million for the same period in 2002 primarily due to expenses associated with concluding our Phase 3 clinical trial of Riquent and analyzing the resulting data, as well as expenses incurred in connection with our other related clinical studies, including the open-label follow-on clinical trial of Riquent, which was initiated in July 2002 and closed in April 2003. These expenses were primarily incurred during the first quarter of 2003. The increase was also the result of an increase in salaries and wage expense due to the restructuring charges recorded in May 2003. These increases were partially offset by the decreases in expenses discussed above.

     Research and development expense of $8.4 million for the three months ended June 30, 2003 consisted of $7.0 million for lupus research and development related expense, $0.9 million for thrombosis research and development related expense and $0.5 million for other research and development related expense. Research and development expense of $20.3 million for the six months ended June 30, 2003 consisted of $17.5 million for lupus research and development related expense, $1.8 million for thrombosis research and development related expense and $1.0 million for other research and development related expense. For the three and six months ended June 30, 2003, total lupus research and development expense consisted primarily of clinical research organization fees, investigator fees, salaries and other costs related to research, manufacturing and clinical personnel, fees for consulting and professional outside services and raw materials for the production of Riquent for clinical trials. For the three and six months ended June 30, 2003, total thrombosis research and development expense consisted primarily of salaries for research and development personnel and research supplies. For the three and six months ended June 30, 2003, total other research and development expense primarily consisted of salaries for research and development personnel, facilities expense and fees for consulting and professional outside services.

     We expect recent cost saving activities, such as the closure of the Phase 3 clinical trial for Riquent and other related clinical studies, including the open-label follow-on clinical trial for Riquent, and the reduction of our organization by 19 research and development positions, to reduce our research and development expenses beginning in the third quarter of this year. Nonetheless, our research and development expenses may increase significantly in the future if we are required or choose to conduct additional clinical trials, initiate commercialization activities for Riquent, increase our development activities of LJP 1082, or intensify our development of additional drug candidates.

     General and administrative expenses decreased to $1.6 million for the three months ended June 30, 2003 from $1.8 million for the same period in 2002. The decrease was primarily due to a decrease in fees for consultants and professional outside services related to pre-marketing activities during the second quarter of 2003 partially offset by an increase in salaries and wage expense as a result of the restructuring charges recorded in May 2003 of $0.2 million for 5 administrative employees. General and administrative expenses increased to $3.4 million for the six-month period ended June 30, 2003 from $3.2 million for the same period in 2002 primarily due to an increase in salaries and wage expense due to the restructuring charges recorded in May 2003 and an increase in depreciation expense related to the software and equipment for our new financial and materials management systems implemented in January 2003. These increases were partially offset by a decrease in fees for consultants and professional outside services related to pre-marketing activities during the second quarter of 2003. If and to the extent that we increase our commercialization, clinical trial, manufacturing or research and development activities in the future, general and administrative expense will increase to support those activities.

     Interest income increased to $142,000 for the three months ended June 30, 2003, from $100,000 for the same period in 2002 primarily due to higher average interest rates on our investments partially offset by lower average investment balances. Interest income decreased to $365,000 for the six months ended June 30, 2003 from $648,000 for the same period in 2002 primarily due to lower average investment balances. For the three and six months ended June 30, 2003, interest expense increased to $50,000 and $93,000, respectively, from $9,000 and $15,000 for the same periods in 2002. The increase in interest expense was due to an increase in our notes payable obligations.

Liquidity and Capital Resources

     From inception through June 30, 2003, we have incurred a cumulative net loss of approximately $177.0 million and have financed our operations through private and public offerings of securities, revenues from collaborative agreements, equipment financings, and interest income on invested cash balances. From inception through June 30, 2003, we raised approximately $206.7 million in net proceeds from sales of equity securities.

     At June 30, 2003, we had $26.0 million in cash, cash equivalents and short-term investments, as compared to $52.7 million at December 31, 2002. Our working capital at June 30, 2003 was $22.9 million, as compared to $46.5 million at December 31, 2002. The decrease in cash, cash equivalents and short-term investments and working capital resulted from the use of our financial resources to fund our clinical trials, research and development efforts, manufacturing activities and other general corporate purposes. We invest our cash in corporate and United States Government-backed debt instruments. We classified all of our cash investments as available-for-sale securities as of June 30, 2003, as we expect to sell them in order to support our current operations regardless of their maturity dates. As of June 30, 2003, available-for-sale securities of $11.8 million have stated maturity dates of one year or less and $13.0 million have maturity dates of more than one year.

     As of June 30, 2003, we had acquired an aggregate of $12.9 million in property and equipment, of which approximately $0.1 million is financed under capital leases and $2.7 million is financed under notes payable obligations. In addition, we lease our office and laboratory facilities and certain equipment under operating leases. We have also entered into a $1.4 million purchase commitment with a potential third party manufacturer of materials for Riquent. The purpose of the agreement is to qualify the manufacturer as a manufacturer who could be used by us in the commercial production of Riquent if we obtain regulatory approval. The agreement includes a cancellation fee of $0.4 million. We intend to use our current financial resources to fund our obligation under this purchase commitment. In the future, we may have additional increases to our investments in property and equipment if we expand our research and development and manufacturing facilities and capabilities.

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

     We anticipate that our existing cash and cash investments and interest earned thereon will be sufficient to fund our operations as currently planned into the second quarter of 2004, assuming we do not engage in any significant clinical trial or commercialization activities. Our future capital requirements will depend upon many factors, including the outcome of meetings with regulatory authorities, the time and costs involved in applying for any regulatory approvals, the continued analysis of data from the Phase 3 clinical trial for lupus and the Phase 1/2 clinical trial for thrombosis, the scope and results of future clinical trials, continued scientific progress in our research and development programs, the size and complexity of these programs, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, our ability to establish and maintain collaborative relationships, and the cost of possible manufacturing and commercialization activities. We expect to incur significant net operating losses each year for at least the next several years as we continue our current research and development efforts, including possible additional clinical trials, manufacturing and commercialization activities of Riquent, and incur general and administrative expenses to support these efforts. It is possible that our cash requirements will exceed current projections and that we will therefore need additional financing sooner than currently expected.

     We have no current means of generating cash flow from operations. Our lead drug candidate,

Riquent, will not generate revenues, if at all, until it has received regulatory approval and has been successfully commercialized. This process, if completed, could take several years. Our other drug candidates are much less developed than Riquent. There can be no assurance that our product development efforts with respect to Riquent or any other drug candidate will be successfully completed, that required regulatory approvals will be obtained or that any product, if introduced, will be successfully marketed or achieve commercial acceptance. Accordingly, we must continue to rely upon outside sources of financing to meet our capital needs for the foreseeable future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We invest our excess cash in interest-bearing investment-grade securities which we may sell from time to time to support our current operations. We do not utilize derivative financial instruments, derivative commodity instruments or other market-risk-sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the investment-grade securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from the maturity dates of the debt instruments that we hold or changes in interest rates, foreign currency exchange rates, commodity prices or other market changes that affect market-risk-sensitive instruments.

ITEM 4. CONTROLS AND PROCEDURES

     Our principal executive officer and principal financial officer have carried out an evaluation of the effectiveness of our “disclosure controls and procedures” as of June 30, 2003 (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d) – 15(e)). Based on that evaluation, these officers have concluded that, as of June 30, 2003, our disclosure controls and procedures were effective. During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Stockholders was held on May 16, 2003. All of the directors nominated for election by our board of directors, as set forth in our Definitive Proxy Statement, were elected as follows:

Director Nominee	Term	Votes in Favor	Votes Withheld

Thomas H. Adams, Ph.D.	Three years	30,416,464	1,176,068
Steven B. Engle	Three years	30,230,664	1,361,868

     In addition, William Engbers, Robert Fildes, Stephen Martin, William Ringo and W. Leigh Thompson continued to serve on our board of directors after the Annual Meeting. All of our proposals, as set forth in our Definitive Proxy Statement, were approved as follows:

				Broker
Proposal Description	Votes in Favor	Votes Against	Abstaining	Non-Votes

Amendment to the La Jolla Pharmaceutical Company 1994 Stock Incentive Plan to increase by 1,100,000 the number of shares of common stock available under the plan	28,712,923	2,855,424	24,184	1

Ratify the appointment of Ernst & Young LLP as our independent auditor for the fiscal year ending December 31, 2003	30,910,614	665,456	16,462	—

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

Exhibit
Number	Description

3.1	Intentionally omitted

3.2	Amended and Restated Bylaws of the Company (1)

3.3	Amended and Restated Certificate of Incorporation of the Company (2)

4.0	Rights Agreement dated as of December 3, 1998 between the Company and American Stock Transfer & Trust Company (3)

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (4)

4.2	Amendment to Rights Agreement, effective as of July 21, 2000, between the Company and American Stock Transfer & Trust Company (5)

10.11	La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (Amended and Restated as of May 16, 2003)*

10.36	Promissory Note, dated as of April 23, 2003, between the Company and General Electric Capital Corporation (6)

10.37	Promissory Note, dated as of June 27, 2003, between the Company and General Electric Capital Corporation

10.38	Amendment No. 3 to Steven B. Engle Employment Agreement*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(2)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended

September 30, 1999 and incorporated by reference herein.

(3)	Previously filed with the Company’s Registration Statement on Form 8-A (No. 000-24274) as filed with the Securities and Exchange Commission on December 4, 1998 and incorporated by reference herein.

(4)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein.

(5)	Previously filed with the Company’s Current Report on Form 8-K filed on January 26, 2001 and incorporated by reference herein. The changes effected by the Amendment are also reflected in the Amendment to Application for Registration on Form 8-A/A filed on January 26, 2001.

(6)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated by reference herein.

(b) Reports on Form 8-K

On April 1, 2003, we filed a current report on Form 8-K to report that Matthew Linnik, Ph.D., our Chief Scientific Officer and Executive Vice President of Research, had presented at the Biomarkers for the Assessment of Systemic Lupus Erythematosus Conference. On April 10, 2003, we filed a current report on Form 8-K to report the closure of our open-label safety study of Riquent. On May 5, 2003, we filed a current report on Form 8-K to report that, based upon discussions with the United States Food and Drug Administration (FDA), we plan to submit a New Drug Application with the FDA for Riquent. On May 12, 2003, we furnished a current report on Form 8-K that contained a release regarding our first quarter financial results for 2003. On June 3, 2003, we filed a current report on Form 8-K to report that Steven B. Engle, our Chief Executive Officer, would present at the Needham Biotechnology Conference. On June 17, 2003, we filed a current report on Form 8-K to report, among other matters, the health-related quality of life results from the Riquent Phase 3 trial. On June 19, 2003, we filed a current report on Form 8-K to report that Dr. Mario Cardiel, one of La Jolla Pharmaceutical Company’s principal investigators, reviewed previously released data from our Phase 3 trial of Riquent at the EULAR Conference. On July 24, 2003, we filed a current report on Form 8-K to report that, based upon recent discussions with the FDA, we may pursue an accelerated approval for Riquent under the FDA’s Subpart H regulation. On August 1, 2003, we filed an amendment to a current report on Form 8-K/A to correct certain information contained in our current report on Form 8-K, filed on June 17, 2003. On August 4, 2003, we furnished a current report on Form 8-K that contained a release regarding our second quarter financial results for 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company

Date: August 5, 2003	/s/ Steven B. Engle

Steven B. Engle Chairman and Chief Executive Officer On behalf of the Registrant

/s/ Gail A. Sloan

Gail A. Sloan Senior Director of Finance, Controller and Secretary As Principal Financial and Accounting Officer

LA JOLLA PHARMACEUTICAL COMPANY

INDEX TO EXHIBITS

Exhibit
Number	Description

10.11	La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (Amended and Restated as of May 16, 2003)

10.37	Promissory Note, dated as of June 27, 2003, between the Company and General Electric Capital Corporation

10.38	Amendment No. 3 to Steven B. Engle Employment Agreement

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002