Form 10-Q
period 2003-09-30
LA JOLLA PHARMACEUTICAL CO
filed 2003-11-10
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One
[ X ]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2003

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at October 31, 2003 was 50,887,852.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 10.39
EXHIBIT 10.40
EXHIBIT 10.44
EXHIBIT 10.45
EXHIBIT 10.46
EXHIBIT 10.47
EXHIBIT 10.48
EXHIBIT 10.49
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.0

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY

Balance Sheets
(in thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$7,071	$5,610
Short-term investments	32,240	47,115
Other current assets	1,207	719

Total current assets	40,518	53,444
Property and equipment, net	6,406	6,034
Patent costs and other assets, net	2,743	2,386

Total assets	$49,667	$61,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$471	$1,846
Accrued clinical expenses	303	2,454
Accrued pre-marketing expenses	—	191
Accrued expenses	982	637
Accrued payroll and related expenses	1,046	1,332
Current portion of obligations under capital leases	84	60
Current portion of notes payable	714	434

Total current liabilities	3,600	6,954
Noncurrent portion of obligations under capital leases	43	—
Noncurrent portion of notes payable	1,457	1,111
Commitments
Stockholders’ equity:
Common stock	509	425
Additional paid-in capital	228,097	206,905
Other comprehensive (loss) income	(74)	36
Accumulated deficit	(183,965)	(153,567)

Total stockholders’ equity	44,567	53,799

Total liabilities and stockholders’ equity	$49,667	$61,864

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States.

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Expenses:
Research and development	$5,633	$9,448	$25,970	$26,353
General and administrative	1,413	1,656	4,812	4,857

Total expenses	7,046	11,104	30,782	31,210

Loss from operations	(7,046)	(11,104)	(30,782)	(31,210)
Interest expense	(57)	(7)	(150)	(22)
Interest income	169	425	534	1,073

Net loss	$(6,934)	$(10,686)	$(30,398)	$(30,159)

Basic and diluted net loss per share	$(.15)	$(.25)	$(.69)	$(.72)

Shares used in computing basic and diluted net loss per share	47,089	42,402	44,063	41,918

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Operating activities:
Net loss	$(30,398)	$(30,159)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,430	976
Accretion of interest income	95	379
Write-off of property and equipment	(14)	—
Change in operating assets and liabilities:
Other current assets	(488)	(757)
Accounts payable and accrued expenses	(1,015)	1,128
Accrued clinical expenses	(2,151)	1,303
Accrued pre-marketing expenses	(191)	(485)
Accrued payroll and related expenses	(286)	795

Net cash used for operating activities	(33,018)	(26,820)
Investing activities:
Purchases of short-term investments	(49,723)	(55,104)
Sales of short-term investments	58,806	6,592
Maturities of short-term investments	5,587	29,678
Additions to property and equipment	(1,551)	(3,324)
Increase in patent costs and other assets	(439)	(249)

Net cash provided by (used for) investing activities	12,680	(22,407)
Financing activities:
Net proceeds from issuance of common stock	21,276	48,665
Payments on obligations under capital leases	(103)	(230)
Proceeds from issuance of notes payable	1,078	958
Payments on notes payable	(452)	(28)

Net cash provided by financing activities	21,799	49,365

Net increase in cash and cash equivalents	1,461	138
Cash and cash equivalents at beginning of period	5,610	9,932

Cash and cash equivalents at end of period	$7,071	$10,070

Supplemental disclosure of cash flow information:
Interest paid	$150	$22

Supplemental schedule of noncash investing and financing activities:
Capital lease obligations incurred for property and equipment	$170	$126

Net unrealized losses on available-for-sale investments	$(110)	$(140)

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Financial Statements
(Unaudited)

September 30, 2003

1. Basis of Presentation

The accompanying unaudited financial statements of La Jolla Pharmaceutical Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2003. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2002 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options’ vesting period. The Company’s pro forma information follows (in thousands except for net loss per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Pro forma net loss	$(8,703)	$(12,034)	$(35,509)	$(33,734)

Pro forma basic and diluted net loss per share	$(0.18)	$(0.28)	$(0.81)	$(0.80)

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

Comprehensive Loss

In accordance with Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (Loss), unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). The Company’s comprehensive net loss totaled $7,010,000 and $10,717,000 for the three-month periods and $30,508,000 and $30,299,000 for the nine-month periods ended September 30, 2003 and 2002, respectively.

3. Recently Issued Accounting Standards

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

4. Notes Payable

The Company entered into a note payable for $583,000 in April 2003, one for $345,000 in June 2003, and one for $150,000 in September 2003 to finance certain purchases of property and equipment. These notes are secured by the financed property and equipment, bear interest at 9.70%, 9.70%, and 8.27% per annum, respectively, and are payable in monthly installments of principal and interest of approximately $17,000 for the first 36 months and $11,000 for the remaining six months, in the case of the April 2003 note, approximately $10,000 for the first 36 months and $6,000 for the remaining six months, in the case of the June 2003 note, and approximately $4,000 for 42 months, in the case of the September 2003 note.

5. Capital Lease

The Company entered into a capital lease agreement for $111,000 in July 2003 to finance certain purchases of property and equipment. The agreement is secured by the leased property and equipment, bears interest at 7.00% per annum, and is payable in quarterly installments of principal and interest of approximately $15,000 for eight quarters.

6. Restructuring Charges

In May 2003, the Company restructured its operations in order to reduce expenses and focus its resources on the further development of Riquent™. In accordance with SFAS 146, as of September 30, 2003, the Company recorded total restructuring charges of approximately $458,000 in connection with the termination of 24 employees. Approximately $305,000 of the total restructuring charges is included in research and development expense and approximately $153,000 is included in general and administrative expense. As of September 30, 2003, the Company has paid approximately $444,000 of the total restructuring charges, and the remaining $14,000 is expected to be paid in October 2003.

7. Changes in Securities

In August 2003, the Company sold 8,150,000 shares of common stock in a public offering for net proceeds of approximately $20,900,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Except for historical statements, this report contains forward-looking statements involving significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Forward-looking statements include those which express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. Although we plan to submit a New Drug Application (“NDA”) for Riquent™, there is no guarantee that regulatory authorities will approve Riquent in a timely manner, or at all. Our analyses of clinical results of Riquent, previously known as LJP 394, our drug candidate for the treatment of systemic lupus erythematosus (“lupus”), and LJP 1082, our drug candidate for the treatment of antibody-mediated thrombosis (“thrombosis”), are ongoing and could result in a finding that these drug candidates are not effective in large patient populations, do not provide a meaningful clinical benefit, or may reveal a potential safety issue requiring us to develop new candidates. The analysis of the data from our Phase 3 trial of Riquent has shown that the trial did not reach statistical significance with respect to its primary endpoint, time to renal flare. Although we plan to submit an NDA for Riquent, the results from our clinical trials of Riquent may not ultimately be sufficient to obtain regulatory clearance to market Riquent either in the United States or Europe, and we may be required to conduct additional clinical studies to demonstrate the safety and efficacy of Riquent to obtain marketing approval. There is no guarantee, however, that we will have the necessary resources to complete any additional trial, that we will elect to conduct an additional trial, or that any additional trial will sufficiently demonstrate the safety and efficacy of Riquent. Our blood test to measure the binding affinity for Riquent is experimental, has not been validated by independent laboratories, may require regulatory approval, and will likely be necessary for the approval and the commercialization of Riquent. Our other potential drug candidates are at earlier stages of development and involve comparable risks. Analysis of our clinical trials could have negative or inconclusive results. Any positive results observed to date may not be indicative of future results. In any event, regulatory authorities may require additional clinical trials, or may not approve our drugs. Our ability to develop and sell our products in the future may be affected by the intellectual property rights of third parties. Additional risk factors include the uncertainty and timing of: obtaining required regulatory approvals, including delays associated with any approvals that we may obtain; the clear need for additional financing; FDA approval of our manufacturing facilities and processes; the increase in capacity of our manufacturing capabilities for possible commercialization; successfully marketing and selling our products; our lack of manufacturing, marketing, and sales experience; generating future revenue from product sales or other sources such as collaborative relationships; future profitability; and our dependence on patents and other proprietary rights. Readers are cautioned to not place undue reliance upon forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described in our Annual Report on Form 10-K for the year ended December 31, 2002, and in other reports and registration statements that we file with the Securities and Exchange Commission from time to time.

Recent Developments

     On February 18, 2003, we announced initial results from our Phase 3 clinical trial of Riquent, our clinical drug candidate for the treatment of lupus renal disease. Although the trial did not reach statistical significance for its primary endpoint, time to renal flare, the Phase 3 trial results demonstrated that lupus patients treated with Riquent had significantly lower levels of antibodies to double-stranded DNA (dsDNA) than patients who received placebo. On March 31, 2003, we presented data from the Phase 3 and Phase 2/3 clinical trials at the Biomarkers for the Assessment of Systemic Lupus Erythematosus Conference that demonstrated that lupus patients with sustained reductions in antibodies to dsDNA experienced fewer renal flares. Patients were considered to have had sustained reductions in antibodies to dsDNA if they had a 10% or greater reduction in antibodies to dsDNA for at least two-thirds of all observed values. In the analysis, antibody values observed subsequent to treatment with high-dose corticosteroid and/or cyclophosphamide were deemed to be a reduction of less than 10%. The analysis is subject to regulatory review and there can be no guarantee that the regulatory authorities will concur with our analysis. In these two trials, two and four times as many Riquent-treated patients had sustained reductions compared with placebo-treated patients.

     On May 5, 2003, we announced that, based upon our discussions with the United States Food and Drug Administration (the “FDA”), we plan to submit an NDA for Riquent around the end of 2003. Further discussions with the FDA will be needed to clarify whether any additional supportive information or studies will be required to support the approval of the NDA. We also are currently meeting with European regulatory authorities to discuss potential next steps for Riquent in Europe. There can be no guarantee that meetings with the regulatory agencies can be held in a timely manner, or at all, or that our meetings with them will result in our being able to continue to develop Riquent in an economically viable manner. If for any reason our development efforts as to Riquent are terminated, it would have a material adverse effect on our business and future prospects.

     In addition to closing our Riquent-related clinical trials, in May 2003 we reduced the size of our organization by 24 positions, including certain management positions. We began to realize the cost savings from these actions in the third quarter of 2003.

     On June 16, 2003, we announced results from our Phase 3 clinical trial of Riquent that demonstrated that lupus patients with sustained reductions in antibodies to dsDNA reported improved health-related quality of life and had a lower risk of Major SLE flare compared with patients who did not have sustained reductions. Major SLE flare includes new or increased treatment with high-dose corticosteroids and/or cyclophosphamide or other immunosuppressive drugs, hospitalization, or death due to lupus. Similar results were also seen in our Phase 2/3 trial. These results support the pathogenicity or disease-causing ability of antibodies to dsDNA in lupus patients.

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

     On August 13, 2003, we announced that we had completed a public offering of 8,150,000 shares of our common stock. The net proceeds that we received from the offering, after expenses, was approximately $20.9 million.

     On October 27, 2003, we announced that we currently plan to submit an NDA for Riquent with the FDA in December 2003 or January 2004.

Overview

     Since our inception in May 1989, we have devoted substantially all of our resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. We have never generated any revenue from product sales and have relied upon private and public investors, revenue from collaborative agreements, equipment financings, and interest income on invested cash balances for our working capital. Depending upon the outcome of our further discussions with the FDA and other regulatory agencies and our continuing analysis of the data from our clinical trials of Riquent, our research and development expenses may increase significantly in the future if we are required to conduct additional clinical studies to demonstrate the safety and efficacy of Riquent or if we increase our commercialization activities of Riquent, development activities of LJP 1082, or efforts to develop additional drug candidates. Our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and the financial information included in this report are not necessarily indicative of our future operating results or financial condition.

     We expect our net loss to fluctuate from quarter to quarter as a result of the timing of expenses incurred and revenues earned from any potential collaborative arrangements we may establish. Some of these fluctuations may be significant. As of September 30, 2003, our accumulated deficit was approximately $184.0 million.

Results of Operations

     For the three months ended September 30, 2003, research and development expenses decreased to $5.6 million from $9.4 million for the same period in 2002 primarily due to a decrease in expenses related to the Phase 3 clinical trial of Riquent which was completed in December 2002, the open-label follow-on clinical trial of Riquent which was initiated in July 2002 and closed in April 2003, and the Phase 1/2 clinical trial of LJP 1082 which was completed in October 2002. For the nine months ended September 30, 2003, research and development expenses decreased to $26.0 million from $26.4 million for the same period in 2002 primarily due to a decrease in expenses related to the completion of our clinical trials as discussed above. These decreases were offset by an increase in salaries and wage expense due to the restructuring charges recorded in May 2003 of $0.3 million for 19 research and development employees.

     Research and development expense of $5.6 million for the three months ended September 30, 2003 consisted of $4.4 million for lupus research and development related expense, $0.7 million for thrombosis research and development related expense, and $0.5 million for other research and development related expense. Research and development expense of $26.0 million for the nine months ended September 30, 2003 consisted of $22.0 million for lupus research and development related expense, $2.5 million for thrombosis research and development related expense, and $1.5 million for other research and development related expense. For the three and nine months ended September 30, 2003, total lupus research and development expense consisted primarily of clinical research organization fees, investigator fees, salaries and other costs related to research, manufacturing and clinical personnel, and fees for consulting and professional outside services. For the three and nine months ended September 30, 2003, total thrombosis research and development expense consisted primarily of salaries for research and development personnel and research supplies. For the three and nine months ended September 30, 2003, total other research and development expense primarily consisted of salaries for research and development personnel, facilities expense, depreciation expense and fees for consulting and professional outside services.

     As a result of the completion of the Phase 3 clinical trial of Riquent and related clinical studies, the closure of the open-label follow-on clinical trial of Riquent, the elimination of 19 research and development positions, and other cost saving activities, we reduced our research and development expenses beginning in the third quarter of this year. However, our research and development expenses may increase significantly in the future if we are required or choose to conduct additional clinical trials, initiate commercialization activities of Riquent, increase our development activities of LJP 1082, or intensify our development of additional drug candidates.

     General and administrative expenses decreased to $1.4 million and $4.8 million for the three and nine months ended September 30, 2003, respectively, from $1.7 million and $4.9 million for the same periods in 2002. The decrease was primarily due to a decrease in fees for consultants and professional outside services related to pre-marketing activities during 2003. This was partially offset by an increase in salaries and wage expense as a result of the restructuring charges recorded in May 2003 of $0.2 million for 5 administrative employees and an increase in depreciation expense related to the software and equipment for our new financial and materials management systems implemented in January 2003. If, and to the extent that, we increase our commercialization, clinical trial, manufacturing or research and development activities in the future, general and administrative expense will increase to support those activities.

     Interest income decreased to $0.2 million and $0.5 million for the three and nine months ended September 30, 2003, respectively, from $0.4 million and $1.1 million for the same periods in 2002 primarily due to lower average investment balances and interest rates on our investments. For the three and nine months ended September 30, 2003, interest expense increased to $57,000 and $150,000, respectively, from $7,000 and $22,000 for the same periods in 2002. The increase in interest expense was due to an increase in our notes payable obligations.

Liquidity and Capital Resources

     From inception through September 30, 2003, we have incurred a cumulative net loss of approximately $184.0 million and have financed our operations through private and public offerings of securities, revenues from collaborative agreements, equipment financings, and interest income on invested cash balances. From inception through September 30, 2003, we raised approximately $227.8 million in net proceeds from sales of equity securities.

     At September 30, 2003, we had $39.3 million in cash, cash equivalents and short-term investments, as compared to $52.7 million at December 31, 2002. Our working capital at September 30, 2003 was $36.9 million, as compared to $46.5 million at December 31, 2002. The decrease in cash, cash equivalents and short-term investments and working capital resulted from the use of our financial resources to fund our clinical trials, research and development efforts, manufacturing activities and other general corporate purposes, partially offset by the net proceeds of $20.9 million we received from the sale of 8,150,000 shares of our common stock in August 2003. We invest our cash in corporate and United States Government-backed debt instruments. As of September 30, 2003, we classified all of our cash investments as available-for-sale securities because we expect to sell them in order to support our current operations regardless of their maturity dates. As of September 30, 2003, available-for-sale securities of $18.2 million have stated maturity dates of one year or less and $19.4 million have maturity dates of more than one year.

     As of September 30, 2003, we had acquired an aggregate of $13.3 million in property and equipment, of which approximately $0.2 million is financed under capital leases and $2.9 million is financed under notes payable obligations. In addition, we lease our office and laboratory facilities and certain equipment under operating leases. We have also entered into a $1.4 million purchase commitment with a potential third party manufacturer of materials for Riquent. The purpose of the agreement is to qualify the manufacturer as a manufacturer that we could use in the commercial production of Riquent if we obtain regulatory approval. The agreement includes a cancellation fee of $0.4 million. We intend to use our current financial resources to fund our obligation under this purchase commitment. In the future, we may have additional increases to our investments in property and equipment if we expand our research and development and manufacturing facilities and capabilities.

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

     We anticipate that our existing cash and cash investments, including the net proceeds of $20.9 million we received from the sale of 8,150,000 shares of our common stock in August 2003, and interest earned thereon, will be sufficient to fund our operations as currently planned into the fourth quarter of 2004, assuming we do not engage in any significant clinical trial or commercialization activities. Our future capital requirements will depend upon many factors, including the outcome of meetings with regulatory authorities, the time and costs involved in applying for any regulatory approvals, the continued analysis of data from the Phase 3 clinical trial of Riquent and the Phase 1/2 clinical trial of LJP 1082, the scope and results of future clinical trials, continued scientific progress in our research and development programs, the size and complexity of these programs, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, our ability to establish and maintain collaborative relationships, and the cost of possible manufacturing and commercialization activities. We expect to incur significant net operating losses each year for at least the next several years as we continue our current research and development efforts, including possible additional clinical trials, manufacturing and commercialization activities of Riquent, and incur general and administrative expenses to support these efforts. It is possible that our cash requirements will exceed current projections and that we will therefore need additional financing sooner than currently expected.

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

     We will continue to seek capital through appropriate means, including issuance of our securities and establishment of collaborative arrangements. However, there can be no assurance that additional financing will be available on acceptable terms, if it all, and our negotiating position in capital-raising efforts may worsen as we continue to use existing resources or if the development of Riquent is delayed or terminated. There is also no assurance that we will be able to enter into future collaborative relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We invest our excess cash in interest-bearing investment-grade securities which we sell from time to time to support our current operations. We do not utilize derivative financial instruments, derivative commodity instruments, or other market-risk-sensitive instruments, positions or transactions in any material fashion. Although the investment-grade securities which we hold are subject to changes in the financial standing of the issuer of such securities, we do not believe that we are subject to any material risks arising from the maturity dates of the debt instruments or changes in interest rates because the interest rates of the securities in which we invest that have a maturity date greater than one year are reset periodically within time periods not exceeding fifty days. We currently do not invest in any securities that are materially and directly affected by foreign currency exchange rates or commodity prices.

ITEM 4. CONTROLS AND PROCEDURES

(a) As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to La Jolla Pharmaceutical Company required to be included in our periodic SEC filings.

(b) There was no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Risk Factors

We are updating and restating the risk factors included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2002 as follows:

I.     Risk Factors Relating To La Jolla Pharmaceutical And The Industry In Which We Operate

If the continued development of Riquent is significantly delayed because of the results of our Phase 3 clinical trial, our business and financial condition will be adversely affected and it may be difficult or impossible for us to survive.

     The data from our Phase 3 clinical trial of Riquent indicated that treatment with Riquent did not increase length of time to renal flare, the primary endpoint, in a statistically significant manner when compared with placebo. As a result, our ability to obtain regulatory clearance to market Riquent either in the United States or in Europe is uncertain, and we may be required to conduct additional clinical trials to demonstrate the safety and efficacy of Riquent. The uncertainty regarding the future development of Riquent caused by the Phase 3 trial results may negatively affect our ability to raise necessary additional funding in the future. If the continued development of Riquent is significantly delayed for any reason, and if we are unable to timely raise additional funding, we may not have the financial resources to continue research and development of Riquent, LJP 1082 or any other potential drug candidates, and it may be difficult or impossible for us to survive.

Our drug candidates may not perform well in clinical trials. Without successful clinical trials, we will not be able to market or sell any products.

     In order to sell our products that are under development, we must first receive regulatory approval. To obtain regulatory approval, we must conduct clinical trials and toxicology studies that demonstrate that our drug candidates are safe and effective. Positive results from previous trials and studies of Riquent and LJP 1082 may not be observed in future trials and studies. If Riquent and LJP 1082 are ultimately not found to be safe and effective, we would be unable to obtain regulatory approval to manufacture, market and sell these drugs. Because Riquent is our only drug candidate for which we have completed a Phase 3 clinical trial, and because there is no guarantee that we would be able to develop an alternate drug candidate, our inability to commercialize Riquent would have a severe negative effect on our business, and we may not have the financial resources to continue research and development of Riquent, LJP 1082 or any other potential drug candidates.

Results from our clinical trials may not be sufficient to obtain clearance to market Riquent or our other drug candidates in the United States or Europe on a timely basis, or at all.

     Our drug candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining United States Food and Drug Administration (“FDA”) and other regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays. The FDA and foreign regulatory authorities have substantial discretion in the approval process. The FDA and foreign regulatory authorities may not agree that we have demonstrated that Riquent or LJP 1082 are safe and effective after completion of our clinical trials. The FDA may refuse to accept an application for approval of a drug candidate if it believes that applicable regulatory criteria are not satisfied and, although we plan to submit an NDA in December 2003 or January 2004, we can provide no assurances that the application will be accepted or approved by regulatory authorities.

     Even if the results of future clinical trials are favorable, the FDA and foreign regulatory authorities may require us to design and conduct additional studies to further demonstrate the safety and efficacy of our drugs, which may result in significant expense and delay. The FDA and foreign regulatory authorities may also require new or additional clinical trials because of inconclusive results from earlier clinical trials, including the Phase 3 trial of Riquent, a possible failure to conduct clinical trials in complete adherence to FDA good clinical practice standards and similar standards of foreign regulatory authorities, the identification of new clinical trial endpoints, or the need for additional data regarding the safety or efficacy of our drug candidates. Moreover, if the FDA or foreign regulatory authorities grant regulatory approval of a drug candidate, the approval may be limited to specific indications or patient populations, or limited with respect to its distribution, including to specified facilities or physicians with special training or experience. The imposition of any of these restrictions or other restrictions on the marketing and use of Riquent could adversely affect any future sales of Riquent, which could result in a material adverse effect on us. It is possible that the FDA or foreign regulatory authorities may not ultimately approve Riquent, LJP 1082 or our other drug candidates for commercial sale in any jurisdiction, even if future clinical results are positive. In addition, even if a drug candidate is approved, it is possible that a subsequent issue regarding its safety or efficacy would require us to remove the drug from the market.

     Because Riquent is our only drug candidate for which we have completed a Phase 3 clinical trial, and because there is no guarantee that we would be able to develop an alternate drug candidate, our inability to obtain regulatory approval of Riquent would have a severe negative effect on our business, and we may not have the financial resources to continue research and development of Riquent, LJP 1082 or any other potential drug candidates.

We may be unsuccessful in obtaining accelerated approval for Riquent under the Subpart H regulations.

     Although we may pursue accelerated FDA approval for Riquent under the Subpart H regulation, there can be no assurance that reductions in levels of antibodies to double-stranded DNA (“dsDNA”) will be deemed by the FDA as a surrogate endpoint that is reasonably likely to predict clinical benefit, that we will be able to agree with the FDA about the design and timing of a post-marketing clinical trial, or that we will be able to successfully complete any post-marketing clinical trial. The success of any future clinical trial that we may be required to conduct as part of a Subpart H approval process will depend, in part, upon our ability to locate and enroll patients meeting the criteria specified for such a trial. Even if the FDA approves Riquent under Subpart H, if we fail to successfully complete a post-marketing clinical trial or if the results of a post-marketing trial fail to demonstrate the clinical benefit of Riquent, the FDA would have the authority to remove Riquent from the market. Because Riquent is our only drug candidate for which we have completed a Phase 3 clinical trial, and because there is no guarantee that we would be able to develop an alternate drug candidate, our inability to obtain or maintain regulatory approval of Riquent would have a severe negative effect on our business, and we may not have the financial resources to continue research and development of Riquent, LJP 1082 or any other potential drug candidates.

We will need additional funds to support our operations and may need to reduce operations, sell stock or assets, enter into collaborative agreements or merge with another entity to continue operations.

     Our operations to date have consumed substantial capital resources, and we may expend substantial amounts of capital resources for additional research, product development, pre-clinical testing and clinical trials of drug candidates. If we ultimately receive favorable clinical results and regulatory approval for our drug candidates, we may also devote substantial additional capital resources to establish commercial-scale manufacturing capabilities and to market and sell potential products. We will need to raise additional funds to finance our future operations. Our future capital requirements will depend upon many factors, including:

•	our ability to obtain regulatory approval for Riquent,

•	continued scientific progress in our research and development programs,

•	the size and complexity of our research and development programs,

•	the scope and results of pre-clinical testing and clinical trials,

•	the time and costs involved in applying for regulatory approvals,

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims,

•	competing technological and market developments,

•	our ability to establish and maintain collaborative research and development arrangements,

•	our need to establish commercial manufacturing capabilities, and

•	our ability to develop effective marketing and sales programs.

     We expect to incur substantial losses each year for at least the next several years as we continue our planned research, clinical development, manufacturing and marketing activities. If we ultimately receive regulatory approval for Riquent, LJP 1082 or our other drug candidates, our manufacturing, marketing and sales activities are likely to substantially increase our expenses and our need for working capital. We anticipate that our existing cash, investments and interest earned thereon will be sufficient to fund our operations as currently planned into the fourth quarter of 2004, assuming that we do not engage in any significant clinical trial or commercialization activities. However, the amounts we expend may vary significantly, and it is possible that our cash requirements will exceed current projections and that we will therefore need additional financing sooner than currently expected. In the future, it is possible that we will not have adequate resources to support continuation of our business activities.

     We actively seek additional funding, including through public and private financings and collaborative arrangements. Our choice of financing alternatives may vary from time to time depending upon various factors, including the market price of our securities, conditions in the financial markets and the interest of other entities in strategic transactions with us. There can be no guarantee that additional financing will be available on favorable terms, if at all, whether through issuance of securities, collaborative arrangement, or otherwise. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our research and development programs or obtain funds through arrangements with collaborative partners or others that require us to relinquish rights to our technologies or potential products. We also may be required to merge with another entity to continue our operations. Any one of these outcomes could have a negative impact on our ability to develop products or achieve profitability if our products are brought to market. If, and to the extent, we obtain additional funding through sales of securities, your investment in us will be diluted, and dilution can be particularly substantial if a financing is conducted when the price of our common stock is low.

If we are to obtain regulatory approval of Riquent, the FDA must also approve our manufacturing facilities and processes.

     In addition to demonstrating the safety and efficacy of Riquent in clinical trials, we must also obtain FDA approval of our manufacturing facilities in order to obtain FDA approval for the commercial use of Riquent. As part of the approval process, we must validate our manufacturing facilities and processes to the satisfaction of the FDA. Although we have initiated the process of validating and obtaining FDA approval of our facilities and processes, we have never operated an FDA-approved manufacturing facility. If we are unable to obtain the necessary approvals, the FDA will not approve Riquent for commercial use.

Our blood test to measure the binding affinity for Riquent has not been validated by independent laboratories and may require regulatory approval as part of the Riquent approval process.

     In 1998, we developed a blood test that we believe can identify the lupus patients who are most likely to respond to Riquent. The blood test is designed to measure the strength of the binding between Riquent and a patient’s antibodies. This affinity assay was used to identify the patients who were included in the efficacy analysis of the Phase 3 trial of Riquent. Independent laboratories have not validated the assay, and the results of the affinity assay observed in our clinical trials of Riquent may not be observed in the broader lupus patient population. In addition, regulatory agencies will likely require that the assay be reviewed, and it may be required to be approved, as part of the approval process of Riquent. The testing laboratory conducting the assay may also require additional regulatory approval. If additional regulatory approval of the testing laboratory is required, the approval and possible commercialization of Riquent may be delayed.

The technology underlying our products is uncertain and unproven.

     All of our product development efforts are based upon unproven technologies and therapeutic approaches that have not been widely tested or used. To date, no products that use our technology have been commercialized. Riquent and LJP 1082 have not been proven to be safe and effective in humans, and the technology upon which they are based has been used only in our pre-clinical tests and clinical trials. Application of our technology to antibody-mediated diseases other than lupus and antibody-mediated thrombosis is in earlier research stages. Clinical trials of Riquent and LJP 1082 may be viewed as a test of our entire approach to developing therapies for antibody-mediated diseases. If Riquent or LJP 1082 does not work as intended, or if the data from our clinical trials indicate that Riquent or LJP 1082 is not safe and effective, the applicability of our technology for treating antibody-mediated diseases will be highly uncertain. As a result, there is a significant risk that our therapeutic approaches will not prove to be successful, and there can be no guarantee that our drug discovery technologies will result in any commercially successful products.

Future clinical trials may be delayed or halted.

     Future clinical trials of Riquent or LJP 1082, trials of drugs related to these drugs, or clinical trials of other drug candidates may be delayed or halted. During the development of Riquent, our Phase 2/3 clinical study, in collaboration with Abbott Laboratories, was terminated before planned patient enrollment was completed. Future trials may be delayed or halted for various reasons, including:

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

     We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of approximately $184.0 million as of September 30, 2003. We expect to incur substantial losses each year for at least the next several years as we seek regulatory approval, conduct additional clinical trials of our drug candidates, and continue our research, clinical development, and manufacturing and marketing activities. In addition, even assuming we ultimately receive favorable clinical results and FDA approval for Riquent, LJP 1082 or our other drug candidates, we will be required to develop commercial manufacturing capabilities and sales and marketing programs which may result in substantial additional losses. To achieve profitability we must, among other matters, complete the development of our products, obtain all necessary regulatory approvals and establish commercial manufacturing, marketing and sales capabilities. The amount of losses and the time required by us to reach sustained profitability are highly uncertain and we may never achieve profitability. We do not expect to generate revenues from the sale of Riquent, if approved, or our other products, if any, for several years, and we may never generate product revenues.

The size of the market for our potential products is uncertain.

     We estimate that the number of people who suffer from lupus in the United States and Europe is approximately 1,000,000 and that those with renal impairment, which Riquent is designed to treat, is approximately 300,000. With respect to antibody-mediated thrombosis, which LJP 1082 is designed to treat, we estimate that there are approximately 1,000,000 to 2,000,000 patients in the United States and Europe. Within the estimated antibody-mediated thrombosis patient population, we believe antiphospholipid antibodies contributed to approximately 10% of the approximate 4,000,000 strokes in 2002. However, there is limited information available regarding the actual size of these patient populations. In addition, it is uncertain whether the results from previous or future clinical trials of our drug candidates will be observed in broader patient populations, and the number of patients who may benefit from our drug candidates may be significantly smaller than the estimated patient populations. Furthermore, management of patients with renal disease by specialists other than nephrologists and immunologists is likely to reduce our ability to access patients who may benefit from Riquent.

Our drugs may not achieve market acceptance.

     Even if Riquent or our other drug candidates receive regulatory approval, patients and physicians may not readily accept our proposed methods of treatment. In order for Riquent or our other drug candidates to be commercially successful, we will need to increase the awareness and acceptance of our drug candidates among physicians, patients and the medical community. Riquent is designed to be administered intravenously. It is possible that providers and patients may resist an intravenously administered therapeutic. In addition, if we are unable to manufacture drugs at an acceptable cost, physicians may not readily prescribe drugs that we may manufacture due to cost-benefit considerations when compared to other methods of treatment. If we are unable to achieve market acceptance for approved products, our revenues and potential for profitability will be negatively affected.

We lack experience in marketing products for commercial sale.

     In order to commercialize any drug candidate approved by the FDA, we must either develop marketing and sales programs or enter into marketing arrangements with others. If we cannot do either of these successfully, we will not generate meaningful sales of any products that may be approved. If we develop our own marketing and sales capabilities, we will be required to employ a sales force, establish and staff a customer service department, and create or identify distribution channels for our drugs. We would compete with other companies that have experienced and well-funded marketing and sales operations. In addition, if we establish our own sales and distribution capabilities, we may experience unanticipated delays and expenditures and have difficulty in gaining market acceptance for our drug candidates. We currently have no marketing arrangements with others. There can be no guarantee that, if we desire to, we will be able to enter into any marketing agreements on favorable terms, if at all, or that any such agreements will result in payments to us. If we enter into co-promotion or other marketing and sales arrangements with other companies, any revenues that we may receive will be dependent upon the efforts of others. There can be no guarantee that these efforts will be successful.

Our limited manufacturing capabilities and experience could result in shortages of products for testing and future sale, and our revenues and profit margin could be negatively affected.

     Substantial capital investment in the expansion and build-out of our manufacturing facilities will be required to enable us to manufacture Riquent, if approved, in significant commercial quantities. We have limited manufacturing experience, and we may be unable to successfully transition to commercial production. In addition, we have never operated an FDA-approved manufacturing facility, and we will be required to manufacture Riquent pursuant to applicable FDA good manufacturing practices. Our inexperience could result in manufacturing delays or interruptions and higher than anticipated manufacturing costs. This could negatively affect our ability to introduce products into the market on a timely and competitive basis. In addition, the subsequent sales of our products and our profit margins may be negatively affected.

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

     We rely upon outside suppliers to provide us with specialized chemicals and reagents that we use to manufacture our drugs. In order to manufacture Riquent, LJP 1082 and our other drug candidates in sufficient quantities for our clinical trials and possible commercialization, our suppliers will be required to provide us with an adequate supply of chemicals and reagents. Our ability to obtain these chemicals and reagents is subject to the following risks:

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

     The continuing efforts of government and healthcare insurance companies to reduce the costs of healthcare may reduce the amount of income that we can generate from sales of future products. For example, in certain foreign markets, pricing and profitability of prescription drugs are subject to government control. In the United States, we expect that there will continue to be a number of federal and state proposals to implement similar government controls. In addition, an increasing emphasis on managed care in the United States will continue to put pressure on drug manufacturers to reduce prices. Cost control initiatives could reduce the revenue that we receive for any products we may develop and sell in the future.

Our success in developing and marketing our drug candidates depends significantly upon our ability to obtain patent protection for Riquent, LJP 1082 and any other developed products. In addition, we will need to successfully preserve our trade secrets and operate without infringing on the rights of others.

     We depend upon patents and other unpatented intellectual property to prevent others from improperly benefiting from products or technologies that we may have developed. As of December 31, 2002, we owned 98 issued patents and 93 pending patent applications covering various technologies and drug candidates, including Riquent and LJP 1082. There can be no assurance, however, that any additional patents will be issued, that the scope of any patent protection will be sufficient to protect us, or that any current or future issued patent will be held valid if subsequently challenged. There is a substantial backlog of biotechnology patent applications at the United States Patent and Trademark Office that may delay the review and issuance of any patents. The patent position of biotechnology firms like ours is highly uncertain and involves complex legal and factual questions, and no consistent policy has emerged regarding the breadth of claims covered in biotechnology patents or the protection afforded by these patents. Currently, we have a number of patent applications pending in the United States relating to our technology, as well as foreign counterparts to some of our United States patent applications. We intend to continue to file applications as we believe appropriate for patents covering both our products and processes. There can be no assurance that patents will be issued from any of these applications, or that the scope of any issued patents will protect our technology.

     We do not necessarily know if others, including competitors, have patents or patent applications pending that relate to compounds or processes that overlap or compete with our intellectual property. We are aware of one family of United States patents that contains claims covering subject matter that may conflict with some of our key patents and patent applications, and any such conflict may affect our ability to manufacture and sell our products in the future. If the United States Patent and Trademark Office or any foreign counterpart issues or has issued patents containing competitive or conflicting claims, and if these claims are valid, the protection provided by our existing patents or any future patents that may be issued could be significantly reduced, and our ability to prevent competitors from developing products or technologies identical or similar to ours could be negatively affected. In addition, there can be no guarantee that we would be able to obtain licenses to these patents on commercially reasonable terms, if at all, or that we would be able to develop or obtain alternative technology. Our failure to obtain a license to a technology or process that may be required to develop or commercialize one or more of our drug candidates may have a material adverse effect on our business. In addition, we may have to incur significant expenses and management time in defending or enforcing our patents.

     We also rely upon unpatented intellectual property such as trade secrets and improvements, know-how, and continuing technological innovation. While we seek to protect these rights, it is possible that:

•	others, including competitors, will develop inventions relevant to our business,

•	our confidentiality agreements will be breached, and we will not have adequate remedies for such a breach, or

•	our trade secrets will otherwise become known or be independently discovered by competitors.

     We could incur substantial costs in defending suits others might bring against us for infringement of intellectual property rights or in prosecuting suits that we might bring against others to protect our intellectual property rights.

Our research and development and operations depend in part upon key employees. Losing these employees would have a negative effect on our product development and operations.

     We are highly dependent upon the principal members of our scientific and management staff, the loss of whose services would delay the achievement of our research and development objectives. This is because our key personnel, including Steven Engle, Dr. Matthew Linnik, Dr. Paul Jenn and Dr. Andrew Wiseman, have been involved in the development of Riquent, LJP 1082 and other drug candidates for several years and have unique knowledge of our drug candidates and of the technology upon which they are based. In addition, we will be required to rely upon other key members of our senior management team, including Bruce Bennett, Dr. Kenneth Heilbrunn, and William Welch, to assist us with growth and expansion into areas requiring additional expertise, such as clinical trials, regulatory approvals, manufacturing, marketing and sales. We expect that we will continue to require additional management personnel, and that our existing management personnel will be required to develop additional expertise.

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

     We may seek to collaborate with pharmaceutical companies to gain access to their research, drug development, manufacturing, marketing, sales and financial resources. We may not be able, however, to negotiate arrangements with any collaborative partners on favorable terms, if at all. Any collaborative relationships that we enter into may include restrictions on our freedom to operate our business or may limit the sales of our products. If a collaborative arrangement is established, the collaborative partner may discontinue funding any particular program or may, either alone or with others, pursue alternative technologies or develop alternative drug candidates for the diseases we are targeting. Competing products, developed by a collaborative partner or to which a collaborative partner has rights, may result in the collaborative partner withdrawing support as to all or a portion of our technology.

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

     Competition from domestic and foreign biotechnology companies, large pharmaceutical companies and other institutions is intense and is expected to increase. A number of companies and institutions are pursuing the development of pharmaceuticals in our targeted areas, and many of these companies are very large and have financial, technical, sales and distribution and other resources substantially greater than ours. The greater resources of these competitors could enable them to develop competing products more quickly than we are able to, and to market any competing product more quickly or effectively so as to make it extremely difficult for us to develop a share of the market for our products. These competitors also include companies that are conducting clinical trials and pre-clinical studies for the treatment of lupus and thrombosis. Our competitors may develop or obtain regulatory approval for products more rapidly than we do. Also, the biotechnology and pharmaceutical industries are subject to rapid changes in technology. Our competitors may develop and market technologies and products that are more effective or less costly than those we are developing, or that would render our technology and proposed products obsolete or noncompetitive.

An interruption in the operation of our sole manufacturing facility could disrupt our operations.

     We have only one drug manufacturing facility. A significant interruption in the operation of this facility, whether as a result of a natural disaster or other causes, would significantly impair our ability to manufacture drugs for our clinical trials or possible commercialization.

The use of Riquent, LJP 1082 and other potential products in clinical trials, as well as the sale of any approved products, may expose us to lawsuits resulting from the use of these products.

     The use and possible sale of Riquent, LJP 1082 and other potential products may expose us to legal liability and generate negative publicity if we are subject to claims that our products harmed people. These claims might be made directly by patients, pharmaceutical companies, or others. We currently maintain $10.0 million of product liability insurance for claims arising from the use of our products in clinical trials. Product liability insurance is becoming increasingly expensive, however, and there can be no guarantee that we will be able to maintain insurance or that insurance can be acquired at a reasonable cost, in sufficient amounts, or with broad enough coverage to protect us against possible losses. Furthermore, it is possible that our financial resources would be insufficient to satisfy potential product liability or other claims. A successful product liability claim or series of claims brought against us could negatively impact our business and financial condition.

We face environmental liabilities related to certain hazardous materials used in our operations.

     Due to the nature of our manufacturing processes, we are subject to stringent federal, state and local laws governing the use, handling and disposal of certain materials and wastes. We may have to incur significant costs to comply with environmental regulations if and when our manufacturing increases to commercial volumes. Current or future environmental laws may significantly affect our operations because, for instance, our production process may be required to be altered, thereby increasing our production costs. In our research activities, we use radioactive and other materials that could be hazardous to human health, safety or the environment. These materials and various wastes resulting from their use are stored at our facility pending ultimate use and disposal. The risk of accidental injury or contamination from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any resulting damages, and any such liability could exceed our resources. Our general liability insurance may not be sufficient to insure against all types or amounts of environmental liabilities.

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

     The market price of our common stock has been and is likely to continue to be highly volatile. Market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors, among others, can have a significant effect on the market price of our securities:

•	our clinical trial results,

•	actions or decisions by the FDA and other comparable agencies,

•	announcements of technological innovations or new therapeutic products by others or by us,

•	developments in patent or other proprietary rights,

•	public concern as to the safety of drugs discovered or developed by us or by others,

•	future sales of significant amounts of our common stock by existing stockholders or by us,

•	developments concerning potential agreements with collaborators,

•	comments by securities analysts and general market conditions, and

•	government regulation.

     The realization of any of the risks described in these “Risk Factors” could have a negative effect on the market price of our common stock.

In the future, our stock may be removed from listing on the Nasdaq quotation system and may not qualify for listing on any stock exchange, in which case it may be difficult to find a market in our stock.

     If our stock is no longer traded on a national trading market, it may be more difficult for you to sell shares that you own, and the price of the stock may be negatively affected. Currently, our securities are traded on the Nasdaq National Market. Nasdaq has several continued listing requirements, including a minimum-trading price. Previously, we have received notice from Nasdaq that our stock price fell below this minimum trading price. Although we have since come back into compliance with this Nasdaq requirement, it is possible that we will fall out of compliance with this or other Nasdaq continued listing criteria at some point in the future. Failure to comply with any one of several Nasdaq requirements may cause our stock to be removed from listing on Nasdaq. Should this happen, we may not be able to secure listing on other exchanges or quotation systems. This would have a negative effect on the price and liquidity of our stock.

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

     Sales of our common stock in the public market, or the perception that such sales could occur, could result in a drop in the market price of our securities and make it more difficult for us to complete future equity financings on acceptable terms, if at all. We have outstanding the following shares of common stock:

•	Approximately 50,736,346 shares of common stock that have been issued in registered offerings or are otherwise freely tradable in the public markets.

•	Approximately 72,348 shares of common stock are currently eligible for resale in the public market pursuant to SEC Rule 144.

•	As of September 30, 2003, there were an aggregate of 7,638,432 shares of common stock that may be issued on the exercise of outstanding stock options granted under our various stock option plans at a weighted average exercise price of $4.72 per share.

•	We have in effect registration statements under the Securities Act of 1933, as amended (the “Securities Act”), registering approximately 9,200,000 shares of common stock reserved under our incentive stock option and employee stock purchase plans. Approximately 143,900 shares of common stock that may be issued on the exercise of outstanding stock options will be available for public resale under SEC Rule 144 pursuant to Rule 701 under the Securities Act.

•	As of September 30, 2003, pursuant to a registration statement on Form S-3 filed on December 10, 2002, we may offer up to an aggregate amount of $102,587,500 of our common stock.

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

     We have in place several anti-takeover devices, including a stockholder rights plan, which may have the effect of delaying or preventing changes in our management or deterring third parties from seeking to acquire significant positions in our common stock. For example, one anti-takeover device provides for a board of directors that is separated into three classes, with their terms in office staggered over three year periods. This has the effect of delaying a change in control of our board of directors without the cooperation of the incumbent board. In addition, our bylaws require stockholders to give us written notice of any proposal or director nomination within a specified period of time prior to the annual stockholder meeting, establish certain qualifications for a person to be elected or appointed to the board of directors during the pendency of certain business combination transactions, and do not allow stockholders to call a special meeting of stockholders.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Description

3.1	Intentionally omitted

3.2	Amended and Restated Bylaws of the Company (1)

3.3	Amended and Restated Certificate of Incorporation of the Company (2)

4.0	Rights Agreement dated as of December 3, 1998 between the Company and American Stock Transfer & Trust Company (3)

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (4)

4.2	Amendment to Rights Agreement, effective as of July 21, 2000, between the Company and American Stock Transfer & Trust Company (5)

10.11	La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (Amended and Restated as of May 16, 2003) (6)*

10.36	Promissory Note, dated as of April 23, 2003, between the Company and General Electric Capital Corporation (7)

10.37	Promissory Note, dated as of June 27, 2003, between the Company and General Electric Capital Corporation (6)

10.39	Promissory Note, dated as of September 26, 2003, between the Company and General Electric Capital Corporation

10.40	Lease Renewal Amendment, dated as of July 1, 2003, between the Company and General Electric Capital Corporation Successor In Interest to Comdisco, Inc. as of February 26, 2002

10.41	Underwriting Agreement, dated as of August 7, 2003, between the Company and Pacific Growth Equities, LLC (8)

10.42	Form of Registration Rights Agreement, dated January 2002, between the Company and the initial purchasers (9)

10.43	Form of Stock Purchase Agreement, dated January 2002, between the Company and the initial purchasers (9)

10.44	Form of Registration Rights Agreement, dated February 5, 2001, between the Company and the initial purchasers

10.45	Form of Stock Purchase Agreement, dated February 5, 2001, between the Company and the initial purchasers

10.46	Form of Registration Rights Agreement, dated July 19, 2000, between the Company and the initial purchasers

10.47	Form of Stock Purchase Agreement, dated July 19, 2000, between the Company and the initial purchasers

10.48	Form of Registration Rights Agreement, dated February 10, 2000, between the Company and the initial purchasers

10.49	Form of Stock Purchase Agreement, dated February 10, 2000, between the Company and the initial purchasers

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(2)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein.

(3)	Previously filed with the Company’s Registration Statement on Form 8-A (No. 000-24274) as filed with the Securities and Exchange Commission on December 4, 1998 and incorporated by reference herein.

(4)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein.

(5)	Previously filed with the Company’s Current Report on Form 8-K filed on January 26, 2001 and incorporated by reference herein. The changes effected by the Amendment are also reflected in the Amendment to Application for Registration on Form 8-A/A filed on January 26, 2001.

(6)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein.

(7)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated by reference herein.

(8)	Previously filed with the Company’s Current Report on Form 8-K filed on August 12, 2003 and incorporated by reference herein.

(9)	Previously filed with the Company’s Current Report on Form 8-K filed on January 16, 2002 and incorporated by reference herein.

(b) Reports on Form 8-K

On July 24, 2003, we filed a current report on Form 8-K to report that, based upon recent discussions with the FDA, we may pursue an accelerated approval for Riquent under the FDA’s Subpart H regulation. On August 1, 2003, we filed an amendment to a current report on Form 8-K/A to correct certain information contained in our current report on Form 8-K, filed on June 17, 2003. On August 4, 2003, we filed a current report on Form 8-K pursuant to which we furnished a release regarding our second quarter financial results for 2003. On August 12, 2003, we filed a current report on Form 8-K to report that we had entered into an underwriting agreement, pursuant to which we agreed to sell 8,150,000 shares of our common stock in an underwritten public offering, and that we had filed a Prospectus Supplement with the Securities and Exchange Commission relating to the offering of the shares. On August 13, 2003, we had filed a current report on Form 8-K to report that we had completed our previously announced public offering. On September 22, 2003, we filed a current report on Form 8-K to report that Steven Engle, our Chief Executive Officer, had presented at the UBS Warburg Global Life Sciences Conference. On October 17, 2003, we filed a current report on Form 8-K to report that certain directors and officers of La Jolla Pharmaceutical Company had amended previously reported trading plans. On October 27, 2003, we filed a current report on Form 8-K to report that Matthew Linnik, Ph.D., our Chief Scientific Officer and Executive Vice President of Research, and several of our clinical investigators reviewed previously released data from our clinical trials of Riquent and data regarding LJP 1082 at the American College of Rheumatology 67th Annual Scientific Meeting. On November 6, 2003, we filed a current report on Form 8-K pursuant to which we furnished a release regarding our third quarter financial results for 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company

Date: November 10, 2003	/s/ Steven B. Engle

Steven B. Engle
Chairman and Chief Executive Officer
On behalf of the Registrant

/s/ Gail A. Sloan

Gail A. Sloan
Senior Director of Finance, Controller and Secretary
As Principal Financial and Accounting Officer

LA JOLLA PHARMACEUTICAL COMPANY

INDEX TO EXHIBITS

Exhibit
Number	Description

10.39	Promissory Note, dated as of September 26, 2003, between the Company and General Electric Capital Corporation

10.40	Lease Renewal Amendment, dated as of July 1, 2003, between the Company and General Electric Capital Corporation Successor In Interest to Comdisco, Inc. as of February 26, 2002

10.44	Form of Registration Rights Agreement, dated February 5, 2001, between the Company and the initial purchasers

10.45	Form of Stock Purchase Agreement, dated February 5, 2001, between the Company and the initial purchasers

10.46	Form of Registration Rights Agreement, dated July 19, 2000, between the Company and the initial purchasers

10.47	Form of Stock Purchase Agreement, dated July 19, 2000, between the Company and the initial purchasers

10.48	Form of Registration Rights Agreement, dated February 10, 2000, between the Company and the initial purchasers

10.49	Form of Stock Purchase Agreement, dated February 10, 2000, between the Company and the initial purchasers

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002