Form 10-Q
period 2004-03-31
LA JOLLA PHARMACEUTICAL CO
filed 2004-05-07
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

Mark One

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004

Or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 5, 2004 was 61,211,122.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY
Balance Sheets
(in thousands)

	March 31,	December 31,
	2004	2003

	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$5,140	$4,021
Short-term investments	48,557	28,112
Other current assets	1,277	957

Total current assets	54,974	33,090
Property and equipment, net	6,040	6,206
Patent costs and other assets, net	2,720	2,648

Total assets	$63,734	$41,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,453	$278
Accrued clinical/regulatory expenses	238	524
Accrued expenses	1,162	865
Accrued payroll and related expenses	1,178	1,692
Current portion of obligations under capital leases	56	66
Current portion of notes payable	815	751

Total current liabilities	4,902	4,176
Noncurrent portion of obligations under capital leases	14	29
Noncurrent portion of notes payable	1,233	1,312
Commitments
Stockholders’ equity:
Common stock	612	511
Additional paid-in capital	257,794	228,394
Other comprehensive (loss) income	(41)	(73)
Accumulated deficit	(200,780)	(192,405)

Total stockholders’ equity	57,585	36,427

Total liabilities and stockholders’ equity	$63,734	$41,944

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States.

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2004	2003
Expenses:
Research and development	$6,801	$11,920
General and administrative	1,518	1,801

Total expenses	8,319	13,721

Loss from operations	(8,319)	(13,721)
Interest (expense) income, net	(56)	180

Net loss	$(8,375)	$(13,541)

Basic and diluted net loss per share	$(0.15)	$(0.32)

Shares used in computing basic and diluted net loss per share	54,747	42,480

     See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
Operating activities:
Net loss	$(8,375)	$(13,541)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	493	518
Accretion of interest income	(75)	2
Write-off of patents	59	—
Change in operating assets and liabilities:
Other current assets	(320)	(622)
Accounts payable and accrued expenses	1,472	1,389
Accrued clinical/regulatory expenses	(286)	(345)
Accrued payroll and related expenses	(514)	(272)

Net cash used for operating activities	(7,546)	(12,871)
Investing activities:
Purchases of short-term investments	(26,718)	(13,310)
Sales of short-term investments	6,380	26,223
Maturities of short-term investments	—	3,530
Additions to property and equipment	(298)	(991)
Increase in patent costs and other assets	(160)	(151)

Net cash (used for) provided by investing activities	(20,796)	15,301
Financing activities:
Net proceeds from issuance of common stock	29,501	101
Payments on obligations under capital leases	(25)	(37)
Proceeds from issuance of notes payable	189	—
Payments on notes payable	(204)	(109)

Net cash provided by (used for) financing activities	29,461	(45)

Net increase in cash and cash equivalents	1,119	2,385
Cash and cash equivalents at beginning of period	4,021	5,610

Cash and cash equivalents at end of period	$5,140	$7,995

Supplemental disclosure of cash flow information:
Interest paid	$49	$43

Supplemental schedule of noncash investing and financing activities:
Capital lease obligations incurred for property and equipment	$—	$59

Net unrealized losses on available-for-sale investments	$32	$(10)

     See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Financial Statements
(Unaudited)

March 31, 2004

1. Basis of Presentation

The accompanying unaudited financial statements of La Jolla Pharmaceutical Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2004. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2003 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

Reclassification

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

Stock-Based Compensation

As allowed under Statement of Financial Accounting Standard No. 123, Accounting and Disclosure of Stock-Based Compensation (“SFAS 123”), the Company has elected to continue to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. The Company generally grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Therefore, under APB 25, the Company recognizes no compensation expense for such stock option grants.

Pro forma information regarding net loss and net loss per share is required by SFAS 123. SFAS 123 requires that the information be determined as if the Company has accounted for its equity incentive plans granted after December 31, 1994 under the fair value method prescribed by SFAS 123. The fair value of the options granted was estimated at the date of grant using a Black-Scholes option pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options’ vesting period. The Company’s pro forma information follows (in thousands except for net loss per share information):

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(8,375)	$(13,541)
Less: Stock-based compensation expense determined under fair value based method for all awards	(1,654)	(1,664)

Pro forma net loss	$(10,029)	$(15,205)

Basic and diluted net loss per share as reported	$(0.15)	$(0.32)
Pro forma basic and diluted net loss per share	$(0.18)	$(0.36)

The effects of applying SFAS 123 for either recognizing compensation expense or providing pro forma disclosures may not be representative of the effects on reported net loss for future quarters or years.

Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the periods in accordance with Statement of Financial Accounting Standard No. 128, Earnings per Share. Because the Company has incurred a net loss for all periods presented in the Statements of Operations, stock options are not included in the computation of diluted net loss per share because their effect is anti-dilutive.

Comprehensive Loss

In accordance with Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (Loss), unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). The Company’s comprehensive net loss totaled $8,343,000 and $13,551,000 for the three-month periods ended March 31, 2004 and 2003, respectively.

3. Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting and Research Bulletin No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FASB issued FIN 46R, a revision to FIN 46. FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities to the first reporting period ending after March 15, 2004. The adoption of FIN 46 had no impact on the Company’s financial statements.

In December 2003, FASB issued a revision to Statement of Financial Accounting Standard No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106 (“SFAS 132”). SFAS 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The revised Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS 132 is effective for fiscal years ending after December 15, 2003. The adoption of SFAS 132 had no impact on the Company’s financial statements.

In March 2004, the FASB issued an exposure document entitled Share-Based Payment — an amendment of Statements No. 123 and 95 (Proposed Statement of Financial Accounting Standards). The proposed Statement would eliminate an issuer’s ability to account for share-based compensation transactions using APB Opinion No. 25 and would generally require that such transactions be accounted for using a fair-value-based method of accounting. This accounting standard, if approved, will result in significant compensation expense charges to our future results of operations. The proposed Statement, if adopted, would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using the fair-value method of accounting. Retrospective application of the proposed Statement is not permitted.

4. Notes Payable

The Company entered into a note payable for $189,000 in March 2004 to finance certain purchases of property and equipment. The note is secured by the financed property and equipment, bears interest at 8.27% per annum and is payable in monthly installments of principal and interest of approximately $5,000 for the first 36 months and $4,000 for the remaining six months.

5. Restructuring Charges

In May 2003, the Company restructured its operations in order to reduce expenses and focus its resources on the further development of Riquent®. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as of December 31, 2003, the Company recorded total restructuring charges of approximately $490,000 in connection with the termination of 24 employees of which approximately $305,000 of the total restructuring charges was included in research and development expense and approximately $185,000 was included in general and administrative expense. The restructuring plan was completed in February 2004 and actual total charges paid were approximately $490,000.

6. Changes in Securities

In February and March 2004, the Company sold an aggregate of 10,000,000 shares of common stock in a public offering for net proceeds to the Company of approximately $29,366,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This report contains forward-looking statements, including, without limitation, those dealing with La Jolla Pharmaceutical Company’s drug development plans and clinical trials. The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. Although our New Drug Application (“NDA”) for Riquent® has been accepted by the United States Food and Drug Administration (the “FDA”) for review, there is no guarantee that the FDA will approve Riquent in a timely manner, or at all. Our analyses of clinical results of Riquent, previously known as LJP 394, our drug candidate for the treatment of systemic lupus erythematosus (“lupus”), and LJP 1082, our drug candidate for the treatment of antibody-mediated thrombosis (“thrombosis”), are ongoing and could result in a finding that these drug candidates are not effective in large patient populations, do not provide a meaningful clinical benefit, or may reveal a potential safety issue requiring us to develop new candidates. The analysis of the data from our Phase 3 trial of Riquent showed that the trial did not reach statistical significance with respect to its primary endpoint, time to renal flare, or to the secondary endpoint, time to treatment with high-dose corticosteroids or cyclophosphamide. Although our NDA for Riquent has been accepted for review by the

FDA, the results from our clinical trials of Riquent may not ultimately be sufficient to obtain regulatory clearance to market Riquent either in the United States or Europe, and we may be required to conduct additional clinical studies to demonstrate the safety and efficacy of Riquent in order to obtain marketing approval. There is no guarantee, however, that we will have the necessary resources to complete any additional trial, that we will elect to conduct an additional trial, or that any additional trial will sufficiently demonstrate the safety and efficacy of Riquent. Our blood test to measure the binding affinity for Riquent is experimental, has not been validated by independent laboratories and will likely be reviewed as part of the Riquent approval process. Our other potential drug candidates are at earlier stages of development and involve comparable risks. Analysis of our clinical trials could have negative or inconclusive results. Any positive results observed to date may not be indicative of future results. In any event, regulatory authorities may require additional clinical trials, or may not approve our drugs. Our ability to develop and sell our products in the future may be adversely affected by the intellectual property rights of third parties. Additional risk factors include the uncertainty and timing of: obtaining required regulatory approvals, including delays associated with any approvals that we may obtain; the clear need for additional financing; our ability to pass FDA pre-approval inspections of our manufacturing facilities and processes; the increase in capacity of our manufacturing capabilities for possible commercialization; successfully marketing and selling our products; our lack of manufacturing, marketing and sales experience; our ability to make use of the orphan drug designation for Riquent; generating future revenue from product sales or other sources such as collaborative relationships; future profitability; and our dependence on patents and other proprietary rights. Readers are cautioned to not place undue reliance upon forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described in our Annual Report on Form 10-K for the year ended December 31, 2003, and in other reports and registration statements that we file with the Securities and Exchange Commission from time to time.

Recent Developments

     On February 16, 2004, we announced that our NDA for Riquent had been accepted for review by the FDA. The acceptance of the NDA by the FDA indicates that the NDA is sufficiently complete to permit a substantive review of the application. Further discussions with the FDA will be needed to clarify whether any additional supportive information or studies will be required to support the approval of the NDA. The FDA will determine whether to approve Riquent, either on the basis of our clinical trial results or under Subpart H, and the conditions of any approval, after it has completed its review of our NDA. Under Subpart H, drugs in development for serious, life-threatening diseases with an unmet medical need can be approved on an accelerated basis if the FDA determines that the effect of the drug on a surrogate endpoint is reasonably likely to predict clinical benefit and that a post-marketing clinical trial can be successfully completed following drug approval which confirms the clinical benefit. As previously announced, in our Phase 3 and Phase 2/3 trials, patients treated with Riquent had significantly reduced levels of antibodies to dsDNA compared with patients treated with placebo. We believe that data from our clinical trials and the relevant medical literature would support the use of the reduction in the level of antibodies to dsDNA as a surrogate endpoint that would be reasonably likely to predict clinical benefit. We are currently in discussions with the FDA about the design and timing of a post-marketing clinical trial that would be required if Subpart H approval is pursued. We also are currently meeting with European regulatory authorities to discuss potential next steps for Riquent in Europe. There can be no guarantee that future meetings with the FDA and other regulatory agencies can be held in a timely manner, or at all, or that our meetings with them will result in our being able to continue to develop Riquent. If for any reason our development efforts as to Riquent are terminated, it would have a material adverse effect on our business and future prospects.

     On February 26, 2004, we announced that we had completed a public offering of 8,695,653 shares of our common stock. The net proceeds that we received from the offering, after expenses, were approximately $25.5 million.

     On March 5, 2004, we announced that the underwriter for the February 2004 public offering purchased an additional 1,304,347 shares at the initial offering price per share pursuant to the over-allotment option granted to the underwriter in connection with the offering. The net proceeds that we received from the sale of the over-allotment shares, after expenses, were approximately $3.9 million.

     On March 11, 2004, we announced additional analyses of data from our Phase 3 and Phase 2/3 trials of Riquent. The data showed that, after one year of treatment, the number of lupus patients with a reduction in proteinuria of at least 50% from baseline was greater in the Riquent-treated group than in the placebo-treated group.

Overview

     Since our inception in May 1989, we have devoted substantially all of our resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. We have never generated any revenue from product sales and have relied upon private and public offerings of securities, revenue from collaborative agreements, equipment financings and interest income on invested cash balances for our working capital. Depending upon the outcome of the FDA’s review of our NDA, our discussions with the FDA and other regulatory agencies and our continuing analysis of the data from our clinical trials of Riquent, our research and development expenses may increase significantly in the future if we are required to conduct additional studies to demonstrate the safety and efficacy of Riquent or if we increase our commercialization activities for Riquent. Our research and development expenses may also increase if we increase our activities related to the development of LJP 1082 or additional drug candidates. Our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and the financial information included in this report are not necessarily indicative of our future operating results or financial condition.

     We expect our net loss to fluctuate from quarter to quarter as a result of the timing of expenses incurred and revenues earned from any potential collaborative arrangements we may establish. Some of these fluctuations may be significant. As of March 31, 2004, our accumulated deficit was approximately $200.8 million.

     Our business is subject to significant risks, including, but not limited to, the risks inherent in research and development efforts, including clinical trials, uncertainties associated with both obtaining and enforcing patents, the potential enforcement of the patent rights of others, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties regarding government reforms regarding product pricing and reimbursement levels, technological change, competition, manufacturing uncertainties, our lack of marketing experience, the uncertainty of receiving future revenue from product sales or other sources such as collaborative relationships, the uncertainty of future profitability and the clear need for additional financing. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons, including the possibilities that the products will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by the proprietary rights of third parties or competing products.

Results of Operations

     For the three months ended March 31, 2004, research and development expenses decreased to $6.8 million from $11.9 million for the same period in 2003 primarily due to a decrease in expenses related to our open-label follow-on clinical trial of Riquent which was closed in April 2003, a decrease in expenses related to the unblinding and analysis of the data from our Phase 3 trial of Riquent in the first quarter of 2003 and a decrease in personnel costs related to the termination of 19 research and development positions as part of the organizational restructuring that occurred in May 2003.

     Research and development expense of $6.8 million for the three months ended March 31, 2004 consisted of $5.7 million for lupus research and development related expense, $0.4 million for thrombosis research and development related expense, and $0.7 million for other research and development related expense. Total lupus research and development expense consisted primarily of salaries and other costs related to research, manufacturing and clinical personnel, raw materials for the production of Riquent, manufacturing supplies and fees for consulting and outside services. Total thrombosis related research and development expense consisted primarily of salaries for research and development personnel and research supplies. Total other research and development expense consisted primarily of salaries for research and development personnel, research supplies and fees for consulting services.

     Our research and development expenses may increase significantly in the future if we are required or initiate an additional clinical trial of Riquent, initiate commercialization activities for Riquent, increase our development activities related to LJP 1082, or increase our development of additional drug candidates.

     General and administrative expense decreased to $1.5 million for the three months ended March 31, 2004 from $1.8 million for the same period in 2003 primarily due to a decrease in consulting fees for pre-marketing activities and a decrease in personnel costs related to the termination of 5 administrative positions as part of the organizational restructuring that occurred in May 2003. General and administrative expense may increase in the future to support possible increases in commercialization, clinical trial, manufacturing and research and development activities.

     Interest (expense) income, net decreased to $(0.1) million for the three months ended March 31, 2004 from $0.2 million for the same period in 2003 due to lower average investment balances, lower average interest rates on our investments, an increase in our notes payable obligations and realized losses on the sale of investments.

Liquidity and Capital Resources

     From inception through March 31, 2004, we have incurred a cumulative net loss of approximately $200.8 million and have financed our operations through private and public offerings of securities, revenues from collaborative agreements, equipment financings, and interest income on invested cash balances. From inception through March 31, 2004, we raised approximately $257.6 million in net proceeds from sales of equity securities.

     At March 31, 2004, we had $53.7 million in cash, cash equivalents and short-term investments, as compared to $32.1 million at December 31, 2003. Our working capital at March 31, 2004 was $50.1 million, as compared to $28.9 million at December 31, 2003. The increase in cash, cash equivalents and short-term investments resulted from our receipt of net proceeds of $29.4 million from the recent sale of 10.0 million shares of our common stock, partially offset by the use of our financial resources to fund our manufacturing activities, research and development efforts and for other general corporate purposes. We invest our cash in corporate and United States government-backed debt instruments. As of March 31, 2004, we classified all of our investments as available-for-sale securities because we expect to sell them in order to support our current operations regardless of their maturity dates. As of March 31, 2004, available-for-sale securities of $27.5 million have stated maturity dates of one year or less and $24.3 million have maturity dates after one year.

     As of March 31, 2004, we had acquired an aggregate of $13.6 million in property and equipment, of which approximately $0.1 million and $3.2 million of equipment is financed under capital lease and notes payable obligations, respectively. In addition, we lease our office and laboratory facilities and certain equipment under operating leases. We have also entered into a $1.4 million purchase commitment with a potential third party manufacturer of materials for Riquent. The purpose of the agreement is to qualify the manufacturer as a manufacturer that we could use in the commercial production of Riquent if we obtain regulatory approval. The agreement includes a cancellation fee of $0.4 million. We intend to use our current financial resources to fund our obligation under this purchase commitment. In the future, we may have additional increases to our investments in property and equipment if we expand our research and development and manufacturing facilities and capabilities.

     Other than the addition of a note payable obligation for $189,000 to finance certain purchases of property and equipment, there have been no material changes during the first quarter of 2004, outside the ordinary course of business, in the specified contractual obligations presented in our latest annual report.

     We intend to use our financial resources to fund our research and development efforts, to fund possible further clinical trials, manufacturing and commercialization activities of Riquent, and for working capital and other general corporate purposes. The amounts actually expended for each purpose may vary significantly depending upon numerous factors, including the timing of any regulatory applications and approvals, the outcome of our meetings with regulatory authorities, the continued analysis of the clinical trial data of Riquent, results from future clinical trials, and technological developments. Expenditures also will depend upon any establishment and progress of collaborative arrangements and contract research as well as the availability of other funding or financings. There can be no assurance that future funds will be available on acceptable terms, if at all.

     We anticipate that our existing cash and cash investments and interest earned thereon will be sufficient to fund our operations as currently planned into the second quarter of 2005, assuming that we do not engage in any significant clinical trial or commercialization activities and further assuming that we do not enter into an agreement with a collaborative partner or engage in any other financing activities. Our future capital requirements will depend upon a number of factors, including the FDA’s review of our NDA for Riquent, the outcome of meetings with regulatory authorities, the time and costs involved in applying for any regulatory approvals, the continued analysis of data from our clinical trials of Riquent and the Phase 1/2 clinical trial of LJP 1082, the scope and results of future clinical trials, continued scientific progress in our research and development programs, the size and complexity of these programs, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, our ability to establish and maintain future collaborative relationships, and the cost of possible manufacturing and commercialization activities. We expect to incur significant net operating losses each year for at least the next several years as we continue our current research and development efforts, including possible additional clinical trials, manufacturing and commercialization activities of Riquent, and incur general and administrative expenses to support these efforts. It is possible that our cash requirements will exceed our current projections and that we will therefore need additional financing sooner than currently expected.

     We currently have no means of generating cash flow from operations. Our lead drug candidate, Riquent, will not generate revenues, if at all, until it has received regulatory approval and has been successfully manufactured, marketed and sold. This process, if completed, could take a significant amount of time. Our other drug candidates are much less developed than Riquent. There can be no assurance that our product development efforts with respect to Riquent or any other drug candidate will be successfully completed, that required regulatory approvals will be obtained or that any product, if introduced, will be successfully marketed or achieve commercial acceptance. Accordingly, we must continue to rely on outside sources of financing to meet our capital needs for the foreseeable future.

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

(a) As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based upon that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to La Jolla Pharmaceutical Company required to be included in our periodic SEC filings.

(b) There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated Bylaws of the Company (2)

4.1	Rights Agreement dated as of December 3, 1998 between the Company and American Stock Transfer & Trust Company (3)

4.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (4)

4.3	Amendment to Rights Agreement, effective as of July 21, 2001, between the Company and American Stock Transfer & Trust Company (5)

10.1	Stock Option Agreement dated February 4, 1993 entitling Joseph Stemler to purchase 35,000 shares of Common Stock (6)*

10.2	Steven B. Engle Employment Agreement (6)*

10.3	Amendment No. 1 to Steven B. Engle Employment Agreement (7)*

10.4	Amendment No. 2 to Steven B. Engle Employment Agreement (1)*

10.5	Amendment No. 3 to Steven B. Engle Employment Agreement (23)*

10.6	Form of Directors and Officers Indemnification Agreement (6)

10.7	Option and Collaborative Research Agreement, dated June 10, 1991, regarding certain compounds for potential treatment of muscular dystrophies or myasthenia gravis between the Company and CepTor Corporation (6)

10.8	Form of Employee Invention and Confidential Information Agreement (6)

10.9	Industrial Real Estate Lease (6)

10.10	La Jolla Pharmaceutical Company 1989 Incentive Stock Option Plan and 1989 Nonstatutory Stock Option Plan (6) *

10.11	Form of Stock Option Agreement under the 1989 Nonstatutory Stock Option Plan (6)*

10.12	La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (Amended and Restated as of May 16, 2003) (23)*

Exhibit
Number	Description
10.13	La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (Amended and Restated as of May 22, 2002) (8)*

10.14	Letter of Agreement, dated June 7, 1993, between the Company and Vector Securities International regarding Vector’s engagement as financial advisor to the Company with respect to potential corporate strategic alliances (6)

10.15	Second Amendment to Lease, dated June 30, 1994, by and between the Company and BRE Properties, Inc. (9)

10.16	Third Amendment to Lease, dated January 26, 1995, by and between the Company and BRE Properties, Inc. (10)

10.17	Master Lease Agreement, dated September 13, 1995, by and between the Company and Comdisco Electronics Group (11)

10.18	Agreement, dated September 22, 1995, between the Company and Joseph Stemler regarding option vesting (12) *

10.19	Building Lease Agreement, effective November 1, 1996, by and between the Company and WCB II-S BRD Limited Partnership (13)

10.20	Master Lease Agreement, dated December 20, 1996, by and between the Company and Transamerica Business Credit Corporation (14)

10.21	License and Supply Agreement, dated December 23, 1996, by and between the Company and Abbott Laboratories (14) (15)

10.22	Stock Purchase Agreement, dated December 23, 1996, by and between the Company and Abbott Laboratories (14)

10.23	Waiver of Contractual Restrictions dated February 6, 2001 (16)

10.24	Master Lease Agreement No. 2, dated June 23, 1998, by and between the Company and Transamerica Business Credit Corporation (17)

10.25	Supplement to employment offer letter for Matthew Linnik, Ph.D. (18)*

10.26	Supplement to employment offer letter for William J. Welch (19)*

10.27	Supplement to employment offer letter for Theodora Reilly (19)*

10.28	Supplement to employment offer letter for Paul Jenn, Ph.D. (19)*

10.29	Supplement to employment offer letter for Bruce K. Bennett, Jr. (20)*

10.30	Supplement to employment offer letter for Kenneth R. Heilbrunn (8)*

10.31	Reserved.

10.32	Reserved.

10.33	Master Security Agreement, effective September 6, 2002, between the Company and General Electric Capital Corporation (21)

10.34	Promissory Note, dated as of September 26, 2002, between the Company and General Electric Capital Corporation (21)

10.35	Amendment to Promissory Note, effective as of September 27, 2002, between the Company and General Electric Capital Corporation (21)

10.36	Promissory Note, dated as of December 30, 2002, between the Company and General Electric Capital Corporation (22)

10.37	Promissory Note, dated as of April 23, 2003, between the Company and General Electric Capital Corporation (22)

10.38	Promissory Note, dated as of June 27, 2003, between the Company and General Electric Capital Corporation (23)

10.39	Promissory Note, dated as of September 26, 2003, between the Company and General Electric Capital Corporation (24)

10.40	Promissory Note, dated as of December 18, 2003, between the Company and General Electric Capital Corporation (28)

Exhibit
Number	Description
10.41	Lease Renewal Amendment, dated as of July 1, 2003, between the Company and General Electric Capital Corporation Successor In Interest to Comdisco, Inc. as of February 26, 2002 (24)

10.42	Underwriting Agreement, dated as of August 7, 2003, between the Company and Pacific Growth Equities, LLC (25)

10.43	Underwriting Agreement, dated as of February 19, 2004, between the Company and Pacific Growth Equities, LLC (27)

10.44	Form of Registration Rights Agreement, dated January 2002, between the Company and the initial purchasers (26)

10.45	Form of Stock Purchase Agreement, dated January 2002, between the Company and the initial purchasers (26)

10.46	Form of Registration Rights Agreement, dated February 5, 2001, between the Company and the initial purchasers (24)

10.47	Form of Stock Purchase Agreement, dated February 5, 2001, between the Company and the initial purchasers (24)

10.48	Form of Registration Rights Agreement, dated July 19, 2000, between the Company and the initial purchasers (24)

10.49	Form of Stock Purchase Agreement, dated July 19, 2000, between the Company and the initial purchasers (24)

10.50	Form of Registration Rights Agreement, dated February 10, 2000, between the Company and the initial purchasers (24)

10.51	Form of Stock Purchase Agreement, dated February 10, 2000, between the Company and the initial purchasers (24)

10.52	Underwriting Agreement, dated February 19, 2004, by and between the Company and Pacific Growth Equities, LLC (29)

10.53	Supplement to employment offer letter for Gail Sloan *

10.54	Promissory Note, dated as of March 31, 2004, between the Company and General Electric Capital Corporation

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein.

(2)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(3)	Previously filed with the Company’s Registration Statement on Form 8-A (No. 000-24274) as filed with the Securities and Exchange Commission on December 4, 1998.

(4)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein.

(5)	Previously filed with the Company’s report on Form 8-K filed on January 26, 2001 and incorporated by reference herein. The changes effected by the Amendment are also reflected in the Amendment to Application for Registration on Form 8-A/A filed on January 26, 2001.

(6)	Previously filed with the Company’s Registration Statement on Form S-1 (No. 33-76480) filed on March 16, 1994.

(7)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1997 and incorporated by reference herein.

(8)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 and incorporated by reference herein.

(9)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1994 and incorporated by reference herein.

(10)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1995 and incorporated by reference herein.

(11)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1995 and incorporated by reference herein.

(12)	Previously filed with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated by reference herein.

(13)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1996 and incorporated by reference herein.

(14)	Previously filed with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated by reference herein.

(15)	Portions of the Exhibit 10.20 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(16)	Previously filed with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference herein.

(17)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1998 and incorporated by reference herein.

(18)	Previously filed with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference herein.

(19)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated by reference herein.

(20)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.

(21)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated by reference herein.

(22)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated by reference herein.

(23)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein.

(24)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated by reference herein.

(25)	Previously filed with the Company’s current report on Form 8-K filed August 12, 2003 and incorporated by reference herein.

(26)	Previously filed with the Company’s current report on Form 8-K filed January 16, 2002 and incorporated by reference herein.

(27)	Previously filed with the Company’s current report on Form 8-K filed February 20, 2004 and incorporated by reference herein.

(28)	Previously filed with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference herein.

(29)	Previously filed with the Company’s current report on Form 8-K filed February 20, 2004 and incorporated by reference herein.

(b) Reports on Form 8-K

     On February 17, 2004, we filed a current report on Form 8-K to report that our NDA for Riquent was accepted for review by the FDA. On February 20, 2004, we filed a current report on Form 8-K to report that we had entered into an underwriting agreement, pursuant to which we agreed to sell 8,695,653 shares of our common stock in an underwritten public offering, that we had granted the underwriter an option, exercisable within 30 days of the date of the prospectus supplement, to purchase an additional 1,304,347 shares to cover over-allotments, and that we had filed a prospectus supplement with the Securities and Exchange Commission relating to the offering of the shares. On February 26, 2004, we filed a current report on Form 8-K to report that we had completed our previously announced public offering. On March 2, 2004, we filed a current report on Form 8-K pursuant to which we furnished a release regarding our fourth quarter and year end financial results for 2003. On March 3, 2004, we filed a current report on Form 8-K to report that Steven Engle would present at the Lehman Brothers Seventh

Annual Global Healthcare Conference. On March 8, 2004, we filed a current report on Form 8-K to report that the underwriter for the February 2004 public offering of shares of common stock had purchased an additional 1,304,347 shares at the initial offering price per share pursuant to the over-allotment option granted to the underwriter in connection with the offering. On March 10, 2004, we filed a current report on Form 8-K to report that Steven Engle would present at the SG Cowen 24th Annual Healthcare Conference and that Gail Sloan was promoted to Vice President of Finance, Controller and Secretary. On March 11, 2004, we filed a current report on Form 8-K to report additional data from our Phase 3 and 2/3 clinical trials of Riquent. On March 22, 2004, we filed a current report on Form 8-K to report that Steven Engle would present at the Wells Fargo Securities Healthcare Conference. On April 21, 2004, we filed a current report on Form 8-K to report that we would present results from our clinical trials of Riquent® (abetimus sodium, formerly known as LJP 394) for the treatment of lupus renal disease at the 7th International Congress on Systemic Lupus Erythematosus (SLE) and Related Conditions.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company
Date: May 7, 2004	/s/ Steven B. Engle
Steven B. Engle
Chairman and Chief Executive Officer (On behalf of the Registrant)

/s/ Gail A. Sloan
Gail A. Sloan
Vice President of Finance, Controller and Secretary (As Principal Financial and Accounting Officer)

LA JOLLA PHARMACEUTICAL COMPANY

INDEX TO EXHIBITS

Exhibit
Number	Description
10.53	Supplement to employment offer letter for Gail Sloan

10.54	Promissory Note, dated as of March 31, 2004, between the Company and General Electric Capital Corporation

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002