Form 10-Q
period 2004-06-30
LA JOLLA PHARMACEUTICAL CO
filed 2004-08-06
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One
[ X ]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2004

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at July 30, 2004 was 61,308,163.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Balance Sheets as of June 30, 2004 (Unaudited) and December 31, 2003	1
Statements of Operations (Unaudited) for the three and six months ended June 30, 2004 and 2003	2
Statements of Cash Flows (Unaudited) for the six months ended June 30, 2004 and 2003	3
Notes to Financial Statements (Unaudited)	4
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	11
ITEM 4. Controls and Procedures	11
PART II. OTHER INFORMATION
ITEM 4. Submission of Matters to a Vote of Security Holders	12
ITEM 6. Exhibits and Reports on Form 8-K	13
SIGNATURES	18
EXHIBIT 10.13
EXHIBIT 10.55
EXHIBIT 10.56
EXHIBIT 10.57
EXHIBIT 10.58
EXHIBIT 10.59
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY

Balance Sheets

(in thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$4,200	$4,021
Short-term investments	39,998	28,112
Other current assets	1,622	957

Total current assets	45,820	33,090
Property and equipment, net	6,020	6,206
Patent costs and other assets, net	2,850	2,648

Total assets	$54,690	$41,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$960	$278
Accrued clinical/regulatory expenses	253	524
Accrued expenses	1,073	865
Accrued payroll and related expenses	975	1,692
Current portion of obligations under capital leases	43	66
Current portion of notes payable	868	751

Total current liabilities	4,172	4,176
Noncurrent portion of obligations under capital leases	—	29
Noncurrent portion of notes payable	1,092	1,312
Commitments
Stockholders’ equity:
Common stock	613	511
Additional paid-in capital	258,046	228,394
Other comprehensive loss	(85)	(73)
Accumulated deficit	(209,148)	(192,405)

Total stockholders’ equity	49,426	36,427

Total liabilities and stockholders’ equity	$54,690	$41,944

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States.

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Statements of Operations

(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Expenses:
Research and development	$6,811	$8,417	$13,612	$20,337
General and administrative	1,654	1,598	3,172	3,399

Total expenses	8,465	10,015	16,784	23,736

Loss from operations	(8,465)	(10,015)	(16,784)	(23,736)
Interest income, net	97	92	41	272

Net loss	$(8,368)	$(9,923)	$(16,743)	$(23,464)

Basic and diluted net loss per share	$(.14)	$(.23)	$(.29)	$(.55)

Shares used in computing basic and diluted net loss per share	61,213	42,569	58,035	42,565

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Statements of Cash Flows

(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2004	2003
Operating activities:
Net loss	$(16,743)	$(23,464)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	996	956
Stock based compensation	114	—
Accretion of interest income	(53)	74
Write-off of patents	59	—
Change in operating assets and liabilities:
Other current assets	(665)	(613)
Accounts payable and accrued expenses	890	(723)
Accrued clinical/regulatory expenses	(271)	(1,589)
Accrued payroll and related expenses	(717)	(407)

Net cash used for operating activities	(16,390)	(25,766)
Investing activities:
Purchases of short-term investments	(34,865)	(24,868)
Sales of short-term investments	23,020	48,933
Maturities of short-term investments	—	5,587
Additions to property and equipment	(761)	(1,279)
Increase in patent costs and other assets	(310)	(363)

Net cash (used for) provided by investing activities	(12,916)	28,010
Financing activities:
Net proceeds from issuance of common stock	29,640	223
Payments on obligations under capital leases	(52)	(65)
Proceeds from issuance of notes payable	321	928
Payments on notes payable	(424)	(272)

Net cash provided by financing activities	29,485	814

Net increase in cash and cash equivalents	179	3,058
Cash and cash equivalents at beginning of period	4,021	5,610

Cash and cash equivalents at end of period	$4,200	$8,668

Supplemental disclosure of cash flow information:
Interest paid	$97	$93

Supplemental schedule of noncash investing and financing activities:
Capital lease obligations incurred for property and equipment	$—	$59

Net unrealized losses on available-for-sale investments	$(12)	$(34)

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Financial Statements

(Unaudited)

June 30, 2004

1. Basis of Presentation

The accompanying unaudited financial statements of La Jolla Pharmaceutical Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2004. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2003 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options’ vesting period. The Company’s pro forma information follows (in thousands except for net loss per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss as reported	$(8,368)	$(9,923)	$(16,743)	$(23,464)
Less: Stock-based compensation expense determined under fair value based method for all awards	$(1,774)	$(1,642)	$(3,450)	$(3,303)
Pro forma net loss	$(10,142)	$(11,565)	$(20,193)	$(26,767)
Basic and diluted net loss per share as reported	$(0.14)	$(0.23)	$(0.29)	$(0.55)
Pro forma basic and diluted net loss per share	$(0.17)	$(0.27)	$(0.35)	$(0.63)

The effects of applying SFAS 123 for either recognizing compensation expense or providing pro forma disclosures may not be representative of the effects on reported net loss for future quarters or years.

In May 2004, in connection with the retirement of a member of the Board of Directors, the Company accelerated the vesting of certain options held by the retiring director and extended the period of time in which certain options held by him may be exercised. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation-an interpretation of APB Opinion No. 25, the Company recorded approximately $106,000 in compensation expense in connection with the extension of the exercise period, as of and for the period ended June 30, 2004.

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

Comprehensive Loss

In accordance with Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (Loss), unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). The Company’s comprehensive net loss totaled $8,412,000 and $9,947,000 for the three-month periods and $16,755,000 and $23,498,000 for the six-month periods ended June 30, 2004 and 2003, respectively.

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

In December 2003, FASB issued a revision to Statement of Financial Accounting Standard No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106 (“SFAS 132”). SFAS 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The revised Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS 132 is effective for fiscal years ending after December 15, 2003. The adoption of SFAS 132 had no impact on the Company’s financial statements.

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

4. Notes Payable

The Company entered into a note payable for $189,000 in March 2004 and one for $132,000 in June 2004 to finance certain purchases of property and equipment. These notes are secured by the financed property and equipment, bear interest at 8.27% and 8.77% per annum, respectively, and are payable in monthly installments of principal and interest of approximately $5,000 for the first 36 months and $4,000 for the remaining six months, in the case of the March 2004 note, and approximately $4,000 for the first 36 months and $2,000 for the remaining six months, in the case of the June 2004 note.

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

6. Changes in Securities

In February and March 2004, the Company sold an aggregate of 10,000,000 shares of common stock in a public offering for net proceeds to the Company of approximately $29,360,000.

7. Subsequent Event

In July 2004, the Company exercised its option to extend the non-cancelable operating leases for the rental of its research and development laboratories, clinical manufacturing facilities and office space for an additional five years. The leases contain a provision for scheduled annual rent increases. The combined rental payments for the renewal period are $60,000 per month with annual 4% increases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. Even though our New Drug Application (“NDA”) for Riquent® has been accepted by the United States Food and Drug Administration (the “FDA”) for review, and even though we have agreed with the FDA regarding the design of a potential Phase 4 trial and we have initiated the trial, there is no guarantee that the FDA will approve Riquent in a timely manner, or at all. The analyses of clinical results of Riquent, previously known as LJP 394, our drug candidate for the treatment of systemic lupus erythematosus (“lupus”), and LJP 1082, our drug candidate for the treatment of antibody-mediated thrombosis (“thrombosis”), could result in a finding that these drug candidates are not effective in large patient populations, do not provide a meaningful clinical benefit, or may reveal a potential safety issue requiring us to develop new candidates. The analysis of the data from our Phase 3 trial of Riquent showed that the trial did not reach statistical significance with respect to its primary endpoint, time to renal flare, or with respect to the secondary endpoint, time to treatment with high-dose corticosteroids or cyclophosphamide. Although our NDA for Riquent has been accepted for review by the FDA, the results from our clinical trials of Riquent may not ultimately be sufficient to obtain regulatory clearance to market Riquent either in the United States or Europe, and we may be required to conduct additional clinical studies to demonstrate the safety and efficacy of Riquent in order to obtain marketing approval. There is no guarantee, however, that we will have the necessary resources to complete any additional trial or that any additional trial will sufficiently demonstrate the safety and efficacy of Riquent. Our blood test to measure the binding affinity for Riquent is experimental, has not been validated by independent laboratories and will likely be reviewed as part of the Riquent approval process. Our other potential drug candidates are at earlier stages of development and involve comparable risks. Analysis of our clinical trials could have negative or inconclusive results. Any positive results observed to date may not be indicative of future results. In any event, regulatory authorities may require additional clinical trials, or may not approve our drugs. Our ability to develop and sell our products in the future may be adversely affected by the intellectual property rights of third parties. Additional risk factors include the uncertainty and timing of: obtaining required regulatory approvals, including delays associated with any approvals that we may obtain; the clear need for additional financing; our ability to pass all necessary FDA inspections; the increase in capacity of our manufacturing capabilities for possible commercialization; successfully marketing and selling our products; our lack of manufacturing, marketing and sales experience; our ability to make use of the orphan drug designation for Riquent; generating future revenue from product sales or other sources such as collaborative relationships; future profitability; and our dependence on patents and other proprietary rights. Readers are cautioned to not place undue reliance upon forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described in our Annual Report on Form 10-K for the year ended December 31, 2003, and in other reports and registration statements that we file with the Securities and Exchange Commission from time to time.

Recent Developments

     On February 16, 2004, we announced that our New Drug Application (“NDA”) for Riquent had been accepted for review by the United States Food and Drug Administration (the “FDA”). The acceptance of the NDA for review by the FDA indicates that the NDA is sufficiently complete to permit a substantive review of the application. Further discussions with the FDA will be needed to clarify whether any additional supportive information or studies will be required to support the approval of the NDA. The FDA will determine whether to approve Riquent, either on the basis of our clinical trial results or under Subpart H, and the conditions of any approval, after it has completed its review of our NDA. Under Subpart H, drugs in development for serious, life-threatening diseases with an unmet medical need can be approved on an accelerated basis if the FDA determines that the effect of the drug on a surrogate endpoint is reasonably likely to predict clinical benefit and that a post-marketing clinical trial can be successfully completed following drug approval which confirms the clinical benefit. As previously announced, in our Phase 3 and Phase 2/3 trials, patients treated with Riquent had significantly reduced levels of antibodies to dsDNA compared with patients treated with placebo. We believe that data from our clinical trials and the relevant medical literature would support the use of the reduction in the level of antibodies to dsDNA as a surrogate endpoint that would be reasonably likely to predict clinical benefit. We have reached a written agreement with the FDA concerning a trial that is designed to fulfill our obligation to conduct a Phase 4 post-marketing clinical trial if Riquent is approved under Subpart H. We also are currently meeting with European regulatory authorities to discuss potential next steps for Riquent in Europe. There can be no guarantee that future meetings with the FDA and other regulatory agencies can be held in a timely manner, or at all, or that our meetings with them will result in our being able to continue to develop Riquent. If for any reason our development efforts as to Riquent are terminated, it would have a material adverse effect on our business and future prospects.

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

     On August 2, 2004, we announced that we had reached a written agreement with the Cardio-Renal Division of the FDA concerning a trial that is designed to fulfill our obligation to conduct a Phase 4 post-marketing clinical trial if Riquent is approved under Subpart H and that we had initiated the trial.

Overview

     Since our inception in May 1989, we have devoted substantially all of our resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. We have never generated any revenue from product sales and have relied upon private and public offerings of securities, revenue from collaborative agreements, equipment financings and interest income on invested cash balances for our working capital. Depending upon the outcome of the FDA’s review of our NDA, our discussions with the FDA and other regulatory agencies and our continuing analysis of the data from our clinical trials of Riquent, our research and development expenses may increase significantly in the future. For example, we have initiated a clinical trial of Riquent that is designed to fulfill our obligation to conduct a Phase 4 post-marketing clinical trial if Riquent is approved by the FDA under Subpart H. In addition, our research and development expenses may increase if we initiate any additional clinical studies of Riquent, initiate commercialization activities for Riquent or if we increase our activities related to the development of LJP 1082 or additional drug candidates. Our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and the financial information included in this report are not necessarily indicative of our future operating results or financial condition.

     We expect our net loss to fluctuate from quarter to quarter as a result of the timing of expenses incurred and revenues earned from any potential collaborative arrangements we may establish. These fluctuations may be significant. As of June 30, 2004, our accumulated deficit was approximately $209.1 million.

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

Results of Operations

     For the three months ended June 30, 2004, research and development expenses decreased to $6.8 million from $8.4 million for the same period in 2003 primarily due to decreases in costs incurred for clinical studies of Riquent, including our open-label follow-on clinical trial which was closed in April 2003. A decrease in personnel costs related to the termination of 19 research and development positions as part of the organizational restructuring that occurred in May 2003 also contributed to the decrease. For the six-month period ended June 30, 2004, research and development expenses decreased to $13.6 million from $20.3 million for the same period in 2003 primarily due to the decreases in expenses noted above and a decrease in expenses related to the unblinding and analysis of the data from the Phase 3 trial of Riquent in the first quarter of 2003.

     Research and development expense of $6.8 million for the three months ended June 30, 2004 consisted of $5.8 million for lupus research and development related expense, $0.4 million for thrombosis research and development related expense, and $0.6 million for other research and development related expense. Research and development expense of $13.6 million for the six months ended June 30, 2004 consisted of $11.6 million for lupus research and development related expense, $0.8 million for thrombosis research and development related expense, and $1.2 million for other research and development related expense. For the three and six months ended June 30, 2004, total lupus research and development expense consisted primarily of salaries and other costs related to research, manufacturing and clinical personnel, raw materials for the production of Riquent, manufacturing supplies and fees for consulting and outside services. Total thrombosis related research and development expense consisted primarily of salaries for research and development personnel and research supplies. Total other research and development expense consisted primarily of salaries for research and development personnel, research supplies and rent expense.

     Our research and development expenses may increase significantly in the future. We have initiated a clinical trial of Riquent that is designed to fulfill our obligation to conduct a Phase 4 post-marketing clinical trial if Riquent is approved by the FDA under Subpart H. In addition, research and development expenses may increase significantly in the future if we initiate any other clinical studies of Riquent, initiate commercialization activities for Riquent, increase our development activities related to LJP 1082, or increase our development of additional drug candidates.

     General and administrative expense increased to $1.7 million for the three months ended June 30, 2004 from $1.6 million for the same period in 2003 primarily due to an increase in consulting and professional fees for pre-marketing and intellectual property activities. This increase was partially offset by a decrease in personnel costs related to the termination of five administrative positions as part of the organizational restructuring that occurred in May 2003. General and administrative expense decreased to $3.2 million for the six months ended June 30, 2004 from $3.4 million for the same period in 2003 primarily due to a decrease in personnel costs related to the organizational restructuring that occurred in May 2003. General and administrative expense may increase in the future to support clinical trials and possible increases in commercialization, manufacturing and research and development activities.

     Interest income, net was $0.1 million for the three months ended June 30, 2004 and June 30, 2003. Interest income, net decreased to $0.1 million for the six months ended June 30, 2004 from $0.3 million for the same period in 2003 primarily due to lower average interest rates on our investments, an increase in notes payable obligations and realized losses on the sale of investments.

Liquidity and Capital Resources

     From inception through June 30, 2004, we have incurred a cumulative net loss of approximately $209.1 million and have financed our operations through private and public offerings of securities, revenues from collaborative agreements, equipment financings, and interest income on invested cash balances. From inception through June 30, 2004, we raised approximately $257.8 million in net proceeds from sales of equity securities.

     At June 30, 2004, we had $44.2 million in cash, cash equivalents and short-term investments, as compared to $32.1 million at December 31, 2003. Our working capital at June 30, 2004 was $41.6 million, as compared to $28.9 million at December 31, 2003. The increase in cash, cash equivalents and short-term investments resulted from our receipt of net proceeds of $29.4 million from the sale of an aggregate of 10.0 million shares of our common stock in February and March of 2004, partially offset by the use of our financial resources to fund our manufacturing activities, research and development efforts and for other general corporate purposes. We invest our cash in corporate and United States government-backed debt instruments. As of June 30, 2004, we classified all of our investments as available-for-sale securities because we expect to sell them in order to support our current operations regardless of their maturity dates. As of June 30, 2004, available-for-sale securities of $22.8 million have stated maturity dates of one year or less and $20.3 million have maturity dates after one year.

     As of June 30, 2004, we had acquired an aggregate of $14.1 million in property and equipment, of which approximately $0.1 million and $3.3 million of equipment is financed under capital lease and notes payable obligations, respectively. In addition, we lease our office and laboratory facilities and certain equipment under operating leases. We have also entered into a $1.4 million purchase commitment with a potential third party manufacturer of materials for Riquent. The purpose of the agreement is to qualify the manufacturer as a manufacturer that we could use in the commercial production of Riquent if we obtain regulatory approval. The agreement includes a cancellation fee of $0.4 million. We intend to use our current financial resources to fund our obligation under this purchase commitment. In the future, we may increase our investments in property and equipment if we expand our research and development and manufacturing facilities and capabilities.

     During the six-month period ended June 30, 2004, we incurred two additional note payable obligations for $189,000 and $132,000, the proceeds of which we used to finance the purchase of certain property and equipment. In June 2004, we exercised an option to extend a lease for additional research space for nine months. In July 2004, we exercised an option to extend the leases for our research and development laboratories, clinical manufacturing facilities and office space for an additional five years. The following table summarizes our contractual obligations at June 30, 2004 and includes the effect of the five-year lease extensions on our facilities that we entered into in July 2004.

		Payment due by period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt Obligations	$2,167	$1,002	$1,165	$—	$—
Capital Lease Obligations	44	44	—	—	—
Operating Lease Obligations	4,366	985	2,453	928	—
Purchase Obligations	1,434	1,434	—	—	—

Total	$8,011	$3,465	$3,618	$928	$—

     We intend to use our financial resources to fund our research and development efforts, the potential Phase 4 post-marketing clinical trial of Riquent, possible further clinical studies, manufacturing and commercialization activities of Riquent, and for working capital and other general corporate purposes. The amounts that we actually spend for each purpose may vary significantly depending upon numerous factors, including the timing of any regulatory applications and approvals, the outcome of our meetings with regulatory authorities, the continued analysis of the clinical trial data of Riquent, results from future clinical trials, and technological developments. Expenditures also will depend upon any establishment and progress of collaborative arrangements and contract research as well as the availability of other funding or financings. There can be no assurance that future funds will be available to us on acceptable terms, if at all.

     We anticipate that our existing cash and cash investments and interest earned thereon will be sufficient to fund our operations as currently planned into the second quarter of 2005, assuming that we engage in limited clinical trial activities, do not commence any significant commercialization activities and do not enter into an agreement with a collaborative partner or undertake any other financing activities. Our future capital requirements will depend upon a number of factors, including the FDA’s review of our NDA for Riquent, the outcome of meetings with regulatory authorities, the scope and duration of additional clinical trials, including the potential Phase 4 post-marketing trial, the time and costs involved in applying for any regulatory approvals, the continued analysis of data from our clinical trials of Riquent and LJP 1082, continued scientific progress in our research and development programs, the size and complexity of these programs, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, our ability to establish and maintain future collaborative relationships, and the cost of possible manufacturing and commercialization activities. We expect to incur significant net operating losses each year for at least the next several years as we continue our current research and development efforts, including the initiation of the clinical trial of Riquent that is designed to fulfill our obligation to conduct a Phase 4 post-marketing clinical trial if Riquent is approved by the FDA under Subpart H, possible manufacturing and commercialization activities of Riquent, and general and administrative expenses incurred to support these efforts. It is possible that our cash requirements will exceed our current projections and that we will therefore need additional financing sooner than currently expected.

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

     We will continue to seek capital through appropriate means, including issuance of our securities and establishment of collaborative arrangements. However, there can be no assurance that additional financing will be available to us on acceptable terms, if at all, and our negotiating position in capital-raising efforts may worsen as we continue to use existing resources or if the development of Riquent is delayed or terminated. There is also no assurance that we will be able to enter into future collaborative relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We invest our excess cash in interest-bearing investment-grade securities which we sell from time to time to support our current operations. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Although the investment-grade securities that we hold are subject to changes in the financial standing of the issuer of such securities, we do not believe that we are subject to any material risks arising from the maturity dates of the debt instruments or changes in interest rates because the interest rates of the securities in which we invest that have a maturity date greater than one year are reset periodically within time periods not exceeding 49 days. We currently do not invest in any securities that are materially and directly affected by foreign currency exchange rates or commodity prices.

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

(b)     There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Stockholders was held on May 21, 2004. All of the directors nominated for election by our board of directors, as set forth in our proxy statement, were elected as follows:

Director Nominee	Term	Votes in Favor	Votes Withheld
Stephen M. Martin	Three years	48,798,107	914,584
William R. Ringo	Three years	48,210,260	1,502,431
Robert A. Fildes	One year	47,887,357	1,825,334

In addition, William E. Engbers, Thomas H. Adams and Steven B. Engle continued to serve on our board of directors after the Annual Meeting. All of our proposals, as set forth in our proxy statement, were approved as follows:

				Broker
Proposal Description	Votes in Favor	Votes Against	Abstaining	Non-Votes
Adoption of the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan and to reserve 2,000,000 shares of common stock for issuance under the plan	23,525,198	3,547,364	56,742	22,583,387

Amendment to the La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan to increase by 500,000 the number of shares of common stock available under the plan	25,308,526	1,772,711	48,067	22,583,387

Ratification of the appointment of Ernst & Young LLP as our independent auditor for the fiscal year ending December 31, 2004	49,257,393	373,309	81,989	—

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated Bylaws of the Company (2)

4.1	Rights Agreement dated as of December 3, 1998 between the Company and American Stock Transfer & Trust Company (3)

4.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (4)

4.3	Amendment to Rights Agreement, effective as of July 21, 2001, between the Company and American Stock Transfer & Trust Company (5)

10.1	Stock Option Agreement dated February 4, 1993 entitling Joseph Stemler to purchase 35,000 shares of Common Stock (6)*

10.2	Steven B. Engle Employment Agreement (6)*

10.3	Amendment No. 1 to Steven B. Engle Employment Agreement (7)*

10.4	Amendment No. 2 to Steven B. Engle Employment Agreement (1)*

10.5	Amendment No. 3 to Steven B. Engle Employment Agreement (18)*

10.6	Form of Directors and Officers Indemnification Agreement (6)

10.7	Reserved.

10.8	Form of Employee Invention and Confidential Information Agreement (6)

10.9	Industrial Real Estate Lease (6)

10.10	Reserved.

10.11	Reserved.

10.12	La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (Amended and Restated as of May 16, 2003) (18)*

Exhibit
Number	Description
10.13	La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (Amended and Restated as of May 21, 2004)*

10.14	Reserved.

10.15	Second Amendment to Lease, dated June 30, 1994, by and between the Company and BRE Properties, Inc. (9)

10.16	Third Amendment to Lease, dated January 26, 1995, by and between the Company and BRE Properties, Inc. (10)

10.17	Reserved.

10.18	Agreement, dated September 22, 1995, between the Company and Joseph Stemler regarding option vesting (11) *

10.19	Building Lease Agreement, effective November 1, 1996, by and between the Company and WCB II-S BRD Limited Partnership (12)

10.20	Reserved.

10.21	Reserved.

10.22	Reserved.

10.23	Reserved.

10.24	Reserved.

10.25	Supplement to employment offer letter for Matthew Linnik, Ph.D. (13)*

10.26	Supplement to employment offer letter for William J. Welch (14)*

10.27	Supplement to employment offer letter for Theodora Reilly (14)*

10.28	Supplement to employment offer letter for Paul Jenn, Ph.D. (14)*

10.29	Supplement to employment offer letter for Bruce K. Bennett, Jr. (15)*

10.30	Supplement to employment offer letter for Kenneth R. Heilbrunn (8)*

10.31	Reserved.

10.32	Reserved.

10.33	Master Security Agreement, effective September 6, 2002, between the Company and General Electric Capital Corporation (16)

10.34	Promissory Note, dated as of September 26, 2002, between the Company and General Electric Capital Corporation (16)

10.35	Amendment to Promissory Note, effective as of September 27, 2002, between the Company and General Electric Capital Corporation (16)

10.36	Promissory Note, dated as of December 30, 2002, between the Company and General Electric Capital Corporation (17)

10.37	Promissory Note, dated as of April 23, 2003, between the Company and General Electric Capital Corporation (17)

10.38	Promissory Note, dated as of June 27, 2003, between the Company and General Electric Capital Corporation (18)

10.39	Promissory Note, dated as of September 26, 2003, between the Company and General Electric Capital Corporation (19)

10.40	Promissory Note, dated as of December 18, 2003, between the Company and General Electric Capital Corporation (23)

10.41	Lease Renewal Amendment, dated as of July 1, 2003, between the Company and General Electric Capital Corporation Successor In Interest to Comdisco, Inc. as of February 26, 2002 (19)

10.42	Underwriting Agreement, dated as of August 7, 2003, between the Company and Pacific Growth Equities, LLC (20)

Exhibit
Number	Description
10.43	Underwriting Agreement, dated as of February 19, 2004, between the Company and Pacific Growth Equities, LLC (22)

10.44	Form of Registration Rights Agreement, dated January 2002, between the Company and the initial purchasers (21)

10.45	Form of Stock Purchase Agreement, dated January 2002, between the Company and the initial purchasers (21)

10.46	Form of Registration Rights Agreement, dated February 5, 2001, between the Company and the initial purchasers (19)

10.47	Form of Stock Purchase Agreement, dated February 5, 2001, between the Company and the initial purchasers (19)

10.48	Form of Registration Rights Agreement, dated July 19, 2000, between the Company and the initial purchasers (19)

10.49	Form of Stock Purchase Agreement, dated July 19, 2000, between the Company and the initial purchasers (19)

10.50	Form of Registration Rights Agreement, dated February 10, 2000, between the Company and the initial purchasers (19)

10.51	Form of Stock Purchase Agreement, dated February 10, 2000, between the Company and the initial purchasers (19)

10.52	Underwriting Agreement, dated February 19, 2004, by and between the Company and Pacific Growth Equities, LLC (24)

10.53	Supplement to employment offer letter for Gail Sloan (25)*

10.54	Promissory Note, dated as of March 31, 2004, between the Company and General Electric Capital Corporation (25)

10.55	Promissory Note, dated as of June 25, 2004, between the Company and General Electric Capital Corporation

10.56	Fourth Amendment to Lease, dated July 8, 2004, by and between the Company and EOP-Industrial Portfolio, LLC.

10.57	First Amendment to Lease, dated May 4, 2001, by and between the Company and Spieker Properties, L.P.

10.58	Second Amendment to Lease, dated July 8, 2004, by and between the Company and EOP-Industrial Portfolio, LLC.

10.59	La Jolla Pharmaceutical Company 2004 Equity Incentive Plan*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein.

(2)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(3)	Previously filed with the Company’s Registration Statement on Form 8-A (No. 000-24274) as filed with the Securities and Exchange Commission on December 4, 1998.

(4)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein.

(5)	Previously filed with the Company’s report on Form 8-K filed on January 26, 2001 and incorporated by reference herein. The changes effected by the Amendment are also reflected in the Amendment to Application for Registration on Form 8-A/A filed on January 26, 2001.

(6)	Previously filed with the Company’s Registration Statement on Form S-1 (No. 33-76480) filed on March 16, 1994.

(7)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1997 and incorporated by reference herein.

(8)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 and incorporated by reference herein.

(9)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1994 and incorporated by reference herein.

(10)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1995 and incorporated by reference herein.

(11)	Previously filed with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated by reference herein.

(12)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1996 and incorporated by reference herein.

(13)	Previously filed with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference herein.

(14)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated by reference herein.

(15)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.

(16)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated by reference herein.

(17)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated by reference herein.

(18)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein.

(19)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated by reference herein.

(20)	Previously filed with the Company’s current report on Form 8-K filed August 12, 2003 and incorporated by reference herein.

(21)	Previously filed with the Company’s current report on Form 8-K filed January 16, 2002 and incorporated by reference herein.

(22)	Previously filed with the Company’s current report on Form 8-K filed February 20, 2004 and incorporated by reference herein.

(23)	Previously filed with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference herein.

(24)	Previously filed with the Company’s current report on Form 8-K filed February 20, 2004 and incorporated by reference herein.

(25)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated by reference herein.

               (b)     Reports on Form 8-K

     On April 21, 2004, we filed a current report on Form 8-K to report that we would present results from our clinical trials of Riquent® at the 7th International Congress on Systemic Lupus Erythematosus (SLE) and Related Conditions. On May 7, 2004, we filed a current report on Form 8-K pursuant to which we furnished a press release regarding the financial results for our first quarter ended March 31, 2004. On May 11, 2004, we filed a current report on Form 8-K to report that we would give four presentations on previously released data on Riquent® at the 7th International Congress on Systemic Lupus Erythematosus (SLE) and Related Conditions. On May 13, 2004, we filed a current report on Form 8-K to report that recent findings concerning antibody-mediated thrombosis, an autoimmune disease that is the target of LJP 1082, the Company’s early clinical drug candidate for the treatment of such disease, were published in two peer-reviewed journals. On June 3, 2004, we filed a current report on Form 8-K to report that Steven B. Engle would present at the Pacific Growth Equities Life Sciences Growth Conference. On June 10, 2004, we filed a current report on Form 8-K to report that Steven B. Engle would present at the Third Annual Needham Biotechnology Conference and that we would present previously released results from our Phase 2/3 and Phase 3 clinical trials of

Riquent® at EULAR’s Annual European Congress of Rheumatology. On June 24, 2004, we filed a current report on Form 8-K to report that two articles were published regarding our drug candidates, Riquent® and LJP 1082. On August 2, 2004, we announced that we had reached an agreement with the United States Food and Drug Aministration regarding a trial that is designed to fulfill the Company’s obligation to conduct a Phase 4 post-marketing trial if Riquent® is approved under the FDA’s Subpart H regulation. On August 5, 2004, we filed a current report on Form 8-K pursuant to which we furnished a press release regarding the financial results for our second quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company

Date: August 6, 2004	/s/ Steven B. Engle

Steven B. Engle
Chairman and Chief Executive Officer
(On behalf of the Registrant)

/s/ Gail A. Sloan

Gail A. Sloan
Vice President of Finance, Controller and Secretary
(As Principal Financial and Accounting Officer)

LA JOLLA PHARMACEUTICAL COMPANY

INDEX TO EXHIBITS

Exhibit
Number	Description
10.13	La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (Amended and Restated as of May 21, 2004)*

10.55	Promissory Note, dated as of June 25, 2004, between the Company and General Electric Capital Corporation

10.56	Fourth Amendment to Lease, dated July 8, 2004, by and between the Company and EOP-Industrial Portfolio, LLC.

10.57	First Amendment to Lease, dated May 4, 2001, by and between the Company and Spieker Properties, L.P.

10.58	Second Amendment to Lease, dated July 8, 2004, by and between the Company and EOP-Industrial Portfolio, LLC.

10.59	La Jolla Pharmaceutical Company 2004 Equity Incentive Plan*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is a management contract or compensatory plan or arrangement.