Form 10-Q
period 2004-09-30
LA JOLLA PHARMACEUTICAL CO
filed 2004-11-05
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
__________________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2004

or

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
For the transition period from _______ to _______

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
Yes [X] No[  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes [X] No[  ]

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 1, 2004 was 61,400,323.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY

Balance Sheets
(in thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$2,986	$4,021
Short-term investments	32,221	28,112
Other current assets	965	957

Total current assets	36,172	33,090
Property and equipment, net	6,222	6,206
Patent costs and other assets, net	3,009	2,648

Total assets	$45,403	$41,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,078	$278
Accrued clinical/regulatory expenses	893	524
Accrued expenses	1,618	865
Accrued payroll and related expenses	1,120	1,692
Current portion of obligations under capital leases	29	66
Current portion of notes payable	931	751

Total current liabilities	7,669	4,176
Noncurrent portion of obligations under capital leases	—	29
Noncurrent portion of notes payable	952	1,312
Commitments
Stockholders’ equity:
Common stock	614	511
Additional paid-in capital	258,205	228,394
Other comprehensive loss	(57)	(73)
Accumulated deficit	(221,980)	(192,405)

Total stockholders’ equity	36,782	36,427

Total liabilities and stockholders’ equity	$45,403	$41,944

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements as of that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States.

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Expenses:
Research and development	$10,656	$5,633	$24,268	$25,970
General and administrative	2,280	1,413	5,452	4,812

Total expenses	12,936	7,046	29,720	30,782

Loss from operations	(12,936)	(7,046)	(29,720)	(30,782)
Interest income, net	104	112	145	384

Net loss	$(12,832)	$(6,934)	$(29,575)	$(30,398)

Basic and diluted net loss per share	$(.21)	$(.15)	$(.50)	$(.69)

Shares used in computing basic and diluted net loss per share	61,310	47,089	59,135	44,063

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Operating activities:
Net loss	$(29,575)	$(30,398)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,542	1,430
Stock-based compensation	119	—
Accretion of interest income	22	95
Write-off of patents and property and equipment	81	(14)
Change in operating assets and liabilities:
Other current assets	(8)	(488)
Accounts payable and accrued expenses	3,553	(1,206)
Accrued clinical/regulatory expenses	369	(2,151)
Accrued payroll and related expenses	(572)	(286)

Net cash used for operating activities	(24,469)	(33,018)
Investing activities:
Purchases of short-term investments	(35,865)	(49,723)
Sales of short-term investments	31,750	58,806
Maturities of short-term investments	—	5,587
Additions to property and equipment	(1,483)	(1,551)
Increase in patent costs and other assets	(517)	(439)

Net cash (used for) provided by investing activities	(6,115)	12,680
Financing activities:
Net proceeds from issuance of common stock	29,795	21,276
Payments on obligations under capital leases	(66)	(103)
Proceeds from issuance of notes payable	478	1,078
Payments on notes payable	(658)	(452)

Net cash provided by financing activities	29,549	21,799

Net (decrease) increase in cash and cash equivalents	(1,035)	1,461
Cash and cash equivalents at beginning of period	4,021	5,610

Cash and cash equivalents at end of period	$2,986	$7,071

Supplemental disclosure of cash flow information:
Interest paid	$148	$150

Supplemental schedule of noncash investing and financing activities:
Capital lease obligations incurred for property and equipment	$—	$170

Net unrealized gain (loss) on available-for-sale investments	$16	$(110)

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Financial Statements
(Unaudited)

September 30, 2004

1. Basis of Presentation

The accompanying unaudited financial statements of La Jolla Pharmaceutical Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2004. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2003 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options’ vesting period. The Company’s pro forma information follows (in thousands except for net loss per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss as reported	$(12,832)	$(6,934)	$(29,575)	$(30,398)
Less: Stock-based compensation expense determined under fair value based method for all awards	(1,713)	(1,769)	(5,190)	(5,111)

Pro forma net loss	$(14,545)	$(8,703)	$(34,765)	$(35,509)

Basic and diluted net loss per share as reported	$(0.21)	$(0.15)	$(0.50)	$(0.69)

Pro forma basic and diluted net loss per share	$(0.24)	$(0.18)	$(0.59)	$(0.81)

The effects of applying SFAS 123 for either recognizing compensation expense or providing pro forma disclosures may not be representative of the effects on reported net loss for future quarters or years.

In May 2004, in connection with the retirement of a member of the Board of Directors, the Company accelerated the vesting of certain options held by the retiring director and extended the period of time in which certain options held by him may be exercised. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation-an interpretation of APB Opinion No. 25, the Company recorded approximately $106,000 in compensation expense in connection with the extension of the exercise period, for the period ended September 30, 2004.

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

Comprehensive Loss

In accordance with SFAS No. 130, Reporting Comprehensive Income (Loss), unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). The Company’s comprehensive net loss totaled $12,804,000 and $7,010,000 for the three-month periods and $29,559,000 and $30,508,000 for the nine-month periods ended September 30, 2004 and 2003, respectively.

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

4. Commitments

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

5. Notes Payable

The Company entered into a note payable for $189,000 in March 2004, one for $132,000 in June 2004, and one for $157,000 in September 2004 to finance certain purchases of property and equipment. These notes are secured by the financed property and equipment and bear interest at 8.27%, 8.77%, and 8.44% per annum, respectively. The notes are payable in monthly installments of principal and interest of approximately $5,000 for the first 36 months and $4,000 for the remaining six months, in the case of the March 2004 note, approximately $4,000 for the first 36 months and $2,000 for the remaining six months, in the case of the June 2004 note, and approximately $5,000 for the first 36 months and $1,000 for the remaining six months, in the case of the September 2004 note.

6. Restructuring Charges

In May 2003, the Company restructured its operations in order to reduce expenses and focus its resources on the further development of Riquent®. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as of December 31, 2003, the Company recorded total restructuring charges of approximately $490,000 in connection with the termination of 24 employees of which approximately $305,000 of the total restructuring charges was included in research and development expense and approximately $185,000 was included in general and administrative expense. The restructuring plan was completed in February 2004 and actual charges paid were approximately $490,000.

7. Changes in Securities

In February and March 2004, the Company sold an aggregate of 10,000,000 shares of common stock in a public offering for net proceeds to the Company of approximately $29,363,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. The analyses of clinical results of Riquent, previously known as LJP 394, our drug candidate for the treatment of systemic lupus erythematosus (“lupus”), and LJP 1082, our drug candidate for the treatment of antibody-mediated thrombosis (“thrombosis”), including the results of any trials that are ongoing or that we may initiate in the future, could result in a finding that these drug candidates are not effective in large patient populations, do not provide a meaningful clinical benefit, or may reveal a potential safety issue requiring us to develop new candidates. The analysis of the data from our Phase 3 trial of Riquent showed that the trial did not reach statistical significance with respect to its primary endpoint, time to renal flare, or with respect to the secondary endpoint, time to treatment with high-dose corticosteroids or cyclophosphamide. The results from our clinical trials of Riquent, including the results of any trials that are ongoing or that we may initiate in the future, may not ultimately be sufficient to obtain regulatory clearance to market Riquent either in the United States or Europe, and we may be required to conduct additional clinical studies to demonstrate the safety and efficacy of Riquent in order to obtain marketing approval. There can be no assurance, however, that we will have the necessary resources to complete any additional trial or that any additional trial will sufficiently demonstrate the safety and efficacy of Riquent. Our blood test to measure the binding affinity for Riquent is experimental, has not been validated by independent laboratories and will likely be reviewed as part of the Riquent approval process. Our other potential drug candidates are at earlier stages of development and involve comparable risks. Analysis of our clinical trials could have negative or inconclusive results. Any positive results observed to date may not be indicative of future results. In any event, regulatory authorities may require clinical trials in addition to our current clinical trial, or may not approve our drugs. Our ability to develop and sell our products in the future may be adversely affected by the intellectual property rights of third parties. Additional risk factors include the uncertainty and timing of: our clear need for additional financing; obtaining required regulatory approvals, including delays associated with any approvals that we may obtain; our ability to pass all necessary FDA inspections; the increase in capacity of our manufacturing capabilities for possible commercialization; successfully marketing and selling our products; our lack of manufacturing, marketing and sales experience; our ability to make use of the orphan drug designation for Riquent; generating future revenue from product sales or other sources such as collaborative relationships; future profitability; and our dependence on patents and other proprietary rights. Readers are cautioned to not place undue reliance upon forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described in our Annual Report on Form 10-K for the year ended December 31, 2003, and in other reports and registration statements that we file with the Securities and Exchange Commission from time to time.

Recent Developments

     On February 16, 2004, we announced that our New Drug Application (“NDA”) for Riquent® had been accepted for review by the United States Food and Drug Administration (the “FDA”). Our NDA submission was prepared based on our understanding the FDA could approve Riquent on the basis of our clinical trial results or under Subpart H. Under Subpart H, drugs in development for serious, life-threatening diseases with an unmet medical need can be approved on an accelerated basis if the FDA determines that the effect of the drug on a surrogate endpoint is reasonably likely to predict clinical benefit and that a post-marketing clinical trial can be successfully completed following drug approval which confirms the clinical benefit. As previously announced, in our Phase 3 and Phase 2/3 trials, patients treated with Riquent had significantly reduced levels of antibodies to dsDNA compared with patients treated with placebo.

     On August 2, 2004, we announced that we had reached a written agreement with the Cardio-Renal Division of the FDA concerning a trial that is designed to fulfill an obligation to conduct a Phase 4 post-marketing clinical trial if Riquent were to be approved under Subpart H. We also announced that we had initiated the trial.

     On October 14, 2004, we announced that we had received a letter from the FDA indicating that our lupus drug candidate, Riquent (abetimus sodium), is approvable, but that an additional radomized, double-blind study demonstrating the clinical benefit of Riquent would need to be completed prior to approval. The FDA letter indicated that the clinical trial initiated in August 2004 would appear to satisfy this requirement. We continue to analyze the approval processes and have requested a meeting with the FDA to discuss the next steps in the development of Riquent.

     We also are currently meeting with European regulatory authorities to discuss potential next steps for Riquent in Europe, including the filing of a Marketing Authorization Application (MAA) with the European Medicines Agency. There can be no guarantee that future meetings with the FDA or other regulatory agencies can be held in a timely manner, or at all, or that our meetings with them will result in our being able to continue to develop Riquent. If for any reason our development efforts as to Riquent are terminated, it would have a material adverse effect on our business and future prospects.

Overview

     Since our inception in May 1989, we have devoted substantially all of our resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. We have never generated any revenue from product sales and have relied upon private and public offerings of securities, revenue from collaborative agreements, equipment financings and interest income on invested cash balances for our working capital. Based upon the results of the FDA’s recent review of our NDA, and depending upon the outcome of our further discussions with the FDA and other regulatory agencies and our continuing analysis of the data from our clinical trials of Riquent, our research and development expenses may increase significantly in the future. For example, we have initiated a clinical trial of Riquent that the FDA has indicated appears to satisfy its requirement that we conduct an additional randomized, double-blind study. In addition, our research and development expenses may increase if we initiate any additional clinical studies of Riquent or if we increase our activities related to the development of LJP 1082 or other drug candidates. Our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and the financial information included in this report are not necessarily indicative of our future operating results or financial condition.

     We expect our net loss to fluctuate from quarter to quarter as a result of the timing of expenses incurred and the revenues earned from any potential collaborative arrangements we may establish. Some of these fluctuations may be significant. As of September 30, 2004, our accumulated deficit was approximately $222.0 million.

     Our business is subject to significant risks, including, but not limited to, the risks inherent in research and development efforts, including clinical trials, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties associated with both obtaining and enforcing patents, the potential enforcement of the patent rights of others, uncertainties regarding government reforms regarding product pricing and reimbursement levels, technological change, competition, manufacturing uncertainties, our lack of marketing experience, the uncertainty of receiving future revenue from product sales or other sources such as collaborative relationships, the uncertainty of future profitability and the clear need for additional financing. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons, including the possibilities that the products will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by the proprietary rights of third parties or competing products.

Results of Operations

     For the three months ended September 30, 2004, research and development expenses increased to $10.7 million from $5.6 million for the same period in 2003 primarily due to the purchase of a large amount of raw materials, which we expect to use in the production of validation lots of Riquent in 2004. We expect to use the validation lots in connection with the submission of the MAA in Europe, and for other purposes, including our ongoing clinical trial. For the nine-month period ended September 30, 2004, research and development expenses decreased to $24.3 million from $26.0 million for the same period in 2003 primarily due to decreases in costs incurred for clinical studies of Riquent, including the open-label follow-on clinical trial which was closed in April 2003 and the unblinding and analysis of the data from the Phase 3 trial of Riquent in the first quarter of 2003. These decreases were partially offset by the increase in expenses noted above during the third quarter.

     Research and development expense of $10.7 million for the three months ended September 30, 2004 consisted of $9.5 million for lupus research and development related expense, $0.5 million for thrombosis research and development related expense, and $0.7 million for other research and development related expense. Research and development expense of $24.3 million for the nine months ended September 30, 2004 consisted of $21.1 million for lupus research and development related expense, $1.3 million for thrombosis research and development related expense, and $1.9 million for other research and development related expense. For the three and nine months ended September 30, 2004, total lupus research and development expense consisted primarily of salaries and other costs related to research, manufacturing and clinical personnel, raw materials for the production of Riquent, manufacturing supplies, fees for consulting and outside services and costs related to clinical studies of Riquent. Total thrombosis related research and development expense consisted primarily of salaries for research and development personnel and research supplies. Total other research and development expense consisted primarily of salaries for research and development personnel and research supplies.

     Our research and development expenses may increase significantly in the future. For example, we have initiated a clinical trial of Riquent that the FDA has indicated appears to satisfy its requirement that we conduct an additional randomized, double-blind study. This study is expected to involve a significant number of patients and take several years to complete. In addition, our research and development expenses may increase significantly if we initiate any additional clinical studies of Riquent or if we increase our activities related to the development of LJP 1082 or other drug candidates.

     General and administrative expense increased to $2.3 million and $5.5 million for the three and nine months ended September 30, 2004, respectively, from $1.4 million and $4.8 million for the same periods in 2003. The increase was primarily due to an increase in consulting and professional fees for pre-marketing, intellectual property and other administrative activities. General and administrative expense may increase in the future to support clinical trials and possible increases in manufacturing and research and development activities.

     Interest income, net was $0.1 million for the three months ended September 30, 2004 and September 30, 2003. Interest income, net decreased to $0.1 million for the nine months ended September 30, 2004 from $0.4 million for the same period in 2003 due to lower average interest rates and investment balances, an increase in notes payable obligations, and realized losses on the sale of investments.

Liquidity and Capital Resources

     From inception through September 30, 2004, we have incurred a cumulative net loss of approximately $222.0 million and have financed our operations through private and public offerings of securities, revenues from collaborative agreements, equipment financings, and interest income on invested cash balances. From inception through September 30, 2004, we raised approximately $258.0 million in net proceeds from sales of equity securities.

     At September 30, 2004, we had $35.2 million in cash, cash equivalents and short-term investments, as compared to $32.1 million at December 31, 2003. Our working capital at September 30, 2004 was $28.5 million, as compared to $28.9 million at December 31, 2003. The increase in cash, cash equivalents and short-term investments resulted from our receipt of net proceeds of $29.4 million from the sale of 10.0 million shares of our common stock in February and March of 2004, partially offset by the use of our financial resources to fund our manufacturing activities, research and development efforts and for other general corporate purposes. We invest our cash in corporate and United States government-backed debt instruments. As of September 30, 2004, we classified all of our investments as available-for-sale securities because we expect to sell them in order to support our current operations regardless of their maturity dates. As of September 30, 2004, available-for-sale securities and cash equivalents of $17.9 million have stated maturity dates of one year or less and $15.9 million have maturity dates after one year.

     As of September 30, 2004, we had acquired an aggregate of $14.7 million in property and equipment, of which approximately $0.1 million and $3.5 million of equipment is financed under capital lease and notes payable obligations, respectively. In addition, we lease our office and laboratory facilities and certain equipment under operating leases. We have entered into a $1.4 million purchase commitment with a potential third party manufacturer of materials for Riquent. The purpose of the agreement is to qualify the manufacturer as a manufacturer that we could use in the commercial production of Riquent if we obtain regulatory approval. The agreement includes a cancellation fee of $0.4 million. We have also entered into a non-cancelable $0.7 million purchase commitment with a third-party manufacturer of materials to be used in the production of our validation lots of Riquent. We intend to use our current financial resources to fund our obligation under these purchase commitments. In the future, we may increase our investments in property and equipment if we expand our research and development and manufacturing facilities and capabilities.

     During the nine-month period ended September 30, 2004, we entered into three additional note payable obligations for $189,000, $132,000, and $157,000, the proceeds of which we used to finance the purchase of certain property and equipment. In June 2004, we exercised an option to extend a lease for additional research space for nine months. In July 2004, we exercised an option to extend the leases for our research and development laboratories, clinical manufacturing facilities and office space for an additional five years. The following table summarizes our contractual obligations at September 30, 2004. Long-term debt and capital lease obligations include interest.

		Payment due by period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt Obligations	$2,067	$1,055	$1,012	$—	$—
Capital Lease Obligations	29	29	—	—	—
Operating Lease Obligations	4,083	910	2,458	715	—
Purchase Obligations	2,193	2,193	—	—	—
Total	$8,372	$4,187	$3,470	$715	$—

     We intend to use our financial resources to fund our research and development efforts, the current ongoing clinical trial of Riquent, possible further clinical studies, manufacturing activities, and for working capital and other general corporate purposes. The amounts that we actually spend for each purpose may vary significantly depending upon numerous factors, including the timing of any regulatory applications and approvals, the outcome of our meetings with regulatory authorities, the continued analysis of the clinical trial data of Riquent, results from current and future clinical trials, and technological developments. Expenditures also will depend upon any establishment of collaborative arrangements and contract research as well as the availability of other funding or financings. There can be no assurance that future funds will be available to us on acceptable terms, if at all.

     We anticipate that our existing cash and cash investments and interest earned thereon will be sufficient to fund our operations as currently planned into the second quarter of 2005, assuming that we engage in limited clinical trial activities, including limited activities on our current clinical trial of Riquent, that we do not commence any significant commercialization activities and that we do not enter into an agreement with a collaborative partner or undertake any other financing activities. Our future capital requirements will depend upon a number of factors, including the outcome of meetings with regulatory authorities, the scope and duration of clinical trials, including the ongoing clinical trial, the time and costs involved in applying for any regulatory approvals, the continued analysis of data from our clinical trials of Riquent and LJP 1082, continued scientific progress in our research and development programs, the size and complexity of these programs, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, our ability to establish and maintain future collaborative relationships, and the cost of our manufacturing activities. We expect to incur significant net operating losses each year for at least the next several years as we continue our current research and development efforts, including the continuation of the ongoing clinical trial of Riquent, and the general and administrative expenses incurred to support this effort. It is possible that our cash requirements will exceed our current projections and that we will therefore need additional financing sooner than currently expected.

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

     We will continue to seek capital through appropriate means, including the issuance of our securities and the establishment of collaborative arrangements. However, there can be no assurance that additional financing will be available to us on acceptable terms, if at all, and our negotiating position in capital-raising efforts may worsen as we continue to use existing resources or if the development of Riquent is delayed or terminated. There is also no assurance that we will be able to enter into future collaborative relationships.

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

     We are currently evaluating the effectiveness of our internal controls over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year beginning in 2004, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with our Annual Report on Form 10-K for the fiscal year ending on December 31, 2004. Section 404 also requires our independent accountant to attest to, and report on, management’s assessment of our internal controls over financial reporting. As a result of our evaluation of our internal controls over financial reporting to date, we made changes to our internal controls in order to better document the controls and we implemented changes to our information systems used in financial reporting. The changes made during the third quarter of 2004 did not have, individually or in the aggregate, a material effect on our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated Bylaws of the Company (2)

4.1	Rights Agreement dated as of December 3, 1998 between the Company and American Stock Transfer & Trust Company (3)

4.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (4)

4.3	Amendment to Rights Agreement, effective as of July 21, 2001, between the Company and American Stock Transfer & Trust Company (5)

10.1	Stock Option Agreement dated February 4, 1993 entitling Joseph Stemler to purchase 35,000 shares of Common Stock (6)*

10.2	Steven B. Engle Employment Agreement (6)*

10.3	Amendment No. 1 to Steven B. Engle Employment Agreement (7)*

10.4	Amendment No. 2 to Steven B. Engle Employment Agreement (1)*

10.5	Amendment No. 3 to Steven B. Engle Employment Agreement (18)*

10.6	Form of Directors and Officers Indemnification Agreement (6)

10.7	Reserved.

10.8	Form of Employee Invention and Confidential Information Agreement (6)

10.9	Industrial Real Estate Lease (6)

10.10	Reserved.

10.11	Reserved.

10.12	La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (Amended and Restated as of May 16, 2003) (18)*

10.13	La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (Amended and Restated as of May 21, 2004)*

10.14	Reserved.

10.15	Second Amendment to Lease, dated June 30, 1994, by and between the Company and BRE Properties, Inc. (9)

10.16	Third Amendment to Lease, dated January 26, 1995, by and between the Company and BRE Properties, Inc. (10)

10.17	Reserved.

10.18	Agreement, dated September 22, 1995, between the Company and Joseph Stemler regarding option vesting (11) *

10.19	Building Lease Agreement, effective November 1, 1996, by and between the Company and WCB II-S BRD Limited Partnership (12)

10.20	Reserved.

10.21	Reserved.

10.22	Reserved.

10.23	Reserved.

10.24	Reserved.

10.25	Supplement to employment offer letter for Matthew Linnik, Ph.D. (13)*

10.26	Supplement to employment offer letter for William J. Welch (14)*

10.27	Supplement to employment offer letter for Theodora Reilly (14)*

Exhibit Number	Description
10.28	Supplement to employment offer letter for Paul Jenn, Ph.D. (14)*

10.29	Supplement to employment offer letter for Bruce K. Bennett, Jr. (15)*

10.30	Supplement to employment offer letter for Kenneth R. Heilbrunn (8)*

10.31	Supplement to employment offer letter for Josefina Elchico*

10.32	Reserved.

10.33	Master Security Agreement, effective September 6, 2002, between the Company and General Electric Capital Corporation (16)

10.34	Promissory Note, dated as of September 26, 2002, between the Company and General Electric Capital Corporation (16)

10.35	Amendment to Promissory Note, effective as of September 27, 2002, between the Company and General Electric Capital Corporation (16)

10.36	Promissory Note, dated as of December 30, 2002, between the Company and General Electric Capital Corporation (17)

10.37	Promissory Note, dated as of April 23, 2003, between the Company and General Electric Capital Corporation (17)

10.38	Promissory Note, dated as of June 27, 2003, between the Company and General Electric Capital Corporation (18)

10.39	Promissory Note, dated as of September 26, 2003, between the Company and General Electric Capital Corporation (19)

10.40	Promissory Note, dated as of December 18, 2003, between the Company and General Electric Capital Corporation (23)

10.41	Lease Renewal Amendment, dated as of July 1, 2003, between the Company and General Electric Capital Corporation Successor In Interest to Comdisco, Inc. as of February 26, 2002 (19)

10.42	Underwriting Agreement, dated as of August 7, 2003, between the Company and Pacific Growth Equities, LLC (20)

10.43	Underwriting Agreement, dated as of February 19, 2004, between the Company and Pacific Growth Equities, LLC (22)

10.44	Form of Registration Rights Agreement, dated January 2002, between the Company and the initial purchasers (21)

10.45	Form of Stock Purchase Agreement, dated January 2002, between the Company and the initial purchasers (21)

10.46	Form of Registration Rights Agreement, dated February 5, 2001, between the Company and the initial purchasers (19)

10.47	Form of Stock Purchase Agreement, dated February 5, 2001, between the Company and the initial purchasers (19)

10.48	Form of Registration Rights Agreement, dated July 19, 2000, between the Company and the initial purchasers (19)

10.49	Form of Stock Purchase Agreement, dated July 19, 2000, between the Company and the initial purchasers (19)

10.50	Form of Registration Rights Agreement, dated February 10, 2000, between the Company and the initial purchasers (19)

10.51	Form of Stock Purchase Agreement, dated February 10, 2000, between the Company and the initial purchasers (19)

10.52	Underwriting Agreement, dated February 19, 2004, by and between the Company and Pacific Growth Equities, LLC (24)

Exhibit Number	Description
10.53	Supplement to employment offer letter for Gail Sloan (25)*

10.54	Promissory Note, dated as of March 31, 2004, between the Company and General Electric Capital Corporation (25)

10.55	Promissory Note, dated as of June 25, 2004, between the Company and General Electric Capital Corporation (26)

10.56	Fourth Amendment to Lease, dated July 8, 2004, by and between the Company and EOP-Industrial Portfolio, LLC (26)

10.57	First Amendment to Lease, dated May 4, 2001, by and between the Company and Spieker Properties, L.P (26)

10.58	Second Amendment to Lease, dated July 8, 2004, by and between the Company and EOP-Industrial Portfolio, LLC (26)

10.59	La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (26)*

10.60	Promissory Note, dated as of September 28, 2004, by and between the Company and General Electric Capital Corporation

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* This exhibit is a management contract or compensatory plan or arrangement.

(1)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein.

(2)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(3)	Previously filed with the Company’s Registration Statement on Form 8-A (No. 000-24274) as filed with the Securities and Exchange Commission on December 4, 1998.

(4)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein.

(5)	Previously filed with the Company’s report on Form 8-K filed on January 26, 2001 and incorporated by reference herein. The changes effected by the Amendment are also reflected in the Amendment to Application for Registration on Form 8-A/A filed on January 26, 2001.

(6)	Previously filed with the Company’s Registration Statement on Form S-1 (No. 33-76480) filed on March 16, 1994.

(7)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1997 and incorporated by reference herein.

(8)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 and incorporated by reference herein.

(9)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1994 and incorporated by reference herein.

(10)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1995 and incorporated by reference herein.

(11)	Previously filed with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated by reference herein.

(12)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1996 and incorporated by reference herein.

(13)	Previously filed with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference herein.

(14)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated by reference herein.

(15)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.

(16)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated by reference herein.

(17)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated by reference herein.

(18)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein.

(19)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated by reference herein.

(20)	Previously filed with the Company’s current report on Form 8-K filed August 12, 2003 and incorporated by reference herein.

(21)	Previously filed with the Company’s current report on Form 8-K filed January 16, 2002 and incorporated by reference herein.

(22)	Previously filed with the Company’s current report on Form 8-K filed February 20, 2004 and incorporated by reference herein.

(23)	Previously filed with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference herein.

(24)	Previously filed with the Company’s current report on Form 8-K filed February 20, 2004 and incorporated by reference herein.

(25)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated by reference herein.

(26)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company

Date: November 5, 2004	/s/ Steven B. Engle

Steven B. Engle
Chairman and Chief Executive Officer
(On behalf of the Registrant)

/s/ Gail A. Sloan

Gail A. Sloan
Vice President of Finance and Secretary
(As Principal Financial and Accounting Officer)

LA JOLLA PHARMACEUTICAL COMPANY

INDEX TO EXHIBITS

Exhibit Number	Description
10.31	Supplement to employment offer letter for Josefina Elchico

10.60	Promissory Note, dated as of September 28, 2004, by and between the Company and General Electric Capital Corporation

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002