Form 10-Q
period 2005-03-31
LA JOLLA PHARMACEUTICAL CO
filed 2005-05-09
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
For the transition period from ___to ___

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 2, 2005 was 73,901,637.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY

Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$3,673	$2,861
Short-term investments	26,530	20,204
Other current assets	295	783

Total current assets	30,498	23,848

Property and equipment, net	5,467	6,059
Patent costs and other assets, net	3,487	3,119

Total assets	$39,452	$33,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$618	$1,455
Accrued clinical/regulatory expenses	453	647
Accrued expenses	1,499	2,061
Accrued payroll and related expenses	1,538	1,210
Accrued restructuring expenses	1,174	—
Current portion of obligations under capital leases	—	14
Current portion of obligations under notes payable	890	922

Total current liabilities	6,172	6,309

Noncurrent portion of obligations under notes payable	496	716

Commitments:

Stockholders’ equity:
Common stock	739	615
Additional paid-in capital	274,136	258,358
Other comprehensive loss	—	(23)
Accumulated deficit	(242,091)	(232,949)

Total stockholders’ equity	32,784	26,001

Total liabilities and stockholders’ equity	$39,452	$33,026

Note: The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States.

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
Expenses:
Research and development	$7,348	$6,801
General and administrative	1,908	1,518

Total expenses	9,256	8,319

Loss from operations	(9,256)	(8,319)

Interest income (expense), net	114	(56)

Net loss	$(9,142)	$(8,375)

Basic and diluted net loss per share	$(0.13)	$(0.15)

Shares used in computing basic and diluted net loss per share	69,405	54,747

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
Operating activities:
Net loss	$(9,142)	$(8,375)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	539	493
Loss on write-off/disposal of patents and property and equipment	155	59
Stock compensation expense	2	—
Accretion of interest income	(38)	(75)
Change in operating assets and liabilities:
Other current assets	488	(320)
Accounts payable and accrued expenses	(1,399)	1,472
Accrued clinical/regulatory expenses	(194)	(286)
Accrued payroll and related expenses	328	(514)
Accrued restructuring expenses	1,174	—

Net cash used for operating activities	(8,087)	(7,546)

Investing activities:
Purchases of short-term investments	(20,800)	(26,718)
Sales of short-term investments	14,535	6,380
Additions to property and equipment	(72)	(298)
Increase in patent costs and other assets	(398)	(160)

Net cash used for investing activities	(6,735)	(20,796)

Financing activities:
Net proceeds from issuance of common stock	15,900	29,501
Payments on obligations under capital leases	(14)	(25)
Proceeds from issuance of notes payable	—	189
Payments on notes payable	(252)	(204)

Net cash provided by financing activities	15,634	29,461

Net increase in cash and cash equivalents	812	1,119
Cash and cash equivalents at beginning of period	2,861	4,021

Cash and cash equivalents at end of period	$3,673	$5,140

Supplemental disclosure of cash flow information:
Interest paid	$36	$49

Supplemental schedule of noncash investing and financing activities:
Net unrealized gains on available-for-sale investments	$23	$32

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2005

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of La Jolla Pharmaceutical Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2005. For more complete financial information, these consolidated financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

Stock-Based Compensation

As allowed under Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting and Disclosure of Stock-Based Compensation, the Company has elected to continue to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB 25”). The Company generally grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant and therefore, under APB 25, recognizes no compensation expense for such stock option grants.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options’ vesting period. The Company’s pro forma information follows (in thousands, except for net loss per share information):

	Three Months Ended March 31,
	2005	2004
Net loss as reported	$(9,142)	$(8,375)
Less: Stock-based compensation expense determined under fair value based method for all awards	(1,394)	(1,654)

Pro forma net loss	$(10,536)	$(10,029)

Basic and diluted net loss per share as reported	$(0.13)	$(0.15)

Pro forma basic and diluted net loss per share	$(0.15)	$(0.18)

The effects of applying SFAS No. 123 for either recognizing compensation expense or providing pro forma disclosures may not be representative of the effects on reported net loss for future periods.

Options or stock awards issued to non-employees have been determined in accordance with SFAS No. 123 and Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Deferred charges for options granted to non-employees are periodically remeasured as the options vest.

Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the periods in accordance with SFAS No. 128, Earnings per Share. As the Company has incurred a net loss for all periods presented in the Consolidated Statements of Operations, stock options are not included in the computation of net loss per share because their effect is anti-dilutive.

Comprehensive Loss

In accordance with SFAS No. 130, Reporting Comprehensive Income (Loss), unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). The Company’s comprehensive net loss totaled $9,119,000 and $8,343,000 for the three-month periods ended March 31, 2005 and 2004, respectively.

3. Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. Pro forma disclosure is no longer an alternative. On April 14, 2005, the United States Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R will be effective for the first annual period after June 15, 2005. The Company expects to adopt SFAS No. 123R on January 1, 2006. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R for the period ended March 31, 2005, the net loss would have been increased by approximately $1.4 million. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

4. Restructuring Charges

In March 2005, the Company restructured its operations in order to reduce costs. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as of March 31, 2005, the Company recorded total restructuring charges of approximately $1.3 million in connection with the termination of 61 employees (approximately $1.2 million) and the impairment of certain long-term assets (approximately $0.1 million). Approximately $0.9 million of the total restructuring charges was included in research and development expense and approximately $0.4 million was included in general and administrative expense. As of March 31, 2005, the Company had not paid any of the cash restructuring charges (consisting of approximately $1.2 million in severance and related costs). Such restructuring charges are expected to be paid by September 2005. The remaining $0.1 million represents write-downs of impaired assets as a result of the restructuring, which is included in research and development expense.

The Company expects to record an additional $0.2 million in restructuring charges in the second quarter of 2005. The charges relate to retention payments for key executives and are expected to be paid in July 2005.

This action follows a recent announcement by the Company that, based on the outcome of a meeting with the United States Food and Drug Administration (the “FDA”), the Company’s lead drug candidate, Riquent®, is unlikely to receive accelerated approval under the FDA’s Subpart H regulation.

5. Changes in Securities

In February 2005, the Company sold 12,250,000 shares of its common stock in a public offering for net proceeds of approximately $15.8 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. Although we are seeking collaborative agreements to support the development of Riquent® and our small molecule inflammation program, we cannot guarantee that we will be successful in establishing any such collaborative agreements or that the terms of any potential agreements will result in the payment of significant funds to us. The analyses of clinical results of Riquent, previously known as LJP 394, our drug candidate for the treatment of systemic lupus erythematosus (“lupus”), and any other drug candidate that we may develop, including the results of any trials that are ongoing or that we may initiate in the future, could result in a finding that these drug candidates are not effective in large patient populations, do not provide a meaningful clinical benefit, or may reveal a potential safety issue requiring us to develop new candidates. The analysis of the data from our Phase 3 trial of Riquent showed that the trial did not reach statistical significance with respect to its primary endpoint, time to renal flare, or with respect to its secondary endpoint, time to treatment with high-dose corticosteroids or cyclophosphamide. The results from our clinical trials of Riquent, including the results of any trials that are ongoing or that we may initiate in the future, may not ultimately be sufficient to obtain regulatory clearance to market Riquent either in the United States or Europe, and we may be required to conduct additional clinical studies to demonstrate the safety and efficacy of Riquent in order to obtain marketing approval. There can be no assurance, however, that we will have the necessary resources to complete any current or future trials or that any such trials will sufficiently demonstrate the safety and efficacy of Riquent. Our blood test to measure the binding affinity for Riquent is experimental, has not been validated by independent laboratories and will likely be reviewed as part of the Riquent approval process. Our other potential drug candidates are at earlier stages of development and involve comparable risks. Analysis of our clinical trials could have negative or inconclusive results. Any positive results observed to date may not be indicative of future results. In any event, regulatory authorities may require clinical trials in addition to our current clinical trial, or may not approve our drugs. Our ability to develop and sell our products in the future may be adversely affected by the intellectual property rights of third parties. Additional risk factors include the uncertainty and timing of: our clear need for additional financing or a collaborative agreement; obtaining required regulatory approvals, including delays associated with any approvals that we may obtain; our ability to pass all necessary FDA inspections; the increase in capacity of our manufacturing capabilities for possible commercialization; successfully marketing and selling our products; our lack of manufacturing, marketing and sales experience; our ability to make use of the orphan drug designation for Riquent; generating future revenue from product sales or other sources such as collaborative relationships; future profitability; and our dependence on patents and other proprietary rights. Readers are cautioned to not place undue reliance upon forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described in our Annual Report on Form 10-K for the year ended December 31, 2004, and in other reports and registration statements that we file with the Securities and Exchange Commission from time to time.

Developments in 2005

     On February 2, 2005, we announced that we had completed a public offering of 12,250,000 shares of our common stock. The net proceeds to us, after expenses, were approximately $15.8 million.

     On March 14, 2005, we announced that, based on the outcome of a meeting with the FDA, our treatment for lupus renal disease, Riquent (abetimus sodium), is unlikely to receive accelerated approval under the FDA’s Subpart H regulation. We plan to continue the ongoing clinical benefit trial and expect to continue discussions with the FDA about ways to enhance the trial, including, as previously announced, the addition of a higher dose to the study.

     On March 29, 2005, we announced that we were implementing a restructuring plan to reduce our costs. The restructuring plan included a workforce reduction of 61 staff members, leaving a post-restructuring workforce of 95 staff members. Under the plan, we expect to continue our ongoing clinical benefit trial of Riquent without any significant additional patient enrollment or site expansion and to continue our small molecule inflammation program. We also plan to continue activities that would allow a filing of a Marketing Authorization Application in Europe. The termination benefits, primarily severance costs, are expected to be approximately $1.5 million, of which approximately $1.3 million was recorded in the first quarter and the remainder of which will be recorded in the second quarter.

Overview

     In light of the outcome of a meeting with the FDA in March 2005, at which we learned that it is unlikely that we will receive accelerated approval for Riquent under the FDA’s Subpart H regulation, we will need to successfully complete the ongoing clinical benefit study of Riquent, which we commenced in August 2004, prior to FDA approval. We expect that the ongoing clinical benefit trial will involve approximately 500 to 600 patients, may cost at least $60 million, and take several years to complete. However, we currently only have sufficient financial resources to fund our operations as currently planned into the first quarter of 2006. If we do not receive funding from a collaborative agreement or obtain other financing in the near future, we will not have sufficient resources to complete the ongoing clinical benefit trial or to continue our operations beyond the beginning of the first quarter of 2006.

     Since our inception in May 1989, we have devoted substantially all of our resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. We have never generated any revenue from product sales and have relied on public and private offerings of securities, revenue from collaborative agreements, equipment financings and interest income on invested cash balances for our working capital. Based on the results of the FDA’s recent review of our New Drug Application (“NDA”) for Riquent, and depending on the outcome of our further discussions with the FDA and other regulatory agencies and our continuing analysis of the data from our clinical trials of Riquent, our research and development expenses may increase significantly in the future should we obtain additional funding. For example, we have initiated a clinical trial of Riquent that the FDA has indicated appears to satisfy the requirement that we conduct an additional randomized, double-blind study. In addition, our research and development expenses may increase if we initiate any additional clinical studies of Riquent or if we increase our activities related to any additional drug candidates. Our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and the financial information included in this report are not necessarily indicative of our future operating results or financial condition.

     We expect our net loss to fluctuate from quarter to quarter as a result of the timing of expenses incurred and the revenues earned from any potential collaborative arrangements we may establish. Some of these fluctuations may be significant. As of March 31, 2005, our accumulated deficit was approximately $242.1 million.

     Our business is subject to significant risks, including, but not limited to, our clear need for additional financing or a collaborative partner, the risks inherent in research and development efforts, including clinical trials, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties associated with both obtaining and enforcing patents, the potential enforcement of the patent rights of others against us, uncertainties regarding government reforms regarding product pricing and reimbursement levels, technological change, competition, manufacturing uncertainties, our lack of marketing experience, the uncertainty of receiving future revenue from product sales or other sources such as collaborative relationships, and the uncertainty of future profitability. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons, including the possibilities that the products will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by the proprietary rights of third parties or competing products.

Results of Operations

     For the three months ended March 31, 2005, research and development expenses increased to $7.3 million from $6.8 million for the same period in 2004. The increase was primarily due to termination benefits, mainly severance, of approximately $0.9 million recorded in March 2005, in connection with the termination of 45 research and development personnel. In addition, there was an increase in expenses associated with the clinical benefit trial of Riquent, which was initiated in August 2004. These increases were partially offset by a decrease in expenses related to the purchase of raw materials for the production of Riquent.

     Research and development expense of $7.3 million for the three months ended March 31, 2005 consisted of $6.3 million for lupus research and development related expense, $0.5 million for thrombosis research and development related expense, and $0.5 million for other research and development related expense. Total lupus research and development expense consisted primarily of salaries and severance and other costs related to research, manufacturing and clinical personnel, costs related to the clinical studies of Riquent, raw materials for the production of Riquent and manufacturing supplies. Total thrombosis related research and development expense consisted primarily of salaries and severance for research and development personnel and research supplies. Total other research and development expense consisted primarily of salaries for research and development personnel and research supplies.

     Our research and development expense may increase significantly in the future if we obtain additional funding. For example, we have initiated a clinical trial of Riquent that the FDA has indicated appears to satisfy the requirement that we conduct an additional randomized, double-blind study. This study is expected to involve approximately 500 to 600 patients, may cost at least $60 million, and take several years to complete. Additionally, our research and development expenses may increase significantly if we initiate any additional clinical studies of Riquent or if we increase our activities related to the development of additional drug candidates.

     For the three months ended March 31, 2005, general and administrative expense increased to $1.9 million from $1.5 million for the same period in 2004. The increase was primarily due to severance of approximately $0.4 million recorded in March 2005 in connection with the termination of 16 general and administrative personnel. If we obtain additional funding, general and administrative expense may increase in the future to support clinical trials and possible increases in manufacturing and research and development activities.

     Interest income, net increased to $0.1 million for the three months ended March 31, 2005 from $(0.1) million for the same period in 2004 due to realized losses on the sale of investments recognized in the first quarter of 2004.

Liquidity and Capital Resources

     From inception through March 31, 2005, we have incurred a cumulative net loss of approximately $242.1 million and have financed our operations through private and public offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through March 31, 2005, we have raised approximately $274.1 million in net proceeds from sales of equity securities.

     At March 31, 2005, we had $30.2 million in cash, cash equivalents and short-term investments, as compared to $23.1 million at December 31, 2004. Our working capital at March 31, 2005 was $24.3 million, as compared to $17.5 million at December 31, 2004. The increase in cash, cash equivalents and short-term investments resulted from the net proceeds of $15.8 million we received from the sale of 12,250,000 shares of our common stock in February 2005, partially offset by the use of our financial resources to fund our clinical and manufacturing activities, research and development efforts and for other general corporate purposes. We invest our cash in United States government-backed securities, money market funds and debt instruments of financial institutions and corporations with strong credit ratings. As of March 31, 2005, we classified all of our investments as available-for-sale securities because we expect to sell them in order to support our current operations regardless of their maturity dates. As of March 31, 2005, available-for-sale securities and cash equivalents of $2.9 million have stated maturity dates of one year or less and $25.7 million have maturity dates after one year.

     As of March 31, 2005, we had acquired an aggregate of $14.9 million in property and equipment, of which approximately $0.1 million and $3.5 million of equipment is financed under capital lease and notes payable obligations, respectively. In addition, we lease our office and laboratory facilities and certain equipment under operating leases. In 2003, we entered into a $1.4 million purchase commitment with a potential third party manufacturer of materials for Riquent. The purpose of the agreement was to qualify the manufacturer as a manufacturer that we could use in the commercial production of Riquent if we obtained regulatory approval. As a result of our recent announcement that, based on the outcome of a meeting with the FDA, Riquent is unlikely to receive accelerated approval under the FDA’s Subpart H regulation, we believe that we have adequate capacity to meet our near term manufacturing requirements and that the third party manufacturing capacity is not currently required. As such, the table below only includes the purchase commitment cancellation fee of $0.4 million. We have also entered into non-cancelable purchase commitments for an aggregate of $0.3 million with third-party manufacturers of materials to be used in the production of Riquent for our ongoing clinical benefit trial and for other purposes. We intend to use our current financial resources to fund our obligations under these purchase commitments. In the future, we may increase our investments in property and equipment if we obtain additional funding and expand our research and development and manufacturing facilities and capabilities.

     The following table summarizes our contractual obligations at March 31, 2005. Long-term debt obligations include interest.

		Payment due by period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt Obligations	$1,491	$970	$521	$—	$—
Operating Lease Obligations	3,669	909	2,477	283	—
Purchase Obligations	771	771	—	—	—
Total	$5,931	$2,650	$2,998	$283	$—

     We intend to use our financial resources to fund our research and development efforts, the current clinical trial of Riquent, possible future clinical trials, manufacturing activities, and for working capital and other general corporate purposes. The amounts that we actually spend for each purpose may vary significantly depending on numerous factors, including the timing of any regulatory applications and approvals, the outcome of our meetings with regulatory authorities, the continued analysis of the clinical trial data of Riquent, results from current and future clinical trials, and technological developments. Expenditures also will depend on any establishment of collaborative arrangements and contract research as well as the availability of other funding or financings. If our cash requirements exceed our current projections, we may need additional financing sooner than currently expected. There can be no assurance that future funds will be available to us on acceptable terms, if at all. In the future, it is possible that we will not have adequate resources to support continuation of our business activities.

     In March 2005, we implemented a restructuring plan that included a reduction in our workforce of 61 staff members and the ceasing of enrollment and site expansion for our ongoing clinical benefit trial of Riquent. We anticipate that our existing cash, cash investments, and interest earned thereon, will be sufficient to fund our operations as currently planned into the first quarter of 2006. This projection is based on the assumption that we do not obtain Subpart H approval, that we do not raise any additional funds, either through the sale of additional securities or a collaborative agreement with a corporate partner and that we do not engage in any significant commercialization activities. If we do not secure additional funds in the near future, we may elect to take one or more significant cost reducing measures in addition to those already taken, including halting the ongoing clinical benefit trial of Riquent that we initiated in August 2004, further reducing the expenses associated with our other current drug development programs and/or further reducing our workforce.

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

     We will continue to seek capital through any number of means, including by issuing our equity securities and by establishing one or more collaborative arrangements. However, there can be no assurance that additional financing will be available to us on acceptable terms, if at all, and our negotiating position in capital-raising efforts will likely worsen as we continue to use existing resources or if the development of Riquent is further delayed or terminated. There is also no assurance that we will be able to enter into a collaborative agreement.

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

     Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2005. There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Risk Factors

We are updating and restating the risk factors included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2004 as follows:

I. Risk Factors Relating To La Jolla Pharmaceutical And The Industry In Which We Operate

We currently do not have sufficient financial resources to complete the ongoing clinical benefit trial of Riquent®, and only have enough cash to continue our operations into the first quarter of 2006.

     On March 14, 2005, we announced that, based on the outcome of a meeting with the FDA, our treatment for lupus renal disease, Riquent, is unlikely to receive an accelerated approval under the FDA’s Subpart H regulation. Accordingly, we expect that we will need to successfully complete the ongoing clinical benefit study of Riquent prior to FDA approval. We expect that the ongoing clinical benefit trial will involve approximately 500 to 600 patients, may cost at least $60 million, and take several years to complete. However, we currently only have sufficient financial resources to fund our operations as currently planned into the first quarter of 2006. If we do not receive funding from a collaborative agreement or obtain other financing in the near future, we will not have the financial resources to complete the ongoing trial or to continue the research and development of Riquent, and it will be difficult or impossible for us to continue to operate.

We may need to sell stock or assets, enter into collaborative agreements, significantly reduce our operations, or merge with another entity to continue operations.

     Our business is highly cash-intensive, and we need a significant amount of additional cash to continue our operations beyond the beginning of the first quarter of 2006 and to complete the current trial of Riquent. We are currently actively seeking additional funding, but there can be no guarantee that additional financing will be available to us on favorable terms, or at all, whether through issuance of securities, collaborative arrangements, or otherwise. If adequate funds are not available, we may delay, scale back or eliminate one or more of our research and development programs, further reduce the size of our workforce, sell or license our technologies, or obtain funds through other arrangements with collaborative partners or others that require us to relinquish rights to our technologies or potential products. We also may merge with another entity to continue our operations. Any one of these outcomes could have a negative impact on our ability to develop products or achieve profitability if our products are brought to market. If, and to the extent, we obtain additional funding through sales of securities, your investment in us will be diluted, and dilution can be particularly substantial when the price of our common stock is low, as it is now.

If we do not raise additional funds in the near future, we will need to take significant additional cost-reducing measures.

     If we do not raise funds in the near future, either through the sale of additional securities or a collaborative agreement from a corporate partner, we will need to take significant additional cost-cutting measures to continue our operations beyond the beginning of the first quarter of 2006. These measures may include, among other matters, halting the ongoing clinical benefit trial of Riquent, further reducing the expenses associated with our other current drug development programs, or further reducing our workforce. We may elect to initiate these additional cost-reduction efforts at any time.

Our freedom to operate our business or profit fully from sales of our products may be limited if we enter into collaborative agreements.

     We are currently seeking to collaborate with other pharmaceutical companies to gain access to their financial, research, drug development, manufacturing, marketing and sales resources. However, we may not be able to negotiate arrangements with any collaborative partners on favorable terms, if at all. Any collaborative relationships that we enter into may include restrictions on our freedom to operate our business or may limit the sales of potential products. If a collaborative arrangement is established, the collaborative partner may discontinue funding any particular program or may, either alone or with others, pursue alternative technologies or develop alternative drug candidates for the diseases we are targeting. Competing products, developed by a collaborative partner or to which a collaborative partner has rights, may result in the collaborative partner withdrawing support as to all or a portion of our technology.

     Without collaborative arrangements, we must fund our own research, development, manufacturing, marketing and sales activities, which accelerates the depletion of our cash and requires us to develop our own manufacturing, marketing and sales capabilities. Therefore, if we are unable to establish and maintain collaborative arrangements and if other sources of cash are not available, we could experience a material adverse effect on our ability to develop products and, if developed and approved, to manufacture, market and sell them successfully.

We are currently devoting nearly all of our resources to the development and approval of Riquent. Accordingly, our efforts with respect to other drug candidates have significantly diminished.

     We have currently budgeted only a limited amount of funds for the development of small molecules for the treatment of autoimmune diseases and acute and chronic inflammatory disorders. As a result, significant progress with respect to drug candidates other than Riquent, if any, will be significantly delayed and our success and ability to continue to operate depends on whether we obtain regulatory approval to market Riquent.

Our operations depend on key employees. Losing these employees would have a negative effect on our product development and operations.

     We are highly dependent on the principal members of our scientific and management staff, the loss of whose services would delay the achievement of our research and development objectives. This is because our key personnel, including Steven Engle, Dr. Matthew Linnik, Dr. Paul Jenn and Dr. Andrew Wiseman, have been involved in the development of Riquent and other drug candidates for several years and have unique knowledge of our drug candidates and of the technology on which they are based. In addition, we will be required to rely on other key members of our senior management team, including Bruce Bennett, Josefina Elchico and William Welch, to assist us with entering into collaborative agreements, and, if sufficient funds are available to us, with growth and expansion into areas requiring additional expertise, such as manufacturing, marketing and sales. If we obtain additional funding, we expect that we will require additional management personnel, and that our existing management personnel will be required to develop additional expertise.

Retaining our current personnel and recruiting additional personnel will be critical to our success.

     Retaining our current key personnel to perform business development, research and development, clinical development and manufacturing activities will be critical to our near term success. If we obtain additional funding, recruiting additional qualified personnel to conduct research and development, clinical development, manufacturing, marketing and sales activities will also be required to successfully further develop Riquent and any additional drug candidates. Because competition for experienced scientific, clinical, manufacturing, marketing and sales personnel among numerous pharmaceutical and biotechnology companies and research and academic institutions is intense, we may not be able to attract and retain these people. If we cannot attract and retain qualified people, our ability to enter into collaborative agreements, conduct necessary clinical trials and to develop and sell potential products may be negatively affected because, for instance, we may not have adequate infrastructure or in house expertise to attract a potential collaborative partner, the trials may not be conducted properly, or the manufacturing or sales of our products may be delayed. In addition, we rely on consultants and advisors to assist us in formulating our research and development, clinical, regulatory, manufacturing, marketing and sales strategies. All of our consultants and advisors have outside employment and may have commitments or consulting or advisory contracts with other entities that may limit their ability to contribute to our business.

We will need additional funds to support our operations even if we obtain funding in the near future.

     Our operations to date have consumed substantial capital resources. Before we can obtain FDA approval for Riquent, our drug candidate for lupus renal disease, we will need to successfully complete the ongoing clinical trial and possibly additional trials. Therefore, we expect to expend substantial amounts of capital resources for additional research, product development, pre-clinical testing and clinical trials of Riquent and any additional drug candidates. We may also devote substantial additional capital resources to establish commercial-scale manufacturing capabilities and to market and sell potential products. These expenses may be incurred prior to or after any regulatory approvals that we may receive. We will need to raise additional funds to finance our future operations. Our future capital requirements will depend on many factors, including:

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

     If sufficient resources become available to us, we expect to incur substantial losses each year for at least the next several years as we continue our planned clinical trial, research and development and manufacturing activities. If we ultimately receive regulatory approval for Riquent, or any of our other drug candidates, our manufacturing, marketing and sales activities are likely to substantially increase our expenses and our need for additional working capital. We anticipate that our existing cash and cash investments, including the net proceeds of $15.8 million that we received from the sale of 12,250,000 shares of our common stock in February 2005, and interest earned thereon, will be sufficient to fund our operations as currently planned into the first quarter of 2006. This projection is based on the assumption that we do not obtain Subpart H approval, that we do not raise any additional funds, either through the sale of additional securities or a collaborative agreement with a corporate partner and that we do not engage in any significant commercialization activities. If adequate funds are not available in the short-term we may take one or more significant cost-reducing measures in addition to those already taken, including halting the ongoing clinical benefit trial of Riquent that we initiated in August 2004, further reducing the expenses associated with our other current drug development programs and/or further reducing our workforce. However, the amounts we expend may vary significantly, and it is possible that our cash requirements will exceed current projections and that we will therefore need additional financing sooner than currently expected. In the future, it is possible that we will not have adequate resources to support continuation of our business activities.

In order to complete our ongoing clinical trial of Riquent, we will need to enroll a sufficient number of patients who meet the trial criteria. If we are unable to successfully complete the trial, our business and financial condition will be adversely affected and it may be difficult or impossible for us to continue to operate.

     We expect that the ongoing clinical trial of Riquent will involve approximately 500 to 600 patients, which is significantly more than were involved in our Phase 3 trial. In order to complete this trial, we will need to locate and enroll a sufficient number of patients who meet the criteria for the trial. We may have difficulty enrolling patients because, among other matters, there are specific limitations on the medications that a patient may be taking upon entry into the trial. If we are unable to timely enroll a sufficient number of patients, we will not be able to complete successfully the ongoing trial. As a result, it may be difficult or impossible for us to continue to operate.

Results from our clinical trials may not be sufficient to obtain approval to market Riquent or our other drug candidates in the United States or Europe on a timely basis, or at all.

     Our drug candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. In order to sell our products that are under development, we must first receive regulatory approval. To obtain regulatory approval, we must conduct clinical trials and toxicology studies that demonstrate that our drug candidates are safe and effective. The process of obtaining FDA and other regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays. The FDA and foreign regulatory authorities have substantial discretion in the approval process and may not agree that we have demonstrated that Riquent is safe and effective. If Riquent is ultimately not found to be safe and effective, we would be unable to obtain regulatory approval to manufacture, market and sell Riquent. Although we have received an approvable letter from the FDA, the analysis of the data from our Phase 3 trial of Riquent showed that the trial did not reach statistical significance with respect to its primary endpoint, time to renal flare, or with respect to its secondary endpoint, time to treatment with high-dose corticosteroids or cyclophosphamide. We can provide no assurances that the FDA or foreign regulatory authorities will ultimately approve Riquent or, if approved, what the indication for Riquent will be.

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

     Current and future clinical trials of Riquent, trials of drugs related to Riquent, or clinical trials of other drug candidates may be delayed or halted. In March 2005, we announced that we limited patient enrollment in our ongoing clinical benefit trial in an effort to reduce costs. This could have the effect of significantly delaying the completion of the trial. In addition our Phase 2/3 clinical trial of Riquent was terminated before planned patient enrollment was completed. Current and future trials may be delayed or halted for various reasons, including:

•	the lack of available funding,

•	patients do not enroll in the studies at the rate we expect,

•	the products are not effective,

•	patients experience severe side effects during treatment,

•	the trials are not conducted in accordance with applicable clinical practices, or

•	supplies of drug product are not sufficient to treat the patients in the studies.

     If any current or future trials are delayed or halted, we may incur significant additional expenses, and our potential approval of Riquent may be delayed, which could have a severe negative effect on our business.

Our blood test to measure the binding affinity for Riquent has not been validated by independent laboratories and is likely to require regulatory review as part of the Riquent approval process.

     In 1998, we developed a blood test that we believe can identify the lupus patients who are most likely to respond to Riquent. The blood test is designed to measure the strength of the binding between Riquent and a patient’s antibodies. This affinity assay was used to identify, prospectively in the Phase 3 trial and retrospectively in the Phase 2/3 trial, the patients included in the efficacy analyses. Independent laboratories have not validated the assay, and the results of the affinity assay observed in our clinical trials of Riquent may not be observed in the broader lupus patient population. Although the FDA has reviewed the blood assay as part of the approval process of Riquent, the FDA’s review of the assay will not be complete until after Riquent is approved, if ever, and we and the FDA agree upon the label for Riquent. In addition, foreign regulatory authorities may require that the assay be reviewed as part of their approval process for Riquent. Even if Riquent and the assay are approved by the FDA or foreign regulatory authorities, we may have to conduct additional studies on the assay post-approval. The testing laboratory that will conduct the assay if Riquent is approved may also require additional regulatory approval. If the FDA or foreign regulatory authorities do not concur with the use of the assay to identify potential patients for treatment with Riquent, or if any of them requires additional studies on the assay or additional regulatory approval of the testing laboratory, the approval and possible commercialization of Riquent may be delayed or prevented, which would have a severe negative effect on our business.

If we are to obtain regulatory approval of Riquent, we must validate our manufacturing facilities and processes.

     Although a successful pre-approval inspection was conducted by the FDA in July 2004, we have never operated a commercial manufacturing facility and we have not yet validated our manufacturing processes. If we are unable to validate our manufacturing facilities and processes to the satisfaction of the regulatory authorities, they will not approve Riquent for commercial use.

We may not be able to take advantage of the orphan drug designation for Riquent.

     In September 2000, the FDA granted us orphan drug designation for Riquent for the treatment of lupus nephritis. The Orphan Drug Act potentially enables us to obtain research funding, tax credits for certain research expenses and a waiver of the application user fees. In addition, the Orphan Drug Act allows for seven years of exclusive marketing rights to a specific drug for a specific orphan indication. Exclusivity is conferred upon receipt of marketing approval from the FDA. The marketing exclusivity prevents FDA approval during the seven-year period of the “same” drug from another company for the same orphan indication. Two drugs with substantially similar characteristics are considered to be the same, and exclusivity granted to one drug will block approval of the subsequent drug for the same indication. However, one may overcome the exclusivity designation by demonstrating that, despite the similarity of the drugs, a subsequent drug is clinically superior in terms of increased effectiveness and adequate safety, increased safety and adequate effectiveness or represents a major contribution to patient care, and therefore is not barred by the exclusivity. In the course of the FDA’s initial review of our

NDA, the FDA indicated that the indication for Riquent proposed in our NDA may be broader than the indication identified in our orphan drug designation. Accordingly, we were required to pay the filing fee for the NDA for Riquent. However, we subsequently received a refund of the full filing fee under the FDA’s small business regulations. Whether we will be able to take advantage of the benefits afforded by the orphan drug designation will ultimately be determined by the FDA only after further review of our NDA.

Even if we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory obligations and review.

     Following any regulatory approval of our product candidates, we will be subject to continuing regulatory obligations such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. In addition, we, and any third-party manufacturers, will be required to adhere to regulations setting forth current good manufacturing practices. These regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our product candidates. Furthermore, we, and any third-party manufacturers, will be subject to periodic inspection by regulatory authorities. These inspections may result in compliance issues that would require the expenditure of financial or other resources to address. If we, or any third-party manufacturers that we may engage, fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

     We estimate that the number of people who suffer from lupus in the United States and Europe is potentially more than 1,000,000 and those with renal impairment, which Riquent is designed to treat, is approximately 300,000. However, there is limited information available regarding the actual size of these patient populations. In addition, it is uncertain whether the results from previous or future clinical trials of our drug candidates will be observed in broader patient populations, and the number of patients who may benefit from our drug candidates may be significantly smaller than the estimated patient populations. Furthermore, management of patients with renal disease by specialists other than nephrologists and immunologists is likely to reduce our ability to access patients who may benefit from Riquent.

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

     In order to commercialize any drug candidate approved by the FDA or foreign regulatory authorities, we must either develop marketing and sales programs or enter into marketing arrangements with others. If we cannot do either of these successfully, we will not generate meaningful sales of any products that may be approved. If we develop our own marketing and sales capabilities, we will be required to employ a sales force, establish and staff a customer service department, and create or identify distribution channels for our drugs. We will compete with other companies that have experienced and well-funded marketing and sales operations. In addition, if we establish our own sales and distribution capabilities, we may experience delays and expenditures and have difficulty in gaining market acceptance for our drug candidates. We currently have no marketing arrangements with others. There can be no guarantee that, if we desire to, we will be able to enter into any marketing agreements on favorable terms, if at all, or that any such agreements will result in payments to us. If we enter into co-promotion or other marketing and sales arrangements with other companies, any revenues that we may receive will be dependent on the efforts of others. There can be no guarantee that these efforts will be successful.

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

     We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of approximately $242.1 million as of March 31, 2005. If we obtain sufficient additional funding, we expect to incur substantial losses each year for at least the next several years as we conduct additional clinical trials of our drug candidates, seek regulatory approval, and continue our research, clinical development, and manufacturing activities. In addition, assuming we ultimately receive approval from the FDA or foreign regulatory authorities for Riquent or our other drug candidates, we will be required to develop commercial manufacturing capabilities and marketing and sales programs which may result in substantial additional losses. To achieve profitability we must, among other matters, complete the development of our products, obtain all necessary regulatory approvals and establish commercial manufacturing, marketing and sales capabilities. The amount of losses and the time required by us to reach sustained profitability are highly uncertain and we may never achieve profitability. We do not expect to generate revenues from the sale of Riquent, if approved, or our other products, if any, in the near term, and we may never generate product revenues.

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

     Competition from domestic and foreign biotechnology companies, large pharmaceutical companies and other institutions is intense and is expected to increase. A number of companies and institutions are pursuing the development of pharmaceuticals in our targeted areas, many of which are very large, and have financial, technical, sales and distribution and other resources substantially greater than ours. The greater resources of these competitors could enable them to develop competing products more quickly than we are able to, and to market any competing product more quickly or effectively so as to make it extremely difficult for us to develop a share of the market for our products. These competitors also include companies that are conducting clinical trials and pre-clinical studies for the treatment of lupus. Our competitors may develop or obtain regulatory approval for products more rapidly than we do. If, before the FDA approves Riquent, if ever, the FDA were to approve a drug which is significantly similar in structure to Riquent for the same indication that Riquent is designed to treat, and such drug therefore received marketing exclusivity under the Orphan Drug Act, the FDA may be prevented from approving Riquent. Also, the biotechnology and pharmaceutical industries are subject to rapid changes in technology. Our competitors may develop and market technologies and products that are more effective or less costly than those being developed by us, or that would render our technology and proposed products obsolete or noncompetitive.

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

II. Risk Factors Related Specifically To Our Stock

Our stock may be removed from listing on the Nasdaq quotation system and may not qualify for listing on any stock exchange, in which case it may be difficult to maintain a market in our stock.

On April 26, 2005, we received a notice from Nasdaq that our stock price fell below the Nasdaq minimum bid price listing requirement. In accordance with the Nasdaq Marketplace Rules, we have 180 calendar days, or until October 24, 2005, to regain compliance with the minimum bid price. In addition to the minimum bid price standard, Nasdaq has several other continued listing requirements. Failure to regain compliance with the minimum bid price requirement and to maintain compliance with all other Nasdaq requirements will cause our stock to be removed from listing on Nasdaq. If this were to happen, we may not be able to secure listing on other exchanges or quotation systems. If our stock is no longer traded on an exchange or quotation system, it may be difficult for you to sell the shares that you own. This would have a negative effect on the price and liquidity of our stock.

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

     Sales of our common stock in the public market, or the perception that such sales could occur, could result in a drop in the market price of our securities. As of May 2, 2005, there were:

•	Approximately 73,832,584 shares of common stock that have been issued in registered offerings or were otherwise freely tradable in the public markets.

•	Approximately 69,053 shares of common stock eligible for resale in the public market pursuant to SEC Rule 144.

•	9,230,691 shares of common stock that may be issued on the exercise of outstanding stock options granted under our various stock option plans at a weighted average exercise price of $4.11 per share.

•	Approximately 138,914 shares of common stock reserved for future issuance pursuant to awards granted under our equity incentive and employee stock purchase plans, which shares are covered by effective registration statements under the Securities Act of 1933, as amended (the “Securities Act”).

•	Pursuant to a registration statement on Form S-3 filed on December 10, 2002, we registered an aggregate amount of $125,000,000 of our common stock for issuance from time to time. As of May 2, 2005, there was $53,937,500 of our common stock available for future issuance.

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

     Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year beginning in 2004 and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with the annual report on Form 10-K for the fiscal year ended December 31, 2004. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting. We evaluated our internal controls over financial reporting as of December 31, 2004 in order to comply with Section 404 and concluded that our disclosure controls and procedures were effective as of such date. In addition, our independent registered public accounting firm reported on our assertion with respect the effectiveness of our internal controls over financial reporting as of December 31, 2004. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we cannot assure you that we will be able to conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404. If we fail to achieve and maintain a system of effective internal controls, it could have a material adverse effect on our business and stock price.

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

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Amended and Restated Bylaws of the Company (2)

4.1	Rights Agreement dated as of December 3, 1998 between the Company and American Stock Transfer & Trust Company (3)

4.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (4)

4.3	Amendment to Rights Agreement, effective as of July 21, 2001, between the Company and American Stock Transfer & Trust Company (5)

10.1	Stock Option Agreement dated February 4, 1993 entitling Joseph Stemler to purchase 35,000 shares of Common Stock (6)*

10.2	Steven B. Engle Employment Agreement (6)*

10.3	Amendment No. 1 to Steven B. Engle Employment Agreement (7)*

10.4	Amendment No. 2 to Steven B. Engle Employment Agreement (1)*

10.5	Amendment No. 3 to Steven B. Engle Employment Agreement (18)*

10.6	Form of Directors and Officers Indemnification Agreement (6)*

10.7	Form of Employee Invention and Confidential Information Agreement (6)

10.8	Industrial Real Estate Lease (6)

10.9	La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (Amended and Restated as of May 16, 2003) (18)*

10.10	La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (Amended and Restated as of May 21, 2004) (25)*

10.11	Second Amendment to Lease, dated June 30, 1994, by and between the Company and BRE Properties, Inc. (9)

10.12	Third Amendment to Lease, dated January 26, 1995, by and between the Company and BRE Properties, Inc. (10)

10.13	Agreement, dated September 22, 1995, between the Company and Joseph Stemler regarding option vesting (11) *

10.14	Building Lease Agreement, effective November 1, 1996, by and between the Company and WCB II-S BRD Limited Partnership (12)

10.15	Supplement to employment offer letter for Matthew Linnik, Ph.D. (13)*

10.16	Supplement to employment offer letter for William J. Welch (14)*

10.17	Supplement to employment offer letter for Theodora Reilly (14)*

10.18	Supplement to employment offer letter for Paul Jenn, Ph.D. (14)*

10.19	Supplement to employment offer letter for Bruce K. Bennett, Jr. (15)*

10.20	Supplement to employment offer letter for Kenneth R. Heilbrunn (8)*

Exhibit
Number	Description
10.21	Supplement to employment offer letter for Josefina Elchico (26)*

10.22	Master Security Agreement, effective September 6, 2002, between the Company and General Electric Capital Corporation (16)

10.23	Promissory Note, dated as of September 26, 2002, between the Company and General Electric Capital Corporation (16)

10.24	Amendment to Promissory Note, effective as of September 27, 2002, between the Company and General Electric Capital Corporation (16)

10.25	Promissory Note, dated as of December 30, 2002, between the Company and General Electric Capital Corporation (17)

10.26	Promissory Note, dated as of April 23, 2003, between the Company and General Electric Capital Corporation (17)

10.27	Promissory Note, dated as of June 27, 2003, between the Company and General Electric Capital Corporation (18)

10.28	Promissory Note, dated as of September 26, 2003, between the Company and General Electric Capital Corporation (19)

10.29	Promissory Note, dated as of December 18, 2003, between the Company and General Electric Capital Corporation (23)

10.30	Lease Renewal Amendment, dated as of July 1, 2003, between the Company and General Electric Capital Corporation Successor In Interest to Comdisco, Inc. as of February 26, 2002 (19)

10.31	Underwriting Agreement, dated as of August 7, 2003, between the Company and Pacific Growth Equities, LLC (20)

10.32	Underwriting Agreement, dated as of February 19, 2004, between the Company and Pacific Growth Equities, LLC (22)

10.33	Form of Registration Rights Agreement, dated January 2002, between the Company and the initial purchasers (21)

10.34	Form of Stock Purchase Agreement, dated January 2002, between the Company and the initial purchasers (21)

10.35	Form of Registration Rights Agreement, dated February 5, 2001, between the Company and the initial purchasers (19)

10.36	Form of Stock Purchase Agreement, dated February 5, 2001, between the Company and the initial purchasers (19)

10.37	Form of Registration Rights Agreement, dated July 19, 2000, between the Company and the initial purchasers (19)

10.38	Form of Stock Purchase Agreement, dated July 19, 2000, between the Company and the initial purchasers (19)

10.39	Form of Registration Rights Agreement, dated February 10, 2000, between the Company and the initial purchasers (19)

10.40	Form of Stock Purchase Agreement, dated February 10, 2000, between the Company and the initial purchasers (19)

10.41	Supplement to employment offer letter for Gail A. Sloan (24)*

10.42	Promissory Note, dated as March 31, 2004, between the Company and General Electric Capital Corporation (24)

10.43	Promissory Note, dated as June 25, 2004, between the Company and General Electric Capital Corporation (25)

10.44	Fourth Amendment to Lease, dated July 8, 2004, by and between the Company and EOP-Industrial Portfolio, LLC (25)

10.45	First Amendment to Lease, dated May 4, 2001, by and between the Company and Spieker Properties, L.P. (25)

Exhibit
Number	Description
10.46	Second Amendment to Lease, dated July 8, 2004, by and between the Company and EOP-Industrial Portfolio, LLC (25)

10.47	La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (25)*

10.48	Form of option grant under the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (28)*

10.49	Promissory Note, dated as of September 28, 2004, by and between the Company and General Electric Capital Corporation (26)

10.50	Underwriting Agreement, dated January 28, 2005, by and between the Company and Pacific Growth Equities, LLC (27)

10.51	Retention Agreement, by and between La Jolla Pharmaceutical Company and Steven B. Engle, dated April 19, 2005 (29)*

10.52	Retention Agreement, by and between La Jolla Pharmaceutical Company and Matthew D. Linnik, Ph.D., dated April 19, 2005 (29)*

10.53	Retention Agreement, by and between La Jolla Pharmaceutical Company and Bruce K. Bennett, dated April 19, 2005 (29)*

10.54	Retention Agreement, by and between La Jolla Pharmaceutical Company and Josefina T. Elchico, dated April 19, 2005 (29)*

10.55	Retention Agreement, by and between La Jolla Pharmaceutical Company and Paul C. Jenn, Ph.D., dated April 19, 2005 (29)*

10.56	Retention Agreement, by and between La Jolla Pharmaceutical Company and Theodora Reilly, dated April 19, 2005 (29)*

10.57	Retention Agreement, by and between La Jolla Pharmaceutical Company and Gail A. Sloan, dated April 19, 2005 (29)*

10.58	Retention Agreement, by and between La Jolla Pharmaceutical Company and William J. Welch, dated April 19, 2005 (29)*

10.59	Retention Agreement, by and between La Jolla Pharmaceutical Company and Andrew Wiseman, Ph.D, dated April 19, 2005 (29)*

10.60	Annual Base Salary for the Company’s Named Executive Officers effective as of April 4, 2005*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein.

(2)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(3)	Previously filed with the Company’s Registration Statement on Form 8-A (No. 000-24274) as filed with the Securities and Exchange Commission on December 4, 1998.

(4)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein.

(5)	Previously filed with the Company’s report on Form 8-K filed on January 26, 2001 and incorporated by reference herein. The changes effected by the Amendment are also reflected in the Amendment to Application for Registration on Form 8-A/A filed on January 26, 2001.

(6)	Previously filed with the Company’s Registration Statement on Form S-1 (No. 33-76480) filed on March 16, 1994.

(7)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30,

1997 and incorporated by reference herein.

(8)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 and incorporated by reference herein.

(9)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1994 and incorporated by reference herein.

(10)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1995 and incorporated by reference herein.

(11)	Previously filed with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated by reference herein.

(12)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1996 and incorporated by reference herein.

(13)	Previously filed with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference herein.

(14)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated by reference herein.

(15)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.

(16)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated by reference herein.

(17)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated by reference herein.

(18)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein.

(19)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated by reference herein.

(20)	Previously filed with the Company’s Current Report on Form 8-K filed August 12, 2003 and incorporated by reference herein.

(21)	Previously filed with the Company’s Current Report on Form 8-K filed January 16, 2002 and incorporated by reference herein.

(22)	Previously filed with the Company’s Current Report on Form 8-K filed February 20, 2004 and incorporated by reference herein.

(23)	Previously filed with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference herein.

(24)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated by reference herein.

(25)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004 and incorporated by reference herein.

(26)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004 and incorporated by reference herein.

(27)	Previously filed with the Company’s Current Report on Form 8-K filed January 28, 2005 and incorporated by reference herein.

(28)	Previously filed with the Company’s annual report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.

(29)	Previously filed with the Company’s Current Report on Form 8-K filed April 22, 2005 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company

Date: May 6, 2005	/s/ Steven B. Engle

Steven B. Engle
Chairman and Chief Executive Officer
(On behalf of the Registrant)

/s/ Gail A. Sloan

Gail A. Sloan
Vice President of Finance and Secretary
(As Principal Financial and Accounting Officer)

LA JOLLA PHARMACEUTICAL COMPANY

INDEX TO EXHIBITS

Exhibit
Number	Description
10.60	Annual Base Salary for the Company’s Named Executive Officers effective as of April 4, 2005

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002