Form 10-Q
period 2005-06-30
LA JOLLA PHARMACEUTICAL CO
filed 2005-08-09
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2005
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at July 29, 2005 was 74,039,336.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements — Unaudited

Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	1

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004	2

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004	3

Notes to Condensed Consolidated Financial Statements	4

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	11

ITEM 4. Controls and Procedures	11

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders	12

ITEM 5. Other Information	12

ITEM 6. Exhibits	13

SIGNATURES	17
EXHIBIT 10.60
EXHIBIT 10.61
EXHIBIT 10.62
EXHIBIT 10.63
EXHIBIT 10.64
EXHIBIT 10.65
EXHIBIT 10.66
EXHIBIT 10.67
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS — UNAUDITED
LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$3,976	$2,861
Short-term investments	17,816	20,204
Other current assets	925	783

Total current assets	22,717	23,848

Property and equipment, net	4,992	6,059
Patent costs and other assets, net	3,247	3,119

Total assets	$30,956	$33,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$647	$1,455
Accrued clinical/regulatory expenses	368	647
Accrued expenses	1,031	2,061
Accrued payroll and related expenses	782	1,210
Accrued restructuring expenses	378	—
Current portion of obligations under capital leases	—	14
Current portion of obligations under notes payable	793	922

Total current liabilities	3,999	6,309

Noncurrent portion of obligations under notes payable	335	716

Commitments:

Stockholders’ equity:
Common stock	740	615
Additional paid-in capital	274,227	258,358
Other comprehensive loss	—	(23)
Accumulated deficit	(248,345)	(232,949)

Total stockholders’ equity	26,622	26,001

Total liabilities and stockholders’ equity	$30,956	$33,026

Note: The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States.
See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Expenses:
Research and development	$5,182	$6,811	$12,530	$13,612
General and administrative	1,235	1,654	3,143	3,172

Total expenses	6,417	8,465	15,673	16,784

Loss from operations	(6,417)	(8,465)	(15,673)	(16,784)
Interest income, net	163	97	277	41

Net loss	$(6,254)	$(8,368)	$(15,396)	$(16,743)

Basic and diluted net loss per share	$(.08)	$(.14)	$(.21)	$(.29)

Shares used in computing basic and diluted net loss per share	73,905	61,213	71,667	58,035

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2005	2004
Operating activities:
Net loss	$(15,396)	$(16,743)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,070	996
Loss on write-off/disposal of patents and property and equipment	154	59
Stock compensation expense	3	114
Accretion of interest income	(25)	(53)
Change in operating assets and liabilities:
Other current assets	(142)	(665)
Accounts payable and accrued expenses	(1,838)	890
Accrued clinical/regulatory expenses	(279)	(271)
Accrued payroll and related expenses	(428)	(717)
Accrued restructuring expenses	378	—

Net cash used for operating activities	(16,503)	(16,390)

Investing activities:
Purchases of short-term investments	(23,800)	(34,865)
Sales of short-term investments	26,236	23,020
Additions to property and equipment	(99)	(761)
Increase in patent costs and other assets	(186)	(310)

Net cash provided by (used for) investing activities	2,151	(12,916)

Financing activities:
Net proceeds from issuance of common stock	15,991	29,640
Payments on obligations under capital leases	(14)	(52)
Proceeds from issuance of notes payable	—	321
Payments on notes payable	(510)	(424)

Net cash provided by financing activities	15,467	29,485

Net increase in cash and cash equivalents	1,115	179
Cash and cash equivalents at beginning of period	2,861	4,021

Cash and cash equivalents at end of period	$3,976	$4,200

Supplemental disclosure of cash flow information:
Interest paid	$66	$97

Supplemental schedule of noncash investing and financing activities:
Net unrealized gains (losses) on available-for-sale investments	$23	$(12)

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2005
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of La Jolla Pharmaceutical Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the restructuring accrual – see Note 4 for further details) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2005. For more complete financial information, these consolidated financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
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
Pro forma information regarding net loss and net loss per share is required by SFAS No. 123. SFAS No. 123 requires that the information be determined as if the Company has accounted for awards granted under its employee stock plans after December 31, 1994 under the fair value method prescribed by SFAS No. 123. The fair value of the options granted was estimated at the date of grant using a Black-Scholes option pricing model.
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

For purposes of pro forma disclosures, the estimated fair value of options is expensed over the options’ vesting period. The Company’s pro forma information is set forth below (in thousands, except for net loss per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss as reported	$(6,254)	$(8,368)	$(15,396)	$(16,743)
Less: Stock-based compensation expense determined under fair value based method for all awards	$(816)	$(1,774)	$(2,211)	$(3,450)

Pro forma net loss	$(7,070)	$(10,142)	$(17,607)	$(20,193)

Basic and diluted net loss per share as reported	$(0.08)	$(0.14)	$(0.21)	$(0.29)

Pro forma basic and diluted net loss per share	$(0.10)	$(0.17)	$(0.25)	$(0.35)

The effects of applying SFAS No. 123 for either recognizing compensation expense or providing pro forma disclosures may not be representative of the effects on reported net loss for future periods.
Options or stock awards issued to non-employees (other than non-employee directors) have been determined in accordance with SFAS No. 123 and Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Options granted to non-employees (other than non-employee directors) are periodically remeasured as the options vest.
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
Comprehensive Loss
In accordance with SFAS No. 130, Reporting Comprehensive Income (Loss), unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). The Company’s comprehensive net loss totaled $6,254,000 and $8,412,000 for the three-month periods and $15,373,000 and $16,755,000 for the six-month periods ended June 30, 2005 and 2004, respectively.
3. Recently Issued Accounting Standards
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees (including non-employee directors), including grants of employee and non-employee director stock options, to be recognized in the income statement based on their fair values and requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. Pro forma disclosure is no longer an alternative. On April 14, 2005, the United States Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R will be effective for the first annual period beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R on January 1, 2006. The impact of adoption of SFAS

No. 123R cannot be predicted at this time because it will depend on the amounts of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R for the period ended June 30, 2005, the net loss would have been increased by approximately $0.8 million and $2.2 million for the three-month and six-month periods ended June 30, 2005, respectively. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.
4. Restructuring Charges
In March 2005, the Company restructured its operations in order to reduce costs. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as of June 30, 2005, the Company recorded total restructuring charges of approximately $1.5 million in connection with the termination of 60 employees (approximately $1.2 million), the impairment of certain long-term assets (approximately $0.1 million), and retention payments for key executives (approximately $0.2 million). This action followed an announcement by the Company that, based on the outcome of a meeting with the United States Food and Drug Administration (the “FDA”), the Company’s lead drug candidate, Riquent®, is unlikely to receive accelerated approval under the FDA’s Subpart H regulation.
Approximately $1.0 million of the total restructuring charges was included in research and development expense and approximately $0.5 million was included in general and administrative expense. The Company recorded approximately $0.2 million in restructuring charges in the second quarter of 2005, consisting of retention payments for key executives, which were paid in July 2005.
As of June 30, 2005, the Company had paid approximately $1.0 million of the $1.4 million cash restructuring charges (consisting of approximately $1.2 million in severance and related costs and $0.2 million in retention payments for key executives). All cash payments in the second quarter were for severance and related charges. The remaining $0.2 million in cash restructuring charges for severance and related charges is expected to be paid by September 2005 and the remaining $0.2 million in cash restructuring charges related to retention payments was paid in July 2005. The non-cash charge of $0.1 million for write-downs of impaired assets as a result of the restructuring was included in research and development expense in the first quarter of 2005.
5. Changes in Securities
In February 2005, the Company sold 12,250,000 shares of its common stock in a public offering for net proceeds of approximately $15.8 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. Although we are seeking additional funds from the sale of securities or a collaborative partner to support the development of Riquent® (abetimus sodium) and our small molecule inflammation program, we cannot guarantee that we will be successful in obtaining any additional funds or establishing any collaborative agreements or that the terms of any potential agreements will be on favorable terms or result in the payment of significant funds to us. The analyses of clinical results of Riquent, previously known as LJP 394, our drug candidate for the treatment of systemic lupus erythematosus (“lupus”) and any other drug candidate that we may develop, including the results of any trials that are ongoing or that we may initiate in the future, could result in a finding that these drug candidates are not effective in large patient populations, do not provide a meaningful clinical benefit, or may reveal a potential safety issue requiring us to develop new candidates. The analysis of the data from our Phase 3 trial of Riquent showed that the trial did not reach statistical significance with respect to its primary endpoint, time to renal flare, or with respect to the secondary endpoint, time to treatment with high-dose corticosteroids or cyclophosphamide. The results from our clinical trials of Riquent, including the results of any trials that are ongoing or that we may initiate in the future, may not ultimately be sufficient to obtain regulatory clearance to market Riquent either in the United States or Europe, and we may be required to conduct additional clinical studies to demonstrate the safety and efficacy of Riquent in order to obtain marketing approval. There can be no assurance, however, that we will have the necessary resources to complete any current or future trials or that any such trials will sufficiently demonstrate the safety and efficacy of Riquent. Our blood test to measure the binding affinity for Riquent is experimental, has not been validated by independent laboratories, and will likely be reviewed as part of the Riquent approval process. Our other potential drug candidates are at earlier stages of development and involve comparable risks. Analysis of our clinical trials could have negative or inconclusive results. Any positive results observed to date may not be indicative of future results. In any event, regulatory authorities may require clinical trials in addition to our current clinical trial, or may not approve our drugs. Our ability to develop and sell our products in the future may also be adversely affected by the intellectual property rights of third parties. Additional risk factors include the uncertainty and timing of: our clear need for additional financing or a collaborative agreement; obtaining required regulatory approvals, including delays associated with any approvals that we may obtain; our ability to pass all necessary FDA inspections; the increase in capacity of our manufacturing capabilities for possible commercialization; successfully marketing and selling our products; our lack of manufacturing, marketing and sales experience; our ability to make use of the orphan drug designation for Riquent; generating future revenue from product sales or other sources such as collaborative relationships; future profitability; and our dependence on patents and other proprietary rights. Readers are cautioned to not place undue reliance upon forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described in this report, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and in other reports and registration statements that we file with the Securities and Exchange Commission from time to time.
Developments in 2005
     On February 2, 2005, we announced that we had completed a public offering of 12,250,000 shares of our common stock. The net proceeds to us, after offsetting costs, were approximately $15.8 million.
     On March 14, 2005, we announced that, based on the outcome of a meeting with the FDA, our treatment for lupus renal disease, Riquent, is unlikely to receive accelerated approval under the FDA’s Subpart H regulation. We currently plan to continue the ongoing clinical benefit trial and expect to continue discussions with the FDA about ways to enhance the trial, including, as previously announced, the addition of a higher dose to the study.
     On March 29, 2005, we announced that we were implementing a restructuring plan to reduce our costs. The restructuring plan included a workforce reduction of 60 employees, leaving a current post-restructuring workforce of 87 employees. Under the plan, we are continuing our ongoing clinical benefit trial of Riquent without any significant additional patient enrollment or site expansion and are continuing our small molecule inflammation program. We also are continuing activities that would allow a filing of a Marketing Authorization Application in Europe. The termination benefits, primarily severance costs, were approximately $1.5 million, of which approximately $1.3 million was recorded in the first quarter and the remainder of which was recorded in the second quarter.
     On April 28, 2005, we announced that we had received a notice from the Nasdaq Stock Market indicating that we were not in compliance with Nasdaq Marketplace Rule 4450(a)(5) (the “Minimum Bid Price Rule”) because, as of the date of the notice, the bid price of our common stock had closed below the minimum $1.00 per share for 30 consecutive business days. In accordance with the Nasdaq Marketplace Rules, we have 180 calendar days, or until October 24, 2005, to regain compliance with the Minimum Bid Price Rule.
     On May 31, 2005, we announced that we had received “fast track” designation for Riquent for the treatment of lupus renal disease from the FDA. The FDA’s fast track program is designed to facilitate the development and to expedite the review of new drugs that are intended to treat serious or life threatening conditions and that demonstrate the potential to address an unmet medical need.
Overview
     In light of the outcome of a meeting with the FDA in March 2005, at which we learned that it is unlikely that we would receive accelerated approval for Riquent under the FDA’s Subpart H regulation, we will need to successfully complete the ongoing clinical benefit study of Riquent, which we commenced in August 2004, prior to FDA approval. We expect that the ongoing clinical benefit trial will involve approximately 500 to 600 patients, may cost at least $60 million, and will take several years to complete. If we do not receive funding from the sale of securities or a collaborative partner or obtain other financing in the near future, we will not have sufficient resources to complete the ongoing clinical benefit trial. For additional information about our current financial resources, please refer to the discussion below under the heading “Liquidity and Capital Resources.”
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
     We expect our net loss to fluctuate from quarter to quarter as a result of the timing of expenses incurred and the revenues earned from any potential collaborative arrangements we may establish. Some of these fluctuations may be significant. As of June 30, 2005, our accumulated deficit was approximately $248.3 million.
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
Results of Operations
     For the three months ended June 30, 2005, research and development expenses decreased to $5.2 million from $6.8 million for the same period in 2004. The decrease was primarily due to the cost savings related to the termination of 44 research and development personnel in connection with the March 2005 restructuring. In addition, there was a decrease in expenses related to the purchase of raw materials for the production of Riquent. These decreases were partially offset by an increase in expenses associated with the clinical benefit trial of Riquent, which was initiated in August 2004. For the six months ended June 30, 2005, research and development expenses decreased to $12.5 million from $13.6 million for the same period in 2004 primarily due to a decrease in expenses related to the purchase of raw materials as noted above, partially offset by the cost of termination benefits, mainly severance, of approximately $1.0 million in connection with the March 2005 restructuring and an increase in expenses associated with the clinical benefit trial of Riquent.
     Research and development expense of $5.2 million for the three months ended June 30, 2005 consisted of $4.2 million for lupus research and development related expense, and $1.0 million for other research and development related expense. There were no expenses related to thrombosis research and development in the second quarter. Research and development expense of $12.5 million for the six months ended June 30, 2005 consisted of $10.5 million for lupus research and development related expense, $0.5 million for thrombosis research and development related expense, and $1.5 million for other research and development related expense. For the three and six months ended June 30, 2005, total lupus research and development expense consisted primarily of salaries, severance and other costs related to research, manufacturing and clinical personnel, costs related to the clinical studies of Riquent, and consulting and professional outside services. Total thrombosis related research and development expense consisted primarily of salaries and severance for research and development personnel. Total other research and development expense consisted primarily of salaries for research and development personnel, research supplies, rent and lease expense, and consulting and professional outside services.
     Our research and development expense may increase significantly in the future if we obtain additional funding. For example, we have initiated a clinical trial of Riquent that the FDA has indicated appears to satisfy the requirement that we conduct an additional randomized, double-blind study. This study is expected to involve approximately 500 to 600 patients, may cost at least $60 million, and will take several years to complete. Additionally, our research and development expenses may increase significantly if we initiate any additional clinical studies of Riquent or if we increase our activities related to the development of additional drug candidates.
     For the three months ended June 30, 2005, general and administrative expense decreased to $1.2 million from $1.7 million for the same period in 2004. The decrease was primarily due to a decrease in consulting fees for pre-marketing and other general corporate activities. General and administrative expenses decreased to $3.1 million for the six months ended June 30, 2005 from $3.2 million for the same period in 2004. This decrease was primarily due to the decrease noted above, partially offset by the cost of termination benefits, mainly severance, of approximately $0.5 million, in connection with the termination of 16 general and administrative personnel. If we obtain additional funding, general and administrative expense may increase in the future to support clinical trials and possible increases in manufacturing and research and development activities.
     Interest income, net increased to $0.2 million for the three months ended June 30, 2005 from $0.1 million for the same period in 2004 due to higher average interest rates. Interest income, net increased to $0.3 million for the six months ended June 30, 2005 from $0.1 million for the same period in 2004 due to realized losses on the sale of investments recognized in the first quarter of 2004 and higher average interest rates.
Liquidity and Capital Resources
     From inception through June 30, 2005, we have incurred a cumulative net loss of approximately $248.3 million and have financed our operations through private and public offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through June 30, 2005, we have raised approximately $274.1 million in net proceeds from sales of equity securities.
     At June 30, 2005, we had $21.8 million in cash, cash equivalents and short-term investments, as compared to $23.1 million at December 31, 2004. Our working capital at June 30, 2005 was $18.7 million, as compared to $17.5 million at December 31, 2004. The decrease in cash, cash equivalents and short-term investments resulted from the use of our financial resources to fund our clinical and manufacturing activities, research and development efforts and for other general corporate purposes, partially offset by the net proceeds of $15.8 million we received from the sale of 12,250,000 shares of our common stock in February 2005. We invest our cash in United States government-backed securities, money market funds and debt instruments of financial institutions and corporations with strong credit ratings. As of June 30, 2005, we classified all of our investments as available-for-sale securities because we expect to sell them in order to support our current operations regardless of their maturity dates. As of June 30, 2005, available-for-sale securities and cash equivalents of $3.6 million have stated maturity dates of one year or less and $17.0 million have maturity dates after one year. See “Quantitative and Qualitative Disclosures About Market Risk,” below.
     As of June 30, 2005, we had acquired an aggregate of $14.9 million in property and equipment, of which approximately $3.5 million of equipment is financed under notes payable obligations. In addition, we lease our office and laboratory facilities and certain equipment under operating leases. In 2003, we entered into a $1.4 million purchase commitment with a potential third party manufacturer of materials for Riquent. The purpose of the agreement was to qualify the manufacturer as a manufacturer that we could use in the commercial production of Riquent if we obtained regulatory approval. As a result of our recent announcement that, based on the outcome of a meeting with the FDA, Riquent is unlikely to receive accelerated approval under the FDA’s Subpart H regulation, we believe that we have adequate capacity to meet our near term manufacturing requirements and that the third party manufacturing capacity is not currently required. Accordingly, the table below only includes the purchase commitment cancellation fee of $0.4 million. We have also entered into non-cancelable purchase commitments for an aggregate of $0.1 million with third-party manufacturers of materials to be used in the production of Riquent for our ongoing clinical benefit trial and for other purposes. We intend to use our current financial resources to fund our obligations under these purchase commitments. In the future, we may increase our investments in property and equipment if we obtain additional funding and expand our research and development and manufacturing facilities and capabilities.
     The following table summarizes our contractual obligations at June 30, 2005. Long-term debt obligations include interest.

		Payment due by period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt Obligations	$1,204	$853	$351	$—	$—
Operating Lease Obligations	3,411	849	2,491	71	—
Purchase Obligations	627	627	—	—	—
Total	$5,242	$2,329	$2,842	$71	$—
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
     In March 2005, we implemented a restructuring plan that included a reduction in our workforce of 60 employees and the cessation of enrollment and site expansion for our ongoing clinical benefit trial of Riquent. We anticipate that our existing cash, cash investments, and interest earned thereon, will be sufficient to fund our operations as currently planned into the first quarter of 2006. This projection is based on the assumption that we do not obtain Subpart H approval, that we do not raise any additional funds, either through the sale of additional securities or a collaborative agreement with a corporate partner, that we do not engage in any significant commercialization activities, and that we entirely exhaust our cash resources. If we do not secure additional funds in the near future, we may sell or license our assets, merge with another entity, elect to take one or more significant cost reducing measures, including significantly reducing our workforce, halting the ongoing clinical benefit trial of Riquent, reducing the expenses associated with our small molecule development program, or, if necessary, seek protection under relevant bankruptcy laws.
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
     Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2005. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Stockholders was held on May 19, 2005. All of the directors nominated for election by our board of directors, as set forth in our proxy statement, were elected as follows:

Director Nominee	Term	Votes in Favor	Votes Withheld
Robert A. Fildes	Three years	64,495,616	1,785,057
Craig R. Smith	Two years	64,389,569	1,891,104
     In addition, Thomas H. Adams, Steven B. Engle and Stephen M. Martin continued to serve on our board of directors after the Annual Meeting. All of our proposals, as set forth in our proxy statement, were approved as follows:

				Broker
Proposal Description	Votes in Favor	Votes Against	Abstaining	Non-Votes
Amendment to the La Jolla Pharmaceutical Company Certificate of Incorporation to increase by 75,000,000 the number of shares of common stock authorized for issuance	59,079,548	4,349,414	2,851,711	—

Amendment to the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan to increase by 2,800,000 the number of shares of common stock available under the plan	19,261,059	5,287,415	2,864,448	38,867,751

Amendment to the La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan to increase by 700,000 the number of shares of common stock available under the plan	20,667,002	3,860,257	2,885,663	38,867,751

Ratification of the appointment of Ernst & Young LLP as our independent auditor for the fiscal year ending December 31, 2005	62,950,507	463,263	2,866,902	—

ITEM 5. OTHER INFORMATION
     On August 9, 2005, the Company entered into letter agreements with certain officers to clarify the operation of the Company’s Retention Agreements, dated April 19, 2005. Copies of the letter agreements are attached as exhibits to this quarterly report.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company (30)

3.3	Amended and Restated Bylaws of the Company (2)

4.1	Rights Agreement dated as of December 3, 1998 between the Company and American Stock Transfer & Trust Company (3)

4.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (4)

4.3	Amendment to Rights Agreement, effective as of July 21, 2000, between the Company and American Stock Transfer & Trust Company (5)

10.1	Stock Option Agreement dated February 4, 1993 entitling Joseph Stemler to purchase 35,000 shares of Common Stock (6)*

10.2	Steven B. Engle Employment Agreement (6)*

10.3	Amendment No. 1 to Steven B. Engle Employment Agreement (7)*

10.4	Amendment No. 2 to Steven B. Engle Employment Agreement (13)*

10.5	Amendment No. 3 to Steven B. Engle Employment Agreement (18)*

10.6	Form of Directors and Officers Indemnification Agreement (6)*

10.7	Form of Employee Invention and Confidential Information Agreement (6)

10.8	Industrial Real Estate Lease (6)

10.9	La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (Amended and Restated as of May 16, 2003) (18)*

10.10	La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (Amended and Restated as of May 19, 2005) (30)*

10.11	Second Amendment to Lease, dated June 30, 1994, by and between the Company and BRE Properties, Inc. (9)

10.12	Third Amendment to Lease, dated January 26, 1995, by and between the Company and BRE Properties, Inc. (10)

10.13	Agreement, dated September 22, 1995, between the Company and Joseph Stemler regarding option vesting (11) *

10.14	Building Lease Agreement, effective November 1, 1996, by and between the Company and WCB II-S BRD Limited Partnership (12)

10.15	Supplement to employment offer letter for Matthew Linnik, Ph.D. (13)*

10.16	Supplement to employment offer letter for William J. Welch (14)*

10.17	Supplement to employment offer letter for Theodora Reilly (14)*

10.18	Supplement to employment offer letter for Paul Jenn, Ph.D. (14)*

10.19	Supplement to employment offer letter for Bruce K. Bennett, Jr. (15)*

10.20	Supplement to employment offer letter for Kenneth R. Heilbrunn (8)*

10.21	Supplement to employment offer letter for Josefina Elchico (26)*

10.22	Master Security Agreement, effective September 6, 2002, between the Company and General Electric Capital Corporation (16)

10.23	Promissory Note, dated as of September 26, 2002, between the Company and General Electric Capital Corporation (16)

Exhibit
Number	Description
10.24	Amendment to Promissory Note, effective as of September 27, 2002, between the Company and General Electric Capital Corporation (16)

10.25	Promissory Note, dated as of December 30, 2002, between the Company and General Electric Capital Corporation (17)

10.26	Promissory Note, dated as of April 23, 2003, between the Company and General Electric Capital Corporation (17)

10.27	Promissory Note, dated as of June 27, 2003, between the Company and General Electric Capital Corporation (18)

10.28	Promissory Note, dated as of September 26, 2003, between the Company and General Electric Capital Corporation (19)

10.29	Promissory Note, dated as of December 18, 2003, between the Company and General Electric Capital Corporation (23)

10.30	Lease Renewal Amendment, dated as of July 1, 2003, between the Company and General Electric Capital Corporation Successor In Interest to Comdisco, Inc. as of February 26, 2002 (19)

10.31	Underwriting Agreement, dated as of August 7, 2003, between the Company and Pacific Growth Equities, LLC (20)

10.32	Underwriting Agreement, dated as of February 19, 2004, between the Company and Pacific Growth Equities, LLC (22)

10.33	Form of Registration Rights Agreement, dated January 2002, between the Company and the initial purchasers (21)

10.34	Form of Stock Purchase Agreement, dated January 2002, between the Company and the initial purchasers (21)

10.35	Form of Registration Rights Agreement, dated February 5, 2001, between the Company and the initial purchasers (19)

10.36	Form of Stock Purchase Agreement, dated February 5, 2001, between the Company and the initial purchasers (19)

10.37	Form of Registration Rights Agreement, dated July 19, 2000, between the Company and the initial purchasers (19)

10.38	Form of Stock Purchase Agreement, dated July 19, 2000, between the Company and the initial purchasers (19)

10.39	Form of Registration Rights Agreement, dated February 10, 2000, between the Company and the initial purchasers (19)

10.40	Form of Stock Purchase Agreement, dated February 10, 2000, between the Company and the initial purchasers (19)

10.41	Supplement to employment offer letter for Gail A. Sloan (24)*

10.42	Promissory Note, dated as March 31, 2004, between the Company and General Electric Capital Corporation (24)

10.43	Promissory Note, dated as June 25, 2004, between the Company and General Electric Capital Corporation (25)

10.44	Fourth Amendment to Lease, dated July 8, 2004, by and between the Company and EOP-Industrial Portfolio, LLC (25)

10.45	First Amendment to Lease, dated May 4, 2001, by and between the Company and Spieker Properties, L.P. (25)

10.46	Second Amendment to Lease, dated July 8, 2004, by and between the Company and EOP-Industrial Portfolio, LLC (25)

10.47	La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (Amended and Restated as of May 19, 2005) (30)*

10.48	Form of option grant under the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (28)*

Exhibit
Number	Description
10.49	Promissory Note, dated as of September 28, 2004, by and between the Company and General Electric Capital Corporation (26)

10.50	Underwriting Agreement, dated January 28, 2005, by and between the Company and Pacific Growth Equities, LLC (27)

10.51	Retention Agreement, by and between La Jolla Pharmaceutical Company and Steven B. Engle, dated April 19, 2005 (29)*

10.52	Retention Agreement, by and between La Jolla Pharmaceutical Company and Matthew D. Linnik, Ph.D., dated April 19, 2005 (29)*

10.53	Retention Agreement, by and between La Jolla Pharmaceutical Company and Bruce K. Bennett, dated April 19, 2005 (29)*

10.54	Retention Agreement, by and between La Jolla Pharmaceutical Company and Josefina T. Elchico, dated April 19, 2005 (29)*

10.55	Retention Agreement, by and between La Jolla Pharmaceutical Company and Paul C. Jenn, Ph.D., dated April 19, 2005 (29)*

10.56	Retention Agreement, by and between La Jolla Pharmaceutical Company and Theodora Reilly, dated April 19, 2005 (29)*

10.57	Retention Agreement, by and between La Jolla Pharmaceutical Company and Gail A. Sloan, dated April 19, 2005 (29)*

10.58	Retention Agreement, by and between La Jolla Pharmaceutical Company and William J. Welch, dated April 19, 2005 (29)*

10.59	Retention Agreement, by and between La Jolla Pharmaceutical Company and Andrew Wiseman, Ph.D., dated April 19, 2005 (29)*

10.60	Letter Agreement, by and between La Jolla Pharmaceutical Company and Steven B. Engle, dated August 9, 2005*

10.61	Letter Agreement, by and between La Jolla Pharmaceutical Company and Matthew D. Linnik, Ph.D., dated August 9, 2005*

10.62	Letter Agreement, by and between La Jolla Pharmaceutical Company and Bruce K. Bennett, dated August 9, 2005*

10.63	Letter Agreement, by and between La Jolla Pharmaceutical Company and Josefina T. Elchico, dated August 9, 2005*

10.64	Letter Agreement, by and between La Jolla Pharmaceutical Company and Paul C. Jenn, Ph.D., dated August 9, 2005*

10.65	Letter Agreement, by and between La Jolla Pharmaceutical Company and Theodora Reilly, dated August 9, 2005*

10.66	Letter Agreement, by and between La Jolla Pharmaceutical Company and Gail A. Sloan, dated August 9, 2005*

10.67	Letter Agreement, by and between La Jolla Pharmaceutical Company and Andrew Wiseman, Ph.D., dated August 9, 2005*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1999 and incorporated by reference herein.

(2)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(3)	Previously filed with the Company’s Registration Statement on Form 8-A (No. 000-24274) as filed with the Securities and Exchange Commission on December 4, 1998.

(4)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein.

(5)	Previously filed with the Company’s report on Form 8-K filed on January 26, 2001 and incorporated by reference herein. The changes effected by the Amendment are also reflected in the Amendment to Application for Registration on Form 8-A/A filed on January 26, 2001.

(6)	Previously filed with the Company’s Registration Statement on Form S-1 (No. 33-76480) as declared effective by the Securities and Exchange Commission on June 3, 1994.

(7)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1997 and incorporated by reference herein.

(8)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 and incorporated by reference herein.

(9)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1994 and incorporated by reference herein.

(10)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1995 and incorporated by reference herein.

(11)	Previously filed with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated by reference herein.
(12)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1996 and incorporated by reference herein.

(13)	Previously filed with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference herein.

(14)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated by reference herein.

(15)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.

(16)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated by reference herein.

(17)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated by reference herein.

(18)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein.

(19)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated by reference herein.

(20)	Previously filed with the Company’s Current Report on Form 8-K filed August 12, 2003 and incorporated by reference herein.

(21)	Previously filed with the Company’s Current Report on Form 8-K filed January 16, 2002 and incorporated by reference herein.

(22)	Previously filed with the Company’s Current Report on Form 8-K filed February 20, 2004 and incorporated by reference herein.

(23)	Previously filed with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference herein.

(24)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated by reference herein.

(25)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004 and incorporated by reference herein.

(26)	Previously filed with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004 and incorporated by reference herein.

(27)	Previously filed with the Company’s Current Report on Form 8-K filed January 28, 2005 and incorporated by reference herein.

(28)	Previously filed with the Company’s annual report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.

(29)	Previously filed with the Company’s Current Report on Form 8-K filed April 22, 2005 and incorporated by reference herein.

(30)	Previously filed with the Company’s Current Report on Form 8-K filed May 20, 2005 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company

Date: August 9, 2005	/s/ Steven B. Engle

Steven B. Engle
Chairman and Chief Executive Officer
(On behalf of the Registrant)

/s/ Gail A. Sloan

Gail A. Sloan
Vice President of Finance and Secretary
(As Principal Financial and Accounting Officer)

LA JOLLA PHARMACEUTICAL COMPANY
INDEX TO EXHIBITS

Exhibit
Number	Description
10.60	Letter Agreement, by and between La Jolla Pharmaceutical Company and Steven B. Engle, dated August 9, 2005*

10.61	Letter Agreement, by and between La Jolla Pharmaceutical Company and Matthew D. Linnik, Ph.D., dated August 9, 2005*

10.62	Letter Agreement, by and between La Jolla Pharmaceutical Company and Bruce K. Bennett, dated August 9, 2005*

10.63	Letter Agreement, by and between La Jolla Pharmaceutical Company and Josefina T. Elchico, dated August 9, 2005*

10.64	Letter Agreement, by and between La Jolla Pharmaceutical Company and Paul C. Jenn, Ph.D., dated August 9, 2005*

10.65	Letter Agreement, by and between La Jolla Pharmaceutical Company and Theodora Reilly, dated August 9, 2005*

10.66	Letter Agreement, by and between La Jolla Pharmaceutical Company and Gail A. Sloan, dated August 9, 2005*

10.67	Letter Agreement, by and between La Jolla Pharmaceutical Company and Andrew Wiseman, Ph.D., dated August 9, 2005*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002