Form 10-K
period 2005-12-31
LA JOLLA PHARMACEUTICAL CO
filed 2006-03-13
CIK 920465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended          DECEMBER 31, 2005
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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2005 (the last trading day of the second fiscal quarter) was $59,231,456, based on a closing price of $4.00 on the Nasdaq stock market on such date. The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at March 7, 2006 was 32,534,525.
DOCUMENTS INCORPORATED BY REFERENCE
     Part II, Item 5 and Part III of this report incorporate information by reference from the registrant’s proxy statement for its annual meeting of stockholders to be held on May 18, 2006, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2005.

FORWARD-LOOKING STATEMENTS
     The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. The analyses of clinical results of Riquent®, previously known as LJP 394, our drug candidate for the treatment of systemic lupus erythematosus (“lupus”), and any other drug candidate that we may develop, including the results of any trials or models that are ongoing or that we may initiate in the future, could result in a finding that these drug candidates are not effective in large patient populations, do not provide a meaningful clinical benefit, or may reveal a potential safety issue requiring us to develop new candidates. The analysis of the data from our Phase 3 trial of Riquent showed that the trial did not reach statistical significance with respect to its primary endpoint, time to renal flare, or with respect to its secondary endpoint, time to treatment with high-dose corticosteroids or cyclophosphamide. The results from our clinical trials of Riquent, including the results of any trials that are ongoing or that we may initiate in the future, may not ultimately be sufficient to obtain regulatory clearance to market Riquent either in the United States or Europe, and we may be required to conduct additional clinical studies to demonstrate the safety and efficacy of Riquent in order to obtain marketing approval. There can be no assurance, however, that we will have the necessary resources to complete any current or future trials or that any such trials will sufficiently demonstrate the safety and efficacy of Riquent. Our blood test to measure the binding affinity for Riquent is experimental, has not been validated by independent laboratories and will likely be reviewed as part of the Riquent approval process. Our semicarbazide-sensitive amine oxidase (“SSAO”) inhibitor program is at a very early stage of development and involves comparable risks. Analysis of our clinical trials could have negative or inconclusive results. Any positive results observed to date in our clinical trials or animal models may not be indicative of future results. In any event, regulatory authorities may require clinical trials in addition to our current clinical trial, or may not approve our drugs. Our ability to develop and sell our products in the future may be adversely affected by the intellectual property rights of third parties. Additional risk factors include the uncertainty and timing of: obtaining required regulatory approvals, including delays associated with any approvals that we may obtain; our ability to pass all necessary regulatory inspections; the availability of sufficient financial resources; the increase in capacity of our manufacturing capabilities for possible commercialization; successfully marketing and selling our products; our lack of manufacturing, marketing and sales experience; our ability to make use of the orphan drug designation for Riquent; generating future revenue from product sales or other sources such as collaborative relationships; future profitability; and our dependence on patents and other proprietary rights. Readers are cautioned to not place undue reliance upon forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described below under the “Risk Factors” and elsewhere in this report and in other reports and registration statements filed with the Securities and Exchange Commission from time to time.

PART I
In this report, all references to “we,” “our,” and “us” refer to La Jolla Pharmaceutical Company, a Delaware corporation. On December 21, 2005, we completed a one-for-five reverse stock split. The reverse stock split caused every five shares of our outstanding common stock to convert automatically into one share of common stock. All share and share price amounts set forth in this Annual Report on Form 10-K are presented on a post-reverse stock split basis.
Item 1. Business
Overview
     La Jolla Pharmaceutical Company was incorporated in Delaware in 1989. In October 2004, we established a subsidiary, La Jolla Limited, in England in connection with potential development efforts for Riquent in Europe. We are a biopharmaceutical company focused on the research and development of highly specific therapeutic products for the treatment of certain life-threatening antibody-mediated diseases. These diseases, including autoimmune conditions such as lupus, are caused by abnormal B cell production of antibodies that attack healthy tissues. Current treatments for these autoimmune disorders often address only symptoms of the disease, or nonspecifically suppress the normal operation of the immune system, which can result in severe, negative side effects and hospitalization. We believe that our drug candidates, called Toleragens®, have the potential to treat the underlying cause of many antibody-mediated diseases without these severe, negative side effects.
Recent Developments
     On January 11, 2006, we announced that we would initiate a multi-dose clinical study of Riquent in lupus patients to evaluate the ability of higher doses of Riquent to further reduce antibodies to double stranded DNA (“dsDNA”). This study is part of our overall clinical program that includes the ongoing Phase 3 clinical benefit trial to evaluate the use of Riquent in preventative and acute settings.
Developments in 2005
     On March 14, 2005, we announced that, based on the outcome of a meeting with the FDA, Riquent was unlikely to receive accelerated approval under the FDA’s Subpart H regulation. We also announced that we planned to continue the clinical benefit trial that was in progress and that we expected to continue discussions with the FDA about ways to enhance the trial, including the addition of a higher dose to the study.
     On March 29, 2005, we announced that we were implementing a restructuring plan to reduce our costs. The restructuring plan included a workforce reduction of 60 employees. Under the plan, we continued our ongoing clinical benefit trial of Riquent without any significant additional patient enrollment or site expansion and we continued activities in our small molecule anti-inflammatory program. We also continued activities that would allow a filing of a Marketing Authorization Application (“MAA”) in Europe. The termination benefits related to the restructuring plan, primarily severance costs, were approximately $1.5 million, of which approximately $1.3 million was recorded in the first quarter of 2005 and the remainder of which was recorded in the second quarter.

     On April 28, 2005, we announced that we had received a notice from the Nasdaq Stock Market indicating that we were not in compliance with its minimum bid price rule (the “Minimum Bid Price Rule”) because, as of the date of the notice, the bid price of our common stock had closed below the minimum $1.00 per share for 30 consecutive business days. In accordance with the Nasdaq Marketplace Rules, we were given 180 calendar days, or until October 24, 2005, to regain compliance with the Minimum Bid Price Rule. On October 25, 2005, we received a letter from the Nasdaq Listing Qualifications Department indicating that we were still not in compliance with the Minimum Bid Price Rule and that we were subject to delisting. We requested a hearing with the Nasdaq Listing Qualifications Panel, which automatically stayed the delisting of our common stock pending the Panel’s review and determination. On December 21, 2005, we announced that Nasdaq had granted us an extension of time to comply with the Minimum Bid Price Rule. On January 12, 2006, we announced that we had regained compliance with the Minimum Bid Price Rule and that we were eligible to remain listed on the Nasdaq National Market.
     On May 31, 2005, we announced that we had received “fast track” designation for Riquent for the treatment of lupus renal disease from the FDA. The FDA’s fast track program is designed to facilitate the development and to expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address an unmet medical need.
     On October 7, 2005, we announced that we had entered into a definitive agreement for the sale of common stock and warrants to purchase common stock to selected institutional and other accredited investors for gross proceeds to us of approximately $66.0 million. The transaction was subject to stockholder approval and other closing conditions. Pursuant to the terms of the agreement, we agreed to issue an aggregate of 17,599,993 shares of newly-issued common stock and warrants to purchase an aggregate of 4,399,992 shares of common stock to Essex Woodlands Health Ventures Fund VI, LP, Frazier Healthcare Ventures, Mr. Alejandro Gonzalez, Special Situations Funds, Domain Public Equity Partners, LP, and Sutter Hill Ventures. The warrants to be issued at the closing were to be immediately exercisable when issued, have an exercise price of $5.00 per share and remain exercisable for five years. In connection with seeking stockholder approval of the transaction, we also proposed that the stockholders approve an amendment to our certificate of incorporation to increase the number of authorized shares of common stock, amendments to our current equity incentive plan to, among other matters, increase the number of shares available for grant under the plan, and a one-for-five reverse stock split. The special stockholder meeting was commenced on December 2, 2005, adjourned and was completed on December 12, 2005. All of the proposals were approved by the stockholders.
     On October 18, 2005, we announced the status of our development program for Riquent, which included an overview of the ongoing Phase 3 clinical benefit trial, a regulatory update and a discussion of our goals for the upcoming 12 months, including completing the financing in December 2005, restarting enrollment in the United States for Riquent’s Phase 3 clinical benefit trial in early 2006 after a final review of the revised protocol by the FDA, expanding the study to Europe and Asia, submitting the MAA for Europe in the first half of 2006, and obtaining data on the ability of higher doses of Riquent to reduce further the levels of antibodies to dsDNA around the end of 2006. In addition, we announced that we expect to be able to conduct an interim analysis for efficacy at a point in time when approximately 70% of the projected number of renal flares have been observed in the Phase 3 trial.

     On December 14, 2005, we announced that data was published in two peer-reviewed articles showing that our novel, orally-active small molecule inhibitors of SSAO/VAP-1 may provide clinical benefit for the treatment of stroke, ulcerative colitis, and other autoimmune diseases and inflammatory diseases.
     On December 14, 2005, we announced that we had completed the sale of shares of common stock and warrants to purchase common stock as noted above, with gross proceeds to us of approximately $66.0 million.
     On December 21, 2005, we announced that we had completed our previously announced one-for-five reverse stock split. The reverse stock split caused every five shares of our outstanding common stock to convert automatically into one share of common stock. As a result, upon the effective time of the stock split, the number of our shares outstanding decreased to one-fifth of the number previously outstanding and the price of our common stock immediately after the reverse stock split increased by five times. Effective upon the opening of the market on December 22, 2005, our shares of common stock were traded on a post-reverse stock split basis on The Nasdaq National Market.
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
     Since the 1970s, hundreds of papers have been published by the scientific community describing relevant laboratory studies and a Nobel Prize was awarded for research in tolerance. The underlying science supporting our Tolerance Technology is based on these discoveries as well as on our own research.
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
Business Strategy
     Our objective is to become the leading developer of highly specific therapeutics for the treatment of antibody-mediated diseases such as lupus and antibody-mediated thrombosis, as well as develop therapeutics for treatment of acute and chronic inflammatory disorders. Our strategy includes the following key elements:

Complete clinical studies to satisfy regulatory requirements. Based on the FDA’s approvable letter we received in October 2004, we are required to complete an additional, randomized, double-blind study that demonstrates the clinical benefit of Riquent prior to any potential approval in the United States. The letter indicated that the successful completion of our ongoing clinical trial which we initiated in August 2004 would appear to satisfy this requirement. Our primary goal is to complete this study in order to satisfy the requirement set forth in the FDA’s letter. We expect to restart enrollment in the United States for this study in the second quarter of 2006, after a final review of the revised protocol by the FDA, and expand the study to Europe and Asia later in 2006. We also expect to initiate a multi-dose clinical study of Riquent in lupus patients in early 2006 to evaluate the ability of higher doses of Riquent to further reduce antibodies to dsDNA.
Seek approval to market Riquent in Europe. In order to obtain approval to market Riquent in Europe, we must submit an MAA application to and pass inspections of the European health authorities. Upon receiving the MAA, we expect the Committee for Human Medicinal Products, a division of the European Medicinal Evaluation Agency (the “EMEA”), will review the MAA and respond to us with a list of questions that must be answered in a satisfactory manner. In addition, we must manufacture three consecutive lots of Riquent to validate our manufacturing process as part of our MAA. We plan to file an MAA application in the first half of 2006 and would, therefore, expect an initial response with questions from the EMEA in the third quarter of 2006. We expect to begin the manufacture of the three consecutive lots of Riquent required for the MAA in late 2006 as part of the production of lots for the Phase 3 clinical benefit trial.
Seek additional funding, including through collaborative arrangements and through public and private financings, to develop and commercialize product candidates. In order to continue our development and potential commercialization of Riquent and other product candidates, we will need significant additional funding. Our choice of financing alternatives may vary depending on a number of factors, including the outcome of our MAA filing for potential approval in Europe, the interest of other entities in strategic transactions with us, the market price of our securities and conditions in the financial markets. There can be no guarantee that additional financing will be available on favorable terms, if at all, whether through collaborative arrangements, the issuance of securities, or otherwise.
Develop additional therapeutics for other life-threatening antibody-mediated diseases and inflammatory disorders. Substantially all of our resources are currently devoted to the development of Riquent. Nevertheless, we are conducting other limited research and development activities that are currently focused on developing small molecule orally-active inhibitors of SSAO for the treatment of chronic, life-threatening diseases and conditions caused by antibodies or inflammation for which current therapies have significant limitations.
Possibly initiate commercialization activities. If Riquent is approved in Europe, as to which we can provide no assurance, we currently expect to either market Riquent ourselves or seek a marketing collaboration with a European partner. We believe that the majority of European patients are treated at a limited number of major hospitals, and that a specialty pharmaceutical sales force could successfully market Riquent to the physicians at a majority of these sites. If Riquent is ultimately approved in the United States, as to which we can provide no assurance, we currently anticipate marketing Riquent ourselves using a specialty pharmaceutical sales force which would target the rheumatology and nephrology specialists who treat the majority of lupus patients with renal disease.

Expand intellectual property position. As of December 31, 2005, we owned 105 issued patents and 75 pending patent applications covering various technologies and drug candidates, including Riquent. Our goal is to expand our intellectual property position with future discoveries and additional patent filings.
Products Under Development
     We have focused our product development efforts on our programs for lupus, antibody-mediated thrombosis and other antibody-mediated diseases, and anti-inflammatory approaches. In the years ended December 31, 2005, 2004 and 2003, we incurred expenses of approximately $22.6 million, $33.2 million and $32.4 million, respectively, for product research and development on these programs.
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
     Current treatments for lupus patients who have a renal flare often involve repeated administration of corticosteroids, often at high levels, that, when used long-term, can lead to serious side effects. Many patients with renal flares are also treated with immunosuppressive therapy, including anti-cancer drugs, that can have a general suppressive effect on the immune system and may be carcinogenic. Treatment with immunosuppressive therapies can leave patients vulnerable to serious infection, which is a significant cause of sickness and death in these patients.
     We have designed Riquent to suppress the production of antibodies to dsDNA in lupus patients without suppressing the normal function of the immune system. The design of Riquent is based on scientific evidence of the role of antibodies to dsDNA in lupus. Published studies of lupus patients indicate that a rise in the level of antibodies to dsDNA may be predictive of renal flares in lupus patients with renal involvement, and that reducing antibodies to dsDNA by treating with corticosteroids can prevent relapse. Furthermore, based on published data from our own Phase 2/3 and Phase 3 trials, a reduction in the levels of antibodies to dsDNA significantly correlated with a reduced risk of renal flare and improved health-related quality of life. Based on these same published data, a rise in antibodies to dsDNA significantly correlated with an increased risk of renal flare and no change or deterioration in health-related quality of life. In a mouse model of lupus nephritis that generates elevated levels of antibodies to dsDNA, administration of Riquent reduced the production of antibodies to dsDNA, reduced the number of antibody-forming cells, reduced kidney disease and extended the life of the animals. We believe that our own and other studies provide evidence that reducing levels of antibodies to dsDNA may provide an effective therapy for lupus nephritis.
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
     In 1994, we initiated a single-dose clinical trial to evaluate the safety of a single, 100 mg intravenous dose of Riquent in four female lupus patients. We monitored antibody levels, blood chemistry, vital signs and complement (inflammation-promoting proteins) levels for 28 days after dosing. Riquent was well tolerated by all four patients, with no drug-related adverse clinical symptoms and no clinically significant complement level changes. In addition, no clinically significant immune complex formation (inflammation-promoting accumulation of antibodies and antigens) was observed, indicating there was no significant adverse immune response to Riquent. A transient reduction in antibodies to dsDNA levels was also observed. These results were presented at the Annual Scientific Meeting of the American College of Rheumatology in October 1995.
     In 1995, we initiated a repeat dose-escalating clinical trial in which two female lupus patients each received doses of 10, 10, 50, 50, 100 and 100 mg of Riquent at two-week intervals. After the 10-week dosing regimen was completed, the patients were monitored for six weeks. Riquent was well tolerated by both patients with no drug-related adverse clinical symptoms, no clinically significant complement changes and no significant immune complex formation. Six weeks after the last dose, the antibodies to dsDNA levels in both patients remained suppressed below baseline levels.
     Also in 1995, we conducted our first double-blind, placebo-controlled dose-ranging trial, in which 58 lupus patients (53 females and five males) with mild lupus symptoms were treated for a four-month period with Riquent or placebo, and then were monitored for two months. Patients who were enrolled were clinically stable and had antibodies to dsDNA levels exceeding those generally found in healthy individuals. The patients were organized into nine treatment groups at three dose levels (1 mg, 10 mg and 50 mg) and three frequencies (once per week, once every two weeks and once every four weeks). Patients were randomized to one of the nine treatment groups so that at each dose and frequency, four to seven patients received Riquent and one patient received placebo.

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
Phase 2/3 trial
     In December 1996, we initiated a double-blind, placebo-controlled, multi-center Phase 2/3 clinical trial of Riquent in which lupus patients with a history of lupus nephritis received Riquent or placebo and were in the trial for up to 18 months. The purpose of the Phase 2/3 trial was to evaluate the safety of the drug and its potential to delay the time to or reduce the incidence of renal flares, to reduce antibodies to dsDNA, to reduce the need for cyclophosphamide or corticosteroids, and to improve patients’ health-related quality of life (“HRQOL”). More than 200 patients at more than 50 sites in North America and Europe enrolled in the trial. This trial was conducted with Abbott Laboratories as part of our joint development agreement.
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
     In November 1999, we announced initial results from retrospective analyses of the data from the Phase 2/3 clinical trial which showed that a certain group of patients treated with Riquent had fewer renal flares and longer time to treatment with high dose corticosteroids and/or cyclophosphamide (“HDCC”). These results were based on an analysis of the trial using a blood test that we developed and that appears to predict which patients will respond to treatment with Riquent. Developed in 1998, the blood test measures the strength of the binding between Riquent and a patient’s antibodies. Prior to using the blood test in the Phase 2/3 trial, we used it retrospectively to evaluate patient samples from the 1995 Phase 2 dose-ranging trial and found that the blood test predicted which patients would respond to drug treatment as measured by changes in antibody affinity to Riquent following drug treatment.
     In May 2000, we completed our analysis of the Phase 2/3 clinical trial data after testing more than 99% of the North American patient samples from the trial. The blood test showed that

89% of the patients in the trial had high-affinity antibodies to Riquent (the “high-affinity patients”). The high-affinity patients treated with Riquent experienced significantly longer time to renal flare (p = 0.007), the primary endpoint of the trial, fewer renal flares (p = 0.008), longer time to treatments with HDCC (p = 0.0003) and fewer exposures to HDCC (p < 0.001) when compared to the placebo-treated group.
     Also in the Phase 2/3 trial, mean levels of circulating antibodies to dsDNA in patients treated with Riquent were reduced by a statistically significant amount relative to placebo during drug treatment (p < 0.0001). Levels of C3 improved when antibodies were reduced. In lupus patients, it is generally observed that complement C3 levels decrease during active renal disease and increase with clinical improvement. The concurrent reduction of antibodies to dsDNA and increase in C3 complement levels is biologically consistent. As discussed above, this effect had been observed in the 1995 Phase 2 dose-ranging study of Riquent in 58 lupus patients.
     The Phase 2/3 trial design included periods during which patients received no drug for approximately two months (the “off” periods) and weekly doses of 50 mg over three months (the “on” periods). When patients were on Riquent, mean levels of antibodies to dsDNA decreased. When patients were off Riquent, mean levels of antibodies to dsDNA returned toward baseline levels. During the first four months of the trial, when patients were treated with 100 mg per week, there were nine renal flares in the placebo-treated group and four in the Riquent-treated group — approximately a 2:1 ratio in favor of drug treatment. Furthermore, in high-affinity patients, during the first four months of the trial, there were eight renal flares in the placebo-treated group and only one renal flare in the Riquent-treated group (p = 0.035) — an 8:1 ratio in favor of Riquent treatment.
     The results of the Phase 2/3 clinical trial were published in Arthritis & Rheumatism, Vol. 48, No. 2, February 2003, pp. 442-454 by Alarcon-Segovia, D., et al.
     In patients with impaired renal function at baseline (defined as serum creatinine > 1.5 mg/dL), there were more renal flares in the patients treated with placebo than in the patients treated with Riquent (p = 0.095). In a group of high-affinity patients with impaired renal function, there were six renal flares in 11 patients treated with placebo and no renal flares in 11 patients treated with drug (p = 0.012).
     In January 2001, we announced that approximately 90% of patients in each of three previous clinical trials from whom blood serum specimens were available had high-affinity antibodies to Riquent prior to drug treatment. Of patients who had affinity status assessed, the ratios for the trials were: 89% of the 213 patients in the Phase 2/3 trial, 94% of the 31 patients in the Phase 2 trial completed in 1996, and 90% of the 60 patients in the Phase 2 trial completed in 1999. Patients in the Phase 2/3 trial had moderate to severe disease and a history of renal flares. Patients in the two dose-ranging Phase 2 trials had mild to moderate disease. Placebo- and drug-treated groups had similar percentages of patients with high-affinity antibodies at baseline in each clinical trial. These data suggest that the percentage of high-affinity patients in a larger population of lupus patients may be 90%, but a larger population of patients would need to be evaluated to confirm this result.
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
     The primary endpoint in the Phase 3 trial was time to renal flare. A renal flare was defined as a significant, reproducible increase in serum creatinine, urine protein or red blood cells in the urine. The secondary endpoint was time to treatment with HDCC. Treatment with HDCC was defined as any dose of cyclophosphamide or an increase in prednisone of 15 mg/day or higher resulting in a final dose greater than 20 mg/day for greater than two days or any dose greater than 200 mg/day.
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
     There was a statistically significant reduction in antibodies to dsDNA in the Riquent-treated group compared with the placebo-treated group (p < 0.0001). Antibodies to dsDNA are believed to result in renal flares and other clinical manifestations of lupus. Riquent was designed to reduce antibodies to dsDNA and this effect has been demonstrated in all clinical studies of Riquent to date.
     In the Phase 3 trial, reductions in antibodies to dsDNA strongly correlated with increases in complement C3 levels (p < 0.001). Inverse correlations between antibody levels and complement C3 were observed in the previous Phase 2/3 trial (p < 0.001). Complement C3 levels below normal at baseline correlated with an increased risk of renal flare (p = 0.0001) in the Phase 3 trial although a statistically significant correlation was not demonstrated in the Phase 2/3 trial. Together, these data support the pathogenic nature of these antibodies to dsDNA in lupus patients.
     A review of the Phase 3 trial results for time to renal flare and for increases in antibody levels showed that the Riquent and placebo groups were separating in favor of Riquent until week 48 of the trial. In the first 48 weeks, 22 of 24 (90%) renal flares occurred in the study in the placebo patients compared with 11 of 17 (65%) in the Riquent-treated patients. At weeks 44, 46, and 48, the incidence of renal flares in the placebo-treated group compared with the Riquent-treated group (placebo-treated: Riquent-treated) was: 20:10 (p = 0.085), 22:10 (p = 0.041) and 22:11 (p = 0.067), respectively, in favor of Riquent. At weeks 44, 46 and 48, the incidence of renal and/or Major SLE flares was 43:27 (p = 0.057), 46:28 (p = 0.033) and 46:29 (p = 0.061), respectively, in favor of Riquent.

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
     In the Phase 3 trial, renal flares occurred approximately one-fifth as often in patients with sustained reductions in antibodies to dsDNA compared with patients with unchanged or increasing antibodies. In both the Phase 3 and Phase 2/3 trials, patients with sustained reductions were defined as those who had at least a 10% reduction in antibodies to dsDNA from baseline for at least two-thirds of all measurements of antibodies to dsDNA during the trial, unless they were treated with high-dose corticosteroids and/or cyclophosphamide. Because HDCC suppresses antibodies to dsDNA, antibody values subsequent to HDCC treatment were adjusted to have a value equivalent to baseline. Patients meeting the criteria for sustained reductions in antibodies to dsDNA are referred to below as “responders.” The analyses on sustained reductions were conducted after the trial was unblinded.
     In the Phase 3 trial, renal flares occurred in only 4% of patients (five of 121) with sustained reductions whereas renal flares occurred in 20% of patients (36 of 177) who did not experience sustained reductions (p < 0.0001). Twice as many Riquent-treated patients had sustained reductions (80 of 145, or 55%) compared with placebo-treated patients (41 of 153, or 27%).
     In the Phase 2/3 trial, renal flares occurred in only 3% of patients (two of 67) with sustained reductions whereas renal flares occurred in 21% of patients (26 of 122) who did not experience sustained reductions (p = 0.0004). Four times as many Riquent-treated patients had sustained reductions (54 of 92, or 59%) compared with placebo-treated patients (13 of 97, or 13%).
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
     On November 17, 2003, we presented additional analyses at the American Society of Nephrology Annual Meeting of data using Cox’s Proportional Hazards Regression Model demonstrating that a 50% reduction in antibodies to dsDNA from baseline was associated with a 52% lower risk of renal flare in the Phase 2/3 trial (p = 0.0007) and a 53% lower risk in the Phase 3 trial (p < 0.0001). These findings are consistent with previously released data showing that patients with sustained reductions in antibodies to dsDNA had fewer renal flares.
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
     Changes in medical practice since the completion of the Phase 2/3 trial as evidenced by a difference in prescribing regimens for immunosuppressive drugs may have impacted the ability of our study to demonstrate treatment efficacy. In particular, it appears there were differences in baseline treatments in the patient population in the Phase 3 trial compared with the Phase 2/3 trial. A higher percentage of patients were receiving immunosuppressive treatments at study entry: 73 of 145 (50%) in the Riquent-treated group versus 63 of 153 (41%) in the placebo-treated group in the Phase 3 trial compared to 35 of 114 (31%) in the Riquent-treated group versus 40 of 116 (34%) in the placebo-treated group in the Phase 2/3 trial.
     The Phase 3 trial results showed that the survival curves for Riquent and placebo for time to renal flare and for the changes in antibody levels were separating until week 48. After week 48, the placebo flare rate decreased significantly. In the placebo-treated group, those who remained in the study after week 48 showed continuing reduction in antibodies to dsDNA compared with levels observed at the baseline.
     It is possible that the high percentage of patients coming into the study on concomitant immunosuppressive drugs reduced the ability of the study to discriminate the clinical effect of drug from placebo.
     Additional analyses of existing data were presented in a poster at the American College of Rheumatology Annual Scientific Meeting in 2005. These analyses demonstrated that controlling antibodies to dsDNA for longer periods of time results in a greater reduction in the risk of renal flare in patients with lupus renal disease. The presentation was entitled “Progressive Reduction in Risk of Renal Flare in SLE Patients is Associated with Improved Long-Term Control of Anti-dsDNA Antibody Levels.”
The presentation summarized results from the previous Phase 2/3 and Phase 3 trials of Riquent showing that patients had fewer renal flares when their antibodies to dsDNA were controlled. This responder analysis identified drug-treated and placebo-treated patients with sustained reductions in anti-dsDNA antibody levels below baseline.
     The analyses focused on “minimal” responders, patients that had any reduction of antibodies to dsDNA below baseline for at least 50% of measured values. The frequency of renal flares was significantly lower in the minimal responders, 5.5% (Phase 2/3 study) and 5.5% (Phase 3 study), compared with non-responders, 27.8% (Phase 2/3) and 26.5% (Phase 3) (p<0.0001 for each study). There were 58.2% (110/189) minimal responders in the Phase 2/3 trial and 60.7% (181/298) in the Phase 3 trial.
     The median percent reduction in anti-dsDNA antibody levels for the minimal responder population approached 40% below baseline and well below the minimal responder requirement of any reduction. Previously, the Company had shown that responders with at least a 10% reduction from baseline for two-thirds of all values had fewer renal flares, fewer Major SLE flares, and improved health-related quality of life.
Current Phase 3 trial
     A Phase 3 clinical benefit trial, designed to meet the FDA’s requirement that we conduct an additional randomized, double-blind study, was initiated in August 2004 under a Special Protocol Assessment (“SPA”). The SPA process is a formal procedure that results in a binding written agreement between a company and the FDA concerning the design of a clinical trial or other study. The Phase 3 trial is ongoing, although we delayed additional patient enrollment in March 2005 to conserve cash. We plan to restart enrollment in the United States in the second quarter of 2006. After restarting enrollment in the United States, we plan to expand the Phase 3 clinical benefit trial of Riquent to countries in Asia and Europe. To date, 27 patients have enrolled in the study and we estimate that there will be a total of 30 trial sites in the United States, all of which are currently active. It is estimated that it will take approximately one year to complete enrollment once enrollment is reactivated and then another year for the last patient enrolled to complete the study.
     Changes to the design of the Phase 3 clinical benefit trial were discussed with the FDA in July 2005, after the initiation of the study. The most significant changes were the addition of a higher abetimus dose of 900 mg which had been discussed in the negotiations for the initial SPA agreement, and the addition of two interim analyses, one for assessing the effect of abetimus on anti-dsDNA antibody levels and a second for evidence of efficacy. Changes to the design of the Phase 3 clinical benefit trial were formalized with the FDA through a protocol amendment submitted, reviewed, and accepted through the SPA process.
     In the current Phase 3 clinical benefit trial, we have refined the primary endpoint, added two higher dose groups, added more patients, restricted the use of immunosuppressive agents, and changed the treatment duration to 12 months. These changes were incorporated into the approved SPA and are based on results of the previous Phase 2/3 and Phase 3 trials of Riquent.

     The primary endpoint, time to renal flare, was refined in order to eliminate the hematuria component, which appears to be less specific for lupus renal disease. Two additional Riquent dose groups were added to the study so that, following the amendment of the SPA, 80% of the drug-treated patients will be treated with a higher dose than the 100 mg dose used in the previous Phase 3 trial. In the drug-treated group, 20% of patients will receive 100 mg per week, 40% will receive 300 mg and 40% will receive 900 mg per week. The trial will evaluate three different doses of Riquent in lupus patients with a history of renal disease, and twice as many patients will be treated with drug as placebo.
     To assess the tolerability of higher doses, we recently completed a safety study in healthy volunteers who received a single dose of Riquent at 600 mg, 1200 mg, or 2400 mg. Riquent appeared to be well tolerated in these subjects.
     We expect that we will enroll approximately 600 patients in the study, which is greater than the approximately 300 patients in the previous Phase 3 study. The trial is designed to be successful based on the results from the last Phase 3 study, where all drug-treated patients were treated with 100 mg per week of Riquent. In deciding how many patients should be enrolled in the current Phase 3 clinical benefit trial, no additional clinical benefit from treatment with the higher doses was assumed.
     The study entry criteria will restrict the use of immunosuppressive agents which, in the previous Phase 3 study, may have reduced the renal flare rate, especially in placebo-treated patients. Lastly, the current design was changed to a fixed 12-month patient evaluation period to reduce the potential for a survivor effect in patients treated with placebo. In the previous Phase 3 trial, patients were treated for up to 22 months.
     We also reached agreement with the FDA to assess the dose response of the treatment with Riquent on antibodies to dsDNA by conducting an interim analysis to evaluate the effect of higher doses on the reduction of these antibodies. The antibody assessment is currently expected to occur approximately one year after reinitiating patient enrollment. The FDA has indicated that no statistical penalty would be imposed as a result of conducting this analysis.
     We also expect to be able to conduct an interim analysis for efficacy at a point in time when approximately 70% of the projected number of renal flares has been observed. This formal interim analysis, if conducted, would result in an adjustment in the measure of statistical significance for the primary endpoint required for approval.
Regulatory Update
Orphan drug designation for Riquent
     In September 2000, the FDA granted us orphan drug designation for Riquent for the treatment of lupus nephritis. The Orphan Drug Act potentially enables us to obtain research funding, tax credits for certain research expenses and a waiver of the application user fees. In addition, the Orphan Drug Act allows for seven years of exclusive marketing rights to a specific drug for a specific orphan indication. Exclusivity is conferred upon receipt of marketing approval from the FDA. The marketing exclusivity prevents FDA approval during the seven-year period of the “same” drug, as defined in the FDA regulations, from another company for the same orphan indication. Whether we will be able to take advantage of the benefits afforded by the orphan drug designation will ultimately be determined by the FDA only after further review of our New Drug Application (“NDA”).
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
FDA fast track designation for Riquent
     On May 30, 2005, the FDA granted fast track designation for Riquent for the treatment of lupus renal disease. The FDA’s fast track program is designed to facilitate the development and to expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address an unmet medical need.
MAA filing in Europe
     We plan to file an MAA application in the first half of 2006 and, in such event, would expect an initial response with questions from the EMEA in the third quarter of 2006. In May 2005, the Company met with the rapporteur assessment team in England and, in September, met with the co-rapporteur assessment team in Germany.
Continuing risk
     The continued development of Riquent involves a number of risks and uncertainties. There can be no assurance that any previous clinical results can be replicated in further clinical testing or that Riquent will be effective in inducing and sustaining antibody suppression; will prove to be clinically safe or effective; will receive required regulatory approvals; or will not require further FDA or other regulatory mandated clinical testing. In addition, there can be no assurances that regulatory authorities will accept as evidence of efficacy the retrospective analyses that are contained in our NDA for Riquent. The retrospective analyses are a key part of the support for marketing approval. If the continued development of Riquent is significantly delayed or if additional trials produce negative or inconclusive results, our business and financial condition will be adversely affected and it may be difficult or impossible for us to survive. Our blood test to measure the binding affinity for Riquent has not been validated by independent laboratories and is likely to require regulatory review as part of the Riquent approval process.
SSAO Inflammation Program
     On December 2, 2003, we announced the discovery of novel, orally-active small molecules for the treatment of autoimmune diseases and acute and chronic inflammatory disorders. Our scientists have generated highly selective inhibitors of SSAO, an enzyme that has been implicated in inflammatory responses in many tissues and organs. SSAO, also known as vascular adhesion protein-1 or VAP-1, was recently discovered to be a dual-function molecule with enzymatic and adhesion activities. SSAO contributes to the adhesion of white blood cells to endothelial cells and is amplified in inflamed blood vessels. The enzyme also contributes to the production of molecules that exacerbate inflammation. Increases in the levels of plasma or membrane-associated SSAO have been reported for many inflammation-associated diseases including rheumatoid arthritis, inflammatory bowel disease, diabetes, atherosclerosis and chronic heart failure. Although we are currently devoting substantially all of our resources to the development of Riquent, we expect to continue to explore the potential to use inhibitors of SSAO to provide a novel approach to treating a number of debilitating diseases.
     Preclinical studies in animal models of multiple sclerosis, rheumatoid arthritis, inflammatory bowel disease, stroke, systemic inflammation and acute inflammation have shown that treatment with our lead compound inhibitors both maintained function and reduced disease activity compared with placebo treatment. The impact of these lead compounds on animal models of multiple sclerosis and rheumatoid arthritis was similar to that of methotrexate, a widely used anti-inflammatory agent. These results were presented at the 2nd International Inflammatory & Immune Diseases World Summit on March 8-10, 2004 in Baltimore, Maryland.
     Data published by our scientists in 2005 in two peer-reviewed articles show that these novel, orally-active small molecule inhibitors of SSAO/VAP-1 may provide clinical benefit for the treatment of stroke, ulcerative colitis, and other autoimmune diseases and inflammatory disorders.
     The first paper, by Xu et al., indicates that a potent and selective SSAO inhibitor, LJP 1207, may provide clinical benefit in the treatment of stroke. Data published in this paper demonstrates that treatment with LJP 1207 in an animal model resulted in marked reduction in the adhesion and infiltration of white blood cells into the blood vessels of the brain after the occurrence of stroke and significantly less neurological damage. The paper, entitled “Vascular adhesion protein 1 plays an important role in post-ischemic inflammation and neuropathology in diabetic, estrogen-treated ovariectomized female rates subjected to transient forebrain ischemia,” was published electronically by the Journal of Pharmacology and Experimental Therapeutics on December 8, 2005.
     The second paper, by Salter-Cid et al., extends the observations concerning the potential of LJP 1207 to both acute and chronic inflammation. In a mouse model of chronic inflammation resulting in ulcerative colitis, treatment with LJP 1207 significantly reduced mortality and loss of body weight, as well as colon injury and ulceration. In a model of acute inflammation, treatment with LJP 1207 given either before or after inflammation was induced, resulted in the marked inhibition of both swelling and inflammation. The paper, entitled “Anti-inflammatory effects of inhibiting the amine oxidase activity of semicarbazide-sensitive amine oxidase,” was published in the Journal of Pharmacology and Experimental Therapeutics in volume 315, pages 553-562, 2005.
Antibody-Mediated Thrombosis, Including Stroke, Heart Attack, Deep Vein Thrombosis and Recurrent Fetal Loss; LJP 1082
Status of LJP 1082 Development Program
     Because substantially all of our resources are currently being devoted to the development of Riquent, we have suspended the development of LJP 1082. Whether we will again devote substantial resources to this program depends on a number of factors, including the progress of our Riquent development program and the availability of capital.

Background Regarding LJP 1082
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
     Failure to establish or maintain collaborative arrangements will require us to fund our own research and development activities, resulting in significant expenditure of our own capital, and will require us to develop our own marketing capabilities for any drug candidate that may receive regulatory approval. The failure of any collaborative partner to continue funding any particular program, or to commercialize successfully any product, could delay or halt the development or commercialization of any products involved in such program. As a result, the failure to establish or maintain collaborative arrangements could hurt our business, financial condition and results of operations.
Manufacturing
     We currently operate a production facility that we believe provides sufficient capacity to exceed our anticipated requirements for research, clinical trial and any initial commercial launch of Riquent. If Riquent is approved, we expect to have the capacity to manufacture approximately 100 kg of Riquent per year, which, based on our current projections, we believe would be sufficient to treat approximately 20,000 patients per year at a weekly dose of 100 mg. If Riquent is approved, and if future demand for Riquent exceeds our current capacity, we expect to increase our manufacturing capacity by improving our manufacturing processes, making capital investments in our current facilities and/or engaging third party contract manufacturers.
     We are required to comply with the FDA’s and other regulatory agencies’ current Good Manufacturing Practices (“cGMPs”) when we manufacture our drug candidates for clinical trials. We will also be required to comply with the cGMPs if Riquent, or our other drug candidates, are manufactured for commercial purposes. We have limited manufacturing experience and we can provide no assurance that we will be able to successfully transition to commercial production.
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

Marketing and Sales
     If we obtain FDA approval in the United States, we currently anticipate that we would market Riquent ourselves using a specialty pharmaceutical sales force of 40 to 50 sales representatives who would initially target the rheumatology and nephrology specialists who treat the majority of lupus patients with renal disease. We estimate that the majority of these patients are treated at approximately 1,000 clinical centers. If we obtain approval in Europe, we currently expect to seek a marketing collaboration with a European partner or to market Riquent ourselves. We believe that the majority of European patients are treated at approximately 300 major hospitals and, as is the case in the United States, that a specialty pharmaceutical sales force could successfully market Riquent to the majority of these sites.
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
Patents and Proprietary Technologies
     We file patent applications in the United States and in foreign countries for the protection of our proprietary technologies and drug candidates as we deem appropriate. We currently own 105 issued patents and have 75 pending patent applications (including three allowed patent applications) covering various technologies and drug candidates, including our lupus and antibody-mediated stroke drug candidates (Toleragens), our Tolerance Technology, our carrier platform and linkage technologies for our Toleragens. Our issued patents include:
•	Lupus Toleragens — four issued United States patents, one issued Australian patent, one granted Portuguese patent, one granted Norwegian patent, one granted European patent (which has been unbundled as 13 European national patents), two granted Canadian patents, one granted Finnish patent and one granted Irish patent (expiring in 2010, 2011, 2013, 2014, 2011, 2013, 2011, 2011, 2011, 2011, 2011 and 2011, respectively);
•	Tolerance Technology — two issued United States patents, one issued Australian patent, one granted European patent (which has been unbundled as 15 European national patents), one granted Japanese patent, two granted Canadian patents, one granted South Korean patent and one granted Irish patent (expiring in 2011, 2011, 2012, 2012, 2012, 2012, 2012, 2012 and 2012, respectively);

•	Carrier Platform and Linkage Technologies for our Toleragens — eight issued United States patents, seven issued Australian patents, one granted European patent (which has been unbundled as 15 European national patents), three issued Japanese patents, one granted Hong Kong patent, one granted Portuguese patent, one granted South Korean patent, one granted Irish patent, one granted Chinese patent, and one granted Norwegian patent (expiring in 2012, 2014, 2015, 2015, 2015, 2016, 2019, 2021, 2014, 2012, 2012, 2012, 2017, 2019, 2020, 2012, 2012, 2012, 2012, 2012, 2014, 2014, 2012, 2014 and 2014, respectively); and
•	Antibody-Mediated Thrombosis Drug Candidates — three issued United States patents and two issued Australian patents (expiring in 2016, 2015, 2019, 2016 and 2019, respectively).
     We have received Notices of Allowance from the U.S. Patent and Trademark Office for two patent applications for our lupus Toleragen Technology, and a Notice of Acceptance from The Australian Patent Office for one patent application for our lupus Toleragen Technology.
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
     Clinical trials are typically conducted in three sequential phases, but the phases may overlap or be repeated. In Phase 1, the phase in which the drug is initially introduced into healthy human subjects, the drug is tested for adverse effects, dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase 2 trials involve the testing of a limited patient population in order to characterize the actions of the drug in targeted indications, to determine drug tolerance and optimal dosage, and to identify possible adverse side effects and safety risks. When a compound appears to be effective and to have an acceptable safety profile in Phase 2 clinical trials, Phase 3 clinical trials are undertaken to further evaluate and confirm clinical efficacy and safety within an expanded patient population at multiple clinical trial sites. The FDA reviews the clinical plans and monitors the results of the trials and may discontinue the trials at any time if significant safety issues arise.
     The results of pre-clinical testing and clinical trials are submitted to the FDA in the form of an NDA or BLA for marketing approval. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all, or that conditions of any approval, such as warnings, contraindications, or scope of indications will not materially impact the potential market acceptance and profitability of the drug product. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments, and the risks and benefits of the product demonstrated in clinical trials.
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
     The steps to obtain approval to market Riquent in the European Union include: pre-clinical laboratory and animal testing; conducting adequate and well controlled clinical trials to establish safety and efficacy; submission of an MAA; and the issuance of a product marketing license by the European Commission prior to any commercial sale or shipment of drug. In addition to obtaining a product marketing license for each product, each drug manufacturing establishment must be registered with the EMEA, must operate in conformity with European good manufacturing practice, and must pass inspections by the European health authorities.

     Upon receiving the MAA, the Committee for Human Medicinal Products (the “CHMP”), a division of the EMEA, will review the MAA and may respond with a list of questions or objections. The answers to the questions posed by the CHMP may require additional tests to be conducted to obtain the answers to the questions posed. Ultimately, a representative from each of the European Member States will vote whether to approve the MAA.
     The EMEA has a path to approval known as “exceptional circumstances” that may be applicable when a comprehensive assessment of a product’s efficacy or safety is not possible at the time of MAA filing because of the rarity of the indication, the state of scientific knowledge, or the means by which such information would be gathered is contrary to medical ethics. Under exceptional circumstances, several post-authorization commitments are required to be completed, including a long-term clinical efficacy study, the progress of which is reviewed frequently by the European health authorities.
     Foreign regulatory approval processes include all of the risks associated with obtaining FDA approval, and approval by the FDA does not ensure approval by the health authorities of any other country.
Employees
     As of March 1, 2006, we employed 88 full-time employees (including 10 people who have a Ph.D. and one person who has an M.D.), 73 of whom are involved full-time in clinical, research, development and manufacturing activities. All members of our senior management team have had prior experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been successful in attracting skilled and experienced personnel, but competition for personnel is intense and there can be no assurance that we will be able to attract and retain the individuals needed. None of our employees are covered by collective bargaining agreements and management considers relations with our employees to be good.
Executive Officers of the Registrant
     Our executive officers and key employees and their ages are set forth below.

Name	Age	Title
Steven B. Engle	51	Chairman of the Board and Chief Executive Officer

Matthew D. Linnik, Ph.D.	46	Chief Scientific Officer, Executive Vice President of Research and Assistant Secretary

Bruce K. Bennett, Jr.	54	Vice President of Manufacturing

Josefina T. Elchico	59	Vice President of Quality Operations

Paul C. Jenn, Ph.D.	55	Vice President of Product Development

Theodora Reilly	56	Vice President of Human Resources

Gail A. Sloan, CPA	43	Vice President of Finance and Secretary

Andrew Wiseman, Ph.D.	57	Senior Director of Business Development and Investor Relations

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
     Matthew D. Linnik, Ph.D., Chief Scientific Officer, Executive Vice President of Research and Assistant Secretary, joined us in 1998 as Director of Research and Development, was promoted to Vice President of Research in February 1999, to Executive Vice President of Research in June 1999 and to Chief Scientific Officer and Executive Vice President of Research in 2002. He was appointed Assistant Secretary in 1999. Prior to joining the Company, from 1989 to 1998, Dr. Linnik served as Senior Pharmacologist, Scientist, Research Scientist and Project Leader for Hoechst Marion Roussel, formerly Marion Merrell Dow and Marion Laboratories, a publicly held pharmaceutical company. From 1996 to 1998, he also served as Adjunct Associate Professor of Neurosurgery at the University of Cincinnati School of Medicine. From 1986 to 1988, he served as Postdoctoral Fellow, then Instructor, in the Departments of Neurology and Neurosurgery at Massachusetts General Hospital and Harvard Medical School. Dr. Linnik holds a B.A. in Physiology from Southern Illinois University and a Ph.D. in Physiology and Pharmacology from Southern Illinois University School of Medicine. He is a member of the Stroke Council of the American Heart Association, the American College of Rheumatology and the Society for Neuroscience.
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
     Josefina T. Elchico, Vice President of Quality Operations, joined us in October 2004. Prior to joining us, from 2002 to 2004, Ms. Elchico was a consultant with Jeff Yuen and Associates, a privately held consulting firm, where she worked with biopharmaceutical companies in implementing quality systems worldwide, validating facilities, processes and systems, conducting audits, preparing for pre-approval inspections and supporting regulatory submissions. From 1996 to 2002, she was Vice President, Quality Assurance, and from 1991 to 1996 she was Director, Quality Assurance, for the BioPharmaceutical Division at Chiron Corporation, a publicly held company with businesses in biopharmaceuticals, vaccines and blood testing. From 1984 to 1991, Ms. Elchico advanced to Director of Quality Assurance at Cetus Corporation (now part of Chiron Corporation). From 1974 to 1984, she held various management positions at the Lancer Division of Sherwood Medical, a subsidiary of American Home Products, a publicly held manufacturer and marketer of health care and food products (now part of Wyeth). Ms. Elchico received her B.S. in Medical Technology from the University of San Agustin, Philippines and completed an internship in medical technology at St. Peter’s General Hospital in New Brunswick, New Jersey. She is a licensed Medical Technologist and a member of the Parenteral Drug Association and the American Society for Clinical Pathologists.
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
     Theodora Reilly, Vice President of Human Resources, joined us in 1998 as Director of Human Resources and was promoted to Vice President of Human Resources in 2001. Prior to joining us, from 1997 to 1998, Ms. Reilly was Director of Human Resources at ThermoLase Corporation, a public subsidiary of Thermo Electron Corporation, which developed laser-based systems for skin resurfacing. From 1994 to 1997, Ms. Reilly served as Director of Human Resources at Solectek Corporation, a privately held high technology manufacturer of wireless interconnectivity products. Prior to 1994, Ms. Reilly was a management consultant in human resources, executive coaching, employee relations, and strategic organizational development. Ms. Reilly holds a B.S. in Psychology from the Christian Bible College and Seminary, Independence, Missouri, a B.S. in Business Management from the University of Phoenix, Phoenix, Arizona, and a Certificate in Human Resource Management from the American Electronics Association, Santa Clara, California.

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
Item 1A. Risk Factors
I. Risk Factors Relating To La Jolla Pharmaceutical Company And The Industry In Which We Operate
Results from our clinical trials may not be sufficient to obtain approval to market Riquent or our other drug candidates in the United States or Europe on a timely basis, or at all.
     Our drug candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. In order to sell any product that is under development, we must first receive regulatory approval. To obtain regulatory approval, we must conduct clinical trials and toxicology studies that demonstrate that our drug candidates are safe and effective. The process of obtaining FDA and other regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays.
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
     Because Riquent is our only drug candidate for which we have completed a Phase 3 clinical trial, and because there is no guarantee that we would be able to develop an alternate drug candidate, our inability to obtain regulatory approval of Riquent would have a severe negative effect on our business, and, in the future, we may not have the financial resources to continue research and development of Riquent or any other potential drug candidates.
In order to complete our ongoing clinical trial of Riquent, we will need to enroll a sufficient number of patients who meet the trial criteria. If we are unable to successfully complete the trial, our business will be adversely affected and it may be difficult or impossible for us to continue to operate.
     We expect that the ongoing Phase 3 clinical benefit trial of Riquent will involve approximately 600 patients, which is significantly more than were involved in our previous Phase 3 trial. In order to complete this trial, we will need to locate and enroll a sufficient number of patients who meet the criteria for the trial. We may have difficulty enrolling patients because, among other matters, there are specific limitations on the medications that a patient may be taking upon entry into the trial. If we are unable to timely enroll a sufficient number of patients, we will not be able to complete successfully the ongoing trial. As a result, it may be difficult or impossible for us to continue to operate.
Current and future clinical trials may be delayed or halted.
     Current and future clinical trials of Riquent, trials of drugs related to Riquent, or clinical trials of other drug candidates may be delayed or halted. For example, in 2005, we limited patient enrollment in our ongoing clinical benefit trial in an effort to reduce costs. In addition, our Phase 2/3 clinical trial of Riquent was terminated before planned patient enrollment was completed. Current and future trials may be delayed or halted for various reasons, including:
•	supplies of drug product are not sufficient to treat the patients in the studies;
•	patients do not enroll in the studies at the rate we expect;
•	insufficient financial resources;
•	the products are not effective;
•	patients experience negative side effects or other safety concerns are raised during treatment;
•	the trials are not conducted in accordance with applicable clinical practices; or
•	the impact of political unrest or natural disasters at foreign clinical sites.
     If any current or future trials are delayed or halted, we may incur significant additional expenses, and our potential approval of Riquent may be delayed, which could have a severe negative effect on our business .

We may be required to design and conduct additional trials.
     We may be required to design and conduct additional studies to further demonstrate the safety and efficacy of our drug candidates, which may result in significant expense and delay. The FDA and foreign regulatory authorities may require new or additional clinical trials because of inconclusive results from current or earlier clinical trials (including the Phase 2/3 and Phase 3 trials of Riquent), a possible failure to conduct clinical trials in complete adherence to FDA good clinical practice standards and similar standards of foreign regulatory authorities, the identification of new clinical trial endpoints, or the need for additional data regarding the safety or efficacy of our drug candidates. It is possible that the FDA or foreign regulatory authorities may not ultimately approve Riquent or our other drug candidates for commercial sale in any jurisdiction, even if we believe future clinical results are positive.
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
We may experience shortages of Riquent for use in our clinical studies.
     We may experience shortages of Riquent for use in our clinical studies. We are implementing a commercial scale manufacturing process for Riquent, but we have not yet manufactured an entire lot of Riquent at this commercial scale. If we are unable to manufacture Riquent in accordance with applicable FDA good manufacturing practices at this commercial scale, our ability to timely complete clinical trials of Riquent will be negatively affected.
If we encounter delays or difficulties in establishing or maintaining relationships with manufacturing or distribution contractors, our ability to timely complete necessary clinical trials and potentially deliver commercial products may be negatively affected.
     We may enter into arrangements with contract manufacturing companies to expand our own production capacity in order to meet demand for our products or to attempt to improve manufacturing efficiency. If we choose to contract for manufacturing services, the FDA and comparable foreign regulators would have to approve the contract manufacturers prior to our use, and these contractors would be required to comply with strictly enforced manufacturing standards. We may also enter into agreements with contractors to prepare and distribute our drug candidates for use by patients in clinical trials or commercially. If we encounter delays or difficulties in establishing or maintaining relationships with contractors to produce, package or distribute our drug candidates, if they are unable to meet our needs, if they are not approved by the regulatory authorities, or if they fail to adhere to applicable manufacturing standards, our ability to timely complete necessary clinical trials and to introduce our products into the market would be negatively affected.

Our limited manufacturing capabilities and experience could result in shortages of drugs for future sale, and our revenues and profit margin could be negatively affected.
     We have never operated a commercial manufacturing facility and we will be required to manufacture Riquent pursuant to applicable FDA good manufacturing practices. Our inexperience could result in manufacturing delays or interruptions and higher manufacturing costs. This could negatively affect our ability to supply the market on a timely and competitive basis. The sales of our products, if any, and our profit margins may also be negatively affected. In addition, substantial capital investment in the expansion and build-out of our manufacturing facilities and/or the engagement of third party contract manufacturers will be required to enable us to manufacture Riquent, if approved, in sufficient commercial quantities. We have limited manufacturing experience, and we may be unable to successfully transition to commercial production.
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
     We rely on outside suppliers to provide us with specialized chemicals and reagents that we use to manufacture our drugs. In order to manufacture Riquent and our other drug candidates in sufficient quantities for our clinical trials and possible commercialization, our suppliers will be required to provide us with an adequate supply of chemicals and reagents. Our ability to obtain these chemicals and reagents is subject to the following risks:
•	our suppliers may not be able to increase their own manufacturing capabilities in order to provide us with a sufficient amount of material for our use;
•	some of our suppliers may be required to pass FDA inspections or validations or to obtain other regulatory approvals of their manufacturing facilities or processes, and they may be delayed or unable to do so;
•	the materials that our suppliers use to manufacture the chemicals and reagents that they provide us may be costly or in short supply; and
•	there are a limited number of suppliers that are able to provide us with the chemicals or reagents that we use to manufacture our drugs.
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
     Although a successful pre-approval inspection was conducted by the FDA in July 2004, we have never operated a commercial manufacturing facility and we have not yet completed the validation of our manufacturing processes. If we are unable to maintain validated conditions at our manufacturing facilities or fail to successfully validate our manufacturing processes to the satisfaction of the regulatory authorities, they will not approve Riquent for commercial use.
We are currently devoting nearly all of our resources to the development and approval of Riquent. Accordingly, our efforts with respect to other drug candidates have significantly diminished.
     We have currently budgeted only a limited amount of funds for the development of small molecules for the treatment of autoimmune diseases and acute and chronic inflammatory disorders. Substantial future development of these drug candidates may depend on our ability to obtain third party financing for this program. As a result, significant progress with respect to drug candidates other than Riquent, if any, will be significantly delayed and our success and ability to continue to operate depends on whether we obtain regulatory approval to market Riquent.
Our operations depend on key employees. Losing these employees would have a negative effect on our product development and operations.
     We are highly dependent on the principal members of our scientific and management staff, the loss of whose services would delay the achievement of our research and development objectives. This is because our key personnel, including Steven Engle, Dr. Matthew Linnik, Dr. Paul Jenn and Dr. Andrew Wiseman, have been involved in the development of Riquent and other drug candidates for several years and have unique knowledge of our drug candidates and of the technology on which they are based. In addition, we will be required to rely on other key members of our senior management team to assist us with, among other matters, clinical development, manufacturing, regulatory, business development and potential commercialization activities.
Retaining our current personnel and recruiting additional personnel will be critical to our success.
     Retaining our current key personnel to perform clinical development, manufacturing, regulatory, research and development, and business development activities will be critical to our near term success. We expect that recruiting additional qualified personnel to conduct clinical development, manufacturing, regulatory, research and development, business development, and marketing and sales activities will be required to successfully further develop Riquent and any additional drug candidates. Because competition for experienced clinical, manufacturing, regulatory, scientific, business development, and marketing and sales personnel among numerous pharmaceutical and biotechnology companies and research and academic institutions is intense, we may not be able to attract and retain these people. If we cannot attract and retain qualified people, our ability to conduct necessary clinical trials, manufacture drug, comply with regulatory requirements, enter into collaborative agreements and develop and sell potential products may be negatively affected because, for instance, the trials may not be conducted properly, or the manufacturing or sales of our products may be delayed. In addition, we rely on consultants and advisors to assist us in formulating our clinical, manufacturing, regulatory, research and development, business development, and marketing and sales strategies. All of our consultants and advisors have outside employment and may have commitments or consulting or advisory contracts with other entities that may limit their ability to contribute to our business.
Our efforts to obtain approval to market Riquent in Europe may be delayed or unsuccessful.
     In order to obtain approval to market Riquent in Europe, we must submit an MAA to and pass inspections of the European health authority. Ultimately, a representative from each of the European Member States will vote on whether to approve the MAA. Upon receiving the MAA, we expect that the Committee for Human Medicinal Products, a division of the EMEA, will review the MAA and respond to us with a number of questions. The approval process may be delayed because, among other matters: the answers to the questions posed by the EMEA may require additional tests to be conducted to obtain the answers to the questions posed; we, or one of our contract manufacturing facilities, may be unable to successfully pass an inspection by the European health authority; or the European health authority ultimately may not accept the data presented in the MAA in combination with our proposals for post-authorization commitments as adequate for approval under the EMEA “exceptional circumstances” regulation. The exceptional circumstances regulation is a path to approval in Europe that may be available when the comprehensive assessment of a product’s efficacy or safety is not possible at the time of filing because of the rarity of the indication, the state of scientific knowledge, or the means by which such information would be gathered is contrary to medical ethics. In addition, we must manufacture three consecutive lots of Riquent to validate our manufacturing process as part of our MAA. If we encounter difficulties in successfully completing this component of the MAA, our application will not be complete and approval will not be granted. Even if we receive approval in Europe under the exceptional circumstances regulation, we will be required to complete several post-authorization commitments, including a long-term clinical efficacy study, the progress of which will be reviewed frequently by the European health authorities. If we fail to successfully complete these activities to the satisfaction of the European health authorities, our license to market Riquent in Europe, if any, could be revoked.
We may not have sufficient financial resources to complete the ongoing Phase 3 clinical benefit trial of Riquent.
     We will need to successfully complete the ongoing Phase 3 clinical benefit study of Riquent prior to FDA approval. We expect that the ongoing Phase 3 clinical benefit trial will involve approximately 600 patients and take several years to complete. Although we recently raised net proceeds of approximately $62.3 million from the sale of common stock and warrants, the actual costs of completing the ongoing Phase 3 clinical benefit trial of Riquent may exceed our current cash resources. In that case, if we expend all of the funds that we recently raised and do not receive funding from a collaborative agreement with a corporate partner or obtain other financing, we would not have the financial resources to complete the ongoing Phase 3 clinical benefit trial or to continue the research and development of Riquent, and it would be difficult or impossible for us to continue to operate.
We will need additional funds to support our operations.
     Our operations to date have consumed substantial capital resources. Before we can obtain FDA approval for Riquent, we will need to successfully complete the ongoing Phase 3 clinical benefit trial and possibly additional trials. Therefore, we expect to expend substantial amounts of capital resources for additional research, product development, pre-clinical testing and clinical trials of Riquent. We may also devote substantial additional capital resources to establish commercial-scale manufacturing capabilities and to market and sell potential products. These expenses may be incurred prior to or after any regulatory approvals that we may receive. Even with the net proceeds of approximately $62.3 million from our recent stock and warrant offering, we expect that we would need additional funds to finance our future operations. Our future capital requirements will depend on many factors, including:
•	the scope and results of our clinical trials;
•	our ability to manufacture sufficient quantities of drug to support clinical trials;
•	our ability to obtain regulatory approval for Riquent;
•	the time and costs involved in applying for regulatory approvals;
•	continued scientific progress in our research and development programs;
•	the size and complexity of our research and development programs;
•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	competing technological and market developments;
•	our ability to establish and maintain collaborative research and development arrangements;
•	our need to establish commercial manufacturing capabilities; and
•	our ability to develop effective marketing and sales programs.
     We expect to incur substantial losses each year for at least the next several years as we continue our planned clinical trial, manufacturing, regulatory, and research and development activities. If we ultimately receive regulatory approval for Riquent, or any of our other drug candidates, our manufacturing, marketing and sales activities are likely to substantially increase our expenses and our need for additional working capital. In the future, it is possible that we will not have adequate resources to support continuation of our business activities.
We may need to sell stock or assets, enter into collaborative agreements, significantly reduce our operations, or merge with another entity to continue operations.
     Our business is highly cash-intensive and we expect that we will need a significant amount of additional cash to continue our operations. There can be no guarantee that additional financing will be available to us on favorable terms, or at all, whether through issuance of additional securities, entry into collaborative arrangements, or otherwise. If adequate funds are not available, we may delay, scale back or eliminate one or more of our research and development programs, which may include delaying or halting the ongoing Phase 3 clinical benefit trial of Riquent, reduce the size of our workforce, sell or license our technologies or obtain funds through other arrangements with collaborative partners or others that require us to relinquish rights to our technologies or potential products. We also may merge with another entity to continue our operations. Any one of these outcomes could have a negative impact on our ability to develop products or achieve profitability if our products are brought to market. If, and to the extent, we obtain additional funding through sales of securities, any investment in us will be diluted, and dilution can be particularly substantial when the price of our common stock is low.
Our freedom to operate our business or profit fully from sales of our products may be limited if we enter into collaborative agreements.
     We may need to collaborate with other pharmaceutical companies to gain access to their financial, research, drug development, manufacturing, or marketing and sales resources. However, we may not be able to negotiate arrangements with any collaborative partners on favorable terms, if at all. Any collaborative relationships that we enter into may include restrictions on our freedom to operate our business or may limit our revenues from potential products. If a collaborative arrangement is established, the collaborative partner may discontinue funding any particular program or may, either alone or with others, pursue alternative technologies or develop alternative drug candidates for the diseases we are targeting. Competing products, developed by a collaborative partner or to which a collaborative partner has rights, may result in the collaborative partner withdrawing support as to all or a portion of our technology.
     Without collaborative arrangements, we must fund our own research, development, manufacturing, and marketing and sales activities, which accelerates the depletion of our cash and requires us to develop our own manufacturing and marketing and sales capabilities. Therefore, if the costs of completing the ongoing clinical benefit trial of Riquent significantly exceed our estimates and we are unable to establish and maintain collaborative arrangements and if other sources of cash are not available, we could experience a material adverse effect on our ability to develop products and, if developed and approved, to manufacture, market and sell them successfully.
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
     Following any regulatory approval of our product candidates, we will be subject to continuing regulatory obligations such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. In addition, we, and any third-party manufacturers, will be required to adhere to regulations setting forth current good manufacturing practices. These regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our product candidates. Furthermore, we, and any third-party manufacturers, will be subject to periodic inspection by regulatory authorities. These inspections may result in compliance issues that would require the expenditure of significant financial or other resources to address. If we, or any third-party manufacturers that we may engage, fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
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
     Even if Riquent or our other drug candidates receive regulatory approval, patients and physicians may not readily or quickly accept our proposed methods of treatment. In order for Riquent or our other drug candidates to be commercially successful, we will need to increase the awareness and acceptance of our drug candidates among physicians, patients and the medical community. Riquent is designed to be administered weekly by intravenous injection. It is possible that providers and patients may resist an intravenously administered therapeutic. It is also possible that physician treatment practices may change and that the use of other drugs, either newly approved or currently on the market for other conditions, may become widely utilized by clinicians for the treatment of patients with lupus and reduce the potential use of Riquent in this patient population. In addition, if we are unable to manufacture drugs at an acceptable cost, physicians may not readily prescribe drugs that we may manufacture due to cost-benefit considerations when compared to other methods of treatment. If we are unable to achieve market acceptance for approved products, our revenues and potential for profitability will be negatively affected.
We lack experience in marketing products for commercial sale.
     In order to commercialize any drug candidate approved by the FDA or foreign regulatory authorities, we must either develop marketing and sales programs or enter into marketing arrangements with others. If we cannot do either of these successfully, we will not generate meaningful sales of any products that may be approved. If we develop our own marketing and sales capabilities, we will be required to employ a sales force, establish and staff a customer service department, and create or identify distribution channels for our drugs. We will compete with other companies that have experienced and well-funded marketing and sales operations. In addition, if we establish our own sales and distribution capabilities, we will incur material expenses and may experience delays or have difficulty in gaining market acceptance for our drug candidates. We currently have no marketing arrangements with others. There can be no guarantee that, if we desire to, we will be able to enter into any marketing agreements on favorable terms, if at all, or that any such agreements will result in payments to us. If we enter into co-promotion or other marketing and sales arrangements with other companies, any revenues that we may receive will be dependent on the efforts of others. There can be no guarantee that these efforts will be successful.
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
     We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of approximately $260.3 million as of December 31, 2005. We expect to incur substantial losses each year for at least the next several years as we conduct clinical trials of our drug candidates, seek regulatory approval and continue our clinical development, manufacturing, regulatory and research activities. In addition, assuming we ultimately receive approval from the FDA or foreign regulatory authorities for Riquent or our other drug candidates, we will be required to develop commercial manufacturing capabilities and marketing and sales programs which may result in substantial additional losses. To achieve profitability we must, among other matters, complete the development of our products, obtain all necessary regulatory approvals and establish commercial manufacturing, marketing and sales capabilities. The amount of losses and the time required by us to reach sustained profitability are highly uncertain and we may never achieve profitability. We do not expect to generate revenues from the sale of Riquent, if approved, or our other products, if any, in the near term, and we may never generate product revenues.
Our success in developing and marketing our drug candidates depends significantly on our ability to obtain patent protection for Riquent and any other developed products. In addition, we will need to successfully preserve our trade secrets and operate without infringing on the rights of others.
     We depend on patents and other unpatented intellectual property to prevent others from improperly benefiting from products or technologies that we may have developed. As of December 31, 2005, we owned 105 issued patents and 75 pending patent applications in the United States and in foreign countries. These patents and patent applications cover various technologies and drug candidates, including Riquent. There can be no assurance, however, that any additional patents will be issued, that the scope of any patent protection will be sufficient to protect us or our technology, or that any current or future issued patent will be held valid if subsequently challenged. There is a substantial backlog of biotechnology patent applications at the United States Patent and Trademark Office that may delay the review and issuance of any patents. The patent position of biotechnology firms like ours is highly uncertain and involves complex legal and factual questions, and no consistent policy has emerged regarding the breadth of claims covered in biotechnology patents or the protection afforded by these patents. We intend to continue to file patent applications as believed appropriate for patents covering both our products and processes. There can be no assurance that patents will be issued from any of these applications, or that the scope of any issued patents will protect our technology.
     We do not necessarily know if others, including competitors, have patents or patent applications pending that relate to compounds or processes that overlap or compete with our intellectual property or which may affect our freedom to operate. We are aware of certain families of patents and patent applications that contain claims covering subject matter that may affect our ability to develop, manufacture and sell our products in the future. We have conducted investigations into these patent families to determine what impact, if any, the patent families could have on our continued development, manufacture and, if approved by the FDA, sale of our drug candidates, including Riquent. Based on our investigations to date, we currently do not believe that these patent families are likely to impede the advancement of our drug candidates, including Riquent.
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
     We also rely on unpatented intellectual property such as trade secrets and improvements, know-how, and continuing technological innovation. While we seek to protect these rights, it is possible that:
•	others, including competitors, will develop inventions relevant to our business;
•	our confidentiality agreements will be breached, and we may not have, or be successful in obtaining, adequate remedies for such a breach; or
•	our trade secrets will otherwise become known or be independently discovered by competitors.
     We could incur substantial costs and devote substantial management time in defending suits that others might bring against us for infringement of intellectual property rights or in prosecuting suits that we might bring against others to protect our intellectual property rights.
Because a number of companies compete with us, many of which have greater resources than we do, and because we face rapid changes in technology in our industry, we cannot be certain that our products will be accepted in the marketplace or capture market share.
     Competition from domestic and foreign biotechnology companies, large pharmaceutical companies and other institutions is intense and is expected to increase. A number of companies and institutions are pursuing the development of pharmaceuticals in our targeted areas. Many of these companies are very large, and have financial, technical, sales and distribution and other resources substantially greater than ours. The greater resources of these competitors could enable them to develop competing products more quickly than we are able to, and to market any competing product more quickly or effectively so as to make it extremely difficult for us to develop a share of the market for our products. These competitors also include companies that are conducting clinical trials and pre-clinical studies for the treatment of lupus. Our competitors may develop or obtain regulatory approval for products more rapidly than we do. If the FDA were to approve a drug that is significantly similar in structure to Riquent for the same indication that Riquent is designed to treat, and such drug received marketing exclusivity under the Orphan Drug Act, the FDA may be prevented from approving Riquent. Also, the biotechnology and pharmaceutical industries are subject to rapid changes in technology. Our competitors may develop and market technologies and products that are more effective or less costly than those we are developing, or that would render our technology and proposed products obsolete or noncompetitive.
We may not be able to take advantage of the orphan drug designation for Riquent.
     In September 2000, the FDA granted us orphan drug designation for Riquent for the treatment of lupus nephritis. The Orphan Drug Act potentially enables us to obtain research funding and tax credits for certain research expenses. In addition, the Orphan Drug Act allows for seven years of exclusive marketing rights to a specific drug for a specific orphan indication. Exclusivity is conferred upon receipt of marketing approval from the FDA. The marketing exclusivity prevents FDA approval during the seven-year period of the same drug, as defined in the FDA regulations, from another company for the same orphan indication. Whether we will be able to take advantage of the benefits afforded by the orphan drug designation will ultimately be determined by the FDA only after further review of our NDA.
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
     In 2005, we received a notice from the Nasdaq Stock Market that our stock price fell below the required minimum bid price. We have since regained compliance with the minimum bid price rule, but we are required to maintain compliance in order to maintain our listing. In addition to the minimum bid price rule, the Nasdaq Stock Market has several other continued listing requirements. Failure to maintain compliance with any Nasdaq listing requirement could cause our stock to be removed from listing on Nasdaq. If this were to happen, we may not be able to secure listing on other exchanges or quotation systems. If our stock is no longer traded on an exchange or quotation system, it may be difficult for our stockholders to sell the shares that they own. This would have a negative effect on the price and liquidity of our stock.

The ownership of our common stock is concentrated.
     As of February 22, 2006, our three largest stockholders beneficially owned approximately 46% of our currently outstanding shares of common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. For example, the sale by any of our large stockholders of a significant portion of that stockholder’s holdings could have a material adverse effect on the market price of our common stock. In addition, two of these stockholders have the ability, either alone or jointly, to appoint four members of our board of directors. Accordingly, these stockholders, either directly or indirectly, have the ability to significantly influence the outcome of all matters submitted to a vote of our stockholders.
Our common stock price is volatile and may decline even if our business is doing well.
     The market price of our common stock has been and is likely to continue to be highly volatile. Recent corporate events have caused our stock price to be particularly volatile. Market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors, among others, can have a significant effect on the market price of our securities:
•	our clinical trial results;
•	actions or decisions by the FDA and other comparable agencies;
•	announcements of technological innovations or new therapeutic products by us or others;
•	developments in patent or other proprietary rights;
•	public concern as to the safety of drugs discovered or developed by us or others;
•	future sales of significant amounts of our common stock by us or our stockholders;
•	developments concerning potential agreements with collaborators;
•	comments by securities analysts and general market conditions; and
•	government regulation, including any legislation that may impact the price of any commercial products that we may seek to sell.
     The realization of any of the risks described in these “Risk Factors” could have a negative effect on the market price of our common stock.

Future sales of our stock by our stockholders could negatively affect the market price of our stock.
     Sales of our common stock in the public market, or the perception that such sales could occur, could result in a drop in the market price of our securities. As of February 22, 2006, there were:
•	Approximately 32,523,381 shares of common stock that have been issued in registered offerings or were otherwise freely tradable in the public markets.
•	Approximately 11,144 shares of common stock eligible for resale in the public market pursuant to SEC Rule 144.
•	4,399,992 shares of common stock underlying warrants which have been registered for resale under a Registration Statement on Form S-3.
•	2,194,171 shares of common stock that may be issued on the exercise of outstanding stock options granted under our various stock option plans at a weighted average exercise price of $15.23 per share.
•	Approximately 3,271,281 shares of common stock reserved for future issuance pursuant to awards granted under our equity incentive and employee stock purchase plans, which shares are covered by effective registration statements under the Securities Act of 1933, as amended (the “Securities Act”).
•	Pursuant to a registration statement on Form S-3 filed on December 10, 2002, we registered an aggregate amount of $125,000,000 of our common stock for issuance from time to time. As of February 22, 2006, there was $53,937,500 of our common stock available for future issuance.
     We cannot estimate the number of shares of common stock that may actually be resold in the public market because this will depend on the market price for our common stock, the individual circumstances of the sellers and other factors. We also have a number of stockholders that own significant blocks of our common stock. If these stockholders sell significant portions of their holdings in a relatively short time, for liquidity or other reasons, the market price of our common stock could drop significantly.
Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
     Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year beginning in 2004 and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with the annual report on Form 10-K for the fiscal year ended December 31, 2004. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting. We evaluated our internal controls over financial reporting as of December 31, 2005 in order to comply with Section 404 and concluded that our disclosure controls and procedures were effective as of such date. In addition, our independent registered public accounting firm reported on our assertion with respect to the effectiveness of our internal controls over financial reporting as of December 31, 2005. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we cannot provide any assurances that we will be able to conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404. If we fail to achieve and maintain a system of effective internal controls, it could have a material adverse effect on our business and stock price.
Anti-takeover devices may prevent changes in our board of directors and management.
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
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     We lease two adjacent buildings in San Diego, California covering a total of approximately 54,000 square feet. One building contains our research and development laboratories and clinical manufacturing facilities and the other contains our corporate offices and warehouse. Both building leases expire in July 2009. Each lease is subject to an escalation clause that provides for annual rent increases. We also lease approximately 1,500 square feet of laboratory space in San Diego, California for research and development purposes. This lease, which was extended in January 2006, expires in July 2006. We believe that these facilities will be adequate to meet our needs for the near term. Over the longer term, management believes that additional space can be secured at commercially reasonable rates.
Item 3. Legal Proceedings.
     We are not currently a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.
     A special meeting of stockholders was commenced on December 2, 2005, adjourned and was completed on December 12, 2005. All of our proposals, as set forth in our proxy statement, were approved as follows:

				Broker
Proposal Description	Votes in Favor*	Votes Against*	Abstaining*	Non-Votes*
Issuance of La Jolla Pharmaceutical Company common stock and warrants to purchase common stock to certain investors pursuant to the Securities Purchase Agreement, dated as of October 6, 2005	38,532,218	2,809,277	343,859	—
Amendment to the La Jolla Pharmaceutical Company Certificate of Incorporation to increase the number of shares of common stock authorized for issuance by 50,000,000	38,642,114	2,751,146	292,095	—
Amendment to the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan to increase the number of shares of common stock available under the plan by 3,200,000 (post-stock split)	36,663,303	4,530,766	491,286	—
Decrease in the number of issued and outstanding shares of La Jolla Pharmaceutical Company common stock by means of a one-for-five reverse stock split	37,318,301	4,074,884	292,169	—
*	The numbers set forth in this column are presented on a pre-reverse stock split basis.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Information About Our Common Stock
     Our common stock trades on the Nasdaq National Market under the symbol “LJPC.” Set forth below are the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years. On December 21, 2005, we implemented a reverse one-for-five stock split. The dollar amounts below have been adjusted to reflect the impact of the reverse stock split.

	Prices
	High	Low
Year Ended December 31, 2005

First Quarter	$9.50	$3.00
Second Quarter	5.35	1.80
Third Quarter	5.00	3.65
Fourth Quarter	4.95	2.60

Year Ended December 31, 2004

First Quarter	$21.70	$12.95
Second Quarter	17.35	12.05
Third Quarter	18.75	8.15
Fourth Quarter	19.40	5.25
     We have never paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. The number of record holders of our common stock as of February 22, 2006 was approximately 168.
Information About Our Equity Compensation Plans
     Information regarding the securities authorized for issuance under our equity compensation plans required by Item 5 is incorporated by reference from our definitive proxy statement for the 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2005.

Item 6. Selected Financial Data.
     The following Selected Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 beginning at page 49 and the consolidated financial statements of the Company and related notes thereto beginning at page F-2 of this report.

	Years Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands, except per share data)
Consolidated Statements of Operations Data:

Expenses:
Research and development	$23,228	$37,696	$32,385	$33,169	$22,598
General and administrative	4,268	6,944	6,908	7,568	5,405

Loss from operations	(27,496)	(44,640)	(39,293)	(40,737)	(28,003)

Interest expense	(30)	(51)	(210)	(190)	(116)
Interest income	2,843	1,373	665	383	756

Net loss	$(24,683)	$(43,318)	$(38,838)	$(40,544)	$(27,363)

Basic and diluted net loss per share	$(3.57)	$(5.15)	$(4.24)	$(3.40)	$(1.77)

Shares used in computing basic and diluted net loss per share (1)	6,921	8,409	9,161	11,941	15,446

Balance Sheet Data:

Working capital	$44,387	$46,490	$28,914	$17,539	$70,124
Total assets	$51,686	$61,864	$41,944	$33,026	$80,928
Noncurrent portion of obligations under capital leases and notes payable	$—	$1,111	$1,341	$716	$142
Stockholders’ equity	$48,545	$53,799	$36,427	$26,001	$77,130

(1)	On December 21, 2005, we effected a one-for-five reverse stock split, which has been applied retroactively to all periods presented.

Quarterly Results of Operations
     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands except per share data):

	Quarters Ended
	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,

2005
Expenses:
Research and development	$7,348	$5,182	$4,969	$5,099
General and administrative	1,908	1,235	1,081	1,181

Loss from operations	(9,256)	(6,417)	(6,050)	(6,280)

Interest income, net	114	163	123	240

Net loss	$(9,142)	$(6,254)	$(5,927)	$(6,040)

Basic and diluted net loss per share	$(0.66)	$(0.42)	$(0.40)	$(0.33)

Shares used in computing basic and diluted net loss per share	13,881	14,781	14,808	18,274

2004
Expenses:
Research and development	$6,801	$6,811	$10,656	$8,901
General and administrative	1,518	1,654	2,280	2,116

Loss from operations	(8,319)	(8,465)	(12,936)	(11,017)

Interest (expense) income, net	(56)	97	104	48

Net loss	$(8,375)	$(8,368)	$(12,832)	$(10,969)

Basic and diluted net loss per share	$(0.76)	$(0.68)	$(1.05)	$(0.89)

Shares used in computing basic and diluted net loss per share (1)	10,949	12,243	12,262	12,280

(1)	On December 21, 2005, we effected a one-for-five reverse stock split, which has been applied retroactively to all periods presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
     Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:
•	Recent developments. This section provides a general description of recent events and significant transactions that we believe are important in understanding our results of operations.

•	Overview. This section provides a general description of our business and operating history.

•	Critical accounting policies and estimates. This section contains a discussion of the accounting policies that we believe are important to our financial condition and results and that require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying financial statements.

•	Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for the quarter and year ended December 31, 2005 to the results for the quarter and year ended December 31, 2004 and comparing the results for the quarter and year ended December 31, 2004 to the results for the quarter and year ended December 31, 2003.

•	Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our outstanding debt and commitments, both firm and contingent, that existed as of December 31, 2005. Included in the discussion of outstanding debt is a discussion of our financial capacity to fund our future commitments and a discussion of other financing arrangements.
Recent Developments
2006
     On January 11, 2006, we announced that we would initiate a multi-dose clinical study of Riquent in lupus patients to evaluate the ability of higher doses of Riquent to further reduce antibodies to dsDNA. This study is part of our overall clinical program which includes the ongoing Phase 3 clinical benefit trial to evaluate the use of Riquent in preventative and acute settings.
2005
     On March 14, 2005, we announced that, based on the outcome of a meeting with the FDA, Riquent was unlikely to receive accelerated approval under the FDA’s Subpart H regulation. We also announced that we planned to continue the clinical benefit trial that was in progress and that we expected to continue discussions with the FDA about ways to enhance the trial, including the addition of a higher dose to the study.
     On March 29, 2005, we announced that we were implementing a restructuring plan to reduce our costs. The restructuring plan included a workforce reduction of 60 employees. Under the plan, we continued our ongoing clinical benefit trial of Riquent without any significant additional patient enrollment or site expansion and we continued activities in our small molecule inflammation program. We also continued activities that would allow a filing of a Marketing Authorization Application in Europe. The termination benefits related to the restructuring plan, primarily severance costs, were approximately $1.5 million, of which approximately $1.3 million was recorded in the first quarter of 2005 and the remainder of which was recorded in the second quarter.
     On April 28, 2005, we announced that we had received a notice from the Nasdaq Stock Market indicating that we were not in compliance with its Minimum Bid Price Rule because, as of the date of the notice, the bid price of our common stock had closed below the minimum $1.00 per share for 30 consecutive business days. In accordance with the Nasdaq Marketplace Rules, we were given 180 calendar days, or until October 24, 2005, to regain compliance with the Minimum Bid Price Rule. On October 25, 2005, we received a letter from the Nasdaq Listing Qualifications Department indicating that we were still not in compliance with the Minimum Bid Price Rule and that we were subject to delisting. We requested a hearing with the Nasdaq Listing Qualifications Panel, which automatically stayed the delisting of our common stock pending the Panel’s review and determination. On December 21, 2005, we announced that Nasdaq had granted us an extension of time to comply with the Minimum Bid Price Rule. On January 12, 2006, we announced that we had regained compliance with the Minimum Bid Price Rule and that we were eligible to remain listed on the Nasdaq National Market.
     On May 31, 2005, we announced that we had received “fast track” designation for Riquent for the treatment of lupus renal disease from the FDA. The FDA’s fast track program is designed to facilitate the development and to expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address an unmet medical need.
     On October 7, 2005, we announced that we had entered into a definitive agreement for the sale of common stock and warrants to purchase common stock to selected institutional and other accredited investors for gross proceeds to us of approximately $66.0 million. The transaction was subject to stockholder approval and other closing conditions. Pursuant to the terms of the agreement, we agreed to issue an aggregate of 17,599,993 shares of newly-issued common stock and warrants to purchase an aggregate of 4,399,992 shares of common stock to Essex Woodlands Health Ventures Fund VI, LP, Frazier Healthcare Ventures, Mr. Alejandro Gonzalez, Special Situations Funds, Domain Public Equity Partners, LP, and Sutter Hill Ventures. The warrants to be issued at the closing were to be immediately exercisable when issued, have an exercise price of $5.00 per share and remain exercisable for five years. In connection with seeking stockholder approval of the transaction, we also proposed that the stockholders approve an amendment to our certificate of incorporation to increase the number of authorized shares of common stock, amendments to our current equity incentive plan to, among other matters, increase the number of shares available for grant under the plan, and a one-for-five reverse stock split. The special stockholder meeting was commenced on December 2, 2005, adjourned and was completed on December 12, 2005. All of the proposals were approved by the stockholders.

     On October 18, 2005, we announced the status of our development program for Riquent, which included an overview of the ongoing Phase 3 clinical benefit trial, a regulatory update and a discussion of our goals for the upcoming 12 months, including completing the financing in December 2005, restarting enrollment in the United States for Riquent’s Phase 3 clinical benefit trial in early 2006 after a final review of the revised protocol by the FDA, expanding the study to Europe and Asia, submitting the MAA for Europe in the first half of 2006, and obtaining data on the ability of higher doses of Riquent to reduce further the levels of antibodies to dsDNA around the end of 2006. In addition, we announced that we expect to be able to conduct an interim analysis for efficacy at a point in time when approximately 70% of the projected number of renal flares have been observed in the Phase 3 trial.
     On December 14, 2005, we announced that data was published in two peer-reviewed articles showing that our novel, orally-active small molecule inhibitors of SSAO/VAP-1 may provide clinical benefit for the treatment of stroke, ulcerative colitis, and other autoimmune diseases and inflammatory diseases.
     On December 14, 2005, we announced that we had completed the sale of shares of common stock and warrants to purchase common stock as noted above, with gross proceeds to us of approximately $66.0 million.
     On December 21, 2005, we announced that we had completed our previously announced one-for-five reverse stock split. The reverse stock split caused every five shares of our outstanding common stock to convert automatically into one share of common stock. As a result, upon the effective time of the stock split, the number of our shares outstanding decreased to one-fifth of the number previously outstanding and the price of our common stock immediately after the reverse stock split increased by five times. Effective upon the opening of the market on December 22, 2005, our shares of common stock were traded on a post-reverse stock split basis on The Nasdaq National Market.
Overview
     Since our inception in May 1989, we have devoted substantially all of our resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. We have never generated any revenue from product sales and have relied on public and private offerings of securities, revenue from collaborative agreements, equipment financings and interest income on invested cash balances for our working capital. We expect that our research and development expenses will increase significantly in the future. For example, we have initiated a clinical trial of Riquent that the FDA has indicated appears to satisfy the requirement that we conduct an additional randomized, double-blind study. This study is expected to involve approximately 600 patients and is expected to take several years to complete. Therefore, we expect to expend substantial amounts of capital resources for the clinical development and manufacturing of Riquent. We may also devote substantial additional capital resources to establish commercial-scale manufacturing capabilities and to market and sell potential products. These expenses may be incurred prior to or after any regulatory approvals that we may receive. In addition, our research and development expenses may increase if we initiate any additional clinical studies of Riquent or if we increase our activities related to any additional drug candidates. Even with the net proceeds of approximately $62.3 million from the recent fundraising, we expect that we will need additional funds to finance our future operations. Our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and the financial information included in this report are not necessarily indicative of our future operating results or financial condition.
     We expect our net loss to fluctuate from quarter to quarter as a result of the timing of expenses incurred and the revenues earned from any potential collaborative arrangements we may establish. Some of these fluctuations may be significant. As of December 31, 2005, our accumulated deficit was approximately $260.3 million.
     Our business is subject to significant risks, including, but not limited to, the risks inherent in research and development efforts, including clinical trials, the lengthy, expensive and uncertain process of seeking regulatory approvals, the need for additional financing or a collaborative partner, uncertainties associated with both obtaining and enforcing patents, the potential enforcement of the patent rights of others against us, uncertainties regarding government reforms regarding product pricing and reimbursement levels, technological change, competition, manufacturing uncertainties, our lack of marketing experience, the uncertainty of receiving future revenue from product sales or other sources such as collaborative relationships, and the uncertainty of future profitability. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons, including the possibilities that the products will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by the proprietary rights of third parties or competing products.
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
     We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of our consolidated financial statements (see Note 1 to our consolidated financial statements).
Impairment and useful lives of long-lived assets
     We regularly review our long-lived assets for impairment. Our long-lived assets include costs incurred to file our patent applications. We evaluate the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. The estimation of the undiscounted future cash flows associated with long-lived assets requires judgment and assumptions that could differ materially from the actual results. While we believe our current and historical operating and cash flow losses are indicators of impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value. The Company has recognized approximately $0.1 million in impairment losses for the year ended December 31, 2005, as a result of our March 2005 restructuring.
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
Accrued clinical/regulatory expenses
     We review and accrue clinical trial and regulatory related expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies and other events. We follow this method since reasonably dependable estimates of the costs applicable to various stages of a clinical trial can be made. Accrued clinical/regulatory costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development costs, however a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to our results of operations.
Recently Issued Accounting Standards
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees and non-employee directors, including grants of stock options, to be recognized in the income statement based on their fair values and requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. Pro forma disclosure is no longer an alternative. SFAS No. 123R will be effective for the first annual period beginning after June 15, 2005. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the amounts of share-based payments granted in the future. However, had we adopted SFAS No. 123R for the year ended December 31, 2005, the net loss would have been increased by approximately $3.8 million. We adopted SFAS 123R effective January 1, 2006.

Results of Operations
Years Ended December 31, 2005, 2004 and 2003
     Research and Development Expense. Our research and development expense decreased to $22.6 million for the year ended December 31, 2005 from $33.2 million in 2004 and $32.4 million in 2003. The decrease in research and development expenses in 2005 from 2004 resulted primarily from a reduction in expenses related to the purchase of raw materials for the production of Riquent and a reduction in consulting and professional services due to a decrease in activities related to the development of Riquent. Also contributing to these decreases were the cost savings related to our March 2005 restructuring. The increase in research and development expenses in 2004 from 2003 was primarily due to the purchase of raw materials for the production of Riquent, noted above. This increase was mostly offset by decreases in costs incurred for clinical studies of Riquent, including the open-label follow-on clinical trial of Riquent which was closed in April 2003 and the unblinding and analysis of the data from the Phase 3 trial of Riquent in the first quarter of 2003.
     Research and development expense of $22.6 million for the year ended December 31, 2005 consisted of $18.4 million for lupus research and development related expense, $3.7 million for SSAO research and development related expense and $0.5 million for thrombosis research and development related expense. Total lupus research and development expense consisted primarily of salaries, severance and other costs related to research, manufacturing and clinical personnel, costs related to the clinical studies of Riquent, fees for consulting and professional outside services, depreciation expense and production and lab supplies. Total SSAO research and development expense consisted primarily of salaries, severance and other costs related to research and development personnel, research supplies, rent and lease expense, depreciation expense and fees for consulting and professional outside services. Total thrombosis related research and development expense consisted primarily of salaries and severance for research and development personnel.
     We expect that our research and development expense will increase significantly in the future. For example, we have initiated a clinical trial of Riquent that the FDA has indicated appears to satisfy the requirement that we conduct an additional randomized, double-blind study. This study is expected to involve approximately 600 patients and take several years to complete. As patient enrollment expands, our expenses for the manufacturing of Riquent will also increase. Additionally, our research and development expenses may increase significantly if we initiate any additional clinical studies of Riquent or if we increase our activities related to the development of additional drug candidates.
     General and Administrative Expense. Our general and administrative expense decreased to $5.4 million for the year ended December 31, 2005 from $7.6 million in 2004 and $6.9 million in 2003. The decrease in general and administrative expense in 2005 from 2004 resulted primarily from a reduction in consulting fees for pre-marketing and other general corporate activities. The increase in general and administrative expense in 2004 from 2003 was due to an increase in consulting and professional fees for pre-marketing, intellectual property and other administrative activities. General and administrative expense will increase in the future to support our ongoing clinical trials as patient enrollment and the manufacturing of Riquent increases. Additionally, general and administrative expense may increase in the future if there is an increase in research and development or commercialization activities.

     Interest Income and Expense. Our interest income increased to $0.8 million for the year ended December 31, 2005 from $0.4 million in 2004 and $0.7 million in 2003. The increase in interest income in 2005 was due to higher average interest rates on our investments and higher average balances of cash and short-term investments as compared to 2004. The decrease in interest income in 2004 was due to lower average interest rates on our investments and lower average balances of cash and short-term investments as compared to 2003. Interest expense decreased to $0.1 million for the year ended December 31, 2005 from $0.2 million each in 2004 and 2003. The lower interest expense in 2005 as compared to 2004 was due to lower principal balances because there were no new debt obligations entered into in 2005. Interest expense was comparable for the years ended December 31, 2004 and 2003.
     Net Operating Loss and Research Tax Credit Carryforwards. As of December 31, 2005, we had available net operating loss carryforwards and research tax credit carryforwards of approximately $245.7 million and $12.6 million, respectively, for federal income tax purposes, which will begin to expire in 2006 unless utilized. Approximately $3.1 million of the federal net operating loss carryforward is set to expire in 2006 unless utilized and approximately $0.1 million of the federal research tax credit carryforward is set to expire in 2006 unless utilized. As of December 31, 2005, we had available net operating loss carryforwards and research tax credit carryforwards of approximately $119.8 million and $6.8 million, respectively, for California income tax purposes, which will begin to expire in 2009 unless utilized. Approximately $0.3 million of the California net operating loss carryforward is set to expire in 2009 unless utilized.
Liquidity and Capital Resources
     From inception through December 31, 2005, we have incurred a cumulative net loss of approximately $260.3 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through December 31, 2005, we had raised $336.6 million in net proceeds from sales of equity securities.
     As of December 31, 2005, we had $72.9 million in cash, cash equivalents and short-term investments, as compared to $23.1 million as of December 31, 2004. Our working capital as of December 31, 2005 was $70.1 million, as compared to $17.5 million as of December 31, 2004. The increase in cash, cash equivalents and short-term investments resulted from net proceeds of $15.8 million we received from the sale of approximately 2,450,000 shares of our common stock in February 2005 and net proceeds of $62.3 million we received from the sale of 17,599,993 shares of our common stock and 4,399,992 warrants to purchase common stock in December 2005, partially offset by the use of our financial resources to fund our manufacturing and clinical trial activities and research and development efforts, and for other general corporate purposes. We invest our cash in United States government-backed securities, debt instruments of financial institutions and corporations with strong credit ratings and money market funds. As of December 31, 2005, we classified all of our investments as available-for-sale securities because we expect to sell them in order to support our current operations regardless of their maturity dates. As of December 31, 2005, available-for-sale securities and cash equivalents of $18.2 million have stated maturity dates of one year or less and $53.6 million have maturity dates after one year. Securities that have a maturity date greater than one year have their interest rate reset periodically within time periods not exceeding 90 days.
     As of December 31, 2005, we had acquired an aggregate of $15.0 million in property and equipment, of which $3.5 million of equipment is financed under notes payable obligations. In addition, we lease our office and laboratory facilities and certain equipment under operating leases. We have also entered into a $1.4 million purchase commitment with a potential third party manufacturer of materials for Riquent. The purpose of the agreement is to qualify the manufacturer as a manufacturer that we could use in the commercial production of Riquent if we obtain regulatory approval. The agreement includes a cancellation fee of $0.4 million. We have also entered into non-cancelable purchase commitments for an aggregate of $0.8 million with third party manufacturers of materials to be used in the production of Riquent. We intend to use our current financial resources to fund our obligations under these purchase commitments. In the future, we may increase our investments in property and equipment if we expand our research and development and manufacturing facilities and capabilities.
     The following table summarizes our contractual obligations as of December 31, 2005. Long-term debt and capital lease obligations include interest.

		Payment due by period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt Obligations	$678	$530	$148	$—	$—
Operating Lease Obligations	2,899	742	2,157	—	—
Purchase Obligations	1,240	1,240	—	—	—
Total	$4,817	$2,512	$2,305	$—	$—
     We intend to use our financial resources to fund the current clinical trials of Riquent, possible future clinical trials, manufacturing activities, research and development efforts and for working capital and other general corporate purposes. The amounts that we actually spend for each purpose may vary significantly depending on numerous factors, including the timing of any regulatory applications and approvals, the outcome of our meetings with regulatory authorities, results from current and future clinical trials, the continued analysis of the clinical trial data of Riquent, and technological developments. Expenditures also will depend on any establishment of collaborative arrangements and contract research as well as the availability of other funding or financings. If our cash requirements exceed our current projections, we may need additional financing sooner than currently expected. There can be no assurance that future funds will be available to us on acceptable terms, if at all. In the future, it is possible that we will not have adequate resources to support continuation of our business activities.
     We anticipate that our existing cash, cash investments, including the net proceeds of $62.3 million that we received from the sale of common stock and warrants in December 2005, and the interest earned thereon, will be sufficient to fund our operations as currently planned into the first quarter of 2008. This projection is based on the assumption that we do not raise any additional funds, either through the sale of additional securities or a collaborative agreement with a corporate partner and that we do not engage in any significant commercialization activities or significant activities in our other research programs.
     We have no current means of generating cash flow from operations. Our lead drug candidate, Riquent, will not generate revenues, if at all, until it has received regulatory approval and has been successfully manufactured, marketed and sold. This process, if completed, will take a significant amount of time. Our other drug candidates are much less developed than Riquent. There can be no assurance that our product development efforts with respect to Riquent or any other drug candidate will be successfully completed, that required regulatory approvals will be obtained or that any product, if introduced, will be successfully marketed or achieve commercial acceptance. Accordingly, we must continue to rely on outside sources of financing to meet our capital needs for the foreseeable future.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     We invest our excess cash in interest-bearing investment-grade securities which we sell from time to time to support our current operations. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Although the investment-grade securities which we hold are subject to changes in the financial standing of the issuer of such securities, we do not believe that we are subject to any material risks arising from the maturity dates of the debt instruments or changes in interest rates because the interest rates of the securities in which we invest that have a maturity date greater than one year are reset periodically within time periods not exceeding 90 days. We currently do not invest in any securities that are materially and directly affected by foreign currency exchange rates or commodity prices.
Item 8. Financial Statements and Supplementary Data.
     The financial statements and supplementary data required by this item are set forth above under the caption “Quarterly Results of Operations” on page 48 and at the end of this report beginning on page F-2 and is incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     (a) Disclosure Controls and Procedures; Changes in Internal Controls
     Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2005. There was no change in our internal controls over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     (b) Management Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
     Based on our assessment, management concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.
     The independent registered public accounting firm that audited the consolidated financial statements that are included in this Annual Report on Form 10-K has issued an audit report on our internal control over financial reporting and on our assessment of our internal control over financial reporting. The report appears below.
(c)	Report Of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting
The Board of Directors and Stockholders
La Jolla Pharmaceutical Company
     We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that La Jolla Pharmaceutical Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). La Jolla Pharmaceutical Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that La Jolla Pharmaceutical Company maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, La Jolla Pharmaceutical Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of La Jolla Pharmaceutical Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of La Jolla Pharmaceutical Company and our report dated March 2, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
March 2, 2006

Item 9B. Other Information.
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
     Except for information concerning our executive officers, which is included under the caption “Executive Officers of the Registrant” beginning on page 26 of this report, the information required by Item 10 is incorporated by reference to our definitive proxy statement for our 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2005.
Item 11. Executive Compensation.
     The information required by Item 11 is incorporated by reference to our definitive proxy statement for our 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2005.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information required by Item 12 is incorporated by reference to our definitive proxy statement for our 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2005.
Item 13. Certain Relationships and Related Transactions.
     None.
Item 14. Principal Accountant Fees and Services.
     The information required by Item 14 is incorporated by reference to our definitive proxy statement for our 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2005.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (a) Documents filed as part of this report.
          1. The following consolidated financial statements of La Jolla Pharmaceutical Company are filed as part of this report under Item 8 — Financial Statements and Supplementary Data:
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

LA JOLLA PHARMACEUTICAL COMPANY
	By:	/s/ Steven B. Engle
March 10, 2006		Steven B. Engle
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Steven B. Engle	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 10, 2006

/s/ Gail A. Sloan	Vice President of Finance and Secretary	March 10, 2006
Gail A. Sloan	(Principal Financial and Accounting Officer)

/s/ Thomas H. Adams	Director	March 10, 2006
Thomas H. Adams, Ph.D.

/s/ Robert A. Fildes	Director	March 10, 2006
Robert A Fildes, Ph.D.

/s/ Stephen M. Martin	Director	March 10, 2006
Stephen M. Martin

/s/ Nader J. Naini	Director	March 10, 2006
Nader J. Naini

/s/ Craig R. Smith	Director	March 10, 2006
Craig R. Smith, M.D.

/s/ Martin Sutter	Director	March 10, 2006
Martin Sutter

/s/ James N. Topper	Director	March 10, 2006
James N. Topper, M.D., Ph.D.

/s/ Frank E. Young	Director	March 10, 2006
Frank E. Young, M.D., Ph.D.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
La Jolla Pharmaceutical Company
We have audited the accompanying consolidated balance sheets of La Jolla Pharmaceutical Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of La Jolla Pharmaceutical Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with generally accepted accounting principles in the United States.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of La Jolla Pharmaceutical Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
March 2, 2006

La Jolla Pharmaceutical Company
Consolidated Balance Sheets
(In thousands, except share and par value amounts)

	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$6,411	$2,861
Short-term investments	66,466	20,204
Other current assets	903	783

Total current assets	73,780	23,848

Property and equipment, net	4,037	6,059
Patent costs and other assets, net	3,111	3,119

	$80,928	$33,026

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$866	$1,455
Accrued clinical/regulatory expenses	227	647
Accrued expenses	1,284	2,061
Accrued payroll and related expenses	778	1,210
Current portion of obligations under capital leases	—	14
Current portion of obligations under notes payable	501	922

Total current liabilities	3,656	6,309

Non-current portion of notes payable	142	716

Commitments

Stockholders’ equity:
Preferred stock, $0.01 par value; 8,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 225,000,000 shares authorized, 32,533,047 and 12,301,770 shares issued and outstanding at December 31, 2005 and 2004, respectively	325	123
Additional paid-in capital	337,117	258,850
Other comprehensive loss	—	(23)
Accumulated deficit	(260,312)	(232,949)

Total stockholders’ equity	77,130	26,001

	$80,928	$33,026

See accompanying notes.

La Jolla Pharmaceutical Company
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003

Expenses:
Research and development	$22,598	$33,169	$32,385
General and administrative	5,405	7,568	6,908

Total expenses	28,003	40,737	39,293

Loss from operations	(28,003)	(40,737)	(39,293)
Interest expense	(116)	(190)	(210)
Interest income	756	383	665

Net loss	$(27,363)	$(40,544)	$(38,838)

Basic and diluted net loss per share	$(1.77)	$(3.40)	$(4.24)

Shares used in computing basic and diluted net loss per share (1)	15,446	11,941	9,161

See accompanying notes.

(1) On December 21, 2005, the Company effected a one-for-five reverse stock split, which has been applied retroactively to all periods presented.

La Jolla Pharmaceutical Company
Consolidated Statements of Stockholders’ Equity
(In thousands)
For the Years Ended December 31, 2003, 2004 and 2005

			Additional	Other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity

Balance at December 31, 2002	8,492	$85	$207,245	$36	$(153,567)	$53,799
Issuance of common stock, net	1,630	16	20,889	—	—	20,905
Issuance of common stock under Employee Stock Purchase Plan	63	1	464	—	—	465
Exercise of stock options	40	—	205	—	—	205
Net loss	—	—	—	—	(38,838)	(38,838)
Net unrealized losses on available-for-sale securities	—	—	—	(109)	—	(109)

Comprehensive loss						(38,947)

Balance at December 31, 2003	10,225	102	228,803	(73)	(192,405)	36,427
Issuance of common stock, net	2,000	20	29,343	—	—	29,363
Issuance of common stock under Employee Stock Purchase Plan	76	1	574	—	—	575
Exercise of stock options	1	—	12	—	—	12
Stock compensation expense	—	—	118	—	—	118
Net loss	—	—	—	—	(40,544)	(40,544)
Net unrealized gains on available-for-sale securities	—	—	—	50	—	50

Comprehensive loss						(40,494)

Balance at December 31, 2004	12,302	123	258,850	(23)	(232,949)	26,001
Issuance of common stock in offerings, net	20,050	200	77,955	—	—	78,155
Issuance of common stock under Employee Stock Purchase Plan	95	1	287	—	—	288
Exercise of stock options	3	—	6	—	—	6
Stock compensation expense	83	1	19	—	—	20
Net loss	—	—	—	—	(27,363)	(27,363)
Net unrealized gains on available-for-sale securities	—	—	—	23	—	23

Comprehensive loss						(27,340)

Balance at December 31, 2005	32,533	$325	$337,117	$—	$(260,312)	$77,130

See accompanying notes.

La Jolla Pharmaceutical Company
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2005	2004	2003

Operating activities
Net loss	$(27,363)	$(40,544)	$(38,838)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,109	2,083	1,918
Loss on write-off/disposal of patents, licenses and property and equipment	405	198	176
Stock compensation expense	20	118	—
Accretion of interest income	(125)	26	74
Changes in operating assets and liabilities:
Other current assets	(120)	174	(238)
Accrued clinical/regulatory expenses	(420)	123	(1,930)
Accounts payable and accrued expenses	(1,366)	2,373	(1,531)
Accrued payroll and related expenses	(432)	(482)	360

Net cash used for operating activities	(27,292)	(35,931)	(40,009)

Investing activities
Purchases of short-term investments	(82,350)	(37,365)	(56,152)
Sales of short-term investments	36,236	45,297	69,385
Maturities of short-term investments	—	—	5,587
Additions to property and equipment	(123)	(1,882)	(1,809)
Increase in patent costs and other assets	(361)	(723)	(549)

Net cash (used for) provided by investing activities	(46,598)	5,327	16,462

Financing activities
Net proceeds from issuance of common stock	78,449	29,950	21,575
Proceeds from issuance of notes payable	—	478	1,161
Payments on notes payable	(995)	(903)	(643)
Payments on obligations under capital leases	(14)	(81)	(135)

Net cash provided by financing activities	77,440	29,444	21,958

Increase (decrease) in cash and cash equivalents	3,550	(1,160)	(1,589)
Cash and cash equivalents at beginning of period	2,861	4,021	5,610

Cash and cash equivalents at end of period	$6,411	$2,861	$4,021

Supplemental disclosure of cash flow information:
Interest paid	$116	$190	$210

Supplemental schedule of noncash investing and financing activities:
Capital lease obligations incurred for property and equipment	$—	$—	$170

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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, La Jolla Limited, which was incorporated in England in October 2004. There were no significant transactions related to La Jolla Limited since its inception.
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
Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents consist of cash and highly liquid investments which include money market funds and debt securities with maturities from purchase date of three months or less and are stated at market. Short-term investments mainly consist of debt securities with maturities from purchase date of greater than three months. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, management has classified the Company’s cash equivalents and short-term investments as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are stated at fair market value, with unrealized gains and losses reported in other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and have been immaterial for each of the years presented. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies (continued)
Fair Value of Financial Instruments
Financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. Short-term investments are carried at fair value. None of the Company’s debt instruments that were outstanding at December 31, 2005 have readily ascertainable market values; however, the carrying values are considered to approximate their fair values.
Concentration of Risk
Cash, cash equivalents and short-term investments are financial instruments which potentially subject the Company to concentrations of credit risk. The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. The Company invests its excess cash in United States government-backed securities, debt instruments of financial institutions and corporations that it believes have strong credit ratings and money market funds. The Company has established guidelines relative to the diversification of its cash investments and their maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. To date, the Company has not experienced any impairment losses on its cash, cash equivalents and short-term investments.
Impairment of Long-Lived Assets and Assets to Be Disposed Of
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and records the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment and assumptions that could differ materially from the actual results. Although the Company believes its current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value. The Company has recognized approximately $0.1 million in impairment losses for the year ended December 31, 2005.
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

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies (continued)
Property and equipment is comprised of the following (in thousands):

	December 31,
	2005	2004

Laboratory equipment	$6,477	$6,636
Computer equipment and software	4,825	4,818
Furniture and fixtures	473	473
Leasehold improvements	3,184	3,139

	14,959	15,066
Less: Accumulated depreciation	(10,922)	(9,007)

	$4,037	$6,059

Depreciation expense for the years ending December 31, 2005, 2004 and 2003 was $1,991,000, $1,978,000, and $1,807,000, respectively.
Patents
The Company has filed numerous patent applications with the United States Patent and Trademark Office and in foreign countries. Legal costs and expenses incurred in connection with pending patent applications have been capitalized. Costs related to successful patent applications are amortized using the straight-line method over the lesser of the remaining useful life of the related technology or the remaining patent life, commencing on the date the patent is issued. Total successful patent application costs and accumulated amortization were $1,733,000 and $652,000 at December 31, 2005 and $1,350,000 and $545,000 at December 31, 2004, respectively. Total pending patent application costs were $1,915,000 and $2,062,000 at December 31, 2005 and 2004, respectively. Capitalized costs related to patent applications are charged to operations at the time a determination is made not to pursue such applications. Amortization expense for the years ending December 31, 2005, 2004 and 2003 was $107,000, $94,000, and $89,000, respectively. The expected future annual amortization expense of successful patent applications for each of the succeeding five years is estimated to be approximately $124,000.
Accrued Clinical/Regulatory Expenses
The Company reviews and accrues clinical trial and regulatory related expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies and other events. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a clinical trial can be made. Accrued clinical/regulatory costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development costs, however a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to the Company’s results of operations.
Stock-Based Compensation
As allowed under SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, the Company has elected to continue to account for stock option grants in accordance with Accounting

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies (continued)
Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (“APB 25”). The Company generally grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant and, therefore, under APB 25, has not historically recognized compensation expense for such stock option grants.
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

	December 31,
	2005	2004	2003

(i) Risk-free interest rate	4.1%	3.9%	2.7%
(ii) Volatility factor of the expected market price of the Company’s common stock	1.190	1.279	1.225
(iii) Weighted-average expected life (years)	5.9	5.9	4.9
(iv) Dividend yield	0.0%	0.0%	0.0%
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
For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options’ vesting period. The Company’s pro forma information follows (in thousands except for net loss per share information):

	Years Ended December 31,
	2005	2004	2003

Net loss as reported	$(27,363)	$(40,544)	$(38,838)
Stock-based compensation expense determined under fair value based method for all awards	(3,843)	(6,895)	(7,046)

Pro forma net loss	$(31,206)	$(47,439)	$(45,884)

Basic and diluted net loss per share as reported	$(1.77)	$(3.40)	$(4.24)

Pro forma basic and diluted net loss per share	$(2.02)	$(3.97)	$(5.01)

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
In January 2005, October 2003 and October 2002, the Company granted a non-qualified stock option to purchase 1,000 shares of common stock to a consultant at an exercise price equal to fair market value of the stock at the date of each grant. The Company recognized approximately $8,000, $12,000 and $14,000 in compensation expense for these stock option grants for the years ended December 31, 2005, 2004, and 2003, respectively.
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
On December 14, 2005, the Company issued 83,518 shares of restricted stock to certain members of management in exchange for services provided over the vesting period, pursuant to the retention agreements dated October 6, 2005. The shares fully vest one year from the date of grant and are subject to repurchase by the Company until the one-year anniversary of the date of issuance. In accordance with APB 25, the Company recognized approximately $12,000 in compensation expense for these restricted stock grants for the year ended December 31, 2005.
Reverse Stock Split
On December 12, 2005, the Company’s stockholders approved a one-for-five reverse stock split of the Company’s common stock, effective as of the close of business on December 21, 2005. All share amounts and the common stock and additional paid in capital accounts in the accompanying consolidated financial statements (except for shares of authorized common stock) have been restated to give effect to the stock split.
Net Loss Per Share
Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the periods in accordance with SFAS No. 128, Earnings per Share and Staff Accounting Bulletin (“SAB”) No. 98. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options, common stock subject to repurchase by the Company, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.
Because the Company has incurred a net loss for all three years presented in the Consolidated Statements of Operations, stock options, common stock subject to repurchase and warrants are not included in the

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies (continued)
computation of net loss per share because their effect is anti-dilutive. The shares used to compute basic and diluted net loss per share represent the weighted average common shares outstanding, reduced by the weighted average unvested common shares subject to repurchase. Weighted average unvested common shares subject to repurchase for the year ended December 31, 2005 were 4,119. There were no unvested common shares subject to repurchase for the years ended December 31, 2004 or 2003.
Comprehensive Loss
In accordance with SFAS No. 130, Reporting Comprehensive Income (Loss), unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss).
Recently Issued Accounting Standards
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees and non-employee directors, including grants of stock options, to be recognized in the income statement based on their fair values and requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. Pro forma disclosure is no longer an alternative. SFAS No. 123R will be effective for the first annual period beginning after June 15, 2005. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the amounts of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R for the year ended December 31, 2005, the net loss would have been increased by approximately $3.8 million. The Company adopted SFAS 123R effective January 1, 2006.
2. Cash Equivalents and Short-term Investments
The following is a summary of the Company’s available-for-sale securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

December 31, 2005
Money market accounts	$5,337	$—	$—	$5,337
United States corporate debt securities	12,821	—	—	12,821
Government-asset-backed securities	53,645	—	—	53,645

	$71,803	$—	$—	$71,803

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
2. Cash Equivalents and Short-term Investments (continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
December 31, 2004
Money market accounts	$1,505	$—	$—	$1,505
United States corporate debt securities	9,097	—	18	9,079
Government-asset-backed securities	10,012	—	—	10,012
United States Treasury securities and obligations of United States government agencies	1,118	—	5	1,113

	$21,732	$—	$23	$21,709

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Included in cash and cash equivalents at December 31, 2005 and 2004 were $5,337,000 and $1,505,000, respectively, of securities classified as available-for-sale as the Company expects to sell them in order to support its current operations regardless of their maturity date. As of December 31, 2005, available-for-sale securities and cash equivalents of $18,158,000 mature in one year or less and $53,645,000 are due after one year. Securities that have a maturity date greater than one year have their interest rate reset periodically within time periods not exceeding 90 days.
3. Commitments
Leases
In July 1992, the Company entered into a non-cancelable operating lease for the rental of its research and development laboratories and clinical manufacturing facilities. In October 1996, the Company entered into an additional non-cancelable operating lease for additional office space. In 2004, the Company exercised its options to extend these leases until July 2009.
In September 2002, the Company entered into an additional non-cancelable operating lease for additional research space. In January 2006, the Company extended the term of this lease to July 2006.
In July 2003, the Company entered into a capital lease agreement for $111,000 to finance the purchase of certain equipment. The agreement is secured by the equipment, bears interest at 7.00% per annum, and is payable in quarterly installments of principal and interest of approximately $15,000 for eight quarters. The final quarterly installment was made in March 2005.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
3. Commitments (continued)
Annual future minimum lease payments as of December 31, 2005 are as follows (in thousands):

Operating
Years ended December 31,	Leases

2006	$742
2007	813
2008	845
2009	499
2010 and there after	—

Total	$2,899

Rent expense under all operating leases totaled $1,046,000, $1,205,000 and $1,415,000 for the years ended December 31, 2005, 2004 and 2003, respectively. There was no equipment under capital leases included in property and equipment as of December 31, 2005. Equipment acquired under capital leases included in property and equipment totaled $86,000 (net of accumulated amortization of $34,000) at December 31, 2004. Amortization expense associated with these assets is included in depreciation and amortization expense for each of the three years in the period ended December 31, 2005.
4. Long-Term Debt
The following is a summary of the notes payable obligations that are secured by the financed property and equipment of approximately $3.5 million as of December 31, 2005:

			Original
			Note
Date of Note	Interest Rate (%)	Monthly Payments	Amount
			(in thousands)

September 27, 2002	9.45	$28,000 first 36 months; $17,000 last six months	$958
December 30, 2002	9.70	$20,000 first 36 months; $13,000 last six months	698
April 23, 2003	9.70	$17,000 first 36 months, $11,000 last six months	583
June 27, 2003	9.70	$10,000 first 36 months; $6,000 last six months	345
September 26, 2003	8.27	$4,000 for 42 months	150
December 18, 2003	8.27	$2,000 for 42 months	83
March 31, 2004	8.27	First 36 months at $5,000; last six months at $4,000	189
June 25, 2004	8.77	First 36 months at $4,000; last six months at $2,000	132
September 28, 2004	8.44	First 36 months at $5,000; last six months at $1,000	157

			$3,295

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
4. Long-Term Debt (continued)
Annual future minimum notes payable payments as of December 31, 2005 are as follows (in thousands):

Notes
Years ended December 31,	Payable
2006	$530
2007	145
2008	3

Total	678
Less amount representing interest	(35)

Present value of net minimum notes payable payments	643
Less current portion	(501)

Noncurrent portion of notes payable	$142

5. Restructuring Charges
In March 2005, the Company restructured its operations in order to reduce costs. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded total restructuring charges of approximately $1.5 million in connection with the termination of 60 employees (approximately $1.2 million), the impairment of certain long-term assets (approximately $0.1 million), and retention payments for key executives (approximately $0.2 million). This action followed an announcement by the Company that, based on the outcome of a meeting with the FDA, the Company’s lead drug candidate, Riquent, was unlikely to receive accelerated approval under the FDA’s Subpart H regulation.
Approximately $1.0 million of the total restructuring charges was included in research and development expense and approximately $0.5 million was included in general and administrative expense.
As of December 31, 2005, the Company had paid all of the $1.4 million cash restructuring charges (consisting of approximately $1.2 million in severance and related costs and $0.2 million in retention payments for key executives). The non-cash charge of $0.1 million for write-downs of impaired assets as a result of the restructuring was included in research and development expense in the first quarter of 2005.
6. Stockholders’ Equity
Preferred Stock
As of December 31, 2005, the Company’s Board of Directors is authorized to issue 8,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series.
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
Warrants
In connection with the December 2005 private placement, the Company issued warrants to purchase 4,399,992 shares of the Company’s common stock. The warrants were immediately exercisable upon grant, have an exercise price of $5.00 per share and remain exercisable for five years. As of December 31, 2005, all of the warrants were outstanding and 4,399,992 shares of common stock are reserved for issuance upon exercise of the warrants.
Restricted Stock
On December 14, 2005, the Company issued 83,518 shares of restricted stock to certain members of management in exchange for services provided over the vesting period, pursuant to the retention agreements dated October 6, 2005. The shares fully vest one year from the date of grant and are subject to repurchase by the Company until the one-year anniversary of the date of issuance. In accordance with APB 25, the Company recognized approximately $12,000 in compensation expense for these restricted stock grants for the year ended December 31, 2005.
Stock Option Plans
In June 1994, the Company adopted the 1994 Stock Incentive Plan (the “1994 Plan”), under which 1,640,000 shares of common stock were authorized for issuance. The 1994 Plan expired in June 2004 and there were 1,262,050 options outstanding under the 1994 Plan as of December 31, 2005.
In May 2004, the Company adopted the 2004 Equity Incentive Plan (the “2004 Plan”), under which 4,160,000 shares of common stock have been authorized for issuance. The 2004 Plan provides for the grant of incentive and non-qualified stock options, as well as other stock-based awards, to employees, directors, consultants and advisors of the Company with a 10  year contractual life and various vesting periods as determined by the Company’s Compensation Committee and/or Board of Directors, as well as automatic fixed grants to non-employee directors of the Company. There were 885,978 options outstanding under the 2004 Plan as of December 31, 2005.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
6. Stockholders’ Equity (continued)
A summary of the Company’s stock option activity (including shares of restricted stock) and related data follows:

		Outstanding Options
	Options		Weighted-
	Available	Number of	Average
	For Grant	Shares	Exercise Price
Balance at December 31, 2002	109,372	1,282,330	$24.76
Additional shares authorized	220,000	—	—
Granted	(335,133)	335,133	$19.58
Exercised	—	(40,083)	$4.80
Cancelled	82,137	(82,137)	$27.89

Balance at December 31, 2003	76,376	1,495,243	$23.96
Additional shares authorized	400,000	—	—
Granted	(361,929)	361,929	$14.83
Exercised	—	(972)	$12.41
Cancelled	60,698	(60,698)	$21.32
Expired	(44,020)	—	—

Balance at December 31, 2004	131,125	1,795,502	$22.22
Additional shares authorized	3,760,000	—	—
Granted	(743,981)	743,981	$3.35
Restricted stock granted	(83,518)	—	—
Exercised	—	(3,106)	$2.37
Cancelled	388,349	(388,349)	$20.15
Expired	(261,744)	—	—

Balance at December 31, 2005	3,190,231	2,148,028	$16.09

	Years Ended December 31,
	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Exercisable at end of year	1,276,090	$22.24	1,213,889	$24.25	959,533	$23.58
Weighted-average fair value of options granted during the year	$2.81		$13.24		$16.34

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
6. Stockholders’ Equity (continued)
Exercise prices and weighted-average remaining contractual lives for the options outstanding (excluding shares of restricted stock) as of December 31, 2005 follow:

		Weighted-			Weighted-
		Average			Average
		Remaining	Weighted-		Exercise
		Contractual	Average		Price of
Options	Range of	Life	Exercise	Options	Options
Outstanding	Exercise Prices	(in years)	Price	Exercisable	Exercisable

304,516	$ 1.72 – $2.40	9.01	$2.25	78,480	$2.16
517,154	$ 2.42 – $4.20	8.64	$3.81	127,261	$2.78
383,638	$ 5.60 – $14.85	7.43	$14.37	166,851	$14.01
235,695	$15.00 – $23.13	4.25	$19.77	223,814	$19.84
244,286	$23.44 – $25.45	6.62	$24.41	216,986	$24.52
272,555	$25.63 – $35.25	5.87	$31.64	272,528	$31.64
190,184	$35.50 – $60.31	5.53	$37.52	190,170	$37.52

2,148,028	$ 1.72 – $60.31	7.24	$16.09	1,276,090	$22.24

At December 31, 2005, the Company has reserved 5,338,259 shares of common stock for future issuance upon exercise of options granted or to be granted under the 1994 and 2004 Plans.
Employee Stock Purchase Plan
Effective August 1, 1995, the Company adopted the 1995 Employee Stock Purchase Plan, as amended (the “Purchase Plan”). Under the Purchase Plan, a total of 440,000 shares of common stock are reserved for sale to eligible employees, as defined in the Purchase Plan. Employees may purchase common stock under the Purchase Plan every three months (up to but not exceeding 10% of each employee’s base salary, or hourly compensation, and any cash bonus paid) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months. During the years ended December 31, 2005 and 2004, 94,650 and 75,707 shares of common stock were issued under the Purchase Plan, respectively. As of December 31, 2005, 351,965 shares of common stock have been issued under the Purchase Plan and 88,035 shares of common stock are available for future issuance.

	Years Ended December 31,
Weighted-Average	2005	2004	2003
Weighted-average fair value of Employee Stock Purchase Plan purchases	$3.04	$7.57	$7.44
Stockholder Rights Plan
The Company has adopted a Stockholder Rights Plan (the “Rights Plan”), which was amended in July 2000, December 2005 and March 2006. The Rights Plan provides for a dividend of one right (a “Right”)

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
6. Stockholders’ Equity (continued)
to purchase fractions of shares of the Company’s Series A Preferred Stock for each share of the Company’s common stock. Under certain conditions involving an acquisition by any person or group of 15% or more of the common stock (or in the case of State of Wisconsin Investment Board, 20% or more, Essex Woodland Health Ventures Fund V, L.P., 29% or more, Frazier Healthcare V, L.P., 19% or more, or Alejandro Gonzalez, 19% or more), the Rights permit the holders (other than the 15% holder, or, in the case of State of Wisconsin Investment Board, 20% holder, Essex Woodland Health Ventures Fund V, L.P., 29% holder, Frazier Healthcare V, L.P., 19% holder, or Alejandro Gonzalez, 19% holder) to purchase the Company’s common stock at a 50% discount upon payment of an exercise price of $30 per Right. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquirer at a 50% discount. Under certain conditions, the Rights may be redeemed by the Board of Directors in whole, but not in part, at a price of $0.001 per Right. The Rights have no voting privileges and are attached to and automatically trade with the Company’s common stock. The Rights expire on December 2, 2008.
7. 401(k) Plan
The Company has established a 401(k) defined contribution retirement plan (the “401(k) Plan”), which was amended in May 1999 to cover all employees. The 401(k) Plan was also amended in December 2003 to increase the voluntary employee contributions from a maximum of 20% to 50% of annual compensation (as defined). This increase was effective beginning January 1, 2004. The Company does not match employee contributions or otherwise contribute to the 401(k) Plan.
8. Income Taxes
At December 31, 2005, the Company had federal and California income tax net operating loss carryforwards of approximately $245,719,000 and $119,833,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes. The Company also had federal and California research tax credit carryforwards of approximately $12,585,000 and $6,845,000, respectively. The federal net operating loss and research tax credit carryforwards will continue to expire from 2005 through 2025 unless previously utilized. The California net operating loss will begin to expire in 2009 unless previously utilized.
Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and research tax credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
8. Income Taxes (continued)
Significant components of the Company’s deferred tax assets are shown below (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$92,892	$82,634
Research and development credits	17,033	15,692
Capitalized research and development	5,558	5,643

Total deferred tax assets	115,483	103,969

Net deferred tax assets	115,483	103,969
Valuation allowance for deferred tax assets	(115,483)	(103,969)

Net deferred taxes	$—	$—

A valuation allowance of $115,483,000 as of December 31, 2005 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

3.3	Form of Common Stock Certificate (3)

4.1	Rights Agreement, dated as of December 3, 1998, between the Company and American Stock Transfer & Trust Company (4)

4.2	Amendment No. 1 to the Rights Agreement, dated as of July 21, 2000, between the Company and American Stock Transfer & Trust Company (5)

4.3	Amendment No. 2 to the Rights Agreement, dated as of December 14, 2005, between the Company and American Stock Transfer & Trust Company (6)

4.4	Amendment No. 3 to the Rights Agreement, dated as of March 1, 2006, between the Company and American Stock Transfer & Trust Company (1)

10.1	Form of Indemnification Agreement (7)*

10.2	Industrial Real Estate Lease, effective July 27, 1992, by and between the Company and BRE Properties, Inc. (8)

10.3	First Amendment to Lease, dated March 15, 1993, by and between the Company and BRE Properties, Inc. (8)

10.4	Second Amendment to Lease, dated July 18, 1994, by and between the Company and BRE Properties, Inc. (9)

10.5	Third Amendment to Lease, dated January 26, 1995, by and between the Company and BRE Properties, Inc. (10)

10.6	Fourth Amendment to Lease, dated July 8, 2004, by and between the Company and EOP-Industrial Portfolio, LLC (11)

10.7	Building Lease Agreement, effective November 1, 1996, by and between the Company and WCB II-S BRD Limited Partnership (12)

10.8	First Amendment to Lease, dated May 4, 2001, by and between the Company and Spieker Properties, L.P. (11)

10.9	Second Amendment to Lease, dated July 8, 2004, by and between the Company and EOP-Industrial Portfolio, LLC (11)

10.10	La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (Amended and Restated as of May 16, 2003) (13)*

10.11	La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (Amended and Restated as of May 19, 2005) (14)*

10.12	La Jolla Pharmaceutical Company 2004 Equity Incentive Plan*

10.13	Form of Option Grant under the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (15)*

10.14	Reserved.

10.15	Reserved.

10.16	Steven B. Engle Employment Agreement (8)*

10.17	Amendment No. 1 to Steven B. Engle Employment Agreement (16)*

10.18	Amendment No. 2 to Steven B. Engle Employment Agreement (17)*

10.19	Amendment No. 3 to Steven B. Engle Employment Agreement (13)*

10.20	Amended and Restated Employment Agreement, dated February 23, 2006, by and between the Company and Matthew Linnik, Ph.D. (1)*

10.21	Amended and Restated Employment Agreement, dated February 23, 2006, by and between the Company and Bruce Bennett, Jr. (1)*

10.22	Amended and Restated Employment Agreement, dated February 23, 2006, by and between the Company and Josefina Elchico (1)*

10.23	Amended and Restated Employment Agreement, dated February 23, 2006, by and between the Company and Paul Jenn, Ph.D. (1)*

10.24	Amended and Restated Employment Agreement, dated February 23, 2006, by and between the Company and Theodora Reilly (1)*

Exhibit Number	Description
10.25	Amended and Restated Employment Agreement, dated February 23, 2006, by and between the Company and Gail Sloan (1)*

10.26	Supplement to employment offer letter for Kenneth R. Heilbrunn (18)*

10.27	Retention Agreement, dated October 6, 2005, by and between the Company and Steven B. Engle (19)*

10.28	Retention Agreement, dated October 6, 2005, by and between the Company and Matthew Linnik, Ph.D. (19)*

10.29	Retention Agreement, dated October 6, 2005, by and between the Company and Bruce Bennett (19)*

10.30	Retention Agreement, dated October 6, 2005, by and between the Company and Josefina T. Elchico (19)*

10.31	Retention Agreement, dated October 6, 2005, by and between the Company and Paul Jenn, Ph.D. (19)*

10.32	Retention Agreement, dated October 6, 2005, by and between the Company and Theodora Reilly (19)*

10.33	Retention Agreement, dated October 6, 2005, by and between the Company and Gail Sloan (19)*

10.34	Retention Agreement, dated October 6, 2005, by and between the Company and Andrew Wiseman, Ph.D., dated October 6, 2005 (19)*

10.35	Reserved.

10.36	Underwriting Agreement, dated January 28, 2005, by and between the Company and Pacific Growth Equities, LLC (20)

10.37	Underwriting Agreement, dated as of February 19, 2004, between the Company and Pacific Growth Equities, LLC (21)

10.38	Underwriting Agreement, dated as of August 7, 2003, between the Company and Pacific Growth Equities, LLC (22)

10.39	Registration Rights Agreement, dated October 6, 2005, between the Company and the initial purchasers (19)

10.40	Form of Registration Rights Agreement, dated January 2002, between the Company and the initial purchasers (23)

10.41	Form of Registration Rights Agreement, dated February 5, 2001, between the Company and the initial purchasers (24)

10.42	Form of Registration Rights Agreement, dated July 19, 2000, between the Company and the initial purchasers (24)

10.43	Form of Registration Rights Agreement, dated February 10, 2000, between the Company and the initial purchasers (24)

10.44	Securities Purchase Agreement, dated as of October 6, 2005, between the Company and the initial purchasers (19)

10.45	Form of Stock Purchase Agreement, dated January 2002, between the Company and the initial purchasers (23)

10.46	Form of Stock Purchase Agreement, dated February 5, 2001, between the Company and the initial purchasers (24)

10.47	Form of Stock Purchase Agreement, dated July 19, 2000, between the Company and the initial purchasers (24)

10.48	Form of Stock Purchase Agreement, dated February 10, 2000, between the Company and the initial purchasers (24)

10.51	Reserved.

10.52	Master Security Agreement, effective as of September 6, 2002, by and between the Company and General Electric Capital Corporation (25)

10.53	Promissory Note, dated as of September 28, 2004, by and between the Company and General Electric Capital Corporation (26)

10.54	Promissory Note, dated as June 25, 2004, between the Company and General Electric Capital Corporation (11)

10.55	Promissory Note, dated as March 31, 2004, between the Company and General Electric Capital Corporation (27)

Exhibit Number	Description
10.56	Promissory Note, dated as of December 18, 2003, between the Company and General Electric Capital Corporation (28)

10.57	Promissory Note, dated as of September 26, 2003, between the Company and General Electric Capital Corporation (24)

10.58	Promissory Note, dated as of June 27, 2003, between the Company and General Electric Capital Corporation (13)

10.59	Promissory Note, dated as of April 23, 2003, between the Company and General Electric Capital Corporation (29)

10.60	Promissory Note, dated as of December 30, 2002, between the Company and General Electric Capital Corporation (29)

10.61	Amendment to Promissory Note, dated as of September 27, 2002, by and between the Company and General Electric Capital Corporation (25)

10.62	Promissory Note, dated as of September 26, 2002, by and between the Company and General Electric Capital Corporation (25)

21.1	Subsidiaries of La Jolla Pharmaceutical Company (15)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Previously filed with the Company’s Current Report on Form 8-K filed March 1, 2006 and incorporated by reference herein.

(2)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(3)	Previously filed with the Company’s Registration Statement on Form S-3 (Registration No. 333-131246) filed January 24, 2006 and incorporated by reference herein.

(4)	Previously filed with the Company’s Registration Statement on Form 8-A (Registration No. 000-24274) filed December 4, 1998 and incorporated by reference herein.

(5)	Previously filed with the Company’s Current Report on Form 8-K filed January 26, 2001 and incorporated by reference herein. The changes effected by the Amendment are also reflected in the Amendment to Application for Registration on Form 8-A/A filed on January 26, 2001.

(6)	Previously filed with the Company’s Current Report on Form 8-K filed December 16, 2005 and incorporated by reference herein.

(7)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated by reference herein.

(8)	Previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-76480) filed June 3, 1994 and incorporated by reference herein.

(9)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated by reference herein.

(10)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated by reference herein.

(11)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated by reference herein.

(12)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated by reference herein.

(13)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein.

(14)	Previously filed with the Company’s Current Report on Form 8-K filed May 20, 2005 and incorporated by reference herein.

(15)	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.

(16)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated by reference herein.

(17)	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference herein.

(18)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated by reference herein.

(19)	Previously filed with the Company’s Current Report on Form 8-K filed October 7, 2005 and incorporated by reference herein.

(20)	Previously filed with the Company’s Current Report on Form 8-K filed January 28, 2005 and incorporated by reference herein.

(21)	Previously filed with the Company’s Current Report on Form 8-K filed February 20, 2004 and incorporated by reference herein.

(22)	Previously filed with the Company’s Current Report on Form 8-K filed August 12, 2003 and incorporated by reference herein.

(23)	Previously filed with the Company’s Current Report on Form 8-K filed January 16, 2002 and incorporated by reference herein.

(24)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated by reference herein.

(25)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated by reference herein.

(26)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated by reference herein.

(27)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated by reference herein.

(28)	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference herein.

(29)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated by reference herein.