Form 10-Q
period 2006-03-31
LA JOLLA PHARMACEUTICAL CO
filed 2006-05-09
CIK 920465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                Accelerated filer ☑                 Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 1, 2006 was 32,576,702.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS — UNAUDITED
LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$2,293	$6,411
Short-term investments	63,936	66,466
Other current assets	556	903

Total current assets	66,785	73,780

Property and equipment, net	3,668	4,037
Patent costs and other assets, net	3,199	3,111

Total assets	$73,652	$80,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,236	$866
Accrued clinical/regulatory expenses	666	227
Accrued expenses	1,652	1,284
Accrued payroll and related expenses	759	778
Accrued severance expenses	915	—
Current portion of obligations under notes payable	354	501

Total current liabilities	5,582	3,656

Noncurrent portion of obligations under notes payable	85	142

Commitments

Stockholders’ equity:
Common stock	326	325
Additional paid-in capital	338,839	337,117
Accumulated deficit	(271,180)	(260,312)

Total stockholders’ equity	67,985	77,130

Total liabilities and stockholders’ equity	$73,652	$80,928

Note: The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States.
See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Expenses:
Research and development	$7,890	$7,348
General and administrative	3,725	1,908

Total expenses	11,615	9,256

Loss from operations	(11,615)	(9,256)

Interest income	760	150
Interest expense	(13)	(36)

Net loss	$(10,868)	$(9,142)

Basic and diluted net loss per share	$(0.33)	$(0.66)

Shares used in computing basic and diluted net loss per share (1)	32,480	13,881

(1)	On December 21, 2005, the Company effected a one-for-five reverse stock split, which has been applied retroactively to the quarter ended March 31, 2005 for purposes of this presentation.
See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net loss	$(10,868)	$(9,142)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	509	539
Loss on write-off/disposal of property and equipment and patents	1	155
Share-based compensation expense	1,655	2
Accretion of interest income	(20)	(38)
Change in operating assets and liabilities:
Other current assets	347	488
Accounts payable and accrued expenses	738	(1,399)
Accrued clinical/regulatory expenses	439	(194)
Accrued payroll and related expenses	(19)	328
Accrued restructuring expenses	—	1,174
Accrued severance expenses	915	—

Net cash used for operating activities	(6,303)	(8,087)

Investing activities:
Purchases of short-term investments	(16,700)	(20,800)
Sales of short-term investments	19,250	14,535
Additions to property and equipment	(105)	(72)
Increase in patent costs and other assets	(124)	(398)

Net cash provided by (used for) investing activities	2,321	(6,735)

Financing activities:
Net proceeds from issuance of common stock	68	15,900
Payments on obligations under capital leases	—	(14)
Payments on obligations under notes payable	(204)	(252)

Net cash (used for) provided by financing activities	(136)	15,634

Net (decrease) increase in cash and cash equivalents	(4,118)	812
Cash and cash equivalents at beginning of period	6,411	2,861

Cash and cash equivalents at end of period	$2,293	$3,673

Supplemental disclosure of cash flow information:
Interest paid	$13	$36

Supplemental schedule of noncash investing and financing activities:
Net unrealized gains on available-for-sale investments	$—	$23

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2006
1. Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of La Jolla Pharmaceutical Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, the severance accrual – see Note 3 for further details, and the restructuring accrual – see Note 4 for further details) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2006. For more complete financial information, these condensed consolidated financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
2. Accounting Policies
Principles of Consolidation
The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary, La Jolla Limited, which was incorporated in England in 2004. There have been no significant transactions related to La Jolla Limited since its inception.
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
New Accounting Standard
On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 changed the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition methods. The adoption of SFAS 154 did not affect the Company’s Condensed Consolidated Financial Statements in the first quarter of 2006. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.
Share-Based Compensation
On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which is a revision of SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation (“SFAS 123”). SFAS 123R requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and purchases under the La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (the “ESPP”), based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and SFAS 123, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.
The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Statement of Operations as of and for the three months ended March 31, 2006 reflects the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Statement of Operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $1.7 million. As of March 31, 2006, there was $6.5 million of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.6 years.
Prior to January 1, 2006, the Company had adopted the disclosure-only provision of SFAS 123. Accordingly, the Company had not previously recognized compensation expense, except for compensation expense related to stock options granted to consultants and restricted stock granted to certain members of management.
Options or stock awards issued to non-employees, other than non-employee directors, have been determined in accordance with Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Deferred charges for options granted to such non-employees are periodically remeasured as the options vest. In January 2006 and January 2005, the Company granted a non-qualified stock option to purchase 1,000 shares of common stock to a consultant at an exercise price equal to fair market value of the stock at the date of each grant. The Company recognized approximately $1,000 and $2,000 in compensation expense for these stock option grants for the quarters ended March 31, 2006 and 2005, respectively.
On December 14, 2005, the Company issued 83,518 shares of restricted stock to certain members of management in exchange for services provided over the vesting period, pursuant to the retention agreements dated October 6, 2005. The shares of restricted stock fully vest (i.e., the restrictions lapse) one year from the date of grant and are subject to repurchase by the Company until the one-year anniversary of the date of issuance. Pursuant to a separation agreement dated March 17, 2006, the Company’s repurchase right with respect to 29,120 shares of restricted stock granted to the former Chairman and Chief Executive Officer immediately lapsed upon his resignation on March 14, 2006. As such and in accordance with his employment agreement, the Company accelerated the vesting of these shares of restricted stock. In accordance with SFAS 123R, the Company recognized approximately $148,000 in compensation expense for these restricted stock grants for the quarter ended March 31, 2006, which includes compensation expense for the acceleration of vesting noted above.
The table below reflects net loss and diluted net loss per share (in thousands, except per share amounts) for the three months ended March 31, 2005 assuming the Company determined compensation expense in accordance with SFAS 123:

Three Months Ended
March 31, 2005
Net loss—as reported	$(9,142)
Net loss—pro forma	$(10,536)

Basic and diluted net loss per share—as reported	$(0.66)
Basic and diluted net loss per share—pro forma	$(0.76)

The assumptions used to calculate share-based compensation expense for 2005 are discussed below.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods as share-based compensation expense in the Company’s Condensed Consolidated Statement of Operations. For the three months ended March 31, 2006, the Company’s Condensed Consolidated Statement of Operations included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for all share-based payment awards granted prior to the adoption of SFAS 123R will continue to be recognized using the straight-line single-option method of attributing the value of share-based compensation to expense. Compensation expense for all share-based payment awards granted after December 31, 2005 is recognized using the straight-line single-option method. As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first three months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
As permitted by SFAS 123R, the Company utilizes the Black-Scholes option-pricing model as its method of valuation for share-based payment awards granted. The Black-Scholes model was previously utilized for the Company’s pro forma information required under SFAS 123. The Company’s determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the employee and director stock options granted by the Company have characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the employee and director stock options granted by the Company. Although the fair value of the employee and director stock options granted by the Company is determined in accordance with SFAS 123R using an option-pricing model, that value may not be indicative of the fair value observed in a willing-buyer/willing-seller market transaction.
Valuation and Expense Information Under SFAS 123R and APB 25
The following table summarizes share-based compensation expense (in thousands) related to employee and director stock options, restricted stock and ESPP purchases under SFAS 123R for the three months ended March 31, 2006:

Three Months Ended
March 31, 2006
Research and development	$395
General and administrative	1,259

Share-based compensation expense included in operating expenses	$1,654

The Company estimated the fair value of each option grant and ESPP purchase right on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

     Options:

	March 31,
	2006	2005
Risk-free interest rate	4.6%	4.2%
Dividend yield	0.0%	0.0%
Volatility	115.3%	140.2%
Expected life (years)	5.5 - 6.1	5.9
     ESPP:

	March 31,
	2006	2005
Risk-free interest rate	4.5%	4.2%
Dividend yield	0.0%	0.0%
Volatility	50.7%	140.2%
Expected life	3 months	5.9 years
The weighted-average fair values of options granted were $5.24 and $8.65 for the three months ended March 31, 2006 and 2005, respectively. The weighted-average purchase price of shares purchased through the ESPP were $3.07 and $2.98 for the three months ended March 31, 2006 and 2005, respectively.
The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s employee and director stock options and ESPP purchases. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.
The Company used the historical stock price volatility as the expected volatility assumption required in the Black-Scholes option-pricing model consistent with SFAS 123R. Prior to fiscal 2006, the Company used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The selection of the historical volatility approach was based on the availability of historical stock prices for the duration of the Company’s expected term and the Company’s assessment that historical volatility is more representative of future stock price trends than other available methods. The volatility for option grants made during the three months ended March 31, 2006 was 115.3%. The volatility for stock purchased through the ESPP during the three months ended March 31, 2006 was 50.7%.
The expected life of employee and director stock options represents the weighted-average period the stock options are expected to remain outstanding. Under the SAB 107 simplified method, the expected life calculated by the Company for option grants made during the three months ended March 31, 2006 was 5.8 years for the new employee grants, 6.1 years for the new officer grants, and 5.5 years for the director grants. The expected life for ESPP purchase rights represents the length of each purchase period. Because employees purchase stock quarterly, the expected term for ESPP purchase rights is three months.
Because share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first three months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
Reverse Stock Split
On December 12, 2005, the Company’s stockholders approved a one-for-five reverse stock split. The reverse stock split was effective as of the close of business on December 21, 2005. The effect of the reverse stock split, for the purposes of the presentation of basic and diluted net loss per share and shares used in computing such net loss per share, in the Condensed Consolidated Statement of Operations has been applied retroactively to the quarter ended March 31, 2005.

Net Loss Per Share
Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the periods in accordance with SFAS No. 128, Earnings per Share, and SAB No. 98. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted-average number of common shares outstanding for the period, without consideration for common share equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options, common stock subject to repurchase by the Company, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive.
Because the Company has incurred a net loss for both periods presented in the Condensed Consolidated Statements of Operations, stock options, common stock subject to repurchase and warrants are not included in the computation of net loss per share because their effect is anti-dilutive. The shares used to compute basic and diluted net loss per share represent the weighted-average common shares outstanding, reduced by the weighted-average unvested common shares subject to repurchase. The number of weighted-average unvested common shares subject to repurchase for the quarter ended March 31, 2006 was 58,176. There were no unvested common shares subject to repurchase for the quarter ended March 31, 2005.
Comprehensive Loss
In accordance with SFAS No. 130, Reporting Comprehensive Income (Loss), unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). The Company’s comprehensive net loss totaled $10,868,000 and $9,119,000 for the three-month periods ended March 31, 2006 and 2005, respectively.
3. Severance Charges
On March 17, 2006, the Company entered into a separation agreement with its former Chairman and Chief Executive Officer following his resignation on March 14, 2006. The Company recorded total severance charges of approximately $0.9 million in connection with the separation agreement, which is included in general and administrative expense for the quarter ended March 31, 2006. In accordance with the separation agreement, the Company expects to make the severance payment in September 2006.
4. Restructuring Charges
In March 2005, the Company restructured its operations in order to reduce costs. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the Company recorded total restructuring charges of approximately $1.5 million in connection with the termination of 60 employees (approximately $1.2 million), the impairment of certain long-term assets (approximately $0.1 million), and retention payments for key executives (approximately $0.2 million). This action followed an announcement by the Company that, based on the outcome of a meeting with the FDA, the Company’s lead drug candidate, Riquent®, was unlikely to receive accelerated approval under the FDA’s Subpart H regulation.
In fiscal 2005, approximately $1.0 million of the total restructuring charges was included in research and development expense and approximately $0.5 million was included in general and administrative expense. The restructuring plan was completed in September 2005 and actual total charges paid were approximately $1.4 million. The non-cash charge of $0.1 million for write-downs of impaired assets as a result of the restructuring was included in research and development expense in the first quarter of 2005.
5. Stockholders’ Equity
Stock Option Plans
In 1994, the Company adopted the La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (the

“1994 Plan”), under which, as amended, 1,640,000 shares of common stock (post-reverse stock split) were authorized for issuance. The 1994 Plan expired in June 2004 and there remained 1,217,507 options outstanding under the 1994 Plan as of March 31, 2006.
In 2004, the Company adopted the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (the “2004 Plan”), under which, as amended, 4,160,000 shares of common stock (post-reverse stock split) have been authorized for issuance. The 2004 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to employees, directors, consultants and advisors of the Company with up to a 10 year contractual life and various vesting periods as determined by the Company’s Compensation Committee or the board of directors, as well as automatic fixed grants to non-employee directors of the Company. As of March 31, 2006, there were a total of 1,711,215 options outstanding under the 2004 Plan and 2,343,516 shares remained available for future grant.
Exercise prices and weighted-average remaining contractual lives for the options outstanding (excluding shares of restricted stock) as of March 31, 2006 were:

					Weighted-
		Weighted-			Average
		Average	Weighted-		Exercise
		Remaining	Average		Price of
Options	Range of Exercise	Contractual Life	Exercise	Options	Options
Outstanding	Prices	(in years)	Price	Exercisable	Exercisable

433,472	$1.72 - $ 3.45	7.64	$2.38	247,722	$2.34
396,170	$3.55 - $ 5.20	9.54	$4.19	122,103	$4.20
810,000	$ 5.26	9.96	$5.26	—	—
460,633	$5.38 - $18.13	6.53	$14.79	308,293	$15.13
433,249	$18.40 - $29.03	5.55	$23.37	410,742	$23.47
395,198	$29.50 - $60.31	5.57	$34.88	395,198	$34.88

2,928,722	$1.72 - $60.31	7.77	$12.86	1,484,058	$19.66

Employee Stock Purchase Plan
In 1995, the Company adopted the ESPP, under which, as amended, 440,000 shares of common stock are reserved for sale to eligible employees, as defined in the ESPP. Employees may purchase common stock under the ESPP every three months (up to but not exceeding 10% of each employee’s base salary or hourly compensation, and any cash bonus paid) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months. During the quarter ended March 31, 2006, 22,177 shares of common stock were issued under the ESPP at prices ranging from $3.06 to $3.19 per share. As of March 31, 2006, 374,142 shares of common stock have been issued under the ESPP and 65,858 shares of common stock are available for future issuance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     The forward-looking statements in this report involve significant risks, assumptions and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. The analyses of clinical results of Riquent®, previously known as LJP 394, our drug candidate for the treatment of systemic lupus erythematosus (“lupus”), and any other drug candidate that we may develop, including the results of any trials or models that are ongoing or that we may initiate in the future, could result in a finding that these drug candidates are not effective in large patient populations, do not provide a meaningful clinical benefit, or may reveal a potential safety issue requiring us to develop new candidates. The analysis of the data from our Phase 3 trial of Riquent showed that the trial did not reach statistical significance with respect to its primary endpoint, time to renal flare, or with respect to its secondary endpoint, time to treatment with high-dose corticosteroids or cyclophosphamide. The results from our clinical trials of Riquent, including the results of any trials that are ongoing or that we may initiate in the future, may not ultimately be sufficient to obtain regulatory clearance to market Riquent either in the United States or Europe, and we may be required to conduct additional clinical studies to demonstrate the safety and efficacy of Riquent in order to obtain marketing approval. There can be no assurance, however, that we will have the necessary resources to complete any current or future trials or that any such trials will sufficiently demonstrate the safety and efficacy of Riquent. Our blood test to measure the binding affinity for Riquent is experimental, has not been validated by independent laboratories and will likely be reviewed as part of the Riquent approval process. Our SSAO inhibitor program is at a very early stage of development and involves comparable risks. Analysis of our clinical trials could have negative or inconclusive results. Any positive results observed to date in our clinical trials or animal models may not be indicative of future results. In any event, regulatory authorities may require clinical trials in addition to our current clinical trial, or may not approve our drugs. Our ability to develop and sell our products in the future may be adversely affected by the intellectual property rights of third parties. Additional risk factors include the uncertainty and timing of: obtaining required regulatory approvals, including delays associated with any approvals that we may obtain; our ability to pass all necessary regulatory inspections; the availability of sufficient financial resources; the increase in capacity of our manufacturing capabilities for possible commercialization; successfully marketing and selling our products; our lack of manufacturing, marketing and sales experience; our ability to make use of the orphan drug designation for Riquent; generating future revenue from product sales or other sources such as collaborative relationships; future profitability; and our dependence on patents and other proprietary rights. Readers are cautioned to not place undue reliance upon forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described in our Annual Report on Form 10-K for the year ended December 31, 2005 and in other reports and registration statements that we file with the Securities and Exchange Commission from time to time.
Developments in 2006
     On January 11, 2006, we announced that we would initiate a multi-dose clinical study of Riquent in lupus patients to evaluate the ability of higher doses of Riquent to further reduce antibodies to double stranded DNA. This study is part of our overall clinical development program of Riquent, which includes the ongoing Phase 3 clinical benefit trial to evaluate the use of Riquent in preventative and acute settings.
     On January 12, 2006, we announced that we had regained compliance with the Nasdaq Stock Market minimum bid price rule and that we were eligible to remain listed on the Nasdaq National Market.
     On March 15, 2006, we announced that Deirdre Y. Gillespie, M.D. was appointed to serve as our new President and Chief Executive Officer following the resignation of Steven B. Engle on March 14, 2006.

Overview
     Since our inception in May 1989, we have devoted substantially all of our resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. We have never generated any revenue from product sales and have relied on public and private offerings of securities, revenue from collaborative agreements, equipment financings and interest income on invested cash balances for our working capital. We expect that our research and development expenses will increase significantly in the future. For example, we have initiated a Phase 3 clinical trial of Riquent which the FDA has indicated appears to satisfy the requirement that we conduct an additional randomized, double-blind study. This study is expected to involve approximately 600 patients and take several years to complete. Therefore, we expect to expend substantial amounts of capital resources for the clinical development and manufacturing of Riquent. We may also devote substantial additional capital resources to establish commercial-scale manufacturing capabilities and to market and sell potential products. These expenses may be incurred prior to or after any regulatory approvals that we may receive. In addition, our research and development expenses may increase if we initiate any additional clinical studies of Riquent or if we increase our activities related to any additional drug candidates. Even with the net proceeds of approximately $62.3 million from the fundraising that we completed in December 2005, we expect that we will need additional funds to finance our future operations. Our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and the financial information included in this report are not necessarily indicative of our future operating results or financial condition.
     We expect our net loss to fluctuate from quarter to quarter as a result of the timing of expenses incurred and the revenues earned from any potential collaborative arrangements we may establish. Some of these fluctuations may be significant. As of March 31, 2006, our accumulated deficit was approximately $271.2 million.
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
Share-Based Compensation
     We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Our Condensed Consolidated Statement of Operations as of and for the three months ended March 31, 2006 reflects the impact of SFAS 123R. In accordance with the modified prospective transition method, our Condensed Consolidated Statement of Operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $1.7 million. As of March 31, 2006, there was $6.5 million of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We currently expect to recognize the remaining unrecognized compensation cost over a weighted-average period of 1.6 years. Additional share-based compensation expense for any new share-based payment awards granted after March 31, 2006 under all equity compensation plans cannot be predicted at this time because it will depend on, among other matters, the amounts of share-based payment awards granted in the future.

     Prior to January 1, 2006, we had adopted the disclosure-only provision of SFAS 123. Accordingly, we had not previously recognized compensation expense, except for compensation expense related to stock options granted to consultants and restricted stock granted to certain members of management. Had we recognized compensation expense in accordance with SFAS 123 for the three months ended March 31, 2005, our net loss would be increased by $1.4 million or $0.10 per basic and diluted shares.
Results of Operations
     For the three months ended March 31, 2006, research and development expenses increased to $7.9 million from $7.3 million for the same period in 2005. The increase was primarily due to an increase in Riquent-related drug production and clinical trial expenses. The increase was also due to share-based compensation expense of approximately $0.4 million recorded in the first quarter of 2006 in connection with the adoption of SFAS 123R on January 1, 2006. These increases were offset by a decrease in termination benefits, mainly severance, of approximately $0.9 million recorded in March 2005 in connection with the termination of 44 research and development personnel and the savings in salaries and related expenses as a result of this reduction in personnel.
     Research and development expense of $7.9 million for the three months ended March 31, 2006 consisted of $6.7 million for lupus research and development related expense and $1.2 million for SSAO research and development related expense. Total lupus research and development expense consisted primarily of salaries, share-based compensation expense and other costs related to research, manufacturing and clinical personnel, production and clinical trial costs related to Riquent and consulting and professional outside services. Total SSAO related research and development expense consisted primarily of salaries, share-based compensation expense and other costs for research and development personnel and research supplies.
     We expect that our research and development expense will increase significantly in the future. For example, we have initiated a Phase 3 clinical trial of Riquent which the FDA has indicated appears to satisfy the requirement that we conduct an additional randomized, double-blind study. This study is expected to involve approximately 600 patients and take several years to complete. As patient enrollment expands, we will be required to manufacture more Riquent and our manufacturing expenses will increase. Additionally, our research and development expenses may increase significantly if we initiate any additional clinical studies of Riquent or if we increase our activities related to the development of additional drug candidates.
     For the three months ended March 31, 2006, general and administrative expense increased to $3.7 million from $1.9 million for the same period in 2005. The increase was primarily due to share-based compensation expense of approximately $1.3 million recorded in the first quarter of 2006 in connection with the adoption of SFAS 123R. The increase was also due to the expense recorded in the first quarter of 2006 for severance to our former Chairman and Chief Executive Officer and an increase in consulting and professional outside services. These increases were offset by a decrease in termination benefits, mainly severance, of approximately $0.4 million recorded in March 2005 in connection with the termination of 16 general and administrative personnel and the savings in salaries and related expenses as a result of this reduction in personnel.
     We expect that our general and administrative expense will increase in the future to support our ongoing clinical trials as patient enrollment and the manufacturing of Riquent increases. Additionally, general and administrative expense may increase in the future if there is an increase in research and development or commercialization activities.
     Interest income, net increased to $0.7 million for the three months ended March 31, 2006 from $0.1 million for the same period in 2005 primarily due to higher average balances of cash, cash equivalents and short-term investments as compared to 2005.
Liquidity and Capital Resources
     From inception through March 31, 2006, we have incurred a cumulative net loss of approximately

$271.2 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through March 31, 2006, we have raised approximately $336.7 million in net proceeds from sales of equity securities.
     At March 31, 2006, we had $66.2 million in cash, cash equivalents and short-term investments, as compared to $72.9 million at December 31, 2005. Our working capital at March 31, 2006 was $61.2 million, as compared to $70.1 million at December 31, 2005. The decrease in cash, cash equivalents and short-term investments resulted from the use of our financial resources to fund our clinical and manufacturing activities, research and development efforts and for other general corporate purposes. We invest our cash in United States government-backed securities, debt instruments of corporations with strong credit ratings and money market funds. As of March 31, 2006, we classified all of our investments as available-for-sale securities because we expect to sell them in order to support our current operations regardless of their maturity dates. As of March 31, 2006, available-for-sale securities and cash equivalents of $19.1 million have stated maturity dates of one year or less and $46.5 million have maturity dates after one year. Securities that have a maturity date greater than one year have their interest rate reset periodically within time periods not exceeding 90 days.
     As of March 31, 2006, we had acquired an aggregate of $15.1 million in property and equipment, of which approximately $2.5 million of equipment is financed under notes payable obligations. In addition, we lease our office and laboratory facilities and certain equipment under operating leases. We have also entered into a $1.4 million purchase commitment with a potential third party manufacturer of materials for Riquent. The purpose of the agreement was to qualify the manufacturer as a manufacturer that we could use in the commercial production of Riquent if we obtain regulatory approval. The agreement includes a cancellation fee of $0.4 million. We have also entered into non-cancelable purchase commitments for an aggregate of $0.5 million with third-party manufacturers of materials to be used in the production of Riquent. We intend to use our current financial resources to fund our obligations under these purchase commitments. In the future, we may increase our investments in property and equipment if we expand our research and development and manufacturing facilities and capabilities.
     The following table summarizes our contractual obligations at March 31, 2006. Long-term debt obligations include interest.

	Payment due by period (in thousands)
		Less than		3-5	More than
	Total	1 Year	1-3 Years	Years	5 Years
Long-Term Debt Obligations	$461	$373	$88	$—	$—
Operating Lease Obligations	2,769	812	1,957	—	—
Purchase Obligations	919	919	—	—	—

Total	$4,149	$2,104	$2,045	$—	$—

     We intend to use our financial resources to fund the current clinical trials of Riquent, possible future clinical trials, manufacturing activities, research and development efforts and for working capital and other general corporate purposes. The amounts that we actually spend for each purpose may vary significantly depending on a number of factors, including the timing of any regulatory applications and approvals, the outcome of our meetings with regulatory authorities, results from current and future clinical trials, the continued analysis of the clinical trial data of Riquent, and technological developments. Expenditures also will depend on any establishment of collaborative arrangements and contract research as well as the availability of other funding or financings.
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
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2006. There was no change in our internal controls over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

3.3	Form of Common Stock Certificate (3)

4.1	Rights Agreement, dated as of December 3, 1998, between the Company and American Stock Transfer & Trust Company (4)

4.2	Amendment No. 1 to the Rights Agreement, dated as of July 21, 2000, between the Company and American Stock Transfer & Trust Company (5)

4.3	Amendment No. 2 to the Rights Agreement, dated as of December 14, 2005, between the Company and American Stock Transfer & Trust Company (6)

4.4	Amendment No. 3 to the Rights Agreement, dated as of March 1, 2006, between the Company and American Stock Transfer & Trust Company (1)

10.1	Form of Indemnification Agreement (7)*

10.2	Industrial Real Estate Lease, effective July 27, 1992, by and between the Company and BRE Properties, Inc. (8)

10.3	First Amendment to Lease, dated March 15, 1993, by and between the Company and BRE Properties, Inc. (8)

10.4	Second Amendment to Lease, dated July 18, 1994, by and between the Company and BRE Properties, Inc. (9)

10.5	Third Amendment to Lease, dated January 26, 1995, by and between the Company and BRE Properties, Inc. (10)

10.6	Fourth Amendment to Lease, dated July 8, 2004, by and between the Company and EOP-Industrial Portfolio, LLC (11)

10.7	Building Lease Agreement, effective November 1, 1996, by and between the Company and WCB II-S BRD Limited Partnership (12)

10.8	First Amendment to Lease, dated May 4, 2001, by and between the Company and Spieker Properties, L.P. (11)

10.9	Second Amendment to Lease, dated July 8, 2004, by and between the Company and EOP-Industrial Portfolio, LLC (11)

10.10	La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (Amended and Restated as of May 16, 2003) (13)*

10.11	La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (Amended and Restated as of May 19, 2005) (14)*

10.12	La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (31)*

10.13	Form of Option Grant under the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (15)*

10.14	Reserved.

10.15	Reserved.

10.16	Steven B. Engle Employment Agreement (8)*

10.17	Amendment No. 1 to Steven B. Engle Employment Agreement (16)*

10.18	Amendment No. 2 to Steven B. Engle Employment Agreement (17)*

10.19	Amendment No. 3 to Steven B. Engle Employment Agreement (13)*

10.20	Amended and Restated Employment Agreement, dated February 23, 2006, by and between the Company and Matthew Linnik, Ph.D. (1)*

Exhibit
Number	Description
10.21	Amended and Restated Employment Agreement, dated February 23, 2006, by and between the Company and Bruce Bennett, Jr. (1)*

10.22	Amended and Restated Employment Agreement, dated February 23, 2006, by and between the Company and Josefina Elchico (1)*

10.23	Amended and Restated Employment Agreement, dated February 23, 2006, by and between the Company and Paul Jenn, Ph.D. (1)*

10.24	Amended and Restated Employment Agreement, dated February 23, 2006, by and between the Company and Theodora Reilly (1)*

10.25	Amended and Restated Employment Agreement, dated February 23, 2006, by and between the Company and Gail Sloan (1)*

10.26	Supplement to employment offer letter for Kenneth R. Heilbrunn (18)*

10.27	Retention Agreement, dated October 6, 2005, by and between the Company and Steven B. Engle (19)*

10.28	Retention Agreement, dated October 6, 2005, by and between the Company and Matthew Linnik, Ph.D. (19)*

10.29	Retention Agreement, dated October 6, 2005, by and between the Company and Bruce Bennett (19)*

10.30	Retention Agreement, dated October 6, 2005, by and between the Company and Josefina T. Elchico (19)*

10.31	Retention Agreement, dated October 6, 2005, by and between the Company and Paul Jenn, Ph.D. (19)*

10.32	Retention Agreement, dated October 6, 2005, by and between the Company and Theodora Reilly (19)*

10.33	Retention Agreement, dated October 6, 2005, by and between the Company and Gail Sloan (19)*

10.34	Retention Agreement, dated October 6, 2005, by and between the Company and Andrew Wiseman, Ph.D., dated October 6, 2005 (19)*

10.35	Reserved.

10.36	Underwriting Agreement, dated January 28, 2005, by and between the Company and Pacific Growth Equities, LLC (20)

10.37	Underwriting Agreement, dated as of February 19, 2004, between the Company and Pacific Growth Equities, LLC (21)

10.38	Underwriting Agreement, dated as of August 7, 2003, between the Company and Pacific Growth Equities, LLC (22)

10.39	Registration Rights Agreement, dated October 6, 2005, between the Company and the initial purchasers (19)

10.40	Form of Registration Rights Agreement, dated January 2002, between the Company and the initial purchasers (23)

10.41	Form of Registration Rights Agreement, dated February 5, 2001, between the Company and the initial purchasers (24)

10.42	Form of Registration Rights Agreement, dated July 19, 2000, between the Company and the initial purchasers (24)

10.43	Form of Registration Rights Agreement, dated February 10, 2000, between the Company and the initial purchasers (24)

10.44	Securities Purchase Agreement, dated as of October 6, 2005, between the Company and the initial purchasers (19)

10.45	Form of Stock Purchase Agreement, dated January 2002, between the Company and the initial purchasers (23)

Exhibit
Number	Description
10.46	Form of Stock Purchase Agreement, dated February 5, 2001, between the Company and the initial purchasers (24)

10.47	Form of Stock Purchase Agreement, dated July 19, 2000, between the Company and the initial purchasers (24)

10.48	Form of Stock Purchase Agreement, dated February 10, 2000, between the Company and the initial purchasers (24)

10.51	Reserved.

10.52	Master Security Agreement, effective as of September 6, 2002, by and between the Company and General Electric Capital Corporation (25)

10.53	Promissory Note, dated as of September 28, 2004, by and between the Company and General Electric Capital Corporation (26)

10.54	Promissory Note, dated as June 25, 2004, between the Company and General Electric Capital Corporation (11)

10.55	Promissory Note, dated as March 31, 2004, between the Company and General Electric Capital Corporation (27)

10.56	Promissory Note, dated as of December 18, 2003, between the Company and General Electric Capital Corporation (28)

10.57	Promissory Note, dated as of September 26, 2003, between the Company and General Electric Capital Corporation (24)

10.58	Promissory Note, dated as of June 27, 2003, between the Company and General Electric Capital Corporation (13)

10.59	Promissory Note, dated as of April 23, 2003, between the Company and General Electric Capital Corporation (29)

10.60	Promissory Note, dated as of December 30, 2002, between the Company and General Electric Capital Corporation (29)

10.61	Employment Agreement, dated March 15, 2006, by and between the Company and Deirdre Y. Gillespie, M.D. (30)*

10.62	Separation Agreement, dated March 17, 2006, by and between the Company and Steven B. Engle (30)*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Previously filed with the Company’s Current Report on Form 8-K filed March 1, 2006 and incorporated by reference herein.

(2)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(3)	Previously filed with the Company’s Registration Statement on Form S-3 (Registration No. 333-131246) filed January 24, 2006 and incorporated by reference herein.

(4)	Previously filed with the Company’s Registration Statement on Form 8-A (Registration No. 000-24274) filed December 4, 1998 and incorporated by reference herein.

(5)	Previously filed with the Company’s Current Report on Form 8-K filed January 26, 2001 and incorporated by reference herein. The changes effected by the Amendment are also reflected in the Amendment to Application for Registration on Form 8-A/A filed on January 26, 2001.

(6)	Previously filed with the Company’s Current Report on Form 8-K filed December 16, 2005 and incorporated by reference herein.

(7)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated by reference herein.

(8)	Previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-76480) filed June 3, 1994 and incorporated by reference herein.

(9)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated by reference herein.

(10)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated by reference herein.

(11)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated by reference herein.

(12)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated by reference herein.

(13)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein.

(14)	Previously filed with the Company’s Current Report on Form 8-K filed May 20, 2005 and incorporated by reference herein.

(15)	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.

(16)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated by reference herein.

(17)	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference herein.

(18)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated by reference herein.

(19)	Previously filed with the Company’s Current Report on Form 8-K filed October 7, 2005 and incorporated by reference herein.

(20)	Previously filed with the Company’s Current Report on Form 8-K filed January 28, 2005 and incorporated by reference herein.

(21)	Previously filed with the Company’s Current Report on Form 8-K filed February 20, 2004 and incorporated by reference herein.

(22)	Previously filed with the Company’s Current Report on Form 8-K filed August 12, 2003 and incorporated by reference herein.

(23)	Previously filed with the Company’s Current Report on Form 8-K filed January 16, 2002 and incorporated by reference herein.

(24)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated by reference herein.

(25)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated by reference herein.

(26)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated by reference herein.

(27)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated by reference herein.

(28)	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference herein.

(29)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated by reference herein.

(30)	Previously filed with the Company’s Current Report on Form 8-K filed March 20, 2006 and incorporated by reference herein.

(31)	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company

Date: May 9, 2006	/s/ Deirdre Y. Gillespie Deirdre Y. Gillespie, M.D.
President and Chief Executive Officer
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