Form 10-Q
period 2006-06-30
LA JOLLA PHARMACEUTICAL CO
filed 2006-08-08
CIK 920465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes      ☐      No ☑
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 1, 2006 was 32,598,114.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS — UNAUDITED
LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$2,981	$6,411
Short-term investments	54,037	66,466
Restricted cash	876	—
Other current assets	1,141	903

Total current assets	59,035	73,780

Property and equipment, net	3,258	4,037
Patent costs and other assets, net	3,279	3,111

Total assets	$65,572	$80,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,156	$866
Accrued clinical/regulatory expenses	612	227
Accrued expenses	1,725	1,284
Accrued payroll and related expenses	765	778
Accrued severance expenses	943	—
Current portion of obligations under notes payable	257	501

Total current liabilities	5,458	3,656

Noncurrent portion of obligations under notes payable	43	142

Commitments

Stockholders’ equity:
Common stock	326	325
Additional paid-in capital	340,270	337,117
Accumulated deficit	(280,525)	(260,312)

Total stockholders’ equity	60,071	77,130

Total liabilities and stockholders’ equity	$65,572	$80,928

Note: The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and disclosures required by US generally accepted accounting principles.
     See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expenses:
Research and development	$8,187	$5,182	$16,077	$12,530
General and administrative	1,900	1,235	5,625	3,143

Total expenses	10,087	6,417	21,702	15,673

Loss from operations	(10,087)	(6,417)	(21,702)	(15,673)
Interest income	750	193	1,510	343
Interest expense	(8)	(30)	(21)	(66)

Net loss	$(9,345)	$(6,254)	$(20,213)	$(15,396)

Basic and diluted net loss per share	$(.29)	$(.42)	$(.62)	$(1.07)

Shares used in computing basic and diluted net loss per share	32,503	14,781	32,491	14,333

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Operating activities:
Net loss	$(20,213)	$(15,396)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,012	1,070
Loss on write-off/disposal of property and equipment and patents	16	154
Share-based compensation expense	3,028	3
Accretion of interest income/(amortization of premiums), net	79	(25)
Change in operating assets and liabilities:
Other current assets	(238)	(142)
Accounts payable and accrued expenses	731	(1,838)
Accrued clinical/regulatory expenses	385	(279)
Accrued payroll and related expenses	(13)	(428)
Accrued restructuring expenses	—	378
Accrued severance expenses	943	—

Net cash used for operating activities	(14,270)	(16,503)

Investing activities:
Purchases of short-term investments	(16,700)	(23,800)
Sales of short-term investments	29,050	26,236
Increase in restricted cash	(876)	—
Additions to property and equipment	(164)	(99)
Increase in patent costs and other assets	(253)	(186)

Net cash provided by investing activities	11,057	2,151

Financing activities:
Net proceeds from issuance of common stock	126	15,991
Payments on obligations under capital leases	—	(14)
Payments on obligations under notes payable	(343)	(510)

Net cash (used for) provided by financing activities	(217)	15,467

Net (decrease) increase in cash and cash equivalents	(3,430)	1,115
Cash and cash equivalents at beginning of period	6,411	2,861

Cash and cash equivalents at end of period	$2,981	$3,976

Supplemental disclosure of cash flow information:
Interest paid	$21	$66

Supplemental schedule of noncash investing and financing activities:
Net unrealized gains on available-for-sale investments	$—	$23

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2006
1. Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of La Jolla Pharmaceutical Company and its wholly-owned subsidiary (the “Company”) have been prepared in accordance with US generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, the severance accrual – see Note 3 for further details, and the restructuring accrual – see Note 4 for further details) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2006. For more complete financial information, these condensed consolidated financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
2. Accounting Policies
Principles of Consolidation
The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of La Jolla Pharmaceutical Company and its wholly owned subsidiary, La Jolla Limited, which was incorporated in England in 2004. There have been no significant transactions related to La Jolla Limited since its inception.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and disclosures made in the accompanying notes to the Condensed Consolidated Financial Statements. Actual results could differ materially from those estimates.
New Accounting Standards
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.
On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 changed the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition methods. The adoption of SFAS 154 did not affect the Company’s Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2006. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to SFAS 154.

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
The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Statements of Operations as of and for the three and six months ended June 30, 2006 reflects the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Statements of Operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the three and six months ended June 30, 2006 was $1.3 million and $3.0 million, respectively. As of June 30, 2006, there was $10.1 million of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.5 years.
Prior to January 1, 2006, the Company had adopted the disclosure-only provision of SFAS 123. Accordingly, the Company had not previously recognized compensation expense, except for compensation expense related to stock options granted to consultants and restricted stock granted to certain members of management.
Options or stock awards issued to non-employees, other than non-employee directors, have been determined in accordance with Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Deferred charges for options granted to such non-employees are periodically remeasured as the options vest. In January 2006 and January 2005, the Company granted a non-qualified stock option to purchase 1,000 shares of common stock to a consultant at an exercise price equal to fair market value of the stock at the date of each grant. The Company recognized compensation expense for these stock option grants of approximately $1,000 and $2,000 for the three-month periods ended June 30, 2006 and 2005, respectively, and $2,000 and $3,000 for the six-month periods ended June 30, 2006 and 2005, respectively.
On December 14, 2005, the Company issued 83,518 shares of restricted stock to certain members of management in exchange for services provided over the vesting period, pursuant to certain retention agreements dated October 6, 2005. The shares of restricted stock fully vest (i.e., the restrictions lapse) one year from the date of grant and are subject to repurchase by the Company until the one-year anniversary of the date of issuance. Pursuant to a separation agreement dated March 17, 2006, the Company’s repurchase right with respect to 29,120 shares of restricted stock granted to the former Chairman and Chief Executive Officer immediately lapsed upon his resignation on March 14, 2006. As such and in accordance with his employment agreement, the Company accelerated the vesting of these shares of restricted stock.

On March 15, 2006, the Company issued 20,000 shares of restricted stock to the new Chairman of the Board in exchange for services provided over the vesting period. The shares of restricted stock vest with respect to 10,000 shares six months after the issuance date and with respect to the remaining 10,000 shares upon the first anniversary of the issuance date. The shares of restricted stock are subject to repurchase by the Company until the vesting provisions have been met.
In accordance with SFAS 123R, the Company recognized approximately $73,000 and $221,000 in compensation expense for the restricted stock grants noted above for the three and six months ended June 30, 2006, respectively, which includes compensation expense for the acceleration of vesting.
The table below reflects net loss (in thousands) and basic and diluted net loss per share for the three and six months ended June 30, 2005 assuming the Company determined compensation expense in accordance with SFAS 123:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net loss—as reported	$(6,254)	$(15,396)
Net loss—pro forma	$(7,070)	$(17,607)

Basic and diluted net loss per share—as reported	$(0.42)	$(1.07)
Basic and diluted net loss per share—pro forma	$(0.48)	$(1.23)

The assumptions used to calculate share-based compensation expense for 2005 are discussed below.
SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods as share-based compensation expense in the Company’s Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2006, the Company’s Condensed Consolidated Statements of Operations included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for all share-based payment awards granted prior to the adoption of SFAS 123R will continue to be recognized using the straight-line single-option method of attributing the value of share-based compensation to expense. Compensation expense for all share-based payment awards granted after December 31, 2005 is recognized using the straight-line single-option method. As share-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the first six months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
As permitted by SFAS 123R, the Company utilizes the Black-Scholes option-pricing model as its method of valuation for share-based payment awards granted. The Black-Scholes model was previously utilized for the Company’s pro forma information required under SFAS 123. The Company’s determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the employee and director stock options granted by the Company have characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of the employee and director stock options granted by the Company. Although the fair value of the employee and director stock options granted by the Company is determined in accordance with SFAS 123R using an option-pricing model, that value may not be indicative of the fair value observed in a willing-buyer/willing-seller market transaction.

Valuation and Expense Information Under SFAS 123R and APB 25
The following table summarizes share-based compensation expense (in thousands) related to employee and director stock options, restricted stock and ESPP purchases under SFAS 123R for the three and six months ended June 30, 2006:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Research and development	$749	$1,144
General and administrative	623	1,882

Share-based compensation expense included in operating expenses	$1,372	$3,026

For the six months ended June 30, 2006 and 2005, the Company estimated the fair value of each option grant and ESPP purchase right on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
     Options:

	June 30,
	2006	2005
Risk-free interest rate	4.8%	3.8%
Dividend yield	0.0%	0.0%
Volatility	114.1%	152.8%
Expected life (years)	5.9	5.9
ESPP:

	June 30,
	2006	2005
Risk-free interest rate	4.6%	4.0%
Dividend yield	0.0%	0.0%
Volatility	53.3%	146.1%
Expected life (years)	3 months	5.9
The weighted-average fair values of options granted were $4.40 and $2.30 for the three-month periods ended June 30, 2006 and 2005, respectively, and $4.72 and $2.32 for the six-month periods ended June 30, 2006 and 2005, respectively. The weighted-average purchase price of shares purchased through the ESPP were $3.07 and $3.06 for the three-month periods and $3.07 and $3.01 for the six-month periods ended June 30, 2006 and 2005, respectively.
The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s employee and director stock options and ESPP purchases. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.
The Company used the historical stock price volatility as the expected volatility assumption required in the Black-Scholes option-pricing model consistent with SFAS 123R. Prior to fiscal 2006, the Company used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The selection of the historical volatility approach was based on the availability of historical stock prices for the duration of the awards’ expected term and the Company’s assessment that historical volatility is more representative of future stock price trends than other available methods. The volatility for option grants made during the three and six months ended June 30, 2006 was 113.4% and 114.1%, respectively. The volatility for stock purchased through the ESPP during the three and six months ended June 30, 2006 was 56.0% and 53.3%, respectively.
The expected life of employee and director stock options represents the weighted-average period the stock options are expected to remain outstanding. Under the SAB 107 simplified method, the expected life calculated by the Company for option grants made during the six months ended June 30, 2006 was 5.8 years for the new and existing employee grants, 6.1 years for the new officer grants, and 5.5 — 6.0 years for the director grants. The expected life for ESPP purchase rights represents the length of each purchase period. Because employees purchase stock quarterly, the expected term for ESPP purchase rights is three months.

Because share-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the first six months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
Reverse Stock Split
On December 12, 2005, the Company’s stockholders approved a one-for-five reverse stock split. The reverse stock split was effective as of the close of business on December 21, 2005. The effect of the reverse stock split, for the purposes of the presentation of basic and diluted net loss per share and shares used in computing such net loss per share, in the Condensed Consolidated Statements of Operations and the Notes to Condensed Consolidated Financial Statements have been applied retroactively to the three and six months ended June 30, 2005.
Net Loss Per Share
Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the periods in accordance with SFAS No. 128, Earnings per Share, and Staff Accounting Bulletin No. 98. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted-average number of common shares outstanding for the period, without consideration for common share equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options, common stock subject to repurchase by the Company, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive.
Because the Company has incurred a net loss for all periods presented in the Condensed Consolidated Statements of Operations, stock options, common stock subject to repurchase and warrants are not included in the computation of net loss per share because their effect is anti-dilutive. The shares used to compute basic and diluted net loss per share represent the weighted-average common shares outstanding, reduced by the weighted-average unvested common shares subject to repurchase. The number of weighted-average unvested common shares subject to repurchase for the three and six months ended June 30, 2006 was 74,398 and 66,332, respectively. There were no unvested common shares subject to repurchase for the three and six months ended June 30, 2005.
Comprehensive Loss
In accordance with SFAS No. 130, Reporting Comprehensive Income (Loss), unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). The Company’s comprehensive net loss totaled $9,345,000 and $6,254,000 for the three-month periods ended June 30, 2006 and 2005, respectively, and $20,213,000 and $15,373,000 for the six-month periods ended June 30, 2006 and 2005, respectively.
3. Severance Charges
On March 17, 2006, the Company entered into a separation agreement with its former Chairman and Chief Executive Officer following his resignation on March 14, 2006. The Company recorded total severance charges of approximately $0.9 million in connection with the separation agreement, which is included in general and administrative expense in the first quarter of 2006. In accordance with the separation agreement, the Company set aside approximately $0.9 million in restricted cash in order to meet the obligations under this agreement. The Company expects to make the severance payment to the former Chairman and Chief Executive Officer in September 2006 in accordance with the separation agreement.

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
5. Stockholders’ Equity
Stock Option Plans
In 1994, the Company adopted the La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (the “1994 Plan”), under which, as amended, 1,640,000 shares of common stock (post-reverse stock split) were authorized for issuance. The 1994 Plan expired in June 2004 and there remained 1,190,709 options outstanding under the 1994 Plan as of June 30, 2006.
In 2004, the Company adopted the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (the “2004 Plan”), under which, as amended, 4,160,000 shares of common stock (post-reverse stock split) have been authorized for issuance. The 2004 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to employees, directors, consultants and advisors of the Company with up to a 10 year contractual life and various vesting periods as determined by the Company’s compensation committee or the board of directors, as well as automatic fixed grants to non-employee directors of the Company. As of June 30, 2006, there were a total of 3,046,283 options outstanding under the 2004 Plan and 1,008,448 shares remained available for future grant.
Exercise prices and weighted-average remaining contractual lives for the options outstanding (excluding shares of restricted stock) as of June 30, 2006 were:

					Weighted-
		Weighted-			Average
		Average	Weighted-		Exercise
		Remaining	Average		Price of
Options	Range of Exercise	Contractual Life	Exercise	Options	Options
Outstanding	Prices	(in years)	Price	Exercisable	Exercisable

624,366	$1.72 - $ 3.99	8.15	$2.87	293,401	$2.33
381,085	$4.03 - $ 4.30	9.28	$4.20	178,646	$4.20
1,158,595	$4.46	9.80	$4.46	64,498	$4.46
831,689	$4.90 - $10.60	9.66	$5.29	8,941	$7.56
603,776	$13.13 - $23.44	5.61	$16.71	486,663	$17.10
637,481	$23.55 - $60.31	5.65	$30.88	632,509	$30.94

4,236,992	$1.72 - $60.31	8.26	$10.09	1,664,658	$17.83

Employee Stock Purchase Plan
In 1995, the Company adopted the ESPP, under which, as amended, 600,000 shares of common stock are reserved for sale to eligible employees, as defined in the ESPP. Employees may purchase common stock under the ESPP every three months (up to but not exceeding 10% of each employee’s base salary or hourly compensation, and any cash bonus paid, subject to certain limitations) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months. During the six months ended June 30, 2006, 43,589 shares of common stock were issued under the ESPP at prices ranging from $3.06 to $3.19 per share. As of June 30, 2006, 395,554 shares of common stock have been issued under the ESPP and 204,446 shares of common stock are available for future issuance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     The forward-looking statements in this report involve and will involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. The results from our clinical trials of Riquent, our drug candidate for the treatment of systemic lupus erythematosus (lupus), and any other drug candidate that we may develop, may not ultimately be sufficient to obtain regulatory clearance to market Riquent either in the United States or Europe, and we may be required to conduct additional clinical studies to obtain marketing approval. There can be no assurance, however, that we will have the necessary resources to complete any current or future trials or that any such trials will be sufficient to obtain marketing approval. The analysis of the data from our Phase 3 trial of Riquent showed that the trial did not reach statistical significance with respect to its primary endpoint, time to renal flare, or with respect to its secondary endpoint, time to treatment with high-dose corticosteroids or cyclophosphamide. Our blood test to measure the binding affinity for Riquent is experimental, has not been validated by independent laboratories and will likely be reviewed as part of the Riquent approval process. Our SSAO inhibitor program is at a very early stage of development and involves comparable risks. We depend on patents and other proprietary rights, and our ability to develop and sell our products in the future may be adversely affected by the intellectual property rights of third parties. Readers are cautioned to not place undue reliance upon forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review additional risks described in our Annual Report on Form 10-K for the year ended December 31, 2005, and in other reports and registration statements that we file with the Securities and Exchange Commission from time to time.
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
     On January 12, 2006, we announced that we had regained compliance with the Nasdaq Stock Market minimum bid price rule and that we were eligible to remain listed on the Nasdaq Global Market.
     On March 15, 2006, we announced that Deirdre Y. Gillespie, M.D. was appointed to serve as our new President and Chief Executive Officer following the resignation of Steven B. Engle on March 14, 2006. We also announced that our board of directors had appointed Craig R. Smith, M.D., a current independent director, to serve as Chairman of the board.

     On June 22, 2006, we announced that our Marketing Authorization Application (“MAA”) had been accepted for review by the European Medicines Agency (“EMEA”) for potential approval to market Riquent in the European Union (“EU”). The MAA was filed with the EMEA on March 31, 2006. The EMEA’s review of the MAA will follow its centralized marketing authorization procedure. If approved, Riquent would receive marketing authorization in all 25 EU member states as well as Norway, Iceland and Liechtenstein. Riquent has already received orphan medicinal product designation in Europe, which will provide ten years of market exclusivity from the date of EU authorization. The filing of the MAA is a major milestone in our efforts to guide Riquent toward full approval in Europe and the United States. We believe that the EMEA’s initial response and questions concerning the MAA will come later in 2006, with a final decision anticipated in 2007. However, there can be no assurance that such approvals shall either be obtained or received within the time frames specified above.
     On July 17, 2006, we announced that Michael Tansey, M.D. had joined the Company as Chief Medical Officer, who is employed on a part-time schedule whereby 65% of his time is devoted to his position with the Company.
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
     We expect our net loss to fluctuate from quarter to quarter as a result of the timing of expenses incurred and the revenues earned from any potential collaborative arrangements we may establish. Some of these fluctuations may be significant. As of June 30, 2006, our accumulated deficit was approximately $280.5 million.
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

Share-Based Compensation
     We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Our Condensed Consolidated Statements of Operations as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our Condensed Consolidated Statements of Operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the three and six months ended June 30, 2006 was $1.3 million and $3.0 million, respectively. As of June 30, 2006, there was $10.1 million of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We currently expect to recognize the remaining unrecognized compensation cost over a weighted-average period of 1.5 years. Additional share-based compensation expense for any new share-based payment awards granted after June 30, 2006 under all equity compensation plans cannot be predicted at this time because it will depend on, among other matters, the amounts of share-based payment awards granted in the future.
     Prior to January 1, 2006, we had adopted the disclosure-only provision of SFAS 123. Accordingly, we had not previously recognized compensation expense, except for compensation expense related to stock options granted to consultants and restricted stock granted to certain members of management. Had we recognized compensation expense in accordance with SFAS 123 for the three and six months ended June 30, 2005, our net loss would be increased by $0.8 million and $2.2 million or $0.06 and $0.16 per basic and diluted share, respectively.
Results of Operations
     For the three months ended June 30, 2006, research and development expenses increased to $8.2 million from $5.2 million for the same period in 2005. The increase was primarily due to an increase in Riquent-related drug production expenses as well as share-based compensation expense of approximately $0.7 million recorded in the second quarter of 2006 in connection with the adoption of SFAS 123R on January 1, 2006.
     For the six months ended June 30, 2006, research and development expenses increased to $16.1 million from $12.5 million for the same period in 2005. The increase was primarily due to an increase in Riquent-related drug production and clinical trial expenses. The increase was also due to share-based compensation expense of approximately $1.1 million recorded in the first and second quarters of 2006 in connection with the adoption of SFAS 123R. These increases were partially offset by a decrease in termination benefits, mainly severance, of approximately $0.9 million recorded in March 2005 in connection with the termination of 44 research and development personnel and the savings in salaries and related expenses as a result of this reduction in personnel.
     Research and development expense of $8.2 million for the three months ended June 30, 2006 consisted of $6.9 million for lupus research and development related expense and $1.3 million for SSAO research and development related expense. Research and development expense of $16.1 million for the six months ended June 30, 2006 consisted of $13.6 million for lupus research and development related expense and $2.5 million for SSAO research and development related expense. For the three and six months ended June 30, 2006, total lupus research and development expense consisted primarily of salaries, production and clinical trial costs related to Riquent, share-based compensation expense and other costs related to research, manufacturing and clinical personnel and consulting and professional outside services. For the three and six months ended June 30, 2006, total SSAO related research and development expense consisted primarily of salaries, share-based compensation expense and other costs for research and development personnel and research supplies.
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

     For the three months ended June 30, 2006, general and administrative expense increased to $1.9 million from $1.2 million for the same period in 2005. The increase was primarily due to share-based compensation expense of approximately $0.6 million recorded in the second quarter of 2006 in connection with the adoption of SFAS 123R. The increase was also due to an increase in consulting and professional outside services.
     For the six months ended June 30, 2006, general and administrative expense increased to $5.6 million from $3.1 million for the same period in 2005. The increase was primarily due to share-based compensation expense of approximately $1.9 million recorded in the first and second quarters of 2006 in connection with the adoption of SFAS 123R. The increase was also due to the expense recorded in the first quarter of 2006 for severance to our former Chairman and Chief Executive Officer and an increase in consulting and professional outside services. These increases were partially offset by a decrease in termination benefits, mainly severance, of approximately $0.4 million recorded in March 2005 in connection with the termination of 16 general and administrative personnel and the savings in salaries and related expenses as a result of this reduction in personnel.
     We expect that our general and administrative expense will increase in the future to support our ongoing clinical trials as patient enrollment and the manufacturing of Riquent increases. Additionally, general and administrative expense may increase in the future if there is an increase in research and development or commercialization activities.
     Interest income, net increased to $0.7 million for the three months ended June 30, 2006 from $0.2 million for the same period in 2005. Interest income, net increased to $1.5 million for the six months ended June 30, 2006 from $0.3 million for the same period in 2005. These increases were primarily due to higher average balances of cash, cash equivalents and short-term investments and slightly higher average interest rates as compared to 2005.
Liquidity and Capital Resources
     From inception through June 30, 2006, we have incurred a cumulative net loss of approximately $280.5 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through June 30, 2006, we have raised approximately $336.7 million in net proceeds from sales of equity securities.
     At June 30, 2006, we had $57.0 million in cash, cash equivalents and short-term investments, as compared to $72.9 million at December 31, 2005. Our working capital at June 30, 2006 was $53.6 million, as compared to $70.1 million at December 31, 2005. The decrease in cash, cash equivalents and short-term investments resulted from the use of our financial resources to fund our clinical and manufacturing activities, research and development efforts and for other general corporate purposes. We invest our cash in United States government-backed securities and debt instruments of corporations with strong credit ratings. As of June 30, 2006, available-for-sale securities and cash equivalents of $18.0 million have stated maturity dates of one year or less and $38.0 million have maturity dates after one year. Securities that have a maturity date greater than one year have their interest rate reset periodically within time periods not exceeding 90 days.
     As of June 30, 2006, we had acquired an aggregate of $15.1 million in property and equipment, of which approximately $1.7 million of equipment is financed under notes payable obligations. In addition, we lease our office and laboratory facilities and certain equipment under operating leases. In 2003, we entered into a $1.4 million purchase commitment with a potential third party manufacturer of materials for Riquent. The purpose of the agreement was to qualify the manufacturer as a manufacturer that we could use in the commercial production of Riquent if we obtain regulatory approval. The agreement includes a cancellation fee of $0.4 million. We have also entered into non-cancelable purchase commitments for an aggregate of $0.8 million with third-party manufacturers of materials to be used in the production of Riquent. We intend to use our current financial resources to fund our obligations under these purchase commitments. In the future, we may increase our investments in property and equipment if we expand our research and development and manufacturing facilities and capabilities.

     The following table summarizes our contractual obligations at June 30, 2006. Long-term debt obligations include interest.

		Payment due by period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt Obligations	$313	$270	$43	$—	$—
Operating Lease Obligations	2,737	806	1,897	34	—
Purchase Obligations	1,173	1,173	—	—	—

Total	$4,223	$2,249	$1,940	$34	$—

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
     We anticipate that our existing cash, cash investments, including the net proceeds of $62.3 million that we received from the sale of common stock and warrants in December 2005, and the interest earned thereon, will be sufficient to fund our operations as currently planned into the first quarter of 2008. This projection is based on the assumption that we do not raise any additional funds, either through the sale of additional securities or a collaborative agreement with a corporate partner and that we do not engage in any significant commercialization activities or significant activities in our other research programs. We continue to evaluate our planned activities. Any significant change in our planned activities or in the assumptions underlying our cash projection referred to above could result in a change to such cash projection.
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

ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2006. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2006. There was no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     An amended and restated description of certain risk factors associated with our business is set forth below. This description includes material changes to and supersedes the description of the risk factors that we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Our operations depend on key employees. Losing these employees would have a negative effect on our product development and operations.
     We are highly dependent on the principal members of our scientific and management staff, the loss of whose services would delay the achievement of our research and development objectives. This is because our key personnel, including Dr. Matthew Linnik, Dr. Paul Jenn and Dr. Andrew Wiseman, have been involved in the development of Riquent and other drug candidates for several years and have unique knowledge of our drug candidates and of the technology on which they are based. In addition, we will be required to rely on other key members of our senior management team to assist us with, among other matters, clinical development, manufacturing, regulatory, business development and potential commercialization activities.
Our efforts to obtain approval to market Riquent in Europe may be delayed or unsuccessful.
     In order to obtain approval to market Riquent in Europe, we must submit an MAA to and pass inspections of the European health authority. The MAA was submitted with the EMEA on March 31, 2006. Ultimately, a representative from each of the European Member States will vote on whether to approve the MAA. Upon receiving the MAA, we expect that the Committee for Human Medicinal Products, a division of the EMEA, will review the MAA and respond to us with a number of questions. The approval process may be delayed because, among other matters: the answers to the questions posed by the EMEA may require additional tests to be conducted to obtain the answers to the questions posed; we, or one of our contract manufacturing facilities, may be unable to successfully pass an inspection by the European health authority; or the European health authority ultimately may not accept the data presented in the MAA in combination with our proposals for post-authorization commitments as adequate for approval under the EMEA “exceptional circumstances” regulation. The exceptional circumstances regulation is a path to approval in Europe that may be available when the comprehensive assessment of a product’s efficacy or safety is not possible at the time of filing because of the rarity of the indication, the state of scientific knowledge, or the means by which such information would be gathered is contrary to medical ethics. In addition, we must manufacture three consecutive lots of Riquent to validate our manufacturing process as part of our MAA. If we encounter difficulties in successfully completing this component of the MAA, our application will not be complete and approval will not be granted. Even if we receive approval in Europe under the exceptional circumstances regulation, we will be required to complete several post-authorization commitments, including a long-term clinical efficacy study, the progress of which will be reviewed frequently by the European health authorities. If we fail to successfully complete these activities to the satisfaction of the European health authorities, our license to market Riquent in Europe, if any, could be revoked.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Stockholders was held on May 18, 2006. All of the directors nominated for election by our board of directors, as set forth in our proxy statement, were elected as follows:

Director Nominee	Term	Votes in Favor	Votes Withheld
Thomas H. Adams	Three years	29,463,988	95,619
Deirdre Y. Gillespie	Three years	29,453,137	106,470
Nader J. Naini	Three years	29,456,832	102,775
Frank E. Young	One year	29,461,952	97,655
Martin P. Sutter	Two years	29,457,482	102,125
James N. Topper	Two years	29,462,122	97,485
     In addition, Stephen M. Martin, Craig R. Smith and Robert A. Fildes continued to serve on our board of directors after the Annual Meeting. All of our proposals, as set forth in our proxy statement, were approved as follows:

				Broker
Proposal Description	Votes in Favor	Votes Against	Abstaining	Non-Votes
Amendment to the La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan to increase the number of shares of common stock available under the plan by 160,000	20,116,298	1,286,179	19,481	8,137,849

Ratification of the appointment of Ernst & Young LLP as our independent auditor for the fiscal year ending December 31, 2006	29,487,035	51,663	20,908	201

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

3.3	Form of Common Stock Certificate (3)

4.1	Rights Agreement, dated as of December 3, 1998, between the Company and American Stock Transfer & Trust Company (4)

4.2	Amendment No. 1 to the Rights Agreement, dated as of July 21, 2000, between the Company and American Stock Transfer & Trust Company (5)

4.3	Amendment No. 2 to the Rights Agreement, dated as of December 14, 2005, between the Company and American Stock Transfer & Trust Company (6)

4.4	Amendment No. 3 to the Rights Agreement, dated as of March 1, 2006, between the Company and American Stock Transfer & Trust Company (1)

10.1	La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (Amended and Restated as of May 18, 2006) (7)*

10.2	Retention Agreement, dated October 6, 2005, by and between the Company and Lisa Koch*

10.3	Employment Offer Letter, dated July 10, 2006 and executed July 14, 2006, by and between the Company and Michael Tansey, M.D. (8)*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Previously filed with the Company’s Current Report on Form 8-K filed March 1, 2006 and incorporated by reference herein.

(2)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(3)	Previously filed with the Company’s Registration Statement on Form S-3 (Registration No. 333-131246) filed January 24, 2006 and incorporated by reference herein.

(4)	Previously filed with the Company’s Registration Statement on Form 8-A (Registration No. 000-24274) filed December 4, 1998 and incorporated by reference herein.

(5)	Previously filed with the Company’s Current Report on Form 8-K filed January 26, 2001 and incorporated by reference herein. The changes effected by the Amendment are also reflected in the Amendment to Application for Registration on Form 8-A/A filed on January 26, 2001.

(6)	Previously filed with the Company’s Current Report on Form 8-K filed December 16, 2005 and incorporated by reference herein.

(7)	Previously filed with the Company’s Current Report on Form 8-K filed May 22, 2006 and incorporated by reference herein.

(8)	Previously filed with the Company’s Current Report on Form 8-K filed July 18, 2006 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company
Date: August 7, 2006	/s/ Deirdre Y. Gillespie
Deirdre Y. Gillespie, M.D.
President and Chief Executive Officer (On behalf of the Registrant)

/s/ Gail A. Sloan
Gail A. Sloan
Vice President of Finance and Secretary (As Principal Financial and Accounting Officer)

LA JOLLA PHARMACEUTICAL COMPANY
INDEX TO EXHIBITS
(Exhibits Physically Filed Herewith)

Exhibit
Number	Description
10.2	Retention Agreement, dated October 6, 2005, by and between the Company and Lisa Koch

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002