Form 10-Q
period 2006-09-30
LA JOLLA PHARMACEUTICAL CO
filed 2006-11-07
CIK 920465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐      No ☑
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 1, 2006 was 32,670,043.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS — UNAUDITED
LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$7,086	$6,411
Short-term investments	43,070	66,466
Other current assets	1,080	903

Total current assets	51,236	73,780

Property and equipment, net	2,794	4,037
Patent costs and other assets, net	3,353	3,111

Total assets	$57,383	$80,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,615	$866
Accrued clinical/regulatory expenses	787	227
Accrued expenses	1,433	1,284
Accrued payroll and related expenses	580	778
Accrued severance expenses	35	—
Current portion of obligations under notes payable	181	501

Total current liabilities	4,631	3,656

Noncurrent portion of obligations under notes payable	11	142

Commitments

Stockholders’ equity:
Common stock	326	325
Additional paid-in capital	341,478	337,117
Accumulated deficit	(289,063)	(260,312)

Total stockholders’ equity	52,741	77,130

Total liabilities and stockholders’ equity	$57,383	$80,928

Note: The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and disclosures required by US generally accepted accounting principles.
See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expenses:
Research and development	$7,687	$4,969	$23,764	$17,499
General and administrative	1,546	1,081	7,171	4,224

Total expenses	9,233	6,050	30,935	21,723

Loss from operations	(9,233)	(6,050)	(30,935)	(21,723)
Interest income	701	155	2,211	498
Interest expense	(6)	(32)	(27)	(98)

Net loss	$(8,538)	$(5,927)	$(28,751)	$(21,323)

Basic and diluted net loss per share	$(0.26)	$(0.40)	$(0.88)	$(1.47)

Shares used in computing basic and diluted net loss per share	32,534	14,808	32,510	14,493

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities:
Net loss	$(28,751)	$(21,323)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,507	1,593
Loss on write-off/disposal of property and equipment, patents and other assets	172	371
Share-based compensation expense	4,170	6
Accretion of interest income, net	46	(27)
Change in operating assets and liabilities:
Other current assets	(177)	7
Accounts payable and accrued expenses	898	(1,657)
Accrued clinical/regulatory expenses	560	(387)
Accrued payroll and related expenses	(198)	(609)
Accrued severance expenses	35	—

Net cash used for operating activities	(21,738)	(22,026)

Investing activities:
Purchases of short-term investments	(16,700)	(23,800)
Sales of short-term investments	40,050	30,236
Additions to property and equipment	(316)	(122)
Increase in patent costs and other assets	(362)	(288)

Net cash provided by investing activities	22,672	6,026

Financing activities:
Net proceeds from issuance of common stock	192	15,789
Payments on obligations under capital leases	—	(14)
Payments on obligations under notes payable	(451)	(764)

Net cash (used for) provided by financing activities	(259)	15,011

Net increase (decrease) in cash and cash equivalents	675	(989)
Cash and cash equivalents at beginning of period	6,411	2,861

Cash and cash equivalents at end of period	$7,086	$1,872

Supplemental disclosure of cash flow information:
Interest paid	$27	$98

Supplemental schedule of noncash investing and financing activities:
Net unrealized gains on available-for-sale investments	$—	$23

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2006
1. Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of La Jolla Pharmaceutical Company and its wholly-owned subsidiary (the “Company”) have been prepared in accordance with US generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, the severance accrual – see Note 3 for further details – and the restructuring accrual – see Note 4 for further details) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2006. For more complete financial information, these Condensed Consolidated Financial Statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
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
New Accounting Standards
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The Company currently does not believe that the adoption of SAB 108 will have a material impact on its Consolidated Financial Statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company currently does not believe that the adoption of SFAS 157 will have a material impact on its Consolidated Financial Statements.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.
On January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 changed the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition methods. The adoption of SFAS 154 did not affect the Company’s Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to SFAS 154.
Share-Based Compensation
On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which is a revision of SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation (“SFAS 123”). SFAS 123R requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, restricted stock and purchases under the La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (the “ESPP”), based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and SFAS 123, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.
The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Statements of Operations as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Statements of Operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the three and nine months ended September 30, 2006 was $1,142,000 and $4,168,000, respectively. As of September 30, 2006, there was $9,244,000 of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.3 years.
Prior to January 1, 2006, the Company had adopted the disclosure-only provision of SFAS 123. Accordingly, the Company had not previously recognized compensation expense, except for compensation expense related to stock options granted to consultants and restricted stock granted to certain members of management.
Options or stock awards issued to non-employees, other than non-employee directors, have been determined in accordance with Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Deferred charges for options granted to such non-employees are periodically remeasured as the options vest. In January 2006 and January 2005, the Company granted a non-qualified stock option to purchase 1,000 shares of common stock to a consultant at an exercise price equal to the fair market value of the stock at the date of each grant. The Company recognized compensation expense for these stock option grants of approximately $1,000 and $3,000 for the three-month periods ended September 30, 2006 and 2005, respectively, and $3,000 and $6,000 for the nine-month periods ended September 30, 2006 and 2005, respectively.
On December 14, 2005, the Company issued 83,518 shares of restricted stock to certain members of management in exchange for services provided over the vesting period, pursuant to certain retention agreements dated October 6, 2005. The shares of restricted stock fully vest (i.e., the restrictions lapse) one year from the date of grant and are subject to repurchase by the Company until the one-year anniversary of the date of issuance. Pursuant to a separation agreement dated March 17, 2006, the Company’s repurchase right with respect to 29,120 shares of restricted stock granted to the former Chairman and Chief Executive Officer immediately lapsed upon his resignation on March 14, 2006. As such and in accordance with his retention agreement, the Company accelerated the vesting of these shares of restricted stock.
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
In accordance with SFAS 123R, the Company recognized approximately $97,000 and $318,000 in compensation expense for the restricted stock grants noted above for the three and nine months ended September 30, 2006, respectively, which includes compensation expense for the acceleration of vesting.
The table below reflects net loss (in thousands) and basic and diluted net loss per share for the three and nine months ended September 30, 2005 assuming the Company determined compensation expense in accordance with SFAS 123:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net loss—as reported	$(5,927)	$(21,323)
Net loss—pro forma	$(6,686)	$(24,311)

Basic and diluted net loss per share—as reported	$(0.40)	$(1.47)
Basic and diluted net loss per share—pro forma	$(0.45)	$(1.68)

The assumptions used to calculate share-based compensation expense for 2005 are discussed below.
SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods as share-based compensation expense in the Company’s Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2006, the Company’s Condensed Consolidated Statements of Operations included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for all share-based payment awards granted prior to the adoption of SFAS 123R will continue to be recognized using the straight-line single-option method of attributing the value of share-based compensation to expense. Compensation expense for all share-based payment awards granted after December 31, 2005 is recognized using the straight-line single-option method. As share-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the first nine months of fiscal 2006 is based on awards ultimately expected to vest, share-based compensation expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

As permitted by SFAS 123R, the Company utilizes the Black-Scholes option-pricing model as its method of valuation for stock options and purchases under the ESPP. The Black-Scholes model was previously utilized for the Company’s pro forma information required under SFAS 123. The Company’s determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the employee and director stock options granted by the Company have characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of the employee and director stock options granted by the Company. Although the fair value of the employee and director stock options granted by the Company is determined in accordance with SFAS 123R using an option-pricing model, that value may not be indicative of the fair value observed in a willing-buyer/willing-seller market transaction.
Valuation and Expense Information Under SFAS 123R and APB 25
The following table summarizes share-based compensation expense (in thousands) related to employee and director stock options, restricted stock and ESPP purchases under SFAS 123R for the three and nine months ended September 30, 2006:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Research and development	$446	$1,590
General and administrative	696	2,578

Share-based compensation expense included in operating expenses	$1,142	$4,168

For the nine months ended September 30, 2006 and 2005, the Company estimated the fair value of each option grant and ESPP purchase right on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
     Options:

	September 30,
	2006	2005
Risk-free interest rate	4.9%	3.8%
Dividend yield	0.0%	0.0%
Volatility	113.9%	152.5%
Expected life (years)	5.9	5.9
     ESPP:

	September 30,
	2006	2005
Risk-free interest rate	4.8%	4.0%
Dividend yield	0.0%	0.0%
Volatility	46.0%	132.3%
Expected life (years)	3 months	5.9
The weighted-average fair values of options granted were $3.66 and $3.95 for the three-month periods ended September 30, 2006 and 2005, respectively, and $4.64 and $2.33 for the nine-month periods ended September 30, 2006 and 2005, respectively. The weighted-average purchase prices of shares purchased through the ESPP were $3.07 and $3.06 for the three-month periods and $3.07 and $3.03 for the nine-month periods ended September 30, 2006 and 2005, respectively.
The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s employee and director stock options and ESPP purchases. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

The Company used historical stock price volatility as the expected volatility assumption required in the Black-Scholes option-pricing model consistent with SFAS 123R. Prior to fiscal 2006, the Company used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information. The selection of the historical volatility approach was based on the availability of historical stock prices for the duration of the awards’ expected term and the Company’s assessment that historical volatility is more representative of future stock price trends than other available methods. The volatility for option grants made during the three and nine months ended September 30, 2006 was 111.0% and 113.9%, respectively. The volatility for stock purchased through the ESPP during the three and nine months ended September 30, 2006 was 30.9% and 46.0%, respectively.
The expected life of employee and director stock options represents the weighted-average period the stock options are expected to remain outstanding. Under the SAB 107 simplified method, the expected life calculated by the Company for option grants made during the nine months ended September 30, 2006 was 5.8 years for the new and existing employee grants, 6.1 years for the new officer grants, and 5.5 – 6.0 years for the director grants. The expected life for ESPP purchase rights represents the length of each purchase period. Because employees purchase stock quarterly, the expected term for ESPP purchase rights is three months for shares purchased during the nine-month period ending September 30, 2006. Prior to the adoption of SFAS 123R on January 1, 2006 the Company utilized an estimate of expected life for ESPP that was consistent with its estimate for options.
Because share-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the first nine months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
Reverse Stock Split
On December 12, 2005, the Company’s stockholders approved a one-for-five reverse stock split. The reverse stock split was effective as of the close of business on December 21, 2005. The effect of the reverse stock split, for the purposes of the presentation of basic and diluted net loss per share and shares used in computing such net loss per share, in the Condensed Consolidated Statements of Operations and the Notes to Condensed Consolidated Financial Statements have been applied retroactively to the three and nine months ended September 30, 2005.
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
Because the Company has incurred a net loss for all periods presented in the Condensed Consolidated Statements of Operations, stock options, common stock subject to repurchase and warrants are not included in the computation of net loss per share because their effect is anti-dilutive. The shares used to compute basic and diluted net loss per share represent the weighted-average common shares outstanding, reduced by the weighted-average unvested common shares subject to repurchase. The number of weighted-average unvested common shares subject to repurchase for the three and nine months ended September 30, 2006 was 64,398 and 61,724, respectively. There were no unvested common shares subject to repurchase for the three and nine months ended September 30, 2005.

Comprehensive Loss
In accordance with SFAS No. 130, Reporting Comprehensive Income (Loss), unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). There were no unrealized gains or losses on available-for-sale securities for the three-month and nine-month periods ended September 30, 2006. The Company’s comprehensive net loss totaled $5,927,000 for the three-month period ended September 30, 2005 and $21,300,000 for the nine-month period ended September 30, 2005.
3. Severance Charges
On March 17, 2006, the Company entered into a separation agreement with its former Chairman and Chief Executive Officer following his resignation on March 14, 2006. In March 2006, the Company recorded total severance charges of approximately $915,000 in connection with the separation agreement, which is included in general and administrative expense. In accordance with the separation agreement, the Company set aside approximately $874,000 in restricted cash in order to meet the severance obligations under this agreement. As of September 30, 2006, the Company had paid $893,000 in accordance with the separation agreement.
4. Restructuring Charges
In March 2005, the Company restructured its operations in order to reduce costs. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the Company recorded total restructuring charges of approximately $1,488,000 in connection with the termination of 60 employees (approximately $1,174,000), the impairment of certain long-term assets (approximately $152,000), and retention payments for key executives (approximately $162,000). This action followed an announcement by the Company in March 2005 that, based on the outcome of a meeting with the FDA, the Company’s lead drug candidate, Riquent®, was unlikely to receive accelerated approval under the FDA’s Subpart H regulation.
In fiscal 2005, approximately $991,000 of the total restructuring charges was included in research and development expense and approximately $497,000 was included in general and administrative expense. The restructuring plan was completed in September 2005 and actual total charges paid were approximately $1,336,000. The non-cash charge of $152,000 for write-downs of impaired assets as a result of the restructuring was included in research and development expense in the first quarter of 2005.
5. Stockholders’ Equity
Stock Option Plans
In 1994, the Company adopted the La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (the “1994 Plan”), under which, as amended, 1,640,000 shares of common stock (post-reverse stock split) were authorized for issuance. The 1994 Plan expired in June 2004 and there remained 1,174,704 options outstanding under the 1994 Plan as of September 30, 2006.
In 2004, the Company adopted the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (the “2004 Plan”), under which, as amended, 4,160,000 shares of common stock (post-reverse stock split) have been authorized for issuance. The 2004 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to employees, directors, consultants and advisors of the Company with up to a 10 year contractual life and various vesting periods as determined by the Company’s compensation committee or the board of directors, as well as automatic fixed grants to non-employee directors of the Company. As of September 30, 2006, there were a total of 3,178,221 options outstanding and 54,398 unvested shares of restricted stock granted under the 2004 Plan and 876,364 shares remained available for future grant.

Exercise prices and weighted-average remaining contractual lives for the options outstanding (excluding shares of restricted stock) as of September 30, 2006 were:

					Weighted-
		Weighted-			Average
		Average	Weighted-		Exercise
		Remaining	Average		Price of
Options	Range of Exercise	Contractual Life	Exercise	Options	Options
Outstanding	Prices	(in years)	Price	Exercisable	Exercisable

791,182	$1.72 - $3.99	8.31	$3.05	307,813	$2.33
373,041	$4.03 - $4.30	9.03	$4.20	199,441	$4.20
1,133,605	$4.46	9.55	$4.46	159,599	$4.46
831,689	$4.90 - $10.60	9.40	$5.29	9,390	$7.51
588,609	$13.13 - $23.13	5.46	$16.59	475,368	$16.95
634,799	$23.55 - $60.31	5.39	$30.88	634,799	$30.88

4,352,925	$1.72 - $60.31	8.09	$9.83	1,786,410	$16.79

Employee Stock Purchase Plan
In 1995, the Company adopted the ESPP, under which, as amended, 600,000 shares of common stock are reserved for sale to eligible employees, as defined in the ESPP. Employees may purchase common stock under the ESPP every three months (up to but not exceeding 10% of each employee’s base salary or hourly compensation, and any cash bonus paid, subject to certain limitations) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months. During the nine months ended September 30, 2006, 64,722 shares of common stock were issued under the ESPP at prices ranging from $3.06 to $3.19 per share. As of September 30, 2006, 416,687 shares of common stock have been issued under the ESPP and 183,313 shares of common stock are available for future issuance.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     The forward-looking statements in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. The analyses of clinical results of Riquent, previously known as LJP 394, our drug candidate for the treatment of systemic lupus erythematosus (“lupus”), and any other drug candidate that we may develop, including the results of any trials or models that are ongoing or that we may initiate in the future, could result in a finding that these drug candidates are not effective in large patient populations, do not provide a meaningful clinical benefit, or may reveal a potential safety issue requiring us to develop new candidates. The analysis of the data from our previous Phase 3 trial of Riquent showed that the trial did not reach statistical significance with respect to its primary endpoint, time to renal flare, or with respect to its secondary endpoint, time to treatment with high-dose corticosteroids or cyclophosphamide. The results from our clinical trials of Riquent, including the results of any trials that are ongoing or that we may initiate in the future, may not ultimately be sufficient to obtain regulatory clearance to market Riquent either in the United States or Europe, and we may be required to conduct additional clinical studies to demonstrate the safety and efficacy of Riquent in order to obtain marketing approval. There can be no assurance, however, that we will have the necessary resources to complete any current or future trials or that any such trials will sufficiently demonstrate the safety and efficacy of Riquent. Our blood test to measure the binding affinity for Riquent is experimental, has not been validated by independent laboratories and will likely be reviewed as part of the Riquent approval process. Our SSAO inhibitor program is at a very early stage of development and involves comparable risks. Analysis of our clinical trials could have negative or inconclusive results. Any positive results observed to date in our clinical trials or animal models may not be indicative of future results. In any event, regulatory authorities may require clinical trials in addition to our current clinical trials, or may not approve our drugs. Our ability to develop and sell our products in the future may be adversely affected by the intellectual property rights of third parties. Additional risk factors include the uncertainty and timing of: obtaining required regulatory approvals, including delays associated with any approvals that we may obtain; our ability to pass all necessary regulatory inspections; the availability of sufficient financial resources; the increase in capacity of our manufacturing capabilities for possible commercialization; successfully marketing and selling our products; our lack of manufacturing, marketing and sales experience; our ability to make use of the orphan drug designation for Riquent; generating future revenue from product sales or other sources such as collaborative relationships; future profitability; and our dependence on patents and other proprietary rights. Readers are cautioned to not place undue reliance upon forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Interested parties are urged to review the risks described in our Annual Report on Form 10-K for the year ended December 31, 2005, and in other reports and registration statements that we file with the Securities and Exchange Commission from time to time.
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
     On June 22, 2006, we announced that our Marketing Authorization Application (“MAA”) had been accepted for review by the European Medicines Agency (“EMEA”) for potential approval to market Riquent in the European Union (“EU”). The MAA was filed with the EMEA on March 31, 2006. The EMEA’s review of the MAA would follow its centralized marketing authorization procedure. If approved, Riquent would receive marketing authorization in all 25 EU member states as well as Norway, Iceland and Liechtenstein. Riquent has already received orphan medicinal product designation in Europe, which will provide 10 years of market exclusivity from the date of EU authorization.
     On July 17, 2006, we announced that Michael Tansey, M.D. had joined the Company as Chief Medical Officer on a part-time basis, whereby 65% of his time is devoted to his position with the Company.
     On August 9, 2006, we announced that we had reactivated enrollment in our Phase 3 trial of Riquent.
     On September 27, 2006, we announced that we had made considerable progress on our Phase 3 trial of Riquent. Since our August 9, 2006 announcement regarding reactivation of enrollment, we had added 27 clinical trial sites able to screen and enroll patients for a total of 58 sites (22 in the U.S. and 36 in Asia).
     On October 12, 2006, we announced that we had requested the withdrawal of our MAA. In a preliminary assessment of the MAA, the EMEA reviewers indicated that additional clinical data would be needed prior to potential approval. Based on our review of the assessment, we believe that the ongoing clinical studies of Riquent should provide the necessary data; however, the data will not be available within the timeframe that the EMEA regulations allow for the review of the current Riquent application. Therefore, we decided to withdraw the current application, and plan to refile the MAA after the completion of the ongoing clinical trials.

     On November 6, 2006, we announced that we had made significant progress in enrolling patients and opening sites for our Phase 3 clinical trial of Riquent. To date, 82 patients have been enrolled in the study, with 40 patients randonized in October. More than 150 additional patients are currently in screening for potential enrollment in the study. We have activated 65 clinical trial sites, including newly added sites in Europe.
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
     We expect our net loss to fluctuate from quarter to quarter as a result of the timing of expenses incurred and the revenues earned from any potential collaborative arrangements we may establish. Some of these fluctuations may be significant. As of September 30, 2006, our accumulated deficit was approximately $289.1 million.
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
CRITICAL ACCOUNTING POLICIES
     Other than the adoption of SFAS 123R, as discussed below, there were no significant changes in critical accounting policies or estimates from those at December 31, 2005. For additional information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Condensed Consolidated Financial Statements included in Item 1.

Share-Based Compensation
     We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Our Condensed Consolidated Statements of Operations as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our Condensed Consolidated Statements of Operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the three and nine months ended September 30, 2006 was $1.1 million and $4.2 million, respectively. As of September 30, 2006, there was $9.2 million of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We currently expect to recognize the remaining unrecognized compensation cost over a weighted-average period of 1.3 years. Additional share-based compensation expense for any new share-based payment awards granted after September 30, 2006 under all equity compensation plans cannot be predicted at this time because it will depend on, among other matters, the amounts of share-based payment awards granted in the future.
     Prior to January 1, 2006, we had adopted the disclosure-only provision of SFAS 123. Accordingly, we had not previously recognized compensation expense, except for compensation expense related to stock options granted to consultants and restricted stock granted to certain members of management. Had we recognized compensation expense in accordance with SFAS 123 for the three and nine months ended September 30, 2005, our net loss would have increased by $0.8 million and $3.0 million or $0.05 and $0.21 per basic and diluted share, respectively.
Results of Operations
     For the three months ended September 30, 2006, research and development expenses increased to $7.7 million from $5.0 million for the same period in 2005. This increase was primarily due to an increase in Riquent-related drug production and clinical trial expenses of approximately $1.6 million, share-based compensation expense of approximately $0.4 million recorded in connection with the January 1, 2006 adoption of SFAS 123R and an increase of approximately $0.2 million in Riquent-related consulting expenses.
     For the nine months ended September 30, 2006, research and development expenses increased to $23.8 million from $17.5 million for the same period in 2005. This increase was primarily due to an increase in Riquent-related drug production and clinical trial expenses of approximately $4.7 million. In addition, this increase was due to share-based compensation expense of approximately $1.6 million recorded in connection with the adoption of SFAS 123R and an increase of approximately $0.6 million in Riquent-related consulting expenses. These increases were partially offset by a decrease in termination benefits, mainly relating to severance, of approximately $1.0 million that was recorded in 2005 in connection with the termination of 44 research and development personnel and the savings in salaries and related expenses as a result of this reduction in personnel.
     Research and development expense of $7.7 million for the three months ended September 30, 2006 consisted of $7.0 million for lupus research and development related expense and $0.7 million for SSAO research and development related expense. Research and development expense of $23.8 million for the nine months ended September 30, 2006 consisted of $20.6 million for lupus research and development related expense and $3.2 million for SSAO research and development related expense. For the three and nine months ended September 30, 2006, total lupus research and development expense consisted primarily of salaries, production and clinical trial costs related to Riquent, share-based compensation expense and other costs related to research, manufacturing and clinical personnel and consulting and professional outside services. For the three and nine months ended September 30, 2006, total SSAO related research and development expense consisted primarily of salaries, share-based compensation expense and other costs for research and development personnel, research supplies and rent and lease expense.
     We expect that our research and development expense will increase significantly in the future. For example, we have initiated a Phase 3 clinical trial of Riquent which the FDA has indicated appears to satisfy the requirement that we conduct an additional randomized, double-blind study. This study is expected to involve approximately 600 patients and take several years to complete. As patient enrollment expands, we will be required to manufacture more Riquent and our manufacturing expenses will increase. Additionally, our research and development expenses may increase significantly if we initiate any additional clinical studies of Riquent or if we increase our activities related to the development of additional drug candidates. For our SSAO program, future development depends on our ability to obtain third party financing for this program including through a joint venture, partnership or other collaborative arrangement.
     For the three months ended September 30, 2006, general and administrative expense increased to $1.5 million from $1.1 million for the same period in 2005. This increase was primarily due to share-based compensation expense of approximately $0.7 million recorded in connection with the adoption of SFAS 123R. This increase was partially offset by selected patent and license write-offs of approximately $0.2 million recorded in 2005.
     For the nine months ended September 30, 2006, general and administrative expense increased to $7.2 million from $4.2 million for the same period in 2005. This increase was primarily due to share-based compensation expense of approximately $2.6 million recorded in connection with the adoption of SFAS 123R. This increase was also due to the expense of approximately $0.9 million recorded in the first quarter of 2006 for severance to our former Chairman and Chief Executive Officer and an increase of approximately $0.5 million in general corporate consulting and professional outside services. These increases were partially offset by a decrease in termination benefits, mainly related to severance, of approximately $0.5 million that was recorded in 2005 in connection with the termination of 16 general and administrative personnel and the savings in salaries and related expenses as a result of this reduction in personnel.
     We expect that our general and administrative expense will increase in the future to support our ongoing clinical trials as patient enrollment and the manufacturing of Riquent increases. Additionally, general and administrative expense may increase in the future if there is an increase in research and development or commercialization activities.
     Interest income, net increased to $0.7 million for the three months ended September 30, 2006 from $0.1 million for the same period in 2005. Interest income, net increased to $2.2 million for the nine months ended September 30, 2006 from $0.4 million for the same period in 2005. These increases were primarily due to higher average balances of cash, cash equivalents and short-term investments and higher average interest rates as compared to the same period in 2005.
Liquidity and Capital Resources
     From inception through September 30, 2006, we have incurred a cumulative net loss of approximately $289.1 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through September 30, 2006, we have raised approximately $336.8 million in net proceeds from sales of equity securities.
     At September 30, 2006, we had $50.2 million in cash, cash equivalents and short-term investments, as compared to $72.9 million at December 31, 2005. Our working capital at September 30, 2006 was $46.6 million, as compared to $70.1 million at December 31, 2005. The decrease in cash, cash equivalents and short-term investments resulted from the use of our financial resources to fund our clinical and manufacturing activities, research and development efforts and for other general corporate purposes. We invest our cash in United States government-backed securities and debt instruments of corporations with strong credit ratings. As of September 30, 2006, available-for-sale securities and cash equivalents of $17.9 million have stated maturity dates of one year or less and $31.0 million have maturity dates after one year. Securities that have a maturity date greater than one year have their interest rate reset periodically within time periods not exceeding 92 days.
     As of September 30, 2006, approximately $1.7 million of equipment ($0.6 million net of depreciation) is financed under notes payable obligations. In addition, we lease our office and laboratory facilities and certain equipment under operating leases. In 2003, we entered into a $1.4 million purchase commitment with a potential third party manufacturer of materials for Riquent. The purpose of the agreement was to qualify the manufacturer as a manufacturer that we could use in the commercial production of Riquent if we obtain regulatory approval. The agreement includes a cancellation fee of $0.4 million. We have also entered into non-cancelable purchase commitments for an aggregate of $0.6 million with third-party manufacturers of materials to be used in the production of Riquent. We intend to use our current financial resources to fund our obligations under these purchase commitments. In the future, we may increase our investments in property and equipment if we expand our research and development and manufacturing facilities and capabilities.
     The following table summarizes our contractual obligations at September 30, 2006 (in thousands). Long-term debt obligations include interest.

		Payment due by period
		Less than		3-5	More than
	Total	1 Year	1-3 Years	Years	5 Years
Long-Term Debt Obligations	$200	$189	$11	$—	$—
Operating Lease Obligations	2,560	847	1,687	26	—
Purchase Obligations	1,017	1,017	—	—	—

Total	$3,777	$2,053	$1,698	$26	$—

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
     We anticipate that our existing cash, cash investments, including the net proceeds of $62.3 million that we received from the sale of common stock and warrants in December 2005, and the interest earned thereon, will be sufficient to fund our operations as currently planned into the first quarter of 2008. This projection is based on the assumption that we do not raise any additional funds, either through the sale of additional securities or a collaborative agreement with a corporate partner and that we do not engage in any significant commercialization activities or significant activities in our other research programs. We will continually evaluate our planned activities. Any significant change in our planned activities or in the assumptions underlying our cash projection referred to above could result in a change to such cash projection.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We invest our excess cash in interest-bearing investment-grade securities which we sell from time to time to support our current operations. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Although the investment-grade securities which we hold are subject to changes in the financial standing of the issuer of such securities, we do not believe that we are subject to any material risks arising from the maturity dates of the debt instruments or changes in interest rates because the interest rates of the securities in which we invest that have a maturity date greater than one year are reset periodically within time periods not exceeding 92 days. We currently do not invest in any securities that are materially and directly affected by foreign currency exchange rates or commodity prices.
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2006. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2006. There was no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     An amended and restated description of certain risk factors associated with our business is set forth below. The following discussion includes material changes to and supersedes the risk factors that we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and the updated discussion that we disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2006.
Results from our clinical trials may not be sufficient to obtain regulatory approvals to market Riquent or our other drug candidates in the United States or Europe on a timely basis, if at all.
     Our drug candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. In order to sell any product that is under development, we must first receive regulatory approval. To obtain regulatory approval, we must conduct clinical trials and toxicology studies that demonstrate that our drug candidates are safe and effective. The process of obtaining FDA and foreign regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays.
     The FDA and foreign regulatory authorities have substantial discretion in the approval process and may not agree that we have demonstrated that Riquent is safe and effective. If Riquent is ultimately not found to be safe and effective, we would be unable to obtain regulatory approval to manufacture, market and sell Riquent. Although we have received an approvable letter from the FDA, the analysis of the data from our Phase 3 trial of Riquent showed that the trial did not reach statistical significance with respect to its primary endpoint, time to renal flare, or with respect to its secondary endpoint, time to treatment with high-dose corticosteroids or cyclophosphamide. In a preliminary assessment of the MAA, the EMEA reviewers indicated that additional clinical data would be needed prior to potential approval. Based on our reviews of the assessment, we believe that the ongoing clinical studies of Riquent should provide the necessary data; however, the data will not be available within the timeframe that the EMEA regulations allow for the review of the current Riquent application. Therefore, we decided to withdraw the current application, and plan to refile the MAA after the completion of the ongoing clinical trials. We can provide no assurances that the FDA or foreign regulatory authorities will ultimately approve Riquent or, if approved, what the indication for Riquent will be.
     As currently designed, our ongoing Phase 3 trial contains multiple dosing levels. Even if the Phase 3 clinical trial is successful, the FDA or foreign regulatory authorities may require additional studies to define dosing recommendations before we can obtain approval to market Riquent.

     Because Riquent is our only drug candidate for which we have completed a Phase 3 clinical trial, and because there is no guarantee that we would be able to develop an alternate drug candidate, our inability to obtain any regulatory approval of Riquent would have a severe negative effect on our business, and, in the future, we may not have the financial resources to continue research and development of Riquent or any other potential drug candidates.
We may not have sufficient financial resources to complete the ongoing Phase 3 clinical benefit trial of Riquent.
     We will need to successfully complete the ongoing Phase 3 clinical benefit study of Riquent prior to any FDA or any foreign regulatory approvals. We expect that the ongoing Phase 3 clinical benefit trial will involve approximately 600 patients and take several years to complete. Although we raised net proceeds of approximately $62.3 million from the sale of common stock and warrants in December 2005, we expect that the actual costs of completing the ongoing Phase 3 clinical benefit trial of Riquent will exceed our current cash resources. If we expend all of the funds that we have raised and do not receive funding from a collaborative agreement with a corporate partner or obtain other financing, we would not have the financial resources to complete the ongoing Phase 3 clinical benefit trial or to continue the research and development of Riquent, and it would be difficult or impossible for us to continue to operate.
We will need additional funds to support our operations.
     Our operations to date have consumed substantial capital resources. Before we can obtain FDA or foreign regulatory approval for Riquent, we will need to successfully complete the ongoing Phase 3 clinical benefit trial and possibly additional trials. Therefore, we expect to expend substantial amounts of capital resources for additional research, product development, pre-clinical testing and clinical trials of Riquent. We may also devote substantial additional capital resources to establish commercial-scale manufacturing capabilities and to market and sell potential products. These expenses may be incurred prior to or after any regulatory approvals that we may receive. Even with the net proceeds of approximately $62.3 million from our stock and warrant offering in December 2005, we expect that we would need additional funds to finance our future operations. Our future capital requirements would depend on many factors, including:
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
     We expect to incur substantial losses each year for at least the next several years as we continue our planned clinical trial, manufacturing, regulatory, and research and development activities. If we receive regulatory approval for Riquent, or any of our other drug candidates, our manufacturing, marketing and sales activities are likely to substantially increase our expenses and our need for additional working capital. In the future, it is possible that we will not be able to obtain additional funds and thus not have adequate resources to support continuation of our business activities.

We are currently devoting nearly all of our resources to the development and approval of Riquent. Accordingly, our efforts with respect to other drug candidates have significantly diminished.
     We have currently budgeted only a limited amount of funds for the development of small molecules for the treatment of autoimmune diseases and acute and chronic inflammatory disorders. Future development of these drug candidates depends on our ability to obtain third party financing for this program including through a joint venture, partnership or other collaborative arrangement. As a result, significant progress with respect to drug candidates other than Riquent, if any, will be significantly delayed and our success and ability to continue to operate depends on whether we obtain regulatory approval to market Riquent.
Our efforts to obtain approval to market Riquent in Europe may be delayed or unsuccessful.
     In order to obtain approval to market Riquent in Europe, we must submit an MAA to and pass inspections of the European health authority. The MAA was submitted with the EMEA on March 31, 2006. In October 2006, we requested the withdrawal of our MAA based on a preliminary assessment of the MAA whereby the EMEA reviewers indicated that additional clinical data would be needed prior to potential approval. Based on our review of the assessment, we believe that the ongoing clinical studies of Riquent should provide the necessary data; however, the data will not be available within the timeframe that the EMEA regulations allow for the review of the current Riquent application. Therefore, we decided to withdraw the current application, and plan to refile the MAA after the completion of the ongoing clinical trials. If and when we refile the MAA, the approval process may be delayed again because, among other matters: the EMEA may require additional tests to be conducted; we, or one of our contract manufacturing facilities, may be unable to successfully pass an inspection by the European health authority; or the European health authority ultimately may not accept the data presented in the MAA in combination with our proposals for post-authorization commitments as adequate for approval. In addition, we must manufacture three consecutive lots of Riquent to validate our manufacturing process as part of the MAA approval process. If we receive approval in Europe, post-authorization commitments, including additional clinical studies, may be required. If we fail to successfully complete these post-authorization commitments to the satisfaction of the European health authorities, our license to market Riquent in Europe, if any, could be revoked.
Our blood test to measure the binding affinity for Riquent has not been validated by independent laboratories, is likely to require regulatory review as part of the Riquent approval process and results to date may not be reproduced in current or future clinical trials.
     In 1998, we developed a blood test intended to identify the lupus patients who are most likely to respond to Riquent. The blood test was designed to measure the strength of the binding between Riquent and a patient’s antibodies. This affinity assay was used to identify, prospectively in the Phase 3 trial and retrospectively in the Phase 2/3 trial, the patients included in the efficacy analyses. Independent laboratories have not validated the assay, and the results of the affinity assay observed in our previous clinical trials of Riquent may not be reproducible in current or future clinical trials or may not be observed in the broader lupus patient population. Although the FDA has reviewed the assay as part of the NDA review process of Riquent, the FDA’s review of the assay will not be complete until after Riquent is approved, if ever, and we and the FDA agree upon the label for Riquent. In addition, foreign regulatory authorities may require that the assay be reviewed as part of their approval process for Riquent. Even if Riquent and the assay are approved by the FDA or foreign regulatory authorities, we may be required to conduct additional studies on the assay post-approval. Additional regulatory approval may be required for the testing laboratory that conducts the assay if Riquent is approved. If the FDA or foreign regulatory authorities do not concur with the use of the assay to identify potential patients for treatment with Riquent, or if any of them requires additional studies on the assay or additional regulatory approval of the testing laboratory, the approval and possible commercialization of Riquent may be delayed or prevented, which would have a severe negative effect on our business.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

3.3	Form of Common Stock Certificate (3)

4.1	Rights Agreement, dated as of December 3, 1998, between the Company and American Stock Transfer & Trust Company (4)

4.2	Amendment No. 1 to the Rights Agreement, dated as of July 21, 2000, between the Company and American Stock Transfer & Trust Company (5)

4.3	Amendment No. 2 to the Rights Agreement, dated as of December 14, 2005, between the Company and American Stock Transfer & Trust Company (6)

4.4	Amendment No. 3 to the Rights Agreement, dated as of March 1, 2006, between the Company and American Stock Transfer & Trust Company (1)

10.1	Employment Offer Letter, dated July 10, 2006 and executed July 14, 2006, by and between the Company and Michael Tansey, M.D. (7)*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Previously filed with the Company’s Current Report on Form 8-K filed March 1, 2006 and incorporated by reference herein.

(2)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(3)	Previously filed with the Company’s Registration Statement on Form S-3 (Registration No. 333-131246) filed January 24, 2006 and incorporated by reference herein.

(4)	Previously filed with the Company’s Registration Statement on Form 8-A (Registration No. 000-24274) filed December 4, 1998 and incorporated by reference herein.

(5)	Previously filed with the Company’s Current Report on Form 8-K filed January 26, 2001 and incorporated by reference herein. The changes effected by the Amendment are also reflected in the Amendment to Application for Registration on Form 8-A/A filed on January 26, 2001.

(6)	Previously filed with the Company’s Current Report on Form 8-K filed December 16, 2005 and incorporated by reference herein.

(7)	Previously filed with the Company’s Current Report on Form 8-K filed July 18, 2006 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company
Date: November 7, 2006	/s/ Deirdre Y. Gillespie
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