Form 10-Q
period 2007-03-31
LA JOLLA PHARMACEUTICAL CO
filed 2007-05-09
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Yes      ☐     No      ☑
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 1, 2007 was 39,540,115.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS — UNAUDITED
LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$3,121	$3,829
Short-term investments	30,086	39,080
Other current assets	608	1,004

Total current assets	33,815	43,913

Property and equipment, net	1,965	2,333
Patent costs and other assets, net	3,314	3,279

Total assets	$39,094	$49,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,581	$2,125
Accrued clinical/regulatory expenses	1,982	1,530
Accrued expenses	860	1,137
Accrued payroll and related expenses	785	1,265
Current portion of obligations under notes payable	135	183

Total current liabilities	6,343	6,240

Noncurrent portion of obligations under notes payable	175	196

Commitments

Stockholders’ equity:
Common stock	329	327
Additional paid-in capital	343,874	342,519
Accumulated deficit	(311,627)	(299,757)

Total stockholders’ equity	32,576	43,089

Total liabilities and stockholders’ equity	$39,094	$49,525

Note: The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles.
See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Expenses:
Research and development	$10,375	$7,890
General and administrative	1,980	3,725

Total expenses	12,355	11,615

Loss from operations	(12,355)	(11,615)

Interest income	494	760
Interest expense	(9)	(13)

Net loss	$(11,870)	$(10,868)

Basic and diluted net loss per share	$(0.36)	$(0.33)

Shares used in computing basic and diluted net loss per share	32,737	32,480

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net loss	$(11,870)	$(10,868)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	460	509
Loss on write-off/disposal of property and equipment and patents	75	1
Share-based compensation expense	1,116	1,655
Accretion of interest income	(6)	(20)
Change in operating assets and liabilities:
Other current assets	396	347
Accounts payable	456	370
Accrued clinical/regulatory expenses	452	439
Accrued expenses	(277)	368
Accrued payroll and related expenses	(480)	896

Net cash used for operating activities	(9,678)	(6,303)

Investing activities:
Purchases of short-term investments	(3,000)	(16,700)
Sales of short-term investments	12,000	19,250
Additions to property and equipment	(45)	(105)
Increase in patent costs and other assets	(157)	(124)

Net cash provided by investing activities	8,798	2,321

Financing activities:
Net proceeds from issuance of common stock	241	68
Payments on obligations under notes payable	(69)	(204)

Net cash provided by (used for) financing activities	172	(136)

Net decrease in cash and cash equivalents	(708)	(4,118)
Cash and cash equivalents at beginning of period	3,829	6,411

Cash and cash equivalents at end of period	$3,121	$2,293

Supplemental disclosure of cash flow information:
Interest paid	$9	$13

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2007
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of La Jolla Pharmaceutical Company and its wholly-owned subsidiary (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the severance accrual – see Note 3 for further details) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2007. For more complete financial information, these condensed consolidated financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
2. Accounting Policies
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of La Jolla Pharmaceutical Company and its wholly-owned subsidiary, La Jolla Limited, which was incorporated in England in 2004. There have been no significant transactions related to La Jolla Limited since its inception.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and disclosures made in the accompanying notes to the condensed consolidated financial statements. Actual results could differ materially from those estimates.
Share-Based Compensation
On January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Under SFAS 123R, the estimated fair value of share-based compensation, including stock options and restricted stock granted under the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (the "2004 Plan") and discounted purchases of common stock by employees under the La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (the "ESPP"), is recognized as compensation expense. The estimated fair value of stock options and restricted stock is expensed on a straight-line basis over the vesting term. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock for each quarterly purchase during the two-year offering period and the purchase discount. See Note 4 for further information and the effects of SFAS 123R on the Company’s consolidated results of operations and financial condition.
Expenses allocable to options or stock awards issued to non-employees, other than non-employee directors, have been determined in accordance with Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Deferred charges for options granted to such non-employees are periodically remeasured as the options vest.

Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”) to clarify the criteria for recognizing tax benefits related to uncertain tax positions under SFAS No. 109, Accounting for Income Taxes, and to require additional financial statement disclosure. FIN 48 requires that the Company recognize in its consolidated financial statements, the impact of a tax position if that position is more-likely-than-not to be sustained upon examination, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 as of January 1, 2007 is reflected in Note 5.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not currently believe that the adoption of SFAS 157 will have a material impact on its consolidated results of operations and financial condition.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated results of operations and financial condition.
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
Because the Company has incurred a net loss for both periods presented in the condensed consolidated statements of operations, stock options, common stock subject to repurchase and warrants are not included in the computation of net loss per share because their effect is anti-dilutive. The shares used to compute basic and diluted net loss per share represent the weighted-average common shares outstanding, reduced by the weighted-average unvested common shares subject to repurchase. There were no unvested common shares subject to repurchase for the quarter ended March 31, 2007. The number of weighted-average unvested common shares subject to repurchase for the three months ended March 31, 2006 was 58,176.
Comprehensive Loss
In accordance with SFAS No. 130, Reporting Comprehensive Income (Loss), unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). There were no unrealized gains or losses on available-for-sale securities for the three-month periods ended March 31, 2007 and 2006.

3. Severance Charges
On March 17, 2006, the Company entered into a separation agreement with its former Chairman and Chief Executive Officer following his resignation on March 14, 2006. In March 2006, the Company recorded total severance charges of approximately $915,000 in connection with the separation agreement, which was included in general and administrative expense. In accordance with the separation agreement, the Company had paid $899,000 as of March 31, 2007.
4. Stockholders’ Equity
Share-Based Compensation Plans
In 1994, the Company adopted the La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (the “1994 Plan”), under which, as amended, 1,640,000 shares of common stock were authorized for issuance. The 1994 Plan expired in June 2004 and there remained 1,072,058 options outstanding under the 1994 Plan as of March 31, 2007.
In 2004, the Company adopted the 2004 Plan, under which, as amended, 4,160,000 shares of common stock have been authorized for issuance. The 2004 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to employees, directors, consultants and advisors of the Company with up to a 10-year contractual life and various vesting periods as determined by the Company’s Compensation Committee or the board of directors, as well as automatic fixed grants to non-employee directors of the Company. As of March 31, 2007, there were a total of 3,471,264 options outstanding under the 2004 Plan and 429,215 shares remained available for future grant.
In 1995, the Company adopted the ESPP, under which, as amended, 600,000 shares of common stock are reserved for sale to eligible employees, as defined in the ESPP. Employees may purchase common stock under the ESPP every three months (up to but not exceeding 10% of each employee’s base salary or hourly compensation, and any cash bonus paid) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months. As of March 31, 2007, 450,847 shares of common stock have been issued under the ESPP and 149,153 shares of common stock are available for future issuance.
Share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2007 and 2006 was $1.1 million and $1.7 million, respectively. As of March 31, 2007 and 2006, there was $8.5 million and $6.5 million, respectively, of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a weighted-average period of 1.2 years.
The following table summarizes share-based compensation expense related to employee and director stock options, restricted stock and ESPP purchases under SFAS 123R by expense category:

	Three Months Ended
	March 31,
(in thousands)	2007	2006
Research and development	$427	$396
General and administrative	689	1,259

Share-based compensation expense included in operating expenses	$1,116	$1,655

The Company determines the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because stock options granted by the Company have characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of fair value of the stock options granted by the Company. Although the fair value of the employee and director stock options granted by the Company is determined in accordance with SFAS 123R using an option-pricing model, that value may not be indicative of the fair value observed in a willing-buyer/willing-seller market transaction.
The Company estimated the fair value of each option grant and ESPP purchase right on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Options:	March 31,
	2007	2006
Risk-free interest rate	4.7%	4.6%
Dividend yield	0.0%	0.0%
Volatility	128.1%	115.3%
Expected life (years)	6.0 - 6.1	5.5 - 6.1

ESPP:	March 31,
	2007	2006
Risk-free interest rate	5.1%	4.5%
Dividend yield	0.0%	0.0%
Volatility	115.4%	50.7%
Expected life	3 months	3 months
The weighted-average fair values of options granted were $2.88 and $4.53 for the three months ended March 31, 2007 and 2006, respectively. For the ESPP, the weighted-average purchase prices were $2.55 and $3.07 for the three months ended March 31, 2007 and 2006, respectively.
A summary of the Company’s stock option activity and related data for the three months ended March 31, 2007 follows:

	Outstanding Options
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Balance at December 31, 2006	4,302,379	$9.83
Granted	473,973	$3.20
Exercised	(146,672)	$2.90
Forfeited or expired	(86,358)	$13.16

Balance at March 31, 2007	4,543,322	$9.30

In March 2007, the Company awarded 3,600 shares of common stock to the Chairman of the Board in accordance with the Chairman Compensation Policy approved by the Board of Directors on March 14, 2006 regarding the tax liability associated with the restricted stock issued on March 15, 2006 and vested on March 15, 2007. The newly awarded shares immediately vested on the date of issuance, and the Company recorded compensation expense of approximately $25,000 for the fair value of the award.
5. Income Taxes
On January 1, 2007, the Company adopted FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken in a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

At January 1, 2007, the Company had net deferred tax assets of $131.5 million. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Company’s net deferred tax assets. Additionally, the future utilization of the Company’s NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not yet determined whether such an ownership change has occurred, however, the Company plans to complete a Section 382 analysis regarding the limitation of the carryforwards for NOL’s and R&D credits. When this project is completed, the Company plans to update the unrecognized tax benefits under FIN 48. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date. At this time, the Company cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to their utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties related to income tax matters.
The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years are subject to examination for 1991 and forward by the U.S. tax authorities and for 1989 and forward by the California tax authorities due to the carryforward of unutilized NOL’s and R&D credits.
6. Subsequent Event
In April 2007, the Company sold a total of 6,670,000 shares of its common stock in an underwritten public offering for net proceeds of approximately $38.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     The forward-looking statements in this report involve significant risks, assumptions and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. The analyses of clinical results of Riquent® (abetimus sodium), previously known as LJP 394, our drug candidate for the treatment of systemic lupus erythematosus (lupus), and any other drug candidate that we may develop, including the results of any trials or models that are ongoing or that we may initiate in the future, could result in a finding that these drug candidates are not effective in large patient populations, do not provide a meaningful clinical benefit, or may reveal a potential safety issue requiring us to develop new candidates. The analysis of the data from our previous Phase 3 trial of Riquent showed that the trial did not reach statistical significance with respect to its primary endpoint, time to renal flare, or with respect to its secondary endpoint, time to treatment with high-dose corticosteroids or cyclophosphamide. The results from our clinical trials of Riquent, including the results of any trials that are ongoing or that we may initiate in the future, may not ultimately be sufficient to obtain regulatory clearance to market Riquent either in the United States or any other country, and we may be required to conduct additional clinical studies to demonstrate the safety and efficacy of Riquent in order to obtain marketing approval. There can be no assurance, however, that we will have the necessary resources to complete any current or future trials or that any such trials will sufficiently demonstrate the safety and efficacy of Riquent. Our ability to develop and sell our products in the future may be adversely affected by the intellectual property rights of third parties or the validity or enforceability of our intellectual property rights, including the ability of the recently issued European composition of matter patent to survive any opposition proceedings. Additional risk factors include the uncertainty and timing of: obtaining required regulatory approvals, including delays associated with any approvals that we may obtain; the availability of sufficient financial resources, timely supply of drug product for clinical trials; our ability to pass all necessary regulatory inspections; the increase in capacity of our manufacturing capabilities for possible commercialization; successfully marketing and selling our products; our lack of manufacturing, marketing and sales experience; our ability to make use of the orphan drug designation for Riquent; generating future revenue from product sales or other sources such as collaborative relationships; future profitability; and our dependence on patents and other proprietary rights. Readers are cautioned to not place undue reliance upon forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Accordingly, you should not rely upon forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements are subject to the risks, uncertainties and other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, and in the “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2006, and in other reports and registration statements that we file with the Securities and Exchange Commission from time to time.
Developments in 2007
     On February 1, 2007, we announced that we had made continued progress in enrolling patients in our Phase 3 clinical trial of Riquent in that we had enrolled 202 patients in the study and 74 clinical trial sites were open to enroll patients, including newly added sites in Europe and Mexico. In addition, we also announced that following recent discussions with the Food and Drug Administration (FDA), we implemented several enhancements to further strengthen the current Phase 3 study, which remains under Special Protocol Assessment. These enhancements include:
•
Focus on higher doses – all new patients entering the study will be randomized in equal numbers to receive a weekly dose of either 300 mg or 900 mg of Riquent (the safety of which has been studied) or placebo, with no further patients randomized to the 100 mg dose group.

•
Increase sample size – the study sample size is increased from approximately 600 to approximately 730 patients, which is expected to increase the likelihood of achieving a statistically significant outcome for the individual dose groups when compared with placebo, as well as overall.

     On March 8 and March 20, 2007, we announced positive interim antibody results from our ongoing double-blind, placebo-controlled randomized Phase 3 trial of Riquent. Analyses of interim antibody data indicate that patients treated with 900 mg or 300 mg per week doses of Riquent had greater reductions in antibodies to double-stranded DNA (dsDNA) than patients treated with 100 mg per week or placebo. The results showed a significant dose response when comparing all Riquent-treated patients to placebo-treated patients (p = 0.0001), and each Riquent dose group to the placebo dose group (p < 0.0032 for 100 mg, p < 0.0001 for 300 mg and 900 mg).
     On March 29, 2007, we announced the pricing of an underwritten public offering of 5,800,000 shares of our common stock at $6.00 per share. In connection with this offering, we granted the underwriters an option to purchase up to an additional 870,000 shares to cover over-allotments. On April 10, 2007, we announced that we had completed the public offering for total net proceeds of approximately $38.0 million, including the proceeds from the over-allotment shares.
     On April 26, 2007, we announced that composition of matter patents covering Riquent have issued in both Europe and in the People’s Republic of China. If the full five years of patent term extension under a Supplemental Protection Certificate are granted, the term of the European patent would extend to December 2, 2018. The Chinese patent will be in effect until September 8, 2014.
Overview
     Since our inception in May 1989, we have devoted substantially all of our resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. We have never generated any revenue from product sales and have relied on public and private offerings of securities, revenue from collaborative agreements, equipment financings and interest income on invested cash balances for our working capital. We expect that our research and development expenses will increase significantly in the future. For example, we have initiated a Phase 3 clinical trial of Riquent which the FDA has indicated appears to satisfy the requirement that we conduct an additional randomized, double-blind study. This study is expected to involve approximately 730 patients and take several years to complete. We expect to expend substantial amounts of capital resources for the clinical development and manufacturing of Riquent. We may also devote substantial additional capital resources to establish commercial-scale manufacturing capabilities and to market and sell potential products. These expenses may be incurred prior to or after any regulatory approvals that we may receive. In addition, our research and development expenses may increase if we initiate any additional clinical studies of Riquent or if we increase our activities related to any additional drug candidates. Even with the net proceeds of approximately $38.0 million from the fundraising that we completed in April 2007, we expect that we will need additional funds to complete the Phase 3 trial and to continue the development of Riquent. Our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and the financial information included in this report are not necessarily indicative of our future operating results or financial condition.
     We expect our net loss to fluctuate from quarter to quarter as a result of the timing of expenses incurred and the revenues earned from any potential collaborative arrangements we may establish. Some of these fluctuations may be significant. As of March 31, 2007, our accumulated deficit was approximately $311.6 million.
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
Results of Operations
     For the three months ended March 31, 2007, research and development expenses increased to $10.4 million from $7.9 million for the same period in 2006. The increase was primarily attributable to increased activity in the Phase 3 clinical trial of Riquent, including related drug production expenses.
     Research and development expense of $10.4 million for the three months ended March 31, 2007 consisted primarily of salaries, share-based compensation expense and other costs related to research, manufacturing and clinical personnel, production and clinical trial costs related to Riquent and consulting and professional outside services.
     We expect that our research and development expense will increase significantly in the future. For example, our Phase 3 clinical trial of Riquent, which the FDA has indicated appears to satisfy the requirement that we conduct an additional randomized, double-blind study, is expected to involve approximately 730 patients and take several years to complete. As patient enrollment expands, we will be required to manufacture more Riquent and our manufacturing expenses will increase. Additionally, our research and development expenses may increase significantly if we initiate any additional clinical studies of Riquent or if we increase our activities related to the development of additional drug candidates.
     For the three months ended March 31, 2007, general and administrative expense decreased to $2.0 million from $3.7 million for the same period in 2006. The decrease was primarily due to a decrease in termination benefits, mainly severance and additional expense for accelerated stock option vesting related to the former Chairman and Chief Executive Officer’s departure in the first quarter of 2006 and a decrease in the use of general corporate consulting and outside professional services.
     We expect that our general and administrative expense will increase in the future to support our ongoing clinical trials as patient enrollment and the manufacturing of Riquent increases. Additionally, general and administrative expense may increase in the future if there is an increase in research and development or commercialization activities.
     Interest income, net decreased to $0.5 million for the three months ended March 31, 2007 from $0.7 million for the same period in 2006 primarily due to lower average balances of cash, cash equivalents and short-term investments as compared to 2006.
Liquidity and Capital Resources
     From inception through March 31, 2007, we have incurred a cumulative net loss of approximately $311.6 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through March 31, 2007, we have raised approximately $337.2 million in net proceeds from sales of equity securities.
     At March 31, 2007, we had $33.2 million in cash, cash equivalents and short-term investments, as compared to $42.9 million at December 31, 2006. Our working capital at March 31, 2007 was $27.5 million, as compared to $37.7 million at December 31, 2006. The decrease in cash, cash equivalents and short-term investments resulted from the use of our financial resources to fund our clinical trial and manufacturing activities, research and development efforts and for other general corporate purposes. We invest our cash in United States government-backed securities, debt instruments of entities with strong credit ratings and money market funds. As of March 31, 2007, we classified all of our investments as available-for-sale securities because we expect to sell them in order to support our current operations regardless of their maturity dates. As of March 31, 2007, available-for-sale securities and cash equivalents of $11.1 million have stated maturity dates of one year or less and $21.0 million have maturity dates after one year. Securities that have a maturity date greater than one year have their interest rate reset periodically within time periods not exceeding 92 days. Subsequently, in April 2007, we received net proceeds of approximately $38.0 million from the sale of a total of 6,670,000 shares of our common stock in an underwritten public offering.
     As of March 31, 2007, approximately $0.9 million of equipment ($0.5 million net of depreciation) is financed under notes payable obligations. In December 2006, we entered into a credit facility to fund equipment purchases of up to $1.8 million until the end of the second quarter of 2008. In addition, we lease our office and laboratory facilities and certain equipment under operating leases. We have also entered into non-cancelable purchase commitments for an aggregate of $2.0 million with third-party manufacturers of materials to be used in the production of Riquent. We intend to use our current financial resources to fund our obligations under these purchase commitments. In the future, we may increase our investments in property and equipment if we expand our research and development and manufacturing facilities and capabilities.
     The following table summarizes our contractual obligations at March 31, 2007. Long-term debt obligations include interest.

		Payment due by period (in thousands)
		Less than		3-5	More than
	Total	1 Year	1-3 Years	Years	5 Years
Long-Term Debt Obligations	$355	$157	$198	$--	$--
Operating Lease Obligations	2,079	809	1,262	8	--
Purchase Obligations	1,971	1,971	--	--	--
Total	$4,405	$2,937	$1,460	$8	$--

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
     We anticipate that our existing cash, cash investments, including the net proceeds of approximately $38.0 million that we received from the sale of common stock in April 2007, and the interest earned thereon, will be sufficient to fund our operations as currently planned into the fourth quarter of 2008. This projection is based on the assumption that we do not raise any additional funds, either through the sale of additional securities or a collaborative agreement with a corporate partner and that we do not engage in any significant commercialization activities or significant activities in our other research programs.
     We have no current means of generating cash flow from operations. Our lead drug candidate, Riquent, will not generate revenues, if at all, until it has received regulatory approval and has been successfully manufactured, marketed and sold. This process, if completed, will take a significant amount of time. Our other drug candidates are much less developed than Riquent. There can be no assurance that our product development efforts with respect to Riquent or any other drug candidate will be successfully completed, that required regulatory approvals will be obtained or that any product, if introduced, will be successfully marketed or achieve commercial acceptance. Accordingly, we will continue to rely on outside sources of financing to meet our capital needs for the foreseeable future.
     We will continue to seek capital through any number of means, including by establishing one or more collaborative arrangements and by issuing our securities. If our cash requirements exceed our current projections, we may need additional financing sooner than currently expected. However, there can be no assurance that additional financing will be available to us on acceptable terms, if at all, and our negotiating position in capital-raising efforts may worsen as we continue to use existing resources or if the development of Riquent is delayed or terminated. There is also no assurance that we will be able to enter into further collaborative relationships. In the future, it is possible that we will not have adequate resources to support continuation of our business activities.

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
     Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

La Jolla Pharmaceutical Company
Date: May 9, 2007	/s/ Deirdre Y. Gillespie
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