Form 10-Q
period 2007-06-30
LA JOLLA PHARMACEUTICAL CO
filed 2007-08-07
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐      No ☑
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 1, 2007 was 39,576,345.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS — UNAUDITED
LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$3,357	$3,829
Short-term investments	56,822	39,080
Prepaids and other current assets	1,169	1,004

Total current assets	61,348	43,913

Property and equipment, net	1,623	2,333
Patent costs and other assets, net	3,572	3,279

Total assets	$66,543	$49,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,116	$2,125
Accrued clinical/regulatory expenses	3,869	1,530
Accrued expenses	1,272	1,137
Accrued payroll and related expenses	1,165	1,265
Current portion of obligations under notes payable	117	183

Total current liabilities	7,539	6,240

Noncurrent portion of obligations under notes payable	210	196

Commitments

Stockholders’ equity:
Common stock	396	327
Additional paid-in capital	383,556	342,519
Other comprehensive loss	(14)	—
Accumulated deficit	(325,144)	(299,757)

Total stockholders’ equity	58,794	43,089

Total liabilities and stockholders’ equity	$66,543	$49,525

Note: The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles.
See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Expenses:
Research and development	$12,186	$8,187	$22,561	$16,077
General and administrative	2,112	1,900	4,092	5,625

Total expenses	14,298	10,087	26,653	21,702

Loss from operations	(14,298)	(10,087)	(26,653)	(21,702)

Interest income	838	750	1,332	1,510
Interest expense	(57)	(8)	(66)	(21)

Net loss	$(13,517)	$(9,345)	$(25,387)	$(20,213)

Basic and diluted net loss per share	$(0.34)	$(0.29)	$(0.70)	$(0.62)

Shares used in computing basic and diluted net loss per share	39,256	32,503	36,015	32,491

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net loss	$(25,387)	$(20,213)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	885	1,012
Loss on write-off/disposal of property and equipment and patents	75	16
Share-based compensation expense	2,579	3,028
Accretion of interest income, net	(91)	79
Change in operating assets and liabilities:
Prepaids and other current assets	(165)	(238)
Accounts payable	(1,009)	290
Accrued clinical/regulatory expenses	2,339	385
Accrued expenses	135	441
Accrued payroll and related expenses	(100)	930

Net cash used for operating activities	(20,739)	(14,270)

Investing activities:
Purchases of short-term investments	(38,415)	(16,700)
Sales of short-term investments	20,750	29,050
Increase in restricted cash	—	(876)
Additions to property and equipment	(81)	(164)
Increase in patent costs and other assets	(462)	(253)

Net cash (used for) provided by investing activities	(18,208)	11,057

Financing activities:
Net proceeds from issuance of common stock	38,527	126
Proceeds from issuance of notes payable	75	—
Payments on obligations under notes payable	(127)	(343)

Net cash provided by (used for) financing activities	38,475	(217)

Net decrease in cash and cash equivalents	(472)	(3,430)
Cash and cash equivalents at beginning of period	3,829	6,411

Cash and cash equivalents at end of period	$3,357	$2,981

Supplemental disclosure of cash flow information:
Interest paid	$66	$21

Supplemental schedule of noncash investing and financing activities:
Net unrealized losses on available-for-sale investments	$(14)	$—

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2007
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of La Jolla Pharmaceutical Company and its wholly-owned subsidiary (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the severance accrual – see Note 3 for further details) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2007. For more complete financial information, these condensed consolidated financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
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
Recent Accounting Pronouncement
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated results of operations and financial condition.
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
Because the Company has incurred a net loss for all periods presented in the condensed consolidated statements of operations, stock options, common stock subject to repurchase and warrants are not included in the computation of net loss per share because their effect is anti-dilutive. The shares used to compute basic and diluted net loss per share represent the weighted-average common shares outstanding, reduced by the weighted-average unvested common shares subject to repurchase. There were no unvested common shares subject to repurchase for the three and six months ended June 30, 2007. The number of weighted-average unvested common shares subject to repurchase for the three and six months ended June 30, 2006 were 74,398 and 66,332, respectively.
Comprehensive Loss
In accordance with SFAS No. 130, Reporting Comprehensive Income (Loss), unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). The Company’s comprehensive net loss totaled $13,531,000 and $9,345,000 for the three-month periods ended June 30, 2007 and 2006, respectively, and $25,401,000 and $20,213,000 for the six-month periods ended June 30, 2007 and 2006, respectively.
3. Severance Charges
On March 17, 2006, the Company entered into a separation agreement with its former Chairman and Chief Executive Officer following his resignation on March 14, 2006. In March 2006, the Company recorded total severance charges of approximately $915,000 in connection with the separation agreement, which was included in general and administrative expense. In accordance with the separation agreement, the Company had paid $903,000 as of June 30, 2007.
4. Stockholders’ Equity
Share-Based Compensation
In 1994, the Company adopted the La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (the “1994 Plan”), under which, as amended, 1,640,000 shares of common stock were authorized for issuance. The 1994 Plan expired in June 2004 and there remained 956,535 options outstanding under the 1994 Plan as of June 30, 2007.
In 2004, the Company adopted the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (the “2004 Plan”), under which, as amended, 5,000,000 shares of common stock have been authorized for issuance. The 2004 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to employees, directors, consultants and advisors of the Company with up to a 10-year contractual life and various vesting periods as determined by the Company’s Compensation Committee or the board of directors, as well as automatic fixed grants to non-employee directors of the Company. As of June 30, 2007, there were a total of 3,806,593 options outstanding under the 2004 Plan and 916,954 shares remained available for future grant.
In 1995, the Company adopted the La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (the “ESPP”), under which, as amended, 700,000 shares of common stock are reserved for sale to eligible employees, as defined in the ESPP. Employees may purchase common stock under the ESPP every three months (up to but not exceeding 10% of each employee’s base salary or hourly compensation, and any cash bonus paid) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months. As of June 30, 2007, 477,436 shares of common stock have been issued under the ESPP and 222,564 shares of common stock are available for future issuance.
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Under SFAS 123R, the estimated fair value of share-based compensation, including stock options and restricted stock granted under the 2004 Plan and discounted purchases of common stock by employees under the ESPP, is recognized as compensation expense. The estimated fair value of stock options and restricted stock is expensed on a straight-line basis over the vesting term. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock for each quarterly purchase during the two-year offering period and the purchase discount.
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
Share-based compensation expense recognized under SFAS 123R for the three-month periods ended June 30, 2007 and 2006 was $1,463,000 and $1,372,000, respectively, and $2,579,000 and $3,026,000, for the six-month periods ended June 30, 2007 and 2006, respectively. As of June 30, 2007 and 2006, there was $9,019,000 and $10,108,000, respectively, of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a weighted-average period of 1.3 years.
The following table summarizes share-based compensation expense related to employee and director stock options, restricted stock and ESPP purchases under SFAS 123R by expense category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Research and development	$755	$749	$1,182	$1,144
General and administrative	708	623	1,397	1,882

Share-based compensation expense included in operating expenses	$1,463	$1,372	$2,579	$3,026

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
The Company estimated the fair value of each option grant and ESPP purchase right on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	June 30,
	2007	2006
Risk-free interest rate	4.7%	4.8%
Dividend yield	0.0%	0.0%
Volatility	119.6%	114.1%
Expected life (years)	5.5 - 6.1	5.5 - 6.1

	June 30,
ESPP:	2007	2006
Risk-free interest rate	5.0%	4.6%
Dividend yield	0.0%	0.0%
Volatility	87.6%	53.3%
Expected life	3 months	3 months
The weighted-average fair values of options granted were $4.76 and $3.74 for the three months ended June 30, 2007 and 2006, respectively, and $3.73 and $4.04 for the six months ended June 30, 2007 and 2006, respectively. For the ESPP, the weighted-average purchase prices were $2.74 and $3.07 for the three months ended June 30, 2007 and 2006, respectively, and $2.66 and $3.07 for the six months ended June 30, 2007 and 2006, respectively.
A summary of the Company’s stock option activity and related data for the six months ended June 30, 2007 follows:

	Outstanding Options
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Balance at December 31, 2006	4,302,379	$9.83
Granted	869,973	$4.32
Exercised	(164,209)	$3.01
Forfeited or expired	(245,015)	$18.40

Balance at June 30, 2007	4,763,128	$8.62

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
5. Income Taxes
On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken in a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.
At January 1, 2007, the Company had net deferred tax assets of $131,496,000. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Company’s net deferred tax assets. Additionally, the future utilization of the Company’s NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to ownership changes that have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred, however, the Company plans to complete a Section 382 analysis regarding the limitation of the carryforwards for NOL and R&D credits. When this project is completed, the Company plans to update the unrecognized tax benefits under FIN 48. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date.

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
The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years are subject to examination for 1991 and forward by the U.S. tax authorities and for 1989 and forward by the California tax authorities due to the carryforward of unutilized NOL and R&D credits.
6. Changes in Securities
In April 2007, the Company sold an aggregate of 6,670,000 shares of common stock in a public offering for net proceeds to the Company of approximately $37,911,000.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     The forward-looking statements in this report involve significant risks, assumptions and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. The analyses of clinical results of Riquent® (abetimus sodium), previously known as LJP 394, our drug candidate for the treatment of systemic lupus erythematosus (lupus), and any other drug candidate that we may develop, including the results of any trials or models that are ongoing or that we may initiate in the future, could result in a finding that these drug candidates are not effective in large patient populations, do not provide a meaningful clinical benefit, or may reveal a potential safety issue requiring us to develop new candidates. The analysis of the data from our previous Phase 3 trial of Riquent showed that the trial did not reach statistical significance with respect to its primary endpoint, time to renal flare, or with respect to its secondary endpoint, time to treatment with high-dose corticosteroids or cyclophosphamide. The results from our clinical trials of Riquent, including the results of any trials that are ongoing or that we may initiate in the future, may not ultimately be sufficient to obtain regulatory clearance to market Riquent either in the United States or any other country, and we may be required to conduct additional clinical studies to demonstrate the safety and efficacy of Riquent in order to obtain marketing approval. There can be no assurance, however, that we will have the necessary resources to complete any current or future trials or that any such trials will sufficiently demonstrate the safety and efficacy of Riquent. Our ability to develop and sell our products in the future may be adversely affected by the intellectual property rights of third parties or the validity or enforceability of our intellectual property rights, including the ability of the recently issued European composition of matter patent to survive any opposition proceedings. Additional risk factors include the uncertainty and timing of: obtaining required regulatory approvals, including delays associated with any approvals that we may obtain; the availability of sufficient financial resources; the timely supply of drug product for clinical trials; our ability to pass all necessary regulatory inspections; the increase in capacity of our manufacturing capabilities for possible commercialization; successfully marketing and selling our products; our lack of manufacturing, marketing and sales experience; our ability to make use of the orphan drug designation for Riquent; generating future revenue from product sales or other sources such as collaborative relationships; future profitability; and our dependence on patents and other proprietary rights. Readers are cautioned to not place undue reliance upon forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Accordingly, you should not rely upon forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements are subject to the risks, uncertainties and other factors described in the “Risk Factors” contained in our Annual Report on Form

10-K for the year ended December 31, 2006, and in other reports and registration statements that we file with the Securities and Exchange Commission from time to time.
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
     On May 10, 2007, we announced that Niv E. Caviar had joined the Company as Executive Vice President, Chief Business Officer and Chief Financial Officer.
Overview
     Since our inception in May 1989, we have devoted substantially all of our resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. We have never generated any revenue from product sales and have relied on public and private offerings of securities, revenue from collaborative agreements, equipment financings and interest income on invested cash balances for our working capital. We expect that our research and development expenses will increase significantly in the future. For example, we have initiated a Phase 3 clinical trial of Riquent, which the FDA has indicated, appears to satisfy the requirement that we conduct an additional randomized, double-blind study. This study is expected to involve approximately 730 patients and take several years to complete. We expect to expend substantial amounts of capital resources for the clinical development and manufacturing of Riquent. We may also devote substantial additional capital resources to establish commercial-scale manufacturing capabilities and to market and sell potential products. These expenses may be incurred prior to or after any regulatory approvals that we may receive. In addition, our research and development expenses may increase if we initiate any additional clinical studies of Riquent or if we increase our activities related to any additional drug candidates. Even with the net proceeds of approximately $37.9 million from the fundraising that we completed in April 2007, we expect that we will need additional funds to complete the Phase 3 trial and to continue the development of Riquent. Our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and the financial information included in this report are not necessarily indicative of our future operating results or financial condition.
     We expect our net loss to fluctuate from quarter to quarter as a result of the timing of expenses incurred and the revenues earned from any potential collaborative arrangements we may establish. Some of these fluctuations may be significant. As of June 30, 2007, our accumulated deficit was approximately $325.1 million.
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
Recent Accounting Pronouncements
     For information on the recent accounting pronouncements impacting our business, see Note 2 of the notes to condensed consolidated financial statements included in Item 1.
Results of Operations
     For the three and six months ended June 30, 2007, research and development expenses increased to $12.2 million and $22.6 million, respectively, from $8.2 million and $16.1 million, respectively, for the same periods in 2006. These increases were primarily attributable to increased activity in the Phase 3 clinical trial of Riquent.
     Research and development expenses of $12.2 million and $22.6 million for the three and six months ended June 30, 2007, respectively, consisted primarily of costs related to the Phase 3 clinical trial of Riquent, including production costs, clinical costs, salaries and other costs related to research, manufacturing and clinical personnel and consulting and professional outside services, as well as share-based compensation expense of approximately $0.8 million and $1.2 million, respectively.
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
     For the three months ended June 30, 2007, general and administrative expense increased to $2.1 million from $1.9 million for the same period in 2006 and decreased to $4.1 million for the six months ended June 30, 2007, from $5.6 million for the same period in 2006. The increase for the three months ended June 30, 2007 was primarily due to an increase in share-based compensation expense recognized in the second quarter of 2007 in connection with SFAS 123R, of approximately $0.1 million. The decrease for the six months ended June 30, 2007 was primarily due to a decrease in termination benefits, mainly severance of approximately $0.9 million and additional expense of approximately $0.8 million for accelerated stock option vesting related to the former Chairman and Chief Executive Officer’s departure in the first quarter of 2006.
     We expect that our general and administrative expense will increase in the future to support our ongoing clinical trials as patient enrollment and the manufacturing of Riquent increases. Additionally, general and administrative expense may increase in the future if there is an increase in research and development or commercialization activities.
     Interest income, net increased to $0.8 million for the three months ended June 30, 2007 from $0.7 million for the same period in 2006 and decreased to $1.3 million for the six months ended June 30, 2007 from $1.5 million for the same period in 2006. The increase for the three months ended June 30, 2007 was due primarily to higher average interest rates earned on cash, cash equivalents and short-term investments, partially offset by lower average balances of cash, cash equivalents and short-term investments as compared to 2006. The decrease for the six months ended June 30, 2007 was due primarily to lower average balances of cash, cash equivalents and short-term investments as compared to 2006.
Liquidity and Capital Resources
     From inception through June 30, 2007, we have incurred a cumulative net loss of approximately $325.1 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through June 30, 2007, we have raised approximately $375.5 million in net proceeds from sales of equity securities.
     At June 30, 2007, we had $60.2 million in cash, cash equivalents and short-term investments, as compared to $42.9 million at December 31, 2006. Our working capital at June 30, 2007 was $53.8 million, as compared to $37.7 million at December 31, 2006. The increase in cash, cash equivalents and short-term investments resulted from the net proceeds of $37.9 million from the sale of 6.7 million shares of our common stock in April 2007 offset by the use of our financial resources to fund our clinical trial and manufacturing activities, research and development efforts and for other general corporate purposes. We invest our cash in United States government-backed securities, debt instruments of entities with strong credit ratings and money market funds. As of June 30, 2007, we classified all of our investments as available-for-sale securities because we expect to sell them in order to support our current operations regardless of their maturity dates. As of June 30, 2007, available-for-sale securities and cash equivalents of $14.3 million have stated maturity dates of one year or less and $44.0 million have maturity dates after one year. Securities that have a maturity date greater than one year have their interest rate reset periodically within time periods not exceeding 92 days.
     As of June 30, 2007, approximately $1.0 million of equipment ($0.4 million net of depreciation) is financed under notes payable obligations. In December 2006, we entered into a credit facility to fund equipment purchases of up to $1.8 million until the end of the second quarter of 2008. In addition, we lease our office and laboratory facilities and certain equipment under operating leases. We have also entered into non-cancelable purchase commitments for an aggregate of $1.3 million (approximately $0.9 million of which is included in the consolidated balance sheet as of June 30, 2007) with third-party manufacturers of materials to be used in the production of Riquent. We intend to use our current financial resources to fund our obligations under these purchase commitments. In the future, we may increase our investments in property and equipment if we expand our research and development and manufacturing facilities and capabilities.

     The following table summarizes our contractual obligations at June 30, 2007. Long-term debt obligations include interest.

	Payment due by period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt Obligations	$377	$142	$235	$—	$—
Operating Lease Obligations	1,866	817	1,049	—	—
Purchase Obligations	1,340	1,340	—	—	—
Total	$3,583	$2,299	$1,284	$—	$—
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
     We anticipate that our existing cash, cash investments, including the net proceeds of approximately $37.9 million that we received from the sale of common stock in April 2007, and the interest earned thereon, will be sufficient to fund our operations as currently planned into the fourth quarter of 2008. This projection is based on the assumption that we do not raise any additional funds, either through the sale of additional securities or a collaborative agreement with a corporate partner and that we do not engage in any significant commercialization activities or significant activities in our other research programs.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We invest our excess cash in interest-bearing investment-grade securities, which we sell from time to time to support our current operations. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Although the investment-grade securities which we hold are subject to changes in the financial standing of the issuer of such securities, we do not believe that we are subject to any material risks arising from the maturity dates of the debt instruments or changes in interest rates because the interest rates of the securities in which we invest that have a maturity date greater than one year are reset periodically within time periods not exceeding 92 days. We currently do not invest in any securities that are materially and directly affected by foreign currency exchange rates or commodity prices.

ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Stockholders was held on May 24, 2007. All of the directors nominated for election by our board of directors, as set forth in our proxy statement, were elected as follows:

Director Nominee	Term	Votes in Favor	Votes Withheld
Craig R. Smith	Three years	30,386,496	117,449
Stephen M. Martin	Three years	30,361,590	142,355
Frank E. Young	Three years	30,380,054	123,891
     In addition, Thomas H. Adams, Robert A. Fildes, Deirdre Y. Gillespie, Nader J. Naini, Martin P. Sutter and James N. Topper continued to serve on our board of directors after the Annual Meeting. All of our proposals, as set forth in our proxy statement, were approved as follows:

				Broker
Proposal Description	Votes in Favor	Votes Against	Abstaining	Non-Votes
Amendment to the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan to increase the number of shares of common stock available under the plan by 840,000 and to increase the number of stock options granted to new non-employee directors from 8,000 to 40,000 shares and the number of stock options granted annually to existing non-employee directors from 2,000 to 10,000 shares	23,905,578	314,172	20,302	6,263,893
Amendment to the La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan to increase the number of shares of common stock available under the plan by 100,000	24,001,618	224,781	13,653	6,263,893
Ratification of the appointment of Ernst & Young LLP as our independent auditor for the fiscal year ending December 31, 2007	30,423,904	63,616	16,425	—

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4.1	Rights Agreement, dated as of December 3, 1998, between the Company and American Stock Transfer & Trust Company (3)

4.2	Amendment No. 1 to the Rights Agreement, dated as of July 21, 2000, between the Company and American Stock Transfer & Trust Company (4)

4.3	Amendment No. 2 to the Rights Agreement, dated as of December 14, 2005, between the Company and American Stock Transfer & Trust Company (5)

4.4	Amendment No. 3 to the Rights Agreement, dated as of March 1, 2006, between the Company and American Stock Transfer & Trust Company (1)

10.1	Promissory Note, dated as of June 28, 2007, between the Company and General Electric Capital Corporation

10.2	Amendment to Chief Executive Officer Employment Agreement*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Previously filed with the Company’s Current Report on Form 8-K filed March 1, 2006 and incorporated by reference herein.

(2)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(3)	Previously filed with the Company’s Registration Statement on Form 8-A (Registration No. 000-24274) filed December 4, 1998 and incorporated by reference herein.

(4)	Previously filed with the Company’s Current Report on Form 8-K filed January 26, 2001 and incorporated by reference herein. The changes effected by the Amendment are also reflected in the Amendment to Application for Registration on Form 8-A/A filed on January 26, 2001.

(5)	Previously filed with the Company’s Current Report on Form 8-K filed December 16, 2005 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company
Date: August 7, 2007	/s/ Deirdre Y. Gillespie
Deirdre Y. Gillespie, M.D.
President and Chief Executive Officer (On behalf of the Registrant)

/s/ Niv E. Caviar
Niv E. Caviar
Executive Vice President, Chief Business Officer
and Chief Financial Officer
(As Principal Financial Officer)

/s/ Gail A. Sloan
Gail A. Sloan
Vice President of Finance and Secretary
(As Principal Accounting Officer)

LA JOLLA PHARMACEUTICAL COMPANY
INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Promissory Note, dated as of June 28, 2007, between the Company and General Electric Capital Corporation

10.2	Amendment to Chief Executive Officer Employment Agreement

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002