Form 10-Q
period 2007-09-30
LA JOLLA PHARMACEUTICAL CO
filed 2007-11-09
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐      No ☑
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 1, 2007 was 39,606,515.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS — UNAUDITED
LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$5,169	$3,829
Short-term investments	44,902	39,080
Prepaids and other current assets	953	1,004

Total current assets	51,024	43,913

Property and equipment, net	1,304	2,333
Patent costs and other assets, net	3,033	3,279

Total assets	$55,361	$49,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,866	$2,125
Accrued clinical/regulatory expenses	3,932	1,530
Accrued expenses	1,516	1,137
Accrued payroll and related expenses	1,011	1,265
Current portion of obligations under notes payable	95	183

Total current liabilities	8,420	6,240

Noncurrent portion of obligations under notes payable	186	196

Commitments

Stockholders’ equity:
Common stock	396	327
Additional paid-in capital	384,775	342,519
Other comprehensive income	17	—
Accumulated deficit	(338,433)	(299,757)

Total stockholders’ equity	46,755	43,089

Total liabilities and stockholders’ equity	$55,361	$49,525

Note: The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles.
See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Expenses:
Research and development	$11,448	$7,687	$34,009	$23,764
General and administrative	2,585	1,546	6,677	7,171

Total expenses	14,033	9,233	40,686	30,935

Loss from operations	(14,033)	(9,233)	(40,686)	(30,935)

Interest income	752	701	2,084	2,211
Interest expense	(8)	(6)	(74)	(27)

Net loss	$(13,289)	$(8,538)	$(38,676)	$(28,751)

Basic and diluted net loss per share	$(0.34)	$(0.26)	$(1.04)	$(0.88)

Shares used in computing basic and diluted net loss per share	39,577	32,534	37,215	32,510

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net loss	$(38,676)	$(28,751)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,300	1,507
Loss on write-off/disposal of patents and property and equipment	691	172
Share-based compensation expense	3,715	4,170
Accretion of interest income, net	(140)	46
Change in operating assets and liabilities:
Prepaids and other current assets	51	(177)
Accounts payable	(259)	749
Accrued clinical/regulatory expenses	2,402	560
Accrued expenses	379	149
Accrued payroll and related expenses	(254)	(163)

Net cash used for operating activities	(30,791)	(21,738)
Investing activities:
Purchases of short-term investments	(47,415)	(16,700)
Sales of short-term investments	41,750	40,050
Additions to property and equipment	(117)	(316)
Increase in patent costs and other assets	(599)	(362)

Net cash (used for) provided by investing activities	(6,381)	22,672

Financing activities:
Net proceeds from issuance of common stock	38,610	192
Proceeds from issuance of notes payable	75	—
Payments on obligations under notes payable	(173)	(451)

Net cash provided by (used for) financing activities	38,512	(259)

Net increase in cash and cash equivalents	1,340	675
Cash and cash equivalents at beginning of period	3,829	6,411

Cash and cash equivalents at end of period	$5,169	$7,086

Supplemental disclosure of cash flow information:
Interest paid	$74	$27

Supplemental schedule of noncash investing and financing activities:

Net unrealized gains on available-for-sale investments	$17	$—

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2007
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of La Jolla Pharmaceutical Company and its wholly-owned subsidiary (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the severance accrual – see Note 3 for further details) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2007. For more complete financial information, these condensed consolidated financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
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
Because the Company has incurred a net loss for all periods presented in the condensed consolidated statements of operations, stock options, common stock subject to repurchase and warrants are not included in the computation of net loss per share because their effect is anti-dilutive. The shares used to compute basic and diluted net loss per share represent the weighted-average common shares outstanding, reduced by the weighted-average unvested common shares subject to repurchase. There were no unvested common shares subject to repurchase for the three and nine months ended September 30, 2007. The number of weighted-average unvested common shares subject to repurchase for the three and nine months ended September 30, 2006 were 64,398 and 61,724, respectively.
Comprehensive Loss
In accordance with SFAS No. 130, Reporting Comprehensive Income (Loss), unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). The Company’s comprehensive net loss totaled $13,272,000 and $8,538,000 for the three-month periods ended September 30, 2007 and 2006, respectively, and $38,659,000 and $28,751,000 for the nine-month periods ended September 30, 2007 and 2006, respectively.
3. Severance Charges
On March 17, 2006, the Company entered into a separation agreement with its former Chairman and Chief Executive Officer following his resignation on March 14, 2006. In March 2006, the Company recorded total severance charges of approximately $915,000 in connection with the separation agreement, which was included in general and administrative expense. In accordance with the separation agreement, the Company had paid $907,000 as of September 30, 2007.
4. Stockholders’ Equity
Share-Based Compensation
In 1994, the Company adopted the La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (the “1994 Plan”), under which, as amended, 1,640,000 shares of common stock were authorized for issuance. The 1994 Plan expired in June 2004 and there remained 956,535 options outstanding under the 1994 Plan as of September 30, 2007.
In 2004, the Company adopted the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (the “2004 Plan”), under which, as amended, 5,000,000 shares of common stock have been authorized for issuance. The 2004 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to employees, directors, consultants and advisors of the Company with up to a 10-year contractual life and various vesting periods as determined by the Company’s Compensation Committee or the board of directors, as well as automatic fixed grants to non-employee directors of the Company. As of September 30, 2007, there were a total of 3,837,038 options outstanding under the 2004 Plan and 884,796 shares remained available for future grant.
In 1995, the Company adopted the La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (the “ESPP”), under which, as amended, 700,000 shares of common stock are reserved for sale to eligible employees, as defined in the ESPP. Employees may purchase common stock under the ESPP every three months (up to but not exceeding 10% of each employee’s base salary or hourly compensation, and any cash bonus paid) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months. As of September 30, 2007, 505,941 shares of common stock have been issued under the ESPP and 194,059 shares of common stock are available for future issuance.
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
Share-based compensation expense recognized under SFAS 123R for the three-month periods ended September 30, 2007 and 2006 was $1,134,000 and $1,142,000, respectively, and $3,713,000 and $4,168,000, for the nine-month periods ended September 30, 2007 and 2006, respectively. As of September 30, 2007 and 2006, there was $7,971,000 and $9,244,000, respectively, of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a weighted-average period of 1.2 years.
The following table summarizes share-based compensation expense related to employee and director stock options, restricted stock and ESPP purchases under SFAS 123R by expense category (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Research and development	$378	$446	$1,560	$1,590
General and administrative	756	696	2,153	2,578

Share-based compensation expense included in operating expenses	$1,134	$1,142	$3,713	$4,168

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

The Company estimated the fair value of each option grant and ESPP purchase right on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Options:	September 30,
	2007	2006
Risk-free interest rate	4.7%	4.9%
Dividend yield	0.0%	0.0%
Volatility	118.5%	113.9%
Expected life (years)	5.5 - 6.1	5.5 - 6.1

ESPP:	September 30,
	2007	2006
Risk-free interest rate	4.8%	4.8%
Dividend yield	0.0%	0.0%
Volatility	72.1%	46.0%
Expected life	3 months	3 months
The weighted-average fair values of options granted were $3.68 and $3.08 for the three months ended September 30, 2007 and 2006, respectively, and $3.73 and $3.97 for the nine months ended September 30, 2007 and 2006, respectively. For the ESPP, the weighted-average purchase prices were $2.74 and $3.07 for the three months ended September 30, 2007 and 2006, respectively, and $2.69 and $3.07 for the nine months ended September 30, 2007 and 2006, respectively.
A summary of the Company’s stock option activity and related data for the nine months ended September 30, 2007 follows:

	Outstanding Options
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Balance at December 31, 2006	4,302,379	$9.83

Granted	971,973	$4.32
Exercised	(165,922)	$3.01
Forfeited or expired	(314,857)	$15.20

Balance at September 30, 2007	4,793,573	$8.59

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
5. Income Taxes
On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken in a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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
Forward-Looking Statements
     The forward-looking statements in this report involve significant risks, assumptions and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. The analyses of clinical results of Riquent® (abetimus sodium), previously known as LJP 394, our drug candidate for the treatment of systemic lupus erythematosus (lupus), and any other drug candidate that we may develop, including the results of any trials or models that are ongoing or that we may initiate in the future, could result in a finding that these drug candidates are not effective in large patient populations, do not provide a meaningful clinical benefit, or may reveal a potential safety issue requiring us to develop new candidates. The analysis of the data from our previous Phase 3 trial of Riquent showed that the trial did not reach statistical significance with respect to its primary endpoint, time to renal flare, or with respect to its secondary endpoint, time to treatment with high-dose corticosteroids or cyclophosphamide. The results from our clinical trials of Riquent, including the results of any trials that are ongoing or that we may initiate in the future, may not ultimately be sufficient to obtain regulatory clearance to market Riquent either in the United States or any other country, and we may be required to conduct additional clinical studies to demonstrate the safety and efficacy of Riquent in order to obtain marketing approval. There can be no assurance, however, that we will have the necessary resources to complete any current or future trials or that any such trials will sufficiently demonstrate the safety and efficacy of Riquent. Our ability to develop and sell our products in the future may be adversely affected by the intellectual property rights of third parties or the validity or enforceability of our intellectual property rights, including the ability of the recently issued European composition of matter patent to survive any opposition proceedings. Additional risk factors include the uncertainty and timing of: obtaining required regulatory approvals, including delays associated with any approvals that we may obtain; the availability of sufficient financial resources; the timely supply of drug product for clinical trials; our ability to pass all necessary regulatory inspections; the increase in capacity of our manufacturing capabilities for possible commercialization; successfully marketing and selling our products; our lack of manufacturing, marketing and sales experience; our ability to make use of the orphan drug designation for Riquent; generating future revenue from product sales or other sources such as collaborative relationships; future profitability; and our dependence on patents and other proprietary rights. Readers are cautioned to not place undue reliance upon forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof. Accordingly, you should not rely upon forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements are subject to the risks, uncertainties and other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, in the “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2006, and in other reports and registration statements that we file with the Securities and Exchange Commission from time to time.
Developments in 2007
     On February 1, 2007, we announced that we had made continued progress in enrolling patients in our Phase 3 clinical trial of Riquent in that we had enrolled 202 patients in the study and 74 clinical trial sites were open to enroll patients, including newly added sites in Europe and Mexico. In addition, we also announced that following recent discussions with the Food and Drug Administration (FDA), we implemented several enhancements to further strengthen the current Phase 3 study, which remains under Special Protocol Assessment. These enhancements include focus on higher doses and increase in sample size.
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
     On March 29, 2007, we announced the pricing of an underwritten public offering of 5,800,000 shares of our common stock at $6.00 per share. In connection with this offering, we granted the underwriters an option to purchase up to an additional 870,000 shares to cover over-allotments. On April 10, 2007, we announced that we had completed the public offering for total net proceeds of approximately $37.9 million, including the proceeds from the over-allotment shares.
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

     On May 24, 2007, we announced that we had presented three papers related to Riquent at the 8th International Congress on SLE. The first presentation reviewed recently announced safety and interim antibody data from the current Phase 3 study which highlighted the statistically significant dose response observed between the 100 mg, 300 mg and 900 mg doses of Riquent compared with placebo (p=0.0001). The second presentation reviewed the safety and drug levels of Riquent at doses up to 2,400 mg in healthy volunteers and the third, cardiovascular safety in healthy volunteers.
Overview
     Since our inception in May 1989, we have devoted substantially all of our resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. We have never generated any revenue from product sales and have relied on public and private offerings of securities, revenue from collaborative agreements, equipment financings and interest income on invested cash balances for our working capital. We expect that our research and development expenses will increase significantly in the future. For example, we have initiated a Phase 3 clinical trial of Riquent, which the FDA has indicated appears to satisfy the requirement that we conduct an additional randomized, double-blind study. This study is expected to involve approximately 700 patients and take several years to complete. We expect to expend substantial amounts of capital resources for the clinical development and manufacturing of Riquent. We may also devote substantial additional capital resources to establish commercial-scale manufacturing capabilities and to market and sell potential products. These expenses may be incurred prior to or after any regulatory approvals that we may receive. In addition, our research and development expenses may increase if we initiate any additional clinical studies of Riquent or if we increase our activities related to any additional drug candidates. Even with the net proceeds of approximately $37.9 million from the fundraising that we completed in April 2007, we expect that we will need additional funds to complete the Phase 3 trial and to continue the development of Riquent. Our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and the financial information included in this report are not necessarily indicative of our future operating results or financial condition.
     We expect our net loss to fluctuate from quarter to quarter as a result of the timing of expenses incurred and the revenues earned from any potential collaborative arrangements we may establish. Some of these fluctuations may be significant. As of September 30, 2007, our accumulated deficit was approximately $338.4 million.
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

     Costs related to successful patent applications are amortized using the straight-line method over the lesser of the remaining useful life of the related technology or the remaining patent life, commencing on the date the patent is issued. Legal costs and expenses incurred in connection with pending patent applications have been capitalized. We expense all costs related to abandoned patent applications. If we elect to abandon any of our currently issued or unissued patents, the related expense could be material to our results of operations for the period of abandonment. The estimation of useful lives for long-lived assets requires judgment and assumptions that could differ materially from the actual results. In addition, our results of operations could be materially impacted if we begin amortizing the costs related to unissued patents. We have expensed approximately $0.7 million for the nine months ended September 30, 2007 primarily for the write-off of selected pending patent applications for technologies not related to Riquent or our small molecule SSAO inhibitors that are no longer being pursued. There were no significant patent write-offs recognized for the nine months ended September 30, 2006.
Recent Accounting Pronouncements
     For information on the recent accounting pronouncements impacting our business, see Note 2 of the notes to condensed consolidated financial statements included in Item 1.
Results of Operations
     For the three and nine months ended September 30, 2007, research and development expenses increased to $11.4 million and $34.0 million, respectively, from $7.7 million and $23.8 million, respectively, for the same periods in 2006. These increases were primarily attributable to increased activity in the Phase 3 clinical trial of Riquent.
     Research and development expenses of $11.4 million and $34.0 million for the three and nine months ended September 30, 2007, respectively, consisted primarily of costs related to the Phase 3 clinical trial of Riquent, including fees for clinical research organizations, labs, investigators, drug production costs and salaries for manufacturing, clinical and research personnel, as well as share-based compensation expense of approximately $0.4 million and $1.6 million, respectively.
     We expect that our research and development expense will increase significantly in the future. For example, our Phase 3 clinical trial of Riquent, which the FDA has indicated appears to satisfy the requirement that we conduct an additional randomized, double-blind study, is expected to involve approximately 700 patients and take several years to complete. As patient enrollment expands, we will be required to manufacture more Riquent and our manufacturing expenses will increase. Additionally, our research and development expenses may increase significantly if we initiate any additional clinical studies of Riquent or if we increase our activities related to the development of additional drug candidates.
     For the three months ended September 30, 2007, general and administrative expense increased to $2.6 million from $1.5 million for the same period in 2006 and decreased to $6.7 million for the nine months ended September 30, 2007, from $7.2 million for the same period in 2006. The increase for the three months ended September 30, 2007 was primarily due to the write-off of selected pending patent applications for technologies not related to Riquent or our small molecule SSAO inhibitors that are no longer being pursued and an increase in consulting expenses for market research. The decrease for the nine months ended September 30, 2007 was primarily due to a decrease in termination benefits, mainly severance of approximately $0.9 million and additional expense of approximately $0.8 million for accelerated stock option vesting related to the former Chairman and Chief Executive Officer’s departure in the first quarter of 2006. This decrease was partially offset by the write-off of selected pending patent applications noted above.
     We expect that our general and administrative expense will increase in the future to support our ongoing clinical trials as patient enrollment and the manufacturing of Riquent increases. Additionally, general and administrative expense may increase in the future if there is an increase in research and development or commercialization activities.

     Interest income, net remained consistent at $0.7 million for the three months ended September 30, 2007 and for the same period in 2006 and decreased to $2.0 million for the nine months ended September 30, 2007 from $2.2 million for the same period in 2006. The decrease for the nine months ended September 30, 2007 was due primarily to lower average balances of cash, cash equivalents and short-term investments as compared to 2006.
Liquidity and Capital Resources
     From inception through September 30, 2007, we have incurred a cumulative net loss of approximately $338.4 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through September 30, 2007, we have raised approximately $375.6 million in net proceeds from sales of equity securities.
     At September 30, 2007, we had $50.1 million in cash, cash equivalents and short-term investments, as compared to $42.9 million at December 31, 2006. Our working capital at September 30, 2007 was $42.6 million, as compared to $37.7 million at December 31, 2006. The increase in cash, cash equivalents and short-term investments resulted from the net proceeds of $37.9 million from the sale of 6.7 million shares of our common stock in April 2007 offset by the use of our financial resources to fund our clinical trial and manufacturing activities, research and development efforts and for other general corporate purposes. We invest our cash in United States government-backed securities, debt instruments of entities with strong credit ratings and money market funds. As of September 30, 2007, we classified all of our investments as available-for-sale securities because we expect to sell them in order to support our current operations regardless of their maturity dates. As of September 30, 2007, available-for-sale securities and cash equivalents of $9.8 million have stated maturity dates of one year or less and $38.0 million have maturity dates after one year. Securities that have a maturity date greater than one year have their interest rate reset periodically within time periods not exceeding 92 days.
     As of September 30, 2007, approximately $0.7 million of equipment ($0.3 million net of depreciation) is financed under notes payable obligations. In December 2006, we entered into a credit facility to fund equipment purchases of up to $1.8 million until the end of the second quarter of 2008. In addition, we lease our office and laboratory facilities and certain equipment under operating leases. We have also entered into non-cancelable purchase commitments for an aggregate of $1.3 million with third-party manufacturers of materials to be used in the production of Riquent, approximately $1.2 million of which is included in the consolidated balance sheet as of September 30, 2007. We intend to use our current financial resources to fund our obligations under these purchase commitments. In the future, we may increase our investments in property and equipment if we expand our research and development and manufacturing facilities and capabilities.
     The following table summarizes our contractual obligations at September 30, 2007 (in thousands). Long-term debt obligations include interest.

		Payment due by period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt Obligations	$323	$118	$205	$—	$—
Operating Lease Obligations	1,645	822	823	—	—
Purchase Obligations	1,303	1,303	—	—	—

Total	$3,271	$2,243	$1,028	$—	$—

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

     We anticipate that our existing cash, cash investments, including the net proceeds of approximately $37.9 million that we received from the sale of common stock in April 2007, and the interest earned thereon, will be sufficient to fund our operations as currently planned into the third quarter of 2008. This projection is based on the assumption that we do not raise any additional funds, either through the sale of additional securities or a collaborative agreement with a corporate partner and that we do not engage in any significant commercialization activities or significant activities in our other research programs.
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
     Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of

September 30, 2007, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

La Jolla Pharmaceutical Company
Date: November 8, 2007	/s/ Deirdre Y. Gillespie
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