Form 10-Q
period 2008-03-31
LA JOLLA PHARMACEUTICAL CO
filed 2008-05-12
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 2, 2008 was 39,671,491.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS — UNAUDITED
LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$16,035	$4,373
Short-term investments	9,327	34,986
Prepaids and other current assets	970	1,018

Total current assets	26,332	40,377

Property and equipment, net	1,082	1,271
Patent costs and other assets, net	2,770	2,757

Total assets	$30,184	$44,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,078	$2,203
Accrued clinical/regulatory expenses	4,107	6,282
Accrued expenses	749	664
Accrued payroll and related expenses	701	1,199
Current portion of obligations under notes payable	136	138
Current portion of obligations under capital leases	9	10

Total current liabilities	8,780	10,496

Non-current portion of obligations under notes payable	304	344
Non-current portion of obligations under capital leases	42	44

Commitments

Stockholders’ equity:
Common stock	397	396
Additional paid-in capital	387,131	385,944
Other comprehensive income	—	14
Accumulated deficit	(366,470)	(352,833)

Total stockholders’ equity	21,058	33,521

Total liabilities and stockholders’ equity	$30,184	$44,405

Note: The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles.
See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
Expenses:
Research and development	$11,338	$10,375
General and administrative	1,906	1,980

Total expenses	13,244	12,355

Loss from operations	(13,244)	(12,355)

Interest income	360	494
Interest expense	(16)	(9)
Realized loss on investments, net	(737)	—

Net loss	$(13,637)	$(11,870)

Basic and diluted net loss per share	$(0.34)	$(0.36)

Shares used in computing basic and diluted net loss per share	39,631	32,737

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Operating activities:
Net loss	$(13,637)	$(11,870)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	284	460
Loss on write-off/disposal of patents and property and equipment	23	75
Share-based compensation expense	1,117	1,116
Realized loss on investments, net	737	—
Accretion of interest income, net	243	(6)
Change in operating assets and liabilities:
Prepaids and other current assets	48	396
Accounts payable	875	456
Accrued clinical/regulatory expenses	(2,175)	452
Accrued expenses	85	(277)
Accrued payroll and related expenses	(498)	(480)

Net cash used for operating activities	(12,898)	(9,678)
Investing activities:
Purchases of short-term investments	—	(3,000)
Sales of short-term investments	24,665	12,000
Additions to property and equipment	(32)	(45)
Increase in patent costs and other assets	(99)	(157)

Net cash provided by investing activities	24,534	8,798

Financing activities:
Net proceeds from issuance of common stock	71	241
Payments on obligations under notes payable	(42)	(69)
Payments on obligations under capital leases	(3)	—

Net cash provided by financing activities	26	172

Net increase (decrease) in cash and cash equivalents	11,662	(708)
Cash and cash equivalents at beginning of period	4,373	3,829

Cash and cash equivalents at end of period	$16,035	$3,121

Supplemental disclosure of cash flow information:
Interest paid	$16	$9

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2008
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of La Jolla Pharmaceutical Company and its wholly-owned subsidiary (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the realized impairment loss on investments — see Note 3 for further details) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2008. For more complete financial information, these unaudited condensed consolidated financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
The Company has a history of recurring losses from operations and has an accumulated deficit of $366,470,000 as of March 31, 2008. As of March 31, 2008, the Company had available cash and cash equivalents totaling $16,035,000 and working capital of $17,552,000. As of March 31, 2008, there was insufficient demand at auction for each of the Company’s remaining four AAA rated asset-backed student loan auction rate securities, representing its short-term investments of approximately $9,327,000 (net of a realized impairment loss of $770,000 recorded in the first quarter of 2008). As a result of this insufficient demand, these four securities are currently not liquid. The Company expects that the net proceeds of approximately $27,850,000 from the offering expected to close on May 12, 2008 (see Note 7), together with the Company’s current cash resources, excluding the value of its currently illiquid auction rate securities, will enable it to continue its operations as currently planned through December 31, 2008. However, there is a substantial doubt about the Company’s ability to continue as a going concern beyond fiscal 2008. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
The Company continues to seek additional funding, including through collaborative arrangements and debt or equity financings, to finance its continuing development efforts and to commercialize its technologies. The Company believes that additional funds can be obtained in the near future; however, there is no assurance such funds will be available to the Company when needed or that such funds would be available under favorable terms. In the event that the Company cannot obtain additional funds in the near future, the Company has the ability and intent to cut back on certain expenditures and/or reduce its operations including halting its ongoing Phase 3 clinical trial of Riquent and significantly reducing its workforce, which would have an adverse impact on completing its development efforts in a timely manner.
2. Accounting Policies
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of La Jolla Pharmaceutical Company and its wholly-owned subsidiary, La Jolla Limited, which was incorporated in England in October 2004. There have been no significant transactions related to La Jolla Limited since its inception.

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and disclosures made in the accompanying notes to the unaudited condensed consolidated financial statements. Actual results could differ materially from those estimates.
Recent Accounting Pronouncement
On January 1, 2008, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. See Note 3 for further details on the impact of the adoption of SFAS 157 on the Company’s unaudited condensed consolidated results of operations and financial condition for the three months ended March 31, 2008.
On January 1, 2008, the Company adopted the provisions of FASB SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. At this time, the Company has not elected to account for any of its financial assets or liabilities using the provisions of SFAS 159. As such, the adoption of SFAS 159 did not have an impact on the Company’s unaudited condensed consolidated results of operations and financial condition for the three months ended March 31, 2008.
In June 2007, FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. On January 1, 2008 the Company adopted the provisions of EITF 07-3 which did not have an impact on the Company’s unaudited condensed consolidated results of operations and financial condition for the three months ended March 31, 2008.
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
Because the Company has incurred a net loss for both periods presented in the unaudited condensed consolidated statements of operations, stock options, common stock subject to repurchase and warrants are not included in the computation of net loss per share because their effect is anti-dilutive. The shares used to compute basic and diluted net loss per share represent the weighted-average common shares outstanding, reduced by the weighted-average unvested common shares subject to repurchase. There were no unvested common shares subject to repurchase for the three-month periods ended March 31, 2008 and 2007.

Comprehensive Loss
In accordance with SFAS No. 130, Reporting Comprehensive Income (Loss), unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). The Company’s comprehensive net loss was $13,651,000 for the three months ended March 31, 2008. There were no unrealized gains or losses on available-for-sale securities for the three-month period ended March 31, 2007.
3. Fair Value of Financial Instruments
Cash and cash equivalents are comprised of short-term, highly liquid investments with maturities of 90 days or less from the date of purchase. Investments are comprised of available-for-sale securities recorded at estimated fair value. Unrealized gains and losses associated with the Company’s investments, if any, are reported in stockholders’ equity in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.
As of March 31, 2008, the Company’s cash, cash equivalents and short-term investments total $25,362,000 which is primarily invested in money market funds and AAA rated asset-backed student loan auction rate securities. Although the credit ratings of the auction rate securities have not deteriorated, there has been insufficient demand at auction for all four of our remaining auction rate securities during the first quarter of 2008. As a result, these securities are currently not liquid. In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without a loss of principal until a future auction on these auction rate securities is successful or the securities are redeemed by the issuer at par. The Company may incur a loss of principal if the Company is required to sell or borrow against these securities in a privately negotiated transaction. As a result, the Company has recorded a realized impairment loss of $770,000 in the first quarter of 2008. This realized loss was determined in accordance with SFAS 157, which was adopted by the Company on January 1, 2008. The Company’s auction rate securities are classified as short-term investments, and the realized impairment loss is included in the Company’s unaudited condensed consolidated statement of operations.
As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Due to the lack of actively traded market data for the Company’s student loan auction rate securities, the value of these securities and resulting realized impairment loss was determined using Level 3 hierarchical inputs. These inputs include management’s assumptions of pricing by market participants, including assumptions about risk. In accordance with SFAS 157, the Company used the concepts of fair value based on estimated discounted future cash flows of interest income over a projected five-year period reflective of the length of time the Company anticipates it will take the securities to become liquid. A discount rate of approximately 6% was utilized when preparing this model. The Company currently believes the impairment of these securities is other-than-temporary and the classification of these securities as current assets was deemed appropriate, primarily because of the Company’s inability to hold these securities until their maturity (which ranges between 20-30 years), due to cash constraints at the Company. Even with the net proceeds of approximately $27,850,000 from the offering expected to close on May 12, 2008, the Company continues to seek additional funding, including through collaborative arrangements and debt or equity financings, to finance its continuing development efforts and to commercialize its technologies. See Note 1 and Note 7 for further details.

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets at March 31, 2008 (in thousands) are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Balance at	identical assets	inputs	inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$16,035	$16,035	$—	$—
Short-term investments	9,327	—	—	9,327

Total	$25,362	$16,035	$—	$9,327

The following table sets forth the change in estimated fair value for the Company’s AAA rated asset-backed student loan auction rate securities.

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning balance	$—
Transfers in to Level 3	10,000
Interest income	97
Total realized/unrealized losses
Included in net loss	(770)
Included in comprehensive loss	—
Purchases, issuances and settlements	—

Ending balance	$9,327

4. Severance Charges
On March 17, 2006, the Company entered into a separation agreement with its former Chairman and Chief Executive Officer following his resignation on March 14, 2006. In March 2006, the Company recorded total severance charges of approximately $915,000 in connection with the separation agreement, which was included in general and administrative expense. The terms of the separation agreement were completed in March 2008 and the actual amounts paid under the separation agreement were approximately $915,000.
5. Stockholders’ Equity
Share-Based Compensation
In June 1994, the Company adopted the La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (the “1994 Plan”), under which, as amended, 1,640,000 shares of common stock were authorized for issuance. The 1994 Plan expired in June 2004 and there were 944,158 options outstanding under the 1994 Plan as of March 31, 2008.
In May 2004, the Company adopted the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (the “2004 Plan”), under which, as amended, 5,000,000 shares of common stock have been authorized for issuance. The 2004 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to employees, directors, consultants and advisors of the Company with up to a 10-year contractual life and various vesting periods as determined by the Company’s Compensation Committee or the Board of Directors, as well as automatic fixed grants to non-employee directors of the Company. As of March 31, 2008, there were a total of 4,499,196 options outstanding under the 2004 Plan and 221,585 shares remained available for future grant.
In August 1995, the Company adopted the La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (the “ESPP”), under which, as amended, 700,000 shares of common stock are reserved for sale to eligible employees, as defined in the ESPP. Employees may purchase common stock under the ESPP every three months (up to but not exceeding 10% of each employee’s base salary or hourly compensation, and any cash bonus paid, subject to certain limitations) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months. As of March 31, 2008, 569,820 shares of common stock have been issued under the ESPP and 130,180 shares of common stock are available for future issuance.
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
Share-based compensation expense recognized under SFAS 123R for the three-month periods ended March 31, 2008 and 2007 was $1,117,000 and $1,116,000, respectively. As of March 31, 2008 and 2007, there was $7,196,000 and $8,527,000, respectively, of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a weighted-average period of 1.2 years.
The following table summarizes share-based compensation expense related to employee and director stock options, restricted stock and ESPP purchases under SFAS 123R by expense category (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Research and development	$465	$427
General and administrative	652	689

Share-based compensation expense included in operating expenses	$1,117	$1,116

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

The Company estimated the fair value of each option grant and ESPP purchase right on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
Options:

	March 31,
	2008	2007
Risk-free interest rate	3.0%	4.7%
Dividend yield	0.0%	0.0%
Volatility	108.9%	128.1%
Expected life (years)	5.6	6.0 — 6.1
ESPP:

	March 31,
	2008	2007
Risk-free interest rate	2.1%	5.1%
Dividend yield	0.0%	0.0%
Volatility	90.9%	115.4%
Expected life (months)	3	3
The weighted-average fair values of options granted were $1.98 and $2.88 for the three months ended March 31, 2008 and 2007, respectively. For the ESPP, the weighted-average purchase prices were $1.67 and $2.55 for the three months ended March 31, 2008 and 2007, respectively.
A summary of the Company’s stock option activity and related data for the three months ended March 31, 2008 follows:

	Outstanding Options
		Weighted-
		Average
	Number of	Exercise
	Shares	Price

Balance at December 31, 2007	4,809,575	$8.56
Granted	671,900	$2.42
Exercised	(1,097)	$2.51
Forfeited or expired	(37,024)	$8.87

Balance at March 31, 2008	5,443,354	$7.80

6. Income Taxes
On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken in a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption and there are no unrecognized tax benefits included in the balance sheet at March 31, 2008, that would, if recognized, affect the effective tax rate.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s condensed consolidated balance sheets at March 31, 2008 and at December 31, 2007, and has not recognized interest and/or penalties in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2008 and 2007.
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
7. Subsequent Events
On May 6, 2008, the Company entered into an Underwriting Agreement with UBS Securities LLC and Canaccord Adams Inc. (together, the “Underwriters”) for the sale of 15,614,834 units (the “Units,” where each Unit consists of one share of common stock, $0.01 par value per share (the “Common Stock”) and a warrant to purchase 0.25 shares of Common Stock) to the Underwriters at a price per Unit of $1.92125 (the “Offering”). The warrants, which represent the right to acquire a total of 3,903,708 shares of common stock, will be exercisable at a price of $2.15 per share and have a five-year term. The Company expects that the Offering will close as early as May 12, 2008 and the net proceeds will be approximately $27,850,000.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
          The forward-looking statements in this report involves significant risks, assumptions and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. The analyses of clinical results of Riquent® (abetimus sodium), previously known as LJP 394, our drug candidate for the treatment of systemic lupus erythematosus (lupus), and any other drug candidate that we may develop, including the results of any trials or models that are ongoing or that we may initiate in the future, could result in a finding that these drug candidates are not effective in large patient populations, do not provide a meaningful clinical benefit, or may reveal a potential safety issue requiring us to develop new candidates. The analysis of the data from our previous Phase 3 trial of Riquent showed that the trial did not reach statistical significance with respect to its primary endpoint, time to renal flare, or with respect to its secondary endpoint, time to treatment with high-dose corticosteroids or cyclophosphamide. The results from our clinical trials of Riquent, including the results of any trials that are ongoing or that we may initiate in the future, may not ultimately be sufficient to obtain regulatory clearance to market Riquent either in the United States or any other country, and we may be required to conduct additional clinical studies to demonstrate the safety and efficacy of Riquent in order to obtain marketing approval. There can be no assurance, however, that we will have the necessary resources to complete any current or future trials or that any such trials will sufficiently demonstrate the safety and efficacy of Riquent. Our ability to develop and sell our products in the future may be adversely affected by the intellectual property rights of third parties or the validity or enforceability of our intellectual property rights. Additional risk factors include the uncertainty and timing of: our ability to raise additional capital; our ability to liquidate our auction rate securities; obtaining required regulatory approvals, including delays associated with any approvals that we may obtain; the timely supply of drug product for clinical trials; our ability to pass all necessary regulatory inspections; the increase in capacity of our manufacturing capabilities for possible commercialization; successfully marketing and selling our products; our lack of manufacturing, marketing and sales experience; our ability to make use of the orphan drug designation for Riquent; generating future revenue from product sales or other sources such as collaborative relationships; future profitability; and our dependence on patents and other proprietary rights. Accordingly, you should not rely upon forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements are subject to the risks, uncertainties and other factors described in the “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2007, and in other reports and registration statements that we file with the Securities and Exchange Commission from time to time and as updated in Part II, Item 1.A. “Risk Factors” contained in this Quarterly Report on Form 10-Q. We expressly disclaim any intent to update forward-looking statements.
Developments in 2008
          On February 11, 2008, we announced that we had made significant progress in our current double-blind, placebo-controlled randomized Phase 3 clinical study of Riquent, referred to as the “Phase 3 ASPEN study” (Abetimus Sodium in Patients with a History of Lupus Nephritis) in that we had enrolled 607 patients and 130 clinical trial sites were open to enroll patients in 23 countries.
          On April 23, 2008, we announced the following information related to our current Phase 3 ASPEN study:
•	Positive 12-month interim antibody data — analyses of 12-month interim antibody data in the first 125 patients randomized in the study indicate that for all patients treated with 900 mg, 300 mg, or 100 mg of Riquent per week compared with placebo, there were significantly greater reductions in antibodies to double-stranded DNA (p < 0.0001);

•	Interim efficacy analyses — two interim efficacy analyses are planned, each with target p values of p < 0.001 and a final p value of p < 0.05 at the end of the study. A futility analysis has been added to each interim efficacy analysis. The first analysis is expected to occur around the fourth quarter of 2008 and the second is expected to occur about midway between the first anlaysis and the expected end of the study;

•	Progression of the trial — more than 140 sites are active and more than 670 patients have been enrolled;

•	Extension of treatment period — the treatment period has been extended beyond 12 months until the required number of renal flares is achieved, which is 128 renal flares.

•	Increase in patient enrollment — we now estimate that at least 800 patients will be enrolled in the study and that the trial should be completed in the second half of 2009;

•	Independent Data Monitoring Board (“DMB”) review — the DMB has completed three reviews of the safety data and has not indicated any safety issues;
Overview
          Since our inception in May 1989, we have devoted substantially all of our resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. We have never generated any revenue from product sales and have relied on public and private offerings of securities, revenue from collaborative agreements, equipment financings and interest income on invested cash balances for our working capital. We expect that our research and development expenses will increase significantly in the future. For example, we are conducting and expanding a Phase 3 clinical trial of Riquent which the FDA has indicated appears to satisfy the requirement that we conduct an additional randomized, double-blind study. This study is an event-driven trial requiring us to accrue a specified number of renal flares to complete the study. We currently target enrolling at least 800 patients to achieve the required number of renal flares and the trial could take several years to complete. Therefore, we expect to expend substantial amounts of capital resources for the clinical development and manufacturing of Riquent. We may also devote substantial additional capital resources to establish commercial-scale manufacturing capabilities and to market and sell potential products. These expenses may be incurred prior to or after any regulatory approvals that we may receive. In addition, our research and development expenses may increase if we initiate any additional clinical studies of Riquent or if we increase our activities related to any other drug candidates. We will need additional funds to finance our future operations. Our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and the financial information included in this report are not necessarily indicative of our future operating results or financial condition.

          We expect our net loss to fluctuate from quarter to quarter as a result of the timing of expenses incurred and the revenues earned from any potential collaborative arrangements that we may establish. Some of these fluctuations may be significant. As of March 31, 2008, our accumulated deficit was approximately $366.5 million.
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
Critical Accounting Policies and Estimates
          The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to patent costs, clinical/regulatory expenses and, effective January 1, 2008, the fair value of our financial instruments. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
          We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of our condensed consolidated financial statements (see also Note 1 to our unaudited condensed consolidated financial statements included in Part I).
Impairment and useful lives of long-lived assets
          We regularly review our long-lived assets for impairment. Our long-lived assets include costs incurred to file our patent applications. We evaluate the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. The estimation of the undiscounted future cash flows associated with long-lived assets requires judgment and assumptions that could differ materially from the actual results. While we believe our current and historical operating and cash flow losses are indicators of impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value. There were no impairment losses recognized on our long-lived assets for the three-month periods ended March 31, 2008 and 2007.
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
Share-Based Compensation
          We adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payments (“SFAS 123R”) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Share-based compensation expense recognized under SFAS 123R was approximately $1.1 million for each of the three-month periods ended March 31, 2008 and 2007. As of March 31, 2008, there was approximately $7.2 million of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We currently expect to recognize the remaining unrecognized compensation cost over a weighted-average period of 1.2 years. Additional share-based compensation expense for any new share-based payment awards granted after March 31, 2008 under all equity compensation plans cannot be predicted at this time because it will depend on, among other matters, the amounts of share-based payment awards granted in the future.
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
Fair Value of Financial Instruments
          Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to financial assets and liabilities only.
          SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
          The adoption of this statement impacted our calculation of fair value associated with our investments, specifically our auction rate securities, which became illiquid during the first quarter of 2008. In accordance with SFAS 157, we valued these securities using Level 3 hierarchical inputs due to the lack of actively traded market data. These inputs include management’s assumptions of pricing by market participants, including assumptions about risk. We based our fair value determination on estimated discounted future cash flows of interest income over a projected period reflective of the length of time the Company anticipates it will take the securities to become liquid. We considered any impairment on these investments to be other-than-temporary, thus any changes in fair value were recorded to the unaudited condensed consolidated statement of operations for the three months ended March 31, 2008. Because we were required to value those securities using only Level 3 inputs, our valuation determinations are somewhat subjective and the actual fair values as determined at a later date or by a third party may be different than the fair values we have determined.
Recent Accounting Pronouncements
          On January 1, 2008, we adopted the provisions of SFAS 157. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. See Note 3 for further details on the impact of the adoption of SFAS 157 on our unaudited condensed consolidated results of operations and financial condition for the three months ended March 31, 2008.
          On January 1, 2008, we adopted the provisions of FASB SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. At this time, we have not elected to account for any of our financial assets or liabilities using the provisions of SFAS 159. As such, the adoption of SFAS 159 did not have an impact on our unaudited condensed consolidated results of operations and financial condition for the three months ended March 31, 2008.
          In June 2007, FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. On January 1, 2008 we adopted the provisions of EITF 07-3 which did not have an impact on our unaudited condensed consolidated results of operations and financial condition for the three months ended March 31, 2008.
Results of Operations
          For the three months ended March 31, 2008, research and development expense increased to $11.3 million from $10.4 million for the same period in 2007. Due to expansion of the Phase 3 clinical trial of Riquent®, shipping costs for drug and lab specimens and fees for clinical research organizations, investigators and labs increased by approximately $2.8 million. This increase was partially offset by a decrease in drug production costs of approximately $1.8 million.

          We expect that our research and development expense will increase significantly in the future as our Phase 3 trial continues to expand. For example, our Phase 3 clinical trial of Riquent, which the FDA has indicated appears to satisfy the requirement that we conduct an additional randomized, double-blind study, is expected to involve at least 800 patients and take several years to complete. As patient enrollment expands, we will be required to manufacture more Riquent and our manufacturing expenses will increase. Additionally, our research and development expenses may increase significantly if we initiate any additional clinical studies of Riquent or if we increase our activities related to the development of additional drug candidates.
          General and administrative expense of $1.9 million for the three months ended March 31, 2008 was comparable to $2.0 million for the three months ended March 31, 2007. We expect that our general and administrative expense will increase in the future to support our ongoing clinical trials as patient enrollment and the manufacturing of Riquent increases. Additionally, general and administrative expense may increase in the future if there is an increase in research and development or commercialization activities.
          Interest income, net decreased to $0.3 million for the three months ended March 31, 2008 from $0.5 million for the same period in 2007. The decrease for the three months ended March 31, 2008 was due primarily to lower average balances of cash, cash equivalents and short-term investments and lower average interest rates as compared to 2007.
          Realized loss on investments, net of $0.7 million for the three months ended March 31, 2008 primarily consisted of the other-than-temporary impairment loss on our auction rate securities recorded in the first quarter of 2008, in connection with the adoption of SFAS 157. See Note 3 to our unaudited condensed consolidated financial statements for further details.
Liquidity and Capital Resources
          From inception through March 31, 2008, we have incurred a cumulative net loss of approximately $366.5 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through March 31, 2008, we have raised approximately $375.7 million in net proceeds from sales of equity securities. On May 6, 2008, we entered into an Underwriting Agreement with UBS Securities LLC and Canaccord Adams Inc. (together, the “Underwriters”) for the sale of 15.6 million Units (the “Units,” where each Unit consists of one share of common stock, $0.01 par value per share (the “Common Stock”) and a warrant to purchase 0.25 shares of Common Stock) to the Underwriters at a price per Unit of $1.92125 (the “Offering”). The warrants, which represent the right to acquire a total of 3.9 million shares of common stock, will be exercisable at a price of $2.15 per share and have a five-year term. We expect that the Offering will close as early as May 12, 2008 and the net proceeds will be approximately $27.85 million.
          At March 31, 2008, we had $25.4 million in cash, cash equivalents and short-term investments, as compared to $39.4 million at December 31, 2007. Our working capital at March 31, 2008 was $17.6 million, as compared to $29.9 million at December 31, 2007. The decrease in cash, cash equivalents and short-term investments resulted from the use of our financial resources to fund our clinical trial and manufacturing activities and for other general corporate purposes. In addition, the decrease was due to the $0.8 million realized impairment loss on our auction rate securities recorded in the first quarter of 2008. We invest our cash in money market funds and AAA rated asset-backed student loan auction rate securities. As of March 31, 2008, we classified all of our student loan auction rate securities as short-term available-for-sale securities as we will need additional cash in the near term and may be required to liquidate these auction rate securities in order to continue our operations. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal until a future auction on these auction rate securities is successful or the securities are redeemed by the issuer at par. As a result, we have recorded a realized impairment loss in the first quarter of 2008 of approximately $0.8 million. As of March 31, 2008, all of our short-term available-for-sale securities have stated maturity dates of more than one year, however, their interest rates are reset periodically within time periods not exceeding 92 days.

          As of March 31, 2008, approximately $0.7 million of equipment ($0.5 million net of depreciation) is financed under notes payable and capital lease obligations. In December 2006, we entered into a credit facility to fund equipment purchases of up to $1.8 million of which $1.2 million remains available to fund future equipment purchases until the end of the second quarter of 2008. In addition, we lease our office and laboratory facilities and certain equipment under operating leases. We have also entered into non-cancelable purchase commitments for an aggregate of $1.3 million with third-party manufacturers of materials to be used in the production of Riquent, approximately $0.6 million of which is included in the unaudited condensed consolidated balance sheet as of March 31, 2008. We intend to use our current financial resources to fund our obligations under these purchase commitments. In the future, we may increase our investments in property and equipment if we expand our research and development and manufacturing facilities and capabilities.
          The following table summarizes our contractual obligations at March 31, 2008 (in thousands). Long-term debt obligations include interest.

		Payment due by period
		Less than			More than
	Total	1 Year	1—3 Years	3—5 Years	5 Years
Long-Term Debt Obligations	$512	$171	$341	$—	$—
Capital Lease Obligations	64	14	42	8	—
Operating Lease Obligations	1,257	837	406	14	—
Purchase Obligations	1,298	1,298	—	—	—

Total	$3,131	$2,320	$789	$22	$—

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
          We anticipate that our existing liquid cash resources, consisting of cash and cash equivalents, the expected net proceeds of approximately $27.85 million from the Offering, and the interest earned thereon, will be sufficient to fund our operations as currently planned through December 31, 2008. This projection is based on the assumption that we do not raise any additional funds, including through the sale of additional securities, obtaining debt financing or establishing a collaborative agreement with a corporate partner, we cannot liquidate our auction rate securities, and that we do not engage in any significant commercialization activities or significant activities in our other research programs.
          We will continue to seek capital through any number of means, including by issuing our equity securities, obtaining debt financing and by establishing one or more collaborative arrangements. However, there can be no assurance that additional financing will be available to us on acceptable terms, if at all, and our negotiating position in capital-raising efforts may worsen as we continue to use existing resources or if the development of Riquent is delayed or terminated. There is also no assurance that we will be able to enter into further collaborative relationships. In the future, it is possible that we will not have adequate resources to support continuation of our business activities.
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
          All of our investment securities are classified as available-for-sale and are therefore reported on the balance sheet at market value. Our investment securities consist of money market funds and asset-backed student loan auction rate securities. As of March 31, 2008, our short-term investments consisted of $9.3 million (net of a realized impairment loss of $0.8 million) of AAA rated student loan auction rate securities. Our auction rate securities are debt instruments with long-term maturities and interest rates that reset in short intervals through auctions.
          The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to the security’s predetermined rate. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature, which could be many years. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, the carrying value of the investment would be required to be adjusted through an impairment charge.
          As of March 31, 2008, there was insufficient demand at auctions for all four of our AAA rated asset-backed student loan auction rate securities. As a result of this insufficient demand, these four securities are currently not liquid and the interest rates have been reset to the security’s predetermined interest rate. To date, we have recognized a realized impairment loss of $0.8 million on these securities. See note 3 to our unaudited condensed consolidated financial statements for further information.
          In the event we need to access the funds that are in an illiquid state, we will not be able to do so without the possible loss of principal, until a future auction for these investments is successful or they are redeemed by the issuer at par. At this time the market for these investments is presently uncertain. If we are unable to sell these securities in the market or they are not redeemed, this could potentially impact our current business plan as we will need the ability to access these funds in the near future.
ITEM 4. CONTROLS AND PROCEDURES
          Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.A. Risk Factors
I. RISK FACTORS RELATING TO LA JOLLA PHARMACEUTICAL COMPANY AND THE INDUSTRY IN WHICH WE OPERATE.
          We are updating and restating the risk factors included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 as follows:
We do not have sufficient financial resources to complete the current Phase 3 ASPEN study of Riquent and may not have sufficient resources to continue to operate unless we are able to raise sufficient additional capital.
          We will need to successfully complete the current Phase 3 ASPEN study prior to any FDA or any foreign regulatory approvals. The current Phase 3 ASPEN study is an event-driven trial requiring us to accrue a specified number of renal flares to complete the study. We currently target enrolling at least 800 patients to achieve the required number of renal flares and the trial could take several years to complete. We expect that the actual costs of completing the current Phase 3 ASPEN study will exceed our current cash resources; we expect that the net proceeds of approximately $27.85 million from the Offering, together with our other cash resources (excluding the value of our currently illiquid auction rate securities), will enable us to continue our operations as currently planned through December 31, 2008. If we expend all of the funds that we have raised and do not receive funding from a collaborative agreement with a corporate partner or obtain other equity or debt financing, we would not have the financial resources to complete the current Phase 3 ASPEN study or to continue the development of Riquent, and we may not be able to continue to operate.
Negative conditions in the global credit markets may further impair the liquidity of a portion of our investment portfolio.
          As of March 31, 2008, our investment securities consist primarily of money market funds and AAA rated asset-backed student loan auction rate securities. As of December 31, 2007, our short-term investments included $28.0 million of AAA rated asset-backed student loan auction rate securities issued primarily by state governments. Subsequent to December 31, 2007, we sold $18.0 million of these asset-backed auction rate securities at par value.
          The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of student loan auction rate securities. As of March 31, 2008, there was insufficient demand at auction for each of our remaining four AAA rated asset-backed student loan auction rate securities, representing the entire $10.0 million (par value) we currently hold in asset-backed auction rate securities. As a result of the insufficient demand, these four securities are currently not liquid and unless a future auction (which occurs approximately every 28 to 92 days) for these investments is successful, we could be required to hold them until they are redeemed by the issuer or to maturity, which ranges between 20-30 years. Based on our current capital resources and projected needs, we will not be able to hold these securities until maturity.
          In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer at par or they mature. As of March 31, 2008, management has determined that our student loan auction rate securities are impaired and accordingly we have recorded a realized impairment loss of $0.8 million on these investments. The impairment loss on these investments was determined to be other-than-temporary as we may be required to liquidate these auction rate securities in the short term in order to continue our operations. If the credit ratings of the security issuers deteriorate and/or if there is any further decline in market value that is determined to be other-than-temporary, we would be required to further adjust the carrying value of these investments through an impairment charge. Our valuation determinations are somewhat subjective and actual values as determined at a later date or by a third party may be different than the values we have.
In order to complete our current Phase 3 ASPEN study, we will need to accrue a sufficient number of renal flares by enrolling a sufficient number of patients who meet the trial criteria. If we are unable to successfully complete the trial, our business will be adversely affected and it may be difficult or impossible for us to continue to operate.
          The current Phase 3 ASPEN study is an event-driven trial requiring us to accrue a specified number of renal flares to complete the study. We currently target enrolling at least 800 patients to achieve the required number of renal flares. We may need to enroll more patients in order to reach the required number of renal flares. We may have difficulty enrolling patients because, among other matters, there are specific limitations on the medications that a patient may be taking upon entry into the trial and there is intense competition for available lupus patients. If we are unable to accrue a sufficient number of renal flares or to timely enroll a sufficient number of patients, we will not be able to successfully complete the current Phase 3 ASPEN study. As a result, it may be difficult or impossible for us to continue to operate.
Current and future clinical trials may be delayed or halted.
          Current and future clinical trials of Riquent, trials of drugs related to Riquent, or clinical trials of other drug candidates may be delayed or halted. For example, in 2005, for a period of time we limited patient enrollment in our Phase 3 ASPEN trial in an effort to reduce costs. In addition, our Phase 2/3 clinical trial of Riquent was terminated before planned patient enrollment was completed. Current and future trials may be delayed or halted for various reasons, including:
•	we do not have sufficient financial resources;

•	supplies of drug product are not sufficient to treat the patients in the studies;

•	patients do not enroll in the studies at the rate we expect;

•	the observed renal flare rate is lower than we expect;

•	the products are not effective;

•	patients experience negative side effects or other safety concerns are raised during treatment;

•	the trials are not conducted in accordance with applicable clinical practices;

•	there is political unrest at foreign clinical sites; or

•	there are natural disasters at any of our clinical sites.
          If any current or future trials are delayed or halted, we may incur significant additional expenses, and our potential approval of Riquent may be delayed, which could have a severe negative effect on our business.

We will need additional funds to support our operations.
          Our operations to date have consumed substantial capital resources. Before we can obtain FDA or foreign regulatory approval for Riquent, we will need to successfully complete the current Phase 3 ASPEN study and possibly additional trials. Therefore, we expect to expend substantial amounts of capital resources for additional product development and clinical trials of Riquent. We may also devote substantial additional capital resources to establish commercial-scale manufacturing capabilities and to market and sell potential products. These expenses may be incurred prior to or after any regulatory approvals that we may receive. Even with the net proceeds of approximately $27.85 million from the Offering, we will need additional funds to finance our future operations. Our future capital requirements will depend on many factors, including:
•	the scope and results of our clinical trials;

•	our ability to manufacture sufficient quantities of drug to support clinical trials;

•	our ability to obtain regulatory approval for Riquent;

•	the time and costs involved in applying for regulatory approvals;

•	continued scientific progress in our development programs;

•	the size and complexity of our development programs;

•	the costs involved in preparing, filing, processing, maintaining and enforcing patent claims;

•	competing technological and market developments;

•	our ability to establish and maintain collaborative research and development arrangements;

•	our need to establish commercial manufacturing capabilities; and

•	our ability to develop effective marketing and sales programs.
          We expect to incur substantial losses each year for at least the next several years as we continue our planned clinical trial, manufacturing, regulatory, and development activities. If we receive regulatory approval for Riquent, or any other drug candidates, our manufacturing, marketing and sales activities are likely to substantially increase our expenses and our need for additional working capital. In the future, it is possible that we will not be able to obtain additional funds and thus not have adequate resources to support continuation of our business activities.
We may have experienced an “ownership change” that could result in a significant reduction in our available net operating loss and research tax credit carryforwards.
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
          Our ability to use these net operating loss and research tax credit carryforwards to offset future taxable income will be limited under Section 382 of the Internal Revenue Code of 1986, as amended, if it is determined that we have experienced, or if we in the future experience, an “ownership change.” We are currently analyzing whether such an ownership change has occurred in the past. We expect this analysis to be completed within the next twelve months. If it is determined that we have experienced an ownership change, we may not be able to utilize a significant portion of these net operating loss and research tax credit carryforwards to offset future income. Our inability to fully utilize our net operating loss and research tax credit carryforwards could have a negative impact on our tax assets, financial positions and future results of operations.
II. RISK FACTORS RELATED SPECIFICALLY TO OUR STOCK.
Future sales of our stock by our stockholders could negatively affect the market price of our stock.
          Sales of our common stock in the public market, or the perception that such sales could occur, could result in a drop in the market price of our securities. As of March 31, 2008, there were:
•	Approximately 39,660,730 shares of common stock that have been issued in registered offerings or were otherwise freely tradable in the public markets.

•	Approximately 10,761 shares of common stock eligible for resale in the public market pursuant to SEC Rule 144.

•	4,399,992 shares of common stock underlying warrants which have been registered for resale under a Registration Statement on Form S-3.

•	5,443,354 shares of common stock that may be issued on the exercise of outstanding stock options granted under our various stock option plans at a weighted average exercise price of $7.80 per share.

•	Approximately 351,765 shares of common stock reserved for future issuance pursuant to awards granted under our equity incentive and employee stock purchase plans, which shares are covered by effective registration statements under the Securities Act of 1933, as amended (the “Securities Act”).

•	Pursuant to a registration statement on Form S-3 filed on December 10, 2002, we registered an aggregate amount of $125,000,000 of our common stock for issuance from time to time. As of March 31, 2008, there was $13,917,500 of our common stock available for future issuance, which expires on December 1, 2008. We expect to use the entire amount remaining for future issuance under this registration statement in connection with the Offering.

•	Pursuant to a registration statement on Form S-3 filed on August 20, 2007, we registered an aggregate amount of $77,000,000 of our common stock, preferred stock and warrants for issuance from time to time. As of March 31, 2008, no shares of common stock, preferred stock or warrants had been issued under this registration statement, which expires on August 23, 2010. After the Offering, approximately $52.5 million of our common stock, preferred stock and warrants will be available for sale under this registration statement.
          We cannot estimate the number of shares of common stock that may actually be sold in the public market because this will depend on the market price for our common stock, the individual circumstances of the sellers and other factors. We also have a number of stockholders that own significant blocks of our common stock. If these stockholders sell significant portions of their holdings in a relatively short time, for liquidity or other reasons, the market price of our common stock could drop significantly.
There is no public market for the warrants to purchase common stock in the Offering.
          There is no established public trading market for the warrants being offered in the Offering, and we do not expect a market to develop. In addition, we do not intend to apply for listing the warrants on any securities exchange. Without an active market, the liquidity of the warrants will be limited.

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

La Jolla Pharmaceutical Company
Date: May 12, 2008	/s/ Deirdre Y. Gillespie
Deirdre Y. Gillespie, M.D.
President and Chief Executive Officer (On behalf of the Registrant)

/s/ Niv E. Caviar
Niv E. Caviar
Executive Vice President, Chief Business and Financial Officer (As Principal Financial Officer)

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