Form 10-Q
period 2008-06-30
LA JOLLA PHARMACEUTICAL CO
filed 2008-08-08
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 1, 2008 was 55,325,834.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$31,719	$4,373
Short-term investments	9,021	34,986
Prepaids and other current assets	1,490	1,018

Total current assets	42,230	40,377

Property and equipment, net	1,268	1,271
Patent costs and other assets, net	2,710	2,757

Total assets	$46,208	$44,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,184	$2,203
Accrued clinical/regulatory expenses	6,108	6,282
Accrued expenses	661	664
Accrued payroll and related expenses	1,321	1,199
Current portion of obligations under notes payable	144	138
Current portion of obligations under capital leases	9	10

Total current liabilities	10,427	10,496

Noncurrent portion of obligations under notes payable	263	344
Noncurrent portion of obligations under capital leases	40	44

Commitments

Stockholders’ equity:
Common stock	553	396
Additional paid-in capital	416,330	385,944
Other comprehensive income	—	14
Accumulated deficit	(381,405)	(352,833)

Total stockholders’ equity	35,478	33,521

Total liabilities and stockholders’ equity	$46,208	$44,405

Note: The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles.
See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Expenses:
Research and development	$12,732	$12,186	$24,070	$22,561
General and administrative	2,069	2,112	3,975	4,092

Total expenses	14,801	14,298	28,045	26,653

Loss from operations	(14,801)	(14,298)	(28,045)	(26,653)

Interest income	130	838	490	1,332
Interest expense	(44)	(57)	(60)	(66)
Realized loss on investments, net	(220)	—	(957)	—

Net loss	$(14,935)	$(13,517)	$(28,572)	$(25,387)

Basic and diluted net loss per share	$(0.31)	$(0.34)	$(0.65)	$(0.70)

Shares used in computing basic and diluted net loss per share	48,252	39,256	43,941	36,015

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Operating activities:
Net loss	$(28,572)	$(25,387)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	519	885
Loss on write-off/disposal of patents and property and equipment	138	75
Share-based compensation expense	2,297	2,579
Realized loss on investments, net	957	—
Amortization of premium (discount) on investments	329	(91)
Change in operating assets and liabilities:
Prepaids and other current assets	(472)	(165)
Accounts payable	(19)	(1,009)
Accrued clinical/regulatory expenses	(174)	2,339
Accrued expenses	(3)	135
Accrued payroll and related expenses	122	(100)

Net cash used for operating activities	(24,878)	(20,739)

Investing activities:
Purchases of short-term investments	—	(38,415)
Sales of short-term investments	24,665	20,750
Additions to property and equipment	(446)	(81)
Increase in patent costs and other assets	(161)	(462)

Net cash provided by (used for) investing activities	24,058	(18,208)

Financing activities:
Net proceeds from issuance of common stock	28,246	38,527
Proceeds from issuance of notes payable	—	75
Payments on obligations under notes payable	(75)	(127)
Payments on obligations under capital leases	(5)	—

Net cash provided by financing activities	28,166	38,475

Net increase (decrease) in cash and cash equivalents	27,346	(472)
Cash and cash equivalents at beginning of period	4,373	3,829

Cash and cash equivalents at end of period	$31,719	$3,357

Supplemental disclosure of cash flow information:
Interest paid	$60	$66

Supplemental schedule of noncash investing and financing activities:
Net unrealized losses (gains) on available-for-sale investments	$14	$(14)

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2008
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of La Jolla Pharmaceutical Company and its wholly-owned subsidiary (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the realized impairment loss on investments – see Note 3 for further details) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2008. For more complete financial information, these unaudited condensed consolidated financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
The Company has a history of recurring losses from operations and has an accumulated deficit of $381,405,000 as of June 30, 2008. As of June 30, 2008, the Company had available cash and cash equivalents totaling $31,719,000 and working capital of $31,803,000. As of June 30, 2008, there was insufficient demand at auction for each of the Company’s remaining four AAA rated asset-backed student loan auction rate securities, representing its short-term investments of approximately $9,021,000 (net of a realized impairment loss of $990,000 recorded in the first six months of 2008). As a result of this insufficient demand, these four securities are currently not liquid. The Company expects that the current cash resources, excluding the value of its currently illiquid auction rate securities, will enable it to continue its operations as currently planned through December 31, 2008. However, there is a substantial doubt about the Company’s ability to continue as a going concern beyond fiscal 2008. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
The Company continues to seek additional funding, including through collaborative arrangements and debt or equity financings, to finance its continuing development efforts and to commercialize its technologies. The Company believes that additional funds can be obtained in the near future; however, there is no assurance such funds will be available to the Company when needed or that such funds would be available under favorable terms. In the event that the Company cannot obtain additional funds in the near future, the Company has the ability and intent to cut back on certain expenditures and/or reduce its operations, including halting its ongoing Phase 3 clinical trial of Riquent and significantly reducing its workforce, which would have an adverse impact on completing its development efforts in a timely manner.
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
Recent Accounting Pronouncement
On January 1, 2008, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. See Note 3 for further details on the impact of the adoption of SFAS 157 on the Company’s unaudited condensed consolidated results of operations and financial condition for the three and six months ended June 30, 2008.
On January 1, 2008, the Company adopted the provisions of FASB SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. At this time, the Company has not elected to account for any of its financial assets or liabilities using the provisions of SFAS 159. As such, the adoption of SFAS 159 did not have an impact on the Company’s unaudited condensed consolidated results of operations and financial condition for the three and six months ended June 30, 2008.
In June 2007, FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. On January 1, 2008 the Company adopted the provisions of EITF 07-3, which did not have an impact on the Company’s unaudited condensed consolidated results of operations and financial condition for the three and six months ended June 30, 2008.
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
Because the Company has incurred a net loss for all periods presented in the unaudited condensed consolidated statements of operations, stock options, common stock subject to repurchase and warrants are not included in the computation of net loss per share because their effect is anti-dilutive. The shares used to compute basic and diluted net loss per share represent the weighted-average common shares outstanding, reduced by the weighted-average unvested common shares subject to repurchase. There were no unvested common shares subject to repurchase for the three- and six-month periods ended June 30, 2008 and 2007.

Comprehensive Loss
In accordance with SFAS No. 130, Reporting Comprehensive Income (Loss), unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). The Company’s comprehensive net loss was $14,935,000 and $13,531,000 for the three-month periods ended June 30, 2008 and 2007, respectively, and $28,586,000 and $25,401,000 for the six-month periods ended June 30, 2008 and 2007, respectively.
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
As of June 30, 2008, the Company’s cash, cash equivalents and short-term investments total $40,740,000, which is primarily invested in money market funds and AAA rated asset-backed student loan auction rate securities. Although the credit ratings of the auction rate securities have not deteriorated, there has been insufficient demand at auction for all four of our remaining auction rate securities during the first half of 2008. As a result, these securities are currently not liquid. In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without a loss of principal until a future auction on these auction rate securities is successful or the securities are redeemed by the issuer at par. The Company may incur a loss of principal if the Company is required to sell or borrow against these securities in a privately negotiated transaction. As a result, the Company has recorded a realized impairment loss of $990,000 in 2008. This realized loss was determined in accordance with SFAS 157, which was adopted by the Company on January 1, 2008. The Company’s auction rate securities are classified as short-term investments, and the realized impairment loss is included in the Company’s unaudited condensed consolidated statement of operations.

As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Due to the lack of actively traded market data for the Company’s student loan auction rate securities, the value of these securities and resulting realized impairment loss was determined using Level 3 hierarchical inputs. These inputs include management’s assumptions of pricing by market participants, including assumptions about risk. In accordance with SFAS 157, the Company used the concepts of fair value based on estimated discounted future cash flows of interest income over a projected five-year period reflective of the length of time the Company anticipates it will take the securities to become liquid. Discount rates ranging from approximately 5% to 10% were utilized when preparing this model. The Company classified all of the student loan auction rate securities as short-term available-for-sale securities as the Company will need additional cash in the near term and may be required to liquidate these auction rate securities in order to continue operations. Because of the Company’s inability to hold these securities until their maturity (which ranges between 20-30 years), the Company believes the impairment of these securities is other-than-temporary. The Company continues to seek additional funding, including through collaborative arrangements and debt or equity financings, to finance its continuing development efforts and to commercialize its technologies. See Note 1 for further details.

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets at June 30, 2008 (in thousands) are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in
		active markets	Significant other	Significant
	Balance at	for identical	observable	unobservable
	June 30,	assets	inputs	inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$31,719	$31,719	$—	$—
Short-term investments	9,021	—	—	9,021

Total	$40,740	$31,719	$—	$9,021

The following table sets forth the change in estimated fair value for the Company’s AAA rated asset-backed student loan auction rate securities (in thousands).

	Fair Value Measurement Using
	Significant Unobservable Inputs
	(Level 3)
	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008
Beginning balance	$9,327	$—
Transfers in to Level 3	—	10,000
Changes in interest receivable balance	(86)	11
Total realized/unrealized losses
Included in net loss	(220)	(990)
Included in comprehensive loss	—	—
Purchases, issuances and settlements	—	—

Ending balance	$9,021	$9,021

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
5. Stockholders’ Equity
Common Stock
On May 12, 2008, the Company sold 15,614,834 Units (the “Units,” where each Unit consists of one share of common stock, $0.01 par value per share (the “Common Stock”) and a warrant to purchase 0.25 shares of Common Stock) in an underwritten public offering at a price per Unit of $1.92125, for net proceeds totalling approximately $28,107,000. The warrants, which represent the right to acquire a total of 3,903,708 shares of common stock, will be exercisable at a price of $2.15 per share and have a five-year term. Certain of the Company’s principal stockholders, including affiliates of certain of the Company’s directors, purchased an aggregate of approximately $24,300,000, or approximately 81%, of the Units sold.
Share-Based Compensation
In June 1994, the Company adopted the La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (the “1994 Plan”), under which, as amended, 1,640,000 shares of common stock were authorized for issuance. The 1994 Plan expired in June 2004 and there were 861,261 options outstanding under the 1994 Plan as of June 30, 2008.

In May 2004, the Company adopted the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (the “2004 Plan”), under which, as amended, 6,400,000 shares of common stock have been authorized for issuance. The 2004 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to employees, directors, consultants and advisors of the Company with up to a 10-year contractual life and various vesting periods as determined by the Company’s Compensation Committee or the Board of Directors, as well as automatic fixed grants to non-employee directors of the Company. As of June 30, 2008, there were a total of 4,803,533 options outstanding under the 2004 Plan and 1,317,248 shares remained available for future grant.
In August 1995, the Company adopted the La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (the “ESPP”), under which, as amended, 850,000 shares of common stock are reserved for sale to eligible employees, as defined in the ESPP. Employees may purchase common stock under the ESPP every three months (up to but not exceeding 10% of each employee’s base salary or hourly compensation, and any cash bonus paid, subject to certain limitations) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months. As of June 30, 2008, 609,329 shares of common stock have been issued under the ESPP and 240,671 shares of common stock are available for future issuance.
Share-based compensation expense recognized under SFAS 123R for the three-month periods ended June 30, 2008 and 2007 was $1,172,000 and $1,463,000, respectively, and $2,289,000 and $2,579,000 for the six-month periods ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was $6,854,000 of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a weighted-average period of 1.4 years.
The following table summarizes share-based compensation expense related to employee and director stock options, restricted stock and ESPP purchases under SFAS 123R by expense category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Research and development	$536	$755	$1,001	$1,182
General and administrative	636	708	1,288	1,397

Share-based compensation expense included in operating expenses	$1,172	$1,463	$2,289	$2,579

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

The Company estimated the fair value of each option grant and ESPP purchase right on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Options:	2008	2007	2008	2007
Risk-free interest rate	3.3%	4.8%	3.1%	4.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	126.2%	109.4%	116.8%	119.6%
Expected life (years)	5.6	5.9	5.6	6.0

	Three Months Ended		Six Months Ended
	June 30,		June 30,
ESPP:	2008	2007	2008	2007
Risk-free interest rate	1.7%	4.9%	1.9%	5.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	67.5%	67.9%	79.4%	87.6%
Expected life (months)	3.0	3.0	3.0	3.0
The weighted-average fair values of options granted were $1.60 and $4.76 for the three months ended June 30, 2008 and 2007, respectively, and $1.80 and $3.73 for the six months ended June 30, 2008 and 2007, respectively. For the ESPP, the weighted-average purchase prices were $1.70 and $2.74 for the three months ended June 30, 2008 and 2007, respectively, and $1.69 and $2.66 for the six months ended June 30, 2008 and 2007, respectively.
Expenses allocable to options or stock awards issued to non-employees, other than non-employee directors, have been determined in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Options granted to such non-employees are periodically remeasured as options vest.
A summary of the Company’s stock option activity and related data for the six months ended June 30, 2008 follows:

	Outstanding Options
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Balance at December 31, 2007	4,809,575	$8.56
Granted	1,231,900	$2.15
Exercised	(1,097)	$2.51
Forfeited or expired	(375,584)	$9.09

Balance at June 30, 2008	5,664,794	$7.13

6. Income Taxes
On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken in a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption and there are no unrecognized tax benefits included in the condensed consolidated balance sheet at June 30, 2008, that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s condensed consolidated balance sheets at June 30, 2008 and at December 31, 2007, and has not recognized interest and/or penalties in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2008 and 2007.
The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1993 and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and research and development credits.
The Company is currently undergoing an analysis under Section 382/383 of the Internal Revenue Code, regarding the limitation of net operating loss and research and development credit carryforwards. When this analysis is finalized, the Company plans to update its unrecognized tax benefits under FIN No. 48. The Company expects the Section 382 analysis to be completed within the next twelve months. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     The forward-looking statements in this report involve significant risks, assumptions and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. The analyses of clinical results of Riquent® (abetimus sodium), previously known as LJP 394, our drug candidate for the treatment of systemic lupus erythematosus (lupus), and any other drug candidate that we may develop, including the results of any trials or models that are ongoing or that we may initiate in the future, could result in a finding that these drug candidates are not effective in large patient populations, do not provide a meaningful clinical benefit, or may reveal a potential safety issue requiring us to develop new candidates. The analysis of the data from our previous Phase 3 trial of Riquent showed that the trial did not reach statistical significance with respect to its primary endpoint, time to renal flare, or with respect to its secondary endpoint, time to treatment with high-dose corticosteroids or cyclophosphamide. The results from our clinical trials of Riquent, including the results of any trials that are ongoing or that we may initiate in the future, may not ultimately be sufficient to obtain regulatory clearance to market Riquent either in the United States or any other country, and we may be required to conduct additional clinical studies to demonstrate the safety and efficacy of Riquent in order to obtain marketing approval. There can be no assurance, however, that we will have the necessary resources to complete any current or future trials or that any such trials will sufficiently demonstrate the safety and efficacy of Riquent. Our ability to develop and sell our products in the future may be adversely affected by the intellectual property rights of third parties or the validity or enforceability of our intellectual property rights. Additional risk factors include the uncertainty and timing of: our ability to raise additional capital; our ability to liquidate our auction rate securities; obtaining required regulatory approvals, including delays associated with any approvals that we may obtain; the timely supply of drug product for clinical trials; our ability to pass all necessary regulatory inspections; the increase in capacity of our manufacturing capabilities for possible commercialization; successfully marketing and selling our products; our lack of manufacturing, marketing and sales experience; our ability to make use of the orphan drug designation for Riquent; generating future revenue from product sales or other sources such as collaborative relationships; future profitability; and our dependence on patents and other proprietary rights. Accordingly, you should not rely upon forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements are subject to the risks, uncertainties and other factors described in the “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2007, Quarterly Report on Form 10-Q for the period ended March 31, 2008 and in other reports and registration statements that we file with the Securities and Exchange Commission from time to time. We expressly disclaim any intent to update forward-looking statements.

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
     On April 23, 2008, we announced the following information related to our current Phase 3 ASPEN study:
•	Positive 12-month interim antibody data — analyses of 12-month interim antibody data in the first 125 patients randomized in the study indicate that for all patients treated with 900 mg, 300 mg, or 100 mg of Riquent per week compared with placebo, there were significantly greater reductions in antibodies to double-stranded DNA (p < 0.0001);

•	Interim efficacy analyses — two interim efficacy analyses are planned, each with target p values of p < 0.001 and a final p value of p < 0.05 at the end of the study. A futility analysis has been added to each interim efficacy analysis. The first analysis is expected to occur around the fourth quarter of 2008 and the second is expected to occur about midway between the first analysis and the expected end of the study;

•	Progression of the trial — more than 140 sites are active and more than 670 patients have been enrolled;

•	Extension of treatment period — the treatment period has been extended beyond 12 months until the required number of renal flares is achieved, which is 128 renal flares.

•	Increase in patient enrollment — we now estimate that at least 800 patients will be enrolled in the study and that the trial should be completed in the second half of 2009; and

•	Independent Data Monitoring Board (“DMB”) review — the DMB has completed three reviews of the safety data and has not indicated any safety issues.
     On May 12, 2008, we sold 15.6 million Units (the “Units,” where each Unit consists of one share of common stock, $0.01 par value per share and a warrant to purchase 0.25 shares of Common Stock) in an underwritten public offering at a price per Unit of $1.92125, for net proceeds totalling approximately $28.1 million. The warrants, which represent the right to acquire a total of 3.9 million shares of common stock, will be exercisable at a price of $2.15 per share and have a five-year term. Certain of our principal stockholders, including affiliates of certain of our directors, purchased an aggregate of approximately $24.3 million, or approximately 81%, of the Units sold.
Overview
     Since our inception in May 1989, we have devoted substantially all of our resources to the research and development of technology and potential drugs to treat antibody-mediated diseases. We have never generated any revenue from product sales and have relied on public and private offerings of securities, revenue from collaborative agreements, equipment financings and interest income on invested cash balances for our working capital. We expect that our research and development expenses will increase significantly in the future. For example, we are conducting and expanding a Phase 3 clinical trial of Riquent, which the FDA has indicated appears to satisfy the requirement that we conduct an additional randomized, double-blind study. This study is an event-driven trial requiring us to accrue a specified number of renal flares to complete the study. We currently target enrolling at least 800 patients to achieve the required number of renal flares and the trial could take several years to complete. Therefore, we expect to expend substantial amounts of capital resources for the clinical development and manufacturing of Riquent. We may also devote substantial additional capital resources to establish commercial-scale manufacturing capabilities and to market and sell potential products. These expenses may be incurred prior to or after any regulatory approvals that we may receive. In addition, our research and development expenses may increase if we initiate any additional clinical studies of Riquent or if we increase our activities related to any other drug candidates. We will need additional funds to finance our future operations. Our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and the financial information included in this report are not necessarily indicative of our future operating results or financial condition.
     We expect our net loss to fluctuate from quarter to quarter as a result of the timing of expenses incurred and the revenues earned from any potential collaborative arrangements that we may establish, if any. Some of these fluctuations may be significant. As of June 30, 2008, our accumulated deficit was approximately $381.4 million.
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
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to patent costs, clinical/regulatory expenses and, effective January 1, 2008, the fair value of our financial instruments. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
     We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of our condensed consolidated financial statements (see also Note 1 to our unaudited condensed consolidated financial statements included in Part I).
Impairment and useful lives of long-lived assets
     We regularly review our long-lived assets for impairment. Our long-lived assets include costs incurred to file our patent applications. We evaluate the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. The estimation of the undiscounted future cash flows associated with long-lived assets requires judgment and assumptions that could differ materially from the actual results. While we believe our current and historical operating and cash flow losses are indicators of impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value. There were no impairment losses recognized on our long-lived assets for the six-month periods ended June 30, 2008 and 2007.
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
Share-Based Compensation
     We adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payments (“SFAS 123R”) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Share-based compensation expense recognized under SFAS 123R was approximately $2.3 million and $2.6 million for the six-month periods ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was approximately $6.9 million of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We currently expect to recognize the remaining unrecognized compensation cost over a weighted-average period of 1.4 years. Additional share-based compensation expense for any new share-based payment awards granted after June 30, 2008 under all equity compensation plans cannot be predicted at this time because it will depend on, among other matters, the amounts of share-based payment awards granted in the future.
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
     SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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
     The adoption of this statement impacted our calculation of fair value associated with our investments, specifically our auction rate securities, which became illiquid during the first quarter of 2008. In accordance with SFAS  157, we valued these securities using Level 3 hierarchical inputs due to the lack of actively traded market data. These inputs include management’s assumptions of pricing by market participants, including assumptions about risk. We based our fair value determination on estimated discounted future cash flows of interest income over a projected period reflective of the length of time the Company anticipates it will take the securities to become liquid. We considered any impairment on these investments to be other-than-temporary, thus any changes in fair value were recorded to the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2008. Because we were required to value those securities using only Level 3 inputs, our valuation determinations are somewhat subjective and the actual fair values as determined at a later date or by a third party may be different than the fair values we have determined.
Recent Accounting Pronouncements
     On January 1, 2008, we adopted the provisions of SFAS 157. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. See Note 3 for further details on the impact of the adoption of SFAS 157 on our unaudited condensed consolidated results of operations and financial condition for the three and six months ended June 30, 2008.
     On January 1, 2008, we adopted the provisions of FASB SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. At this time, we have not elected to account for any of our financial assets or liabilities using the provisions of SFAS 159. As such, the adoption of SFAS 159 did not have an impact on our unaudited condensed consolidated results of operations and financial condition for the three and six months ended June 30, 2008.
     In June 2007, FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. On January 1, 2008 we adopted the provisions of EITF 07-3, which did not have an impact on our unaudited condensed consolidated results of operations and financial condition for the three and six months ended June 30, 2008.

Results of Operations
     For the three and six months ended June 30, 2008, research and development expenses increased to $12.7 million and $24.1 million, respectively, from $12.2 million and $22.6 million, respectively, for the same periods in 2007. Due to expansion of the Phase 3 clinical trial of Riquent®, shipping costs for drug and lab specimens and fees for clinical research organizations, investigators and labs increased by approximately $5.0 million for the six months ended June 30, 2008 as compared to the same period in 2007. This increase in expenses was offset against a reduction of approximately $3.3 million for expenses associated with the manufacture of Riquent® for the six months ended June 30, 2008 as compared to the same period in 2007. Adequate supplies of Riquent® were on hand for the first six months of 2008, thereby reducing manufacturing expenses incurred for this period.
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
     General and administrative expense for the three months ended June 30, 2008 and 2007 remained constant at $2.1 million. For the six months ended June 30, 2008 and 2007, general and administrative expense slightly decreased to $4.0 million from $4.1 million. We expect that our general and administrative expense will increase in the future to support our ongoing clinical trials as patient enrollment and the manufacturing of Riquent increases. Additionally, general and administrative expense may increase in the future if there is an increase in research and development or commercialization activities.
     Interest income, net of interest expense, decreased to $0.1 million for the three months ended June 30, 2008 from $0.8 million for the same period in 2007 and decreased to $0.4 million for the six months ended June 30, 2008 from $1.3 million for the same period in 2007. The decreases for the three and six months ended June 30, 2008 were due primarily to lower average balances of cash, cash equivalents and short-term investments and lower average interest rates as compared to the same periods in 2007.
     Realized loss on investments, net, of $0.2 million and $1.0 million for the three and six months ended June 30, 2008, respectively, consisted of the other-than-temporary impairment loss on our auction rate securities recorded in 2008, in connection with the adoption of SFAS 157. See Note 3 to our unaudited condensed consolidated financial statements for further details.
Liquidity and Capital Resources
     From inception through June 30, 2008, we have incurred a cumulative net loss of approximately $381.4 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through June 30, 2008, we have raised approximately $403.9 million in net proceeds from sales of equity securities.
     On May 12, 2008, we sold 15.6 million Units (the “Units,” where each Unit consists of one share of common stock, $0.01 par value per share and a warrant to purchase 0.25 shares of Common Stock) in an underwritten public offering at a price per Unit of $1.92125, for net proceeds totalling approximately $28.1 million. The warrants, which represent the right to acquire a total of 3.9 million shares of common stock, will be exercisable at a price of $2.15 per share and have a five-year term. Certain of our principal stockholders, including affiliates of certain of our directors, purchased an aggregate of approximately $24.3 million, or approximately 81%, of the Units sold.
     At June 30, 2008, we had $40.7 million in cash, cash equivalents and short-term investments, as compared to $39.4 million at December 31, 2007. Our working capital at June 30, 2008 was $31.8 million, as compared to $29.9 million at December 31, 2007. The increase in cash, cash equivalents and short-term investments resulted from the net proceeds of $28.1 million from the sale of 15.6 million Units, offest by our use of financial resources to fund our clinical trial and manufacturing activities and for other general corporate purposes as well as the $1.0 million realized impairment loss on our auction rate securities recorded in 2008. We invest our cash in money market funds and AAA rated asset-backed student loan auction rate securities. As of June 30, 2008, we classified all of our student loan auction rate securities as short-term available-for-sale securities as we will need additional cash in the near term and may be required to liquidate these auction rate securities in order to continue our operations. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal until a future auction on these auction rate securities is successful or the securities are redeemed by the issuer at par. As a result, we have recorded a realized impairment loss on investments in 2008 of approximately $1.0 million. As of June 30, 2008, all of our short-term available-for-sale securities have stated maturity dates of more than one year, however, their interest rates are reset periodically within time periods not exceeding 92 days.
     As of June 30, 2008, approximately $0.7 million of equipment ($0.4 million net of depreciation) is financed under notes payable and capital lease obligations. We lease our office and laboratory facilities and certain equipment under operating leases. We have also entered into non-cancelable purchase commitments for an aggregate of $1.3 million with third-party manufacturers of materials to be used in the production of Riquent, approximately $0.5 million of which is included in the unaudited condensed consolidated balance sheet as of June 30, 2008. We intend to use our current financial resources to fund our obligations under these purchase commitments. In the future, we may increase our investments in property and equipment if we expand our research and development and manufacturing facilities and capabilities.
     The following table summarizes our contractual obligations at June 30, 2008 (in thousands). Long-term debt and capital lease obligations include interest.

		Payment due by period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt Obligations	$470	$177	$293	$—	$—
Capital Lease Obligations	61	14	42	5	—
Operating Lease Obligations	1,036	846	180	10	—
Purchase Obligations	1,258	1,258	—	—	—

Total	$2,825	$2,295	$515	$15	$—

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
     We anticipate that our existing liquid cash resources, consisting of cash and cash equivalents, and the interest earned thereon, will be sufficient to fund our operations as currently planned through December 31, 2008. This projection is based on the assumption that we do not raise any additional funds, including through the sale of additional securities, obtaining debt financing or establishing a collaborative agreement with a corporate partner, we cannot liquidate our auction rate securities, and that we do not engage in any significant commercialization activities or significant activities in our other research programs.
     We will continue to seek capital through any number of means, including by issuing our equity securities, obtaining debt finacing and by establishing one or more collaborative arrangements. However, there can be no assurance that additional financing will be available to us on acceptable terms, if at all, and our negotiating position in capital-raising efforts may worsen as we continue to use existing resources or if the development of Riquent is delayed or terminated. There is also no assurance that we will be able to enter into further collaborative relationships. In the future, it is possible that we will not have adequate resources to support continuation of our business activities.

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
     All of our investment securities are classified as available-for-sale and are therefore reported on the balance sheet at market value. Our investment securities consist of money market funds and asset-backed student loan auction rate securities. As of June 30, 2008, our short-term investments consisted of $9.0 million (net of a realized impairment loss of $1.0 million) of AAA rated student loan auction rate securities. Our auction rate securities are debt instruments with long-term maturities and interest rates that reset in short intervals through auctions.
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
     As of June 30, 2008, there was insufficient demand at auctions for all four of our AAA rated asset-backed student loan auction rate securities. As a result of this insufficient demand, these four securities are currently not liquid and the interest rates have been reset to the security’s predetermined interest rate. To date, we have recognized a realized impairment loss of $1.0 million on these securities. See Note 3 to our unaudited condensed consolidated financial statements for further information.
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

ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. RISK FACTORS
     No material changes to risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 have occurred, other than those set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Stockholders was held on May 22, 2008. All of the directors nominated for election by our board of directors, as set forth in our proxy statement, were elected as follows:

Director Nominee	Term	Votes in Favor	Votes Withheld
Robert A. Fildes	Three years	36,241,495	606,530
Martin P. Sutter	Three years	36,250,215	597,810
James N. Topper	Three years	36,269,271	578,754
     In addition, Thomas H. Adams, Deirdre Y. Gillespie, Craig R. Smith, Stephen M. Martin, and Frank E. Young continued to serve on our board of directors after the Annual Meeting. All of our proposals, as set forth in our proxy statement, were approved as follows:

				Broker
Proposal Description	Votes in Favor	Votes Against	Abstaining	Non-Votes
Amendment to the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan to increase the number of shares of common stock available under the plan by 1,400,000 shares	26,915,247	463,791	29,410	9,439,578

				Broker
Proposal Description	Votes in Favor	Votes Against	Abstaining	Non-Votes
Amendment to the La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan to increase the number of shares of common stock available under the plan by 150,000	27,042,821	342,792	22,835	9,439,578
Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008	36,677,499	140,565	29,961	—
ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4.1	Rights Agreement, dated as of December 3, 1998, between the Company and American Stock Transfer & Trust Company (3)

4.2	Amendment No. 1 to the Rights Agreement, dated as of July 21, 2000, between the Company and American Stock Transfer & Trust Company (4)

4.3	Amendment No. 2 to the Rights Agreement, dated as of December 14, 2005, between the Company and American Stock Transfer & Trust Company (5)

4.4	Amendment No. 3 to the Rights Agreement, dated as of March 1, 2006, between the Company and American Stock Transfer & Trust Company (1)

4.5	Amendment No. 4, effective May 12, 2008, to Rights Agreement dated December 3, 1998, as amended, by and between La Jolla Pharmaceutical Company and American Stock Transfer & Trust Company, including the Summary of Rights to be distributed to stockholders (6)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Company’s Current Report on Form 8-K filed March 1, 2006 and incorporated by reference herein.

(2)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(3)	Previously filed with the Company’s Registration Statement on Form 8-A (Registration No. 000-24274) filed December 4, 1998 and incorporated by reference herein.

(4)	Previously filed with the Company’s Current Report on Form 8-K filed January 26, 2001 and incorporated by reference herein. The changes effected by the Amendment are also reflected in the Amendment to Application for Registration on Form 8-A/A filed on January 26, 2001.

(5)	Previously filed with the Company’s Current Report on Form 8-K filed December 16, 2005 and incorporated by reference herein.

(6)	Previously filed with the Company’s Current Report on Form 8-K filed May 12, 2008 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
La Jolla Pharmaceutical Company

Date: August 8, 2008	/s/ Deirdre Y. Gillespie
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