Form 10-K/A
period 2008-12-31
LA JOLLA PHARMACEUTICAL CO
filed 2009-04-30
CIK 920465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
(Amendment No. 1)

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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2008 totaled approximately $69,285,000 based on the closing price of $2.18 as reported by the Nasdaq Global Market. As of April 24, 2009, there were 65,722,648 shares of the Company’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     None

Explanatory Note
La Jolla Pharmaceutical Company, Inc. is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as originally filed with the Securities and Exchange Commission on March 31, 2009 (the “Annual Report”), solely for the purpose of amending and supplementing Part III of the Annual Report. This amendment changes our Annual report only by including information required by Part III (Items 10, 11, 12, 13 and 14). In addition, as required by rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits under Item 15 of Part IV hereof.
No other amendments are being made to the Annual Report. Except as otherwise expressly stated below, this Amendment does not reflect events occurring after the date of the Annual Report nor does it modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments identified above and reflected below.
In this Amendment, all references to “we,” “our,” “us” and “the Company” refer to La Jolla Pharmaceutical Company, a Delaware corporation, and our wholly owned subsidiary.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     Our directors and executive officers and their ages as of April 24, 2009 are set forth below.

Name	Age	Position(s)

Craig R. Smith, M.D	63	Director, Chairman of the Board

Deirdre Y. Gillespie, M.D	53	President, Chief Executive Officer and Assistant Secretary

Gail A. Sloan, CPA	46	Vice President of Finance and Secretary

Robert A. Fildes, Ph.D	70	Director

Thomas H. Adams, Ph.D	66	Director

Stephen M. Martin	62	Director

Martin P. Sutter	54	Director

James N. Topper, M.D., Ph.D	47	Director

Frank E. Young, M.D., Ph.D	77	Director
     The biographies of our directors and executive officers appear below.
     Deirdre Y. Gillespie, M.D., President, Chief Executive Officer and Assistant Secretary, joined us in March 2006 as a director, and as President and Chief Executive Officer. She was appointed Assistant Secretary in February 2007. Dr. Gillespie previously served as the President and Chief Executive Officer of Oxxon Therapeutics, Inc., a privately held pharmaceutical company, from 2001 to 2005. Prior to that, she served as Chief Operating Officer of Vical, Inc., from 2000 to 2001, and Executive Vice President & Chief Business Officer, from 1998 to 2000. Dr. Gillespie also held a number of positions at DuPont Merck Pharmaceutical Company, including Vice President of Marketing, from 1991 to 1996. Dr. Gillespie received her M.B.A. from the London Business School and her M.D. and B.Sc. from London University.
     Craig R. Smith, M.D. has been a director since 2004 and Chairman of the Board since 2006. Dr. Smith is currently Executive Vice President, Chief Operating Officer and director of Algenol Biofuels Inc., a privately held industrial biotechnology company, and the President of Williston Consulting, LLC, a consulting firm providing advisory services to pharmaceutical and biotechnology companies. From 1993 to 2004, Dr. Smith served as Chairman, President and Chief Executive Officer of Guilford Pharmaceuticals, Inc., a publicly held pharmaceutical company. From 1988 to 1992, Dr. Smith was Vice President of Clinical Research and from 1992 to 1993, Senior Vice President of Business and Market Development at Centocor, Inc., a publicly held biotechnology company, which is now a wholly-owned subsidiary of Johnson & Johnson. From 1975 to 1988, he served on the faculty of the Department of Medicine at the Johns Hopkins University School of Medicine. Dr. Smith is a member of the Johns Hopkins Alliance for Science and a member of the board of directors of Adams Express Company, a publicly held closed-end equity investment company, Petroleum & Resources Corporation, a publicly held equity investment company specializing in energy and natural resources, and Depomed, Inc., a publicly held specialty pharmaceutical company. Dr. Smith holds an M.D. from the State University of New York at Buffalo and trained in Internal Medicine at the Johns Hopkins Hospital from 1972 to 1975.
     Gail A. Sloan, CPA, Vice President of Finance and Secretary, joined us in 1996 as Assistant Controller, was promoted to Controller in 1997, to Senior Director of Finance in 2002 and to Vice President of Finance in 2004. She was appointed Secretary in 1999. Prior to joining us, from 1993 to 1996, Ms. Sloan served as Assistant Controller at Affymax Research Institute, a publicly held drug-discovery research company and formerly a part of the Glaxo Wellcome Group. From 1985 to 1993, she progressed to the position of Audit Manager with Ernst & Young LLP. Ms. Sloan holds a B.S. in Business Administration from California Polytechnic State University, San Luis Obispo and is a Certified Public Accountant.

     Robert A. Fildes, Ph.D. has been a director since 1991. Since January 1998, Dr. Fildes has served as President of SB2, Inc., a privately held company that licenses antibody technology. From June to December 1998, Dr. Fildes served as Chief Executive Officer of Atlantic Pharmaceuticals, a publicly held company in the field of biotechnology. From 1993 to 1997, Dr. Fildes was the Chairman and Chief Executive Officer of Scotgen Biopharmaceuticals, Inc., a privately held company in the field of human monoclonal antibody technology. From 1990 to 1993, Dr. Fildes was an independent consultant in the biopharmaceutical industry. He was the president and Chief Executive Officer of Cetus Corporation, a publicly held biotechnology company, from 1982 to 1990. From 1980 to 1982, Dr. Fildes was the President of Biogen, Inc., which merged with IDEC Pharmaceuticals Corporation in 2003 to form Biogen Idec, a publicly held biopharmaceutical company, and from 1975 to 1980, he was the Vice President of Operations for the Industrial Division of Bristol-Myers Squibb Company . From April 2002 to April 2003, Dr. Fildes was a director of Polymerat Pty. Ltd. (now Bio-Layer Pty. Ltd.), a privately held company that develops surfaces for carrying out biological reactions. Dr. Fildes is currently a director of Inimex Pharmaceuticals, Inc., a privately held Canadian biotechnology company. Dr. Fildes holds a D.C.C. degree in Microbial Biochemistry and a Ph.D. in Biochemical Genetics from the University of London.
     Thomas H. Adams, Ph.D. has been a director since 1991. Dr. Adams is the Chief Technology Officer of Iris International, Inc., the company that acquired Leucadia Technologies in 2006 and is the founder and Chairman Emeritus of Genta, Inc., a publicly held biotechnology company in the field of antisense technology. From September 1998 to April 2006, Dr. Adams was chairman of the board and Chief Executive Officer of Leucadia Technologies, a privately held company in the field of medical devices. From 1989 to 1997, Dr. Adams served as Chief Executive Officer of Genta, Inc. In 1984, Dr. Adams founded Gen-Probe, Inc., a publicly held company that develops and manufactures diagnostic products, and served as its Chief Executive Officer and Chairman until its acquisition by Chugai Biopharmaceuticals, Inc. in 1989. From 1980 to 1984, Dr. Adams was Senior Vice President of Research and Development at Hybritech, which was later acquired by Eli Lilly and Company in 1986. Dr. Adams has also held management positions at Technicon Instruments and the Hyland Division of Baxter Travenol, served as a director of Biosite Diagnostics, Inc., a publicly held medical research firm, from 1989 to 1998, Life Technologies, Inc. from 1992 to 2001, Invitrogen, Inc. a publicly held company, from 2001 to 2003, and Xenomics, Inc., a publicly held molecular diagnostics firm, from 2004 to 2005. Dr. Adams currently serves as a director of XiFin, Inc., a privately held application service provider focusing on the financial management needs of laboratories, and Iris International, Inc., a publicly held medical device company. Dr. Adams holds a Ph.D. in Biochemistry from the University of California at Riverside.
     Stephen M. Martin has been a director since April 2000. Mr. Martin is currently CEO Partner of Hi Tech Partners, LLC, a privately held consulting firm for executive management of early stage technology businesses. In April 2009, he joined QSpex Technologies, Inc., an early-stage private Opthalmic (Spectacle) Lens manufacturing company as Chief Business Officer. In June 2001, Mr. Martin retired from CIBA Vision Corporation, a Novartis Company engaged in the research, manufacture and sale of contact lenses, lens care products and ophthalmic pharmaceuticals. Mr. Martin founded CIBA Vision in 1980. Mr. Martin was President of CIBA Vision Corporation, USA from 1995 to 1998 and President of Ciba Vision Ophthalmics, USA, the company’s ophthalmic pharmaceutical division, which he founded, from 1990 until 1998. He served as CIBA Vision’s Vice President of Venture Opportunities from 1998 until his retirement in 2001. Mr. Martin currently serves as a director of QSpex Technologies, Inc., a privately held spectacle manufacturing company, OcuCure Therapeutics, Inc., a privately held ophthalmic pharmaceutical development company and NeoVista, Inc., a privately held medical device company. From 2003 to 2005, Mr. Martin served as a director of Alimera Sciences, Inc., a privately held ophthalmic pharmaceutical company. Mr. Martin is the inventor on six issued U.S. patents and a number of European patents. Mr. Martin holds a B.A. degree from Wake Forest University and attended the Woodrow Wilson College of Law.
     Martin P. Sutter has been a director since 2005. Mr. Sutter is one of the two founding managing directors of Essex Woodlands Health Ventures. Educated in chemical engineering and finance, he has more than 25 years of management experience in operations, marketing, finance and venture capital. He began his career in management consulting with Peat Marwick, Mitchell & Co. in 1977 and moved to Mitchell Energy & Development Corp. (“MEDC”), now Devon Energy Corporation, a public company, where he held management positions overseeing various operating units. In 1984, he founded and managed The Woodlands Venture Capital Company, a wholly-owned subsidiary of MEDC, and The Woodlands Venture Partners, an independent venture capital partnership formed in 1988. During his tenure with both organizations, he founded a number of successful healthcare companies originating from various institutions of the Texas Medical Center. In 1994, Mr. Sutter merged his venture practice with Essex Venture Partners to form Essex Woodlands. Essex Woodlands manages seven venture capital limited partnerships with capital in excess of $2 billion. He currently serves on the board of BioForm Medical, Inc., a publicly held company developing soft tissue augmentation products, Abiomed, Inc., a publicly traded cardiovascular device company and ATS Medical, Inc., a publicly traded medical device company. Mr. Sutter holds a B.S. degree from Louisiana State University and an M.B.A. degree from the University of Houston.
     James N. Topper, M.D., Ph.D. has been a director since 2005. Dr. Topper is a general partner with Frazier Healthcare Ventures, having joined the firm in August 2003. Prior to joining Frazier Healthcare, he served as head of the cardiovascular research and development division of Millennium Pharmaceuticals and ran Millennium San Francisco (formerly COR Therapeutics). Prior to the merger of COR and Millennium in 2002, Dr. Topper served as the Vice President of Biology at COR and was responsible for managing all of its research activities beginning in 1999. Prior to joining COR, he served on the faculties of Harvard Medical School in 1997 and subsequently became an Assistant Professor of Medicine (cardiovascular) at Stanford University in July 1998. He continues to hold an appointment as a Clinical Assistant Professor of Medicine at Stanford University and as a Cardiology Consultant to the Palo Alto Veterans Administration Hospital. Dr. Topper currently serves on the board of Amicus Therapeutics, Inc., a publicly held biopharmaceutical company using pharmacological chaperone technology to develop a new class of drugs to treat human genetic diseases, and the following private company boards: Arête Therapeutics, Inc., Anaptys Therapeutics, Calistoga Pharmaceuticals, Intradigm Corporation and Zelos Therapeutics, Inc. Dr. Topper holds M.D. and Ph.D. degrees in Biophysics from Stanford University School of Medicine.
     Frank E. Young, M.D., Ph.D. has been a director since 2005. Dr. Young is a former Commissioner of the United States Food and Drug Administration (“FDA”) and has had over a 40-year career in medicine, academia and government. After numerous academic appointments, Dr. Young served as Chairman of the Department of Microbiology and Professor of Microbiology, of Pathology, and of Radiation Biology and Biophysics at the University of Rochester, New York. Subsequently, he became Dean of the School of Medicine and Dentistry, Director of the Medical Center and Vice President for Health Affairs at the University of Rochester. Dr. Young joined the Department of Health and Human Services as Commissioner of the FDA and Assistant Surgeon General (Rear Admiral, USPHS) in 1984. Under Presidents Ronald Reagan, George H.W. Bush, and William J. Clinton, Dr. Young served as Commissioner of the FDA, Deputy Assistant Secretary and Director of the Office of Emergency Preparedness, Director of the National Disaster Medical System and as a member of the Executive Board of the World Health Organization (presidential appointee). Dr. Young currently serves as the Chief Executive Officer of Cosmos Alliance and is a partner of Essex Woodlands Health Ventures. In addition, Dr. Young currently serves on the board of Golden Pond Healthcare, publicly held special purpose acquisition company and the boards of the following private companies: Agennix, Inc. and Elusys Therapeutics, Inc. Dr. Young attended Union College and holds an M.D. degree from the University of the State of New York, Upstate Medical Center, where he graduated cum laude, and a Ph.D. degree from Case Western Reserve University.
Director Independence
     Our Board has previously determined that each of Doctors Adams, Fildes, Smith, Topper and Young, and Messrs. Martin and Sutter are “independent” within the meaning of Nasdaq Marketplace Rules 4350(c) and 4200(a)(15) as adopted by the Nasdaq Stock Market, Inc. (“Nasdaq”). Dr. Gillespie was not deemed to be “independent” because she is our President and Chief Executive Officer.
Committees of the Board of Directors
     Our Board has three standing committees: an audit committee; a compensation committee; and a corporate governance and nominating committee. As discussed above, all committee members have been previously determined by our Board to be “independent.” The committees operate under written charters that are available for viewing on our website at www.ljpc.com, then “Investor Relations,” then “Corporate Governance.”

     Audit Committee. It is the responsibility of the audit committee to oversee our accounting and financial reporting processes and the audits of our financial statements. In addition, the audit committee assists the Board in its oversight of our compliance with legal and regulatory requirements. The specific duties of the audit committee include: monitoring the integrity of our financial process and systems of internal controls regarding finance, accounting and legal compliance; selecting our independent auditor; monitoring the independence and performance of our independent auditor; and providing an avenue of communication among the independent auditor, our management and our Board. The audit committee has the authority to conduct any investigation appropriate to fulfill its responsibilities, and it has direct access to all of our employees and to the independent auditor. The audit committee also has the ability to retain, at our expense and without further approval of the Board, special legal, accounting or other consultants or experts that it deems necessary in the performance of its duties.
     The audit committee met 13 times during 2008, and otherwise accomplished its business without formal meetings. The members of the audit committee are Mr. Martin and Doctors Fildes and Smith. Mr. Martin currently serves as the chairman of the audit committee. Our Board has previously determined that each of Doctors Fildes and Smith and Mr. Martin is “independent” within the meaning of the enhanced independence standards contained in Nasdaq Marketplace Rule 4350(d) and Rule 10A-3 under the Exchange Act that relate specifically to members of audit committees.
     Our Board has also previously determined that Dr. Smith has sufficient relevant attributes to be deemed the audit committee’s “audit committee financial expert” as defined in Item 407 of Regulation S-K.
     Compensation Committee. It is the responsibility of the compensation committee to assist the Board in discharging the Board of Director’s responsibilities regarding the compensation of our employees and directors. The specific duties of the compensation committee include: making recommendations to the Board regarding the corporate goals and objectives relevant to executive compensation; evaluating our executive officers’ performance in light of such goals and objectives; recommending compensation levels to the Board based upon such evaluations; administering our incentive compensation plans, including our equity-based incentive plans; making recommendations to the Board regarding our overall compensation structure, policies and programs; and reviewing the Company’s compensation disclosures. Additional information regarding the processes and procedures of the compensation committee is provided in Item 11 “Executive Compensation.”
     The compensation committee met five times during 2008, and otherwise accomplished its business without formal meetings. The members of the compensation committee are Doctors Fildes, Adams and Topper, and Mr. Martin. Dr. Fildes currently serves as the chairman of the compensation committee. The “Compensation Committee Report” is included within Item 11 “Executive Compensation.”
     Corporate Governance and Nominating Committee. It is the responsibility of the corporate governance and nominating committee to assist the Board: to identify qualified individuals to become Board members; to determine the composition of the Board and its committees; and to monitor and assess the effectiveness of the Board and its committees. The specific duties of the corporate governance and nominating committee include: identifying, screening and recommending to the Board candidates for election to the Board; reviewing director candidates recommended by our stockholders; assisting in attracting qualified director candidates to serve on the Board; monitoring the independence of current directors and nominees; and monitoring and assessing the relationship between the Board and our management with respect to the Board’s ability to function independently of management.
     The corporate governance and nominating committee met three times during the course of Board meetings in 2008, and otherwise accomplished its business without formal meetings. The members of the corporate governance and nominating committee are Doctors Young and Topper and Mr. Sutter. Dr. Topper replaced Mr. Naini as a member of the corporate governance and nominating committee in May 2008 upon Mr. Naini’s resignation from the Board. Mr. Sutter currently serves as the chairman of the corporate governance and nominating committee.
     Meetings of Non-Management Directors. The non-management members of the Board regularly meet without any members of management present during regularly scheduled executive sessions of meetings of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance
     Under the securities laws of the United States, our directors and officers and persons who own more than 10% of our equity securities are required to report their initial ownership of our equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission and the Nasdaq Global Market. Specific due dates for these reports have been established, and we are required to disclose any late filings during the fiscal year ended December 31, 2008. To our knowledge, based solely upon our review of the copies of such reports required to be furnished to us during the fiscal year ended December 31, 2008, all of these reports were timely filed, except one report filed in February 2009 by Frazier Healthcare V, L.P. reporting the acquisition of common stock and warrants in May 2008 in connection with our May 12, 2008 financing.
Code of Conduct
     We have adopted a code of conduct that describes the ethical and legal responsibilities of all of our employees and, to the extent applicable, members of our Board. This code includes (but is not limited to) the requirements of the Sarbanes-Oxley Act of 2002 pertaining to codes of ethics for chief executives and senior financial and accounting officers. Our Board has reviewed and approved this code. Our employees agree in writing to comply with the code at commencement of employment and periodically thereafter. Our employees are encouraged to report suspected violations of the code through various means, including, when appropriate, through the use of an anonymous toll-free hotline and/or a website. Our code of conduct is available for viewing on our website at www.ljpc.com, then “Investor Relations,” then “Corporate Governance,” then “Code of Conduct.” If we make substantive amendments to the code or grant any waiver, including any implicit waiver, to our principal executive, financial or accounting officer, or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website and/or in a report on Form 8-K in accordance with applicable rules and regulations.
Item 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
     Overview. The following Compensation Discussion and Analysis describes the material elements of compensation for our executives identified in the Summary Compensation Table (“Named Executive Officers”). The compensation committee of the Board (the “Committee”) assists the Board in discharging the Board’s responsibilities regarding compensation of our executives, including the Named Executive Officers. In particular, the Committee makes recommendations to the Board regarding the corporate goals and objectives relevant to executive compensation, evaluates executives’ performance in light of such goals and objectives, and recommends the executives’ compensation levels to the Board based on such evaluations. The Committee’s recommendations relating to compensation matters are subject to approval by the Board.
     Compensation Philosophy and Objectives. We believe that an effective executive compensation program is one that is designed to reward the achievement of specific annual and long-term strategic business goals established by the Company, which align our executives’ interests with those of our stockholders, with the ultimate objective of improving stockholder value. Our executive compensation program is designed to motivate and reward executives for achieving the business goals set by the Company, attract and retain highly qualified individuals with the skills and experience necessary for us to achieve these business goals, and to reward over time those individuals that consistently perform or exceed the performance levels expected of them. Our program is also designed to reinforce a sense of ownership and overall entrepreneurial spirit, to encourage individual excellence, effective collaboration, teamwork and the willingness to take prudent risk, and to link rewards to measurable corporate and individual performance goals.
     Based on the foregoing objectives, executive compensation is based on two primary components — base salary and incentive compensation. In addition, our executives receive benefits that are generally available to all of our employees. Our compensation setting process consists of establishing a targeted overall compensation for each executive and then allocating that compensation between base salary and incentive compensation (annual performance-based cash bonuses and equity incentive awards), based appropriately on publicly available industry and salary survey data for public companies of a similar size, market cap and clinical development stage (the “Comparator Group”). In allocating compensation among these elements, we believe that the compensation of those executives who have the greatest ability to influence the Company’s performance and who are more accountable for the strategic and tactical decisions of the Company should be significantly performance-based, while executives having less influence on the direction, performance and strategic and tactical decisions of the Company should receive a greater portion of their compensation in base salary. As such, the mix of base salary and incentive compensation varies depending upon the individual’s level within the Company, with base salaries ranging from approximately $199,000 to $406,000 and annual performance-based cash bonus awards ranging from 30% to 50% of base salaries for the Named Executive Officers. Equity awards are based on an evaluation of publicly available industry data for similar roles at organizations in the Comparator Group.
Executive Compensation Components
     The principal components of compensation for the Named Executive Officers are:
•	base salary

•	annual performance-based cash bonus awards

•	equity incentive compensation

•	other compensation

•	benefits
     Base Salary. Executive base salaries are based on job responsibilities, accountability, and the experience of the individual. In general, the Committee targets base salaries for executives, including the CEO, at or near the 50th percentile of salaries of executives with similar roles at organizations in the Comparator Group.
     During its review of base salaries for executives, the Committee primarily considers:
•	market data provided by publicly available industry surveys and/or outside consultants to ensure competitive compensation;

•	compensation data for companies of a similar size, market cap and clinical development stage;

•	individual performance of the executive for the prior year; and

•	internal review of the executive’s compensation relative to other executives to ensure internal equity.
     Salary levels are typically considered annually as part of our performance review process as well as upon promotion or other change in job responsibilities. Merit increases are awarded based on an executive’s performance of his or her job responsibilities and the achievement of objectives in the prior year. Merit increases awarded to executives in 2008 for their 2007 performance ranged from 3% to 5%. In addition, base salaries are reviewed annually to assure comparability with similar companies. Market adjustments are reserved for those whose base salaries are substantially below market. In 2008, a market adjustment of 2% was awarded to a Named Executive Officer who was terminated in April 2009.
     Annual Performance-Based Cash Bonus Awards. Annual performance-based cash bonuses are based upon both corporate and individual performance. The target bonus includes various incentive levels based on the executive’s accountability and impact on the Company’s performance. Accordingly, the more control and accountability that an executive has over the Company’s performance, the greater the percentage of that executive’s total compensation is dependent on annual performance-based cash bonus awards. The maximum bonus payouts are as follows: up to 50% of the base salary for the CEO, up to 40% of the base salary for the Executive Vice President and Chief Medical Officer, up to 35% for the Executive Vice President, Chief Business and Chief Financial Officer, and up to 30% of the base salary for the other Named Executive Officers. In determining the annual performance-based cash bonus awards for executives, the executive’s annual base salary is multiplied by his/her target bonus percentage. The resulting amount is then multiplied by the corporate performance percentage, which is dependent on the achievement of corporate performance goals, as well as the executive’s individual performance percentage, which is dependent on the achievement of the executive’s individual goals.

     In 2008, the Committee approved the 2008 Corporate Performance Goals (the “2008 Goals”), which included meeting patient enrollment milestones for our Phase 3 clinical trial of Riquent, other significant operational objectives related to the manufacturing of Riquent and the establishment of collaborative arrangements and the completion of financings. Management performance for 2008 and related payout decisions based on the 2008 Goals were made in early 2009 and before our Phase 3 clinical trial of Riquent was determined to be futile, resulting in our decision to stop any further development of that program. Although a portion of the 2008 compensation reflected below was actually paid in 2009, all such payments related to performance measured against the 2008 Goals.
     Upon completion of the 2008 fiscal year, the Committee assessed, and the Board approved the Committee’s assessment of, the Company’s performance against the achievement of the corporate performance goals and determined the corporate performance factor for the bonus. The Committee then assessed the CEO’s individual accomplishments as well as the individual accomplishments for each executive as recommended by the CEO and approved the individual performance factor for each executive.
     Performance-based bonus payouts made to Named Executive Officers in January 2009 for performance in 2008 are shown in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table.
     Equity Compensation. The executive equity incentive compensation program is designed to promote high performance and achievement of corporate goals by employees on a long-term basis, encourage the growth of stockholder value and allow employees to participate in the long-term success of the Company.
     Under the 2004 Equity Incentive Plan, the Committee may grant stock options, restricted stock, stock appreciation rights and performance awards. In granting these awards, the Committee may establish any conditions or restrictions it deems appropriate. The grant of options is unrelated to any anticipated major announcements made by the Company and is thus not influenced by any material, non-public information that may exist at the time of grant.
     Stock option award levels are based on option grant guidelines approved by the Committee and vary among employees based on their positions within the Company and their individual performance. Annual awards of stock options to executives are made as part of the Committee’s review of executive performance, which typically occurs early in the year. Newly hired or promoted executives receive their award of stock options on their date of hire/promotion or at the next regularly scheduled Committee meeting following their hire or promotion date. Stock option awards to non-executive employees are approved by the CEO based on the option grant guidelines approved by the Committee and are granted on the date of hire, promotion or, in the case of annual performance awards, the date the Committee approves a pool of options to be granted to non-executive employees. The exercise price of stock options is set at the fair market value on the grant date using the closing market price on the date of grant. New hire stock option awards granted in 2008 vest with respect to 25% of the underlying shares on the one-year anniversary from the date of grant and with respect to the remaining 75% of the underlying shares on a monthly pro rata basis over the next three years. Stock option awards granted in 2008 for promotions and as a part of the annual performance review process, vest monthly on a pro rata basis over 4 years. In recognition of his current and future conttributions to the development of Riquent, in May 2008 the Board granted Dr. Michael J.B. Tansey, a Named Executive Officer, options to purchase up to 200,000 shares of common stock that were to vest and become exercisable one business day if and after the Company received written approval of its New Drug Application (“NDA”) for Riquent from the United States Food and Drug Administration provided that such approval is within 18 months of the NDA filing. These stock option awards are included in the Option Awards column in the Summary Compensation Table. Stock option awards with the same vesting provisions as those granted to Dr. Tansey were granted to an executive employee and certain non-executive employees during May and September 2008. The Company has since stopped the development of Riquent and does not expect to file an NDA for this compound. All stock option awards granted in 2008 expire ten years from the date of grant.
     Because a financial gain from stock options is only possible if the price of the Company’s common stock has increased, the Company believes that option grants motivate our executives and other employees to deliver superior performance and focus on behaviors and initiatives that may lead to an increase in the price of the Company’s common stock, which benefits all of the Company’s stockholders.
     The annual stock option awards for executive performance in fiscal 2007 were made on February 21, 2008. These stock option awards are included in the Option Awards column in the Summary Compensation Table. The annual stock option awards for executive performance in fiscal 2008 were made on January 22, 2009.

     Other Compensation. In 2008, Niv E. Caviar was provided a signing bonus of $25,000 in accordance with his employment agreement. This amount is shown in the All Other Compensation column in the Summary Compensation Table.
     Benefits. The Named Executive Officers are eligible to participate in all of the Company’s health, welfare, paid time-off, retirement savings, and employee stock purchase benefit programs on the same terms as are available to other employees. These benefit programs are designed to enable the Company to attract and retain its workforce in a competitive marketplace. Health, welfare and paid time-off benefits ensure that the Company has a productive and focused workforce through reliable and competitive health and other benefits. The retirement savings plan helps employees save and prepare financially for retirement. The Company’s 1995 Employee Stock Purchase Plan (the “1995 Plan”) provides employees with an opportunity to acquire increased equity ownership in the Company over time through periodic purchases of shares.
     The Company’s retirement savings plan (“401(k) Plan”) was terminated in March 2009. Prior to its termination, the Company’s retirement savings plan (“401(k) Plan”) was a tax-qualified retirement savings plan, pursuant to which all employees, including the Named Executive Officers, were able to contribute the lesser of 50% of their annual compensation or the limit prescribed by the Internal Revenue Service to the 401(k) Plan on a before-tax basis. The Company did not match employee contributions or otherwise contribute to the 401(k) Plan.
     The Company’s 1995 Plan allows employees, including the Named Executive Officers, to purchase common stock every three months (in an amount not exceeding 10% of each employee’s base salary, or hourly compensation, and any cash bonus paid, subject to certain limitations) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months.
     The Company’s health and welfare programs were terminated in April 2009.
     The Company has not historically provided special benefits or perquisites to its executives and did not do so in 2008.
     Employment and Separation Agreements. The Company has entered into employment and separation agreements with certain key employees including the Named Executive Officers. These agreements are designed to promote stability and continuity of certain key employees. These agreements provide for severance benefits equal to one and one-half years of base salary in the case of our CEO and from six months to one year of base salary in the case of our executive vice presidents and vice presidents. These agreements may also provide for continued health and other insurance benefits for up to one year, as well as accelerated vesting of any outstanding equity. We believe that these severance benefits are equal to or above the general practice among comparable companies per market data and publicly available industry surveys.
     Information regarding applicable payments under such agreements for the Named Executive Officers is provided below.
     Deirdre Y. Gillespie, M.D. Dr. Gillespie’s employment agreement provides for: (i) an annual base salary of $375,000 (which amount has increased since her commencement of employment with us such that her current annual base salary is $405,600); (ii) a signing bonus of $50,000; (iii) a discretionary annual bonus with a target amount equal to 40% of her annual base salary (this target percentage has been increased to 50% as of December 31, 2008, although the exact amount will be determined each year based on Dr. Gillespie’s and the Company’s performance with respect to performance objectives established by the compensation committee); (iv) a grant of an option to purchase 800,000 shares of common stock of the Company, with the option vesting with respect to 200,000 of the underlying shares on the first anniversary of the date of the agreement and 1/36th of the remaining option to purchase 600,000 shares vesting each month thereafter; and (v) a lump sum severance payment in qualifying circumstances equal to one-and-one-half times her annual base salary. This agreement contains non-competition and non-interference provisions; and all post-employment benefits are in exchange for a release agreement. If Dr. Gillespie is terminated without cause or resigns due to a constructive termination, she is entitled to receive a lump sum severance payment equal to one and a half times her then current annual base salary. Furthermore, Dr. Gillespie will receive up to 12 months of medical insurance coverage for Dr. Gillespie and/or her dependents. If (i) the Company terminates Dr. Gillespie for cause, all options held by her, whether or not vested, will immediately terminate and become unexercisable (ii) Dr. Gillespie voluntarily resigns, all unvested options held by her will immediately terminate and become unexercisable and all vested options will remain exercisable until three months after the date of termination in the case of incentive stock options or six months in the case of non-

qualified stock options, (iii) Dr. Gillespie’s employment ceases as a result of her death or disability, then all unvested options held by her will immediately terminate and become unexercisable and all vested options will remain exercisable until the one year anniversary of the date of cessation of service; (iv) the Company terminates her employment without cause or if she terminates her employment due to a constructive termination, then: (a) one-half of all of her then unvested options will immediately vest and become exercisable; (b) the other one-half of her then unvested options will immediately terminate and become unexercisable; and (c) all vested options (including those which vested pursuant to clause (a) shall expire on the two-year anniversary of the termination date; (v) Dr. Gillespie’s position is reduced such that she no longer serves as CEO of the company on or within 360 days after the consummation of a change in control, then all of her unvested options shall immediately vest and become exercisable; and (vi) notwithstanding the foregoing, in no event shall any option be exercisable after the date of expiration set forth in the Plan.
     Gail A. Sloan Ms. Sloan is entitled to an annual base salary of $198,551 and a discretionary annual bonus in a target amount equal to 30% of her base salary. Ms. Sloan is also eligible to receive periodic equity awards under the Company’s equity compensation plans. Ms. Sloan’s employment agreement entitles her to receive a lump sum severance payment in the event of her involuntary termination without cause or if her employment is terminated in connection with a change in control. The severance amount is equal to one year of pay at her then current base salary and twelve full calendar months of medical and dental coverage for Ms. Sloan and/or her dependents. Her employment will be deemed to be terminated in connection with a change in control if, within 180 days of the date of the change in control: (i) her employment is terminated; (ii) her position is eliminated as a result of a reduction in force made to reduce over-capacity or unnecessary duplication of personnel and she is not offered a replacement position with the Company or its successor as a vice president with compensation and functional duties substantially similar to the compensation and duties in effect immediately before the change in control; or (iii) she resigns because she is required to be employed more than 50 miles from our current headquarters. Also, all employee stock options granted to Ms. Sloan prior to her termination date will automatically vest and become fully exercisable as of her termination date if her termination of employment is without cause or is in connection with a change in control, and will remain exercisable for a period of one year from her termination date or such longer period as provided by the applicable plan or grant pursuant to which the options were granted.
     Niv E. Caviar. Mr. Caviar’s employment was terminated on April 20, 2009 as part of the Company’s restructuring to reduce overhead following the termination of the Riquent development program. At the time of his termination, Mr. Caviar’s annual base salary was $282,150 and his discretionary annual bonus was a target amount equal to 35% of his base salary. Additionally, his employment agreement entitled him to receive severance pay in the event of his involuntary termination without cause, voluntary termination with good reason or in connection with a change in control. Mr. Caviar’s termination was deemed to be a termination without cause. The severance amount is equal to nine months of pay at his then current base salary. In addition, all employee stock options held as of the date of termination immediately vested and became exercisable.
     Michael J.B. Tansey. Dr. Tansey’s employment was terminated on April 20, 2009 as part of the Company’s restructuring to reduce overhead following the termination of the Riquent development program. At the time of his termination, Dr. Tansey’s annual base salary was $334,750 and his discretionary annual bonus was a target amount equal to 40% of his base salary. Additionally, his employment agreement entitled him to receive a lump sum severance payment in the event of his involuntary termination without cause or if his employment is terminated in connection with a change in control. Dr. Tansey’s termination was deemed to be a termination without cause. The severance amount is equal to nine months of pay at his then current base salary. Also, all employee stock options granted to Dr. Tansey prior to his termination date were automatically vested and became fully exercisable as of his termination date. These awards will remain exercisable for a period of one year from his termination date or such longer period as provided by the applicable plan or grant pursuant to which the options were granted.

     Josefina T. Elchico. Ms. Elchico’s employment was terminated on April 20, 2009 as part of the Company’s restructuring to reduce overhead following the termination of the Riquent development program. At the time of her termination, Ms. Elchico’s annual base salary was $222,624 and her discretionary annual bonus was a target amount equal to 30% of her base salary. Additionally, her employment agreement entitled her to receive a lump sum severance payment in the event of her involuntary termination without cause or if her employment is terminated in connection with a change in control. Ms. Elchico’s termination was deemed to be a termination without cause. The severance amount is equal to one year of pay at her then current base salary. Also, all employee stock options granted to Ms. Elchico prior to her termination date were automatically vested and became fully exercisable as of her termination date. These awards will remain exercisable for a period of one year from her termination date or such longer period as provided by the applicable plan or grant pursuant to which the options were granted.
Tax and Accounting Implications
     Deductibility of Executive Compensation. As part of its role, the Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. The Company believes that compensation paid under the management incentive plans is generally fully deductible for federal income tax purposes. However, in certain situations, the Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executives.
Role of Executives in Compensation Decisions
     The Committee establishes the CEO’s compensation level. The Committee reviews the performance and compensation of the CEO and, where it deems appropriate, engages outside human resource consulting firms. The CEO is not present for these discussions related to her compensation. For the remaining executives, the CEO and vice president of human resources make recommendations to the Committee, which the Committee takes into account when determining executive compensation. With respect to equity compensation awarded to non-executive employees, the Committee approves an option pool, generally based upon the recommendation of the CEO and in accordance with the Committee’s approved option grant guidelines, and has delegated individual option granting authority to the CEO.
Compensation Committee Report
     The compensation committee of the Board has reviewed the Compensation Discussion and Analysis (“CD&A”) and discussed the CD&A with management. Based on its review and discussions with management, the compensation committee recommended to our Board that the CD&A be included in this Annual Report on Form 10-K/A. This report is provided by the following independent directors, who comprise the compensation committee:
Robert A. Fildes, Ph.D., Chairman
Thomas H. Adams, Ph.D.
Stephen M. Martin
James N. Topper, M.D., Ph.D.

Summary Compensation Table

							Non-Equity
					Stock	Option	Incentive Plan	All Other
Name and		Salary			Awards	Awards	Compensation	Compensation		Total
Principal Position	Year	($)	Bonus ($)		($) (1)	($) (1)	($) (2)	($)		($)
Current Officers

Deirdre Y. Gillespie, M.D.	2008	$402,600	$—		$—	$1,093,763	$200,772	$—		$1,697,135
President, Chief	2007	387,115	—		—	1,016,876	73,125	—		1,477,116
Executive Officer and Assistant Secretary	2006	292,789	50,000	(3)	—	727,872	131,250	61,770	(4)	1,263,681

Gail A. Sloan	2008	196,906	—		—	307,483	53,609	—		557,998
Vice President of	2007	187,505	—		—	332,201	21,375	—		541,081
Finance and Secretary	2006	177,023	44,256	(5)	—	313,259	37,175	—		571,713

Former Officers*

Niv E. Caviar (6)	2008	280,775	—		—	226,995	111,097	25,000	(9)	643,867
Executive Vice President, Chief Business & Financial Officer	2007	171,346 (7)	—		—	131,504	23,461	35,000	(8)	361,311

Michael Tansey, M.D., Ph.D.	2008	332,875	—		—	387,029	90,383	—		810,287
Executive Vice President	2007	325,000	—		—	248,619	48,750	—		622,369
and Chief Medical Officer	2006	95,733	—		—	62,111	22,484	—		180,328

Josefina T. Elchico	2008	219,823	—		—	214,029	69,125	—		502,977
Vice President of Quality	2007	206,895	—		—	254,617	31,209	—		492,721
Operations	2006	202,000	50,500	(5)	—	202,128	31,815	—		486,443

*	These former officers were terminated on April 20, 2009 as part of the Company’s restructuring activities, as described above.

(1)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2008 and December 31, 2007, in accordance with SFAS 123(R) for awards and thus may include amounts from awards granted in and prior to 2007. Assumptions used in the calculation of these amounts are included in footnote 1 to our consolidated financial statements for the fiscal year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

(2)	These amounts represent the 2008 and 2007 performance-based bonus awards, which were paid in fiscal year 2009 and 2008, respectively.

(3)	This amount represents a signing bonus paid to Dr. Gillespie in accordance with her employment agreement, effective March 15, 2006.

(4)	This amount represents relocation expenses paid to Dr. Gillespie in accordance with her employment agreement, effective March 15, 2006, including reimbursement for moving expenses of $34,416, closing costs on the sale of her former residence of $9,629 and temporary living expenses of $17,725.

(5)	These amounts represent retention bonuses paid in accordance with the Retention Agreements dated as of October 6, 2005.

(6)	Mr. Caviar did not begin employment with us until 2007 and thus earned no compensation from us in 2006.

(7)	On May 10, 2007, Mr. Caviar joined us as our Executive Vice President, Chief Business Officer and Chief Financial Officer. Pursuant to his employment agreement, Mr. Caviar’s initial base salary was $275,000 per year.

(8)	This amount represents a relocation bonus paid to Mr. Caviar in accordance with his employment agreement, effective May 10, 2007.

(9)	This amount represents a signing bonus paid to Mr. Caviar in January 2008 in accordance with his employment agreement.

Grants of Plan-Based Awards Table — 2008

		All Other
		Option
		Awards:
		Number of	Exercise or	Grant Date
		Securities	Base Price	Fair
		Underlying	of Option	Value of Stock
	Grant	Options	Awards	and Option
Name	Date	(#)	($ / Share)	Awards ($)
Current Officers

Deirdre Y. Gillespie	2/21/2008	150,000	$2.42	$297,060

Gail A. Sloan	2/21/2008	25,000	2.42	49,510

Former Officers*

Niv E. Caviar	2/21/2008	50,000	2.42	99,020

Michael J.B. Tansey	2/21/2008	40,000	2.42	79,216
	5/22/2008	200,000	1.82	319,060

Josefina T. Elchico	2/21/2008	25,000	2.42	49,510

*	These former officers were terminated on April 20, 2009.

Outstanding Equity Awards at 2008 Fiscal Year End

	Number of	Number of
	Securities	Securities
	Underlying	Underlying		Option
	Unexercised	Unexercised		Exercise	Option
	Options	Options		Price	Expiration
	(#)	(#)		($)	Date(1)
Name	Exercisable	Unexercisable
Current Officers

Deirdre Y. Gillespie	566,667	233,333	(2)	$5.26	03/15/2016
	68,750	81,250	(3)	3.08	02/05/2017
	31,250	118,750	(3)	2.42	02/21/2018

Gail A. Sloan	3,687	—		2.42	09/28/2009
	359	—		1.72	11/02/2009
	972	—		18.44	01/28/2010
	3,800	—		35.00	11/20/2010
	3,000	—		38.25	07/19/2011
	2,999	—		35.50	12/14/2011
	5,999	—		25.45	07/18/2012
	5,999	—		29.50	11/21/2012
	5,999	—		14.85	05/12/2013
	6,000	—		23.55	09/18/2013
	14,000	—		14.80	05/21/2014
	10,583	—		2.40	04/25/2015
	5,415	—		2.15	05/19/2015
	21,199	—		4.20	10/10/2015
	164,043	20,505	(4)	4.46	04/17/2016
	11,458	13,542	(3)	3.08	02/05/2017
	5,208	19,792	(3)	2.42	02/21/2018

Former Officers*

Niv E. Caviar	71,250	108,750	(5)	5.36	05/10/2017
	10,417	39,583	(3)	2.42	02/21/2018

Michael J.B. Tansey	91,028	21,972	(6)	3.61	07/17/2016
	58,000	29,000	(6)	3.23	12/04/2016
	19,792	30,208	(3)	5.47	05/23/2017
	8,333	31,667	(3)	2.42	02/21/2018
	—	200,000	(7)	1.82	05/22/2018

Josefina T. Elchico	10,000	—		19.00	10/12/2014
	9,261	—		2.40	04/25/2015
	4,739	—		2.15	05/19/2015
	19,999	—		4.20	10/10/2015
	102,898	12,862	(4)	4.46	04/17/2016
	8,708	10,292	(3)	3.08	02/05/2017
	5,208	19,792	(3)	2.42	02/21/2018

*	These former officers were terminated on April 20, 2009.

(1)	All stock options expire ten years from the date of grant.

(2)	The stock options vest and become exercisable with respect to 200,000 of the underlying shares on the one- year anniversary from the date of grant. Thereafter, 1/36th of the remaining shares vest on a monthly basis over the next three years.

(3)	The stock options vest and become exercisable ratably on a monthly basis over four years from the date of grant.

(4)	The stock options vest and become exercisable ratably on a monthly basis over three years from the date of grant.

(5)	The stock options vest and become exercisable with respect to 25% of the underlying shares on the one- year anniversary from the date of grant and with respect to an additional 75% of the underlying shares ratably on a monthly basis over the next three years.

(6)	The stock options vest and become exercisable with respect to 33% of the underlying shares on the one-year anniversary from the date of grant and with respect to an additional 67% of the underlying shares ratably on a monthly basis over the next two years.

(7)	The options were to vest and become exercisable one business day if and after the Company received written approval of its New Drug Application (“NDA”) for Riquent from the United States Food and Drug Administration provided that such approval is within 18 months of the NDA filing. The Company has since stopped the development of Riquent and does not expect to file an NDA for this compound.

Option Exercises and Stock Vested in Fiscal Year 2008
     No named executive officers exercised any options or had any restricted stock vest in fiscal year 2008.
Potential Payments Upon Termination or Change in Control
     The following table sets forth estimates of potential termination and change of control payments that would have been made to the Named Executive Officers upon a hypothetical termination of employment as of December 31, 2008, (i) without cause, (ii) as a constructive termination or resignation by the officer for good reason, and (iii) in connection with a change of control. None of these payments are duplicative and upon a qualifying termination, the Named Executive Officers would be entitled to only one of these amounts. As reflected in the following tables, no expense is reflected for the potential acceleration of stock options, as all outstanding options had exercise prices that were greater than the fair market value of our common stock on December 31, 2008, as reported on the NASDAQ Global Market ($0.58 per share). As discussed above, three of the Named Executive Officers were terminated without cause on April 20, 2009 as part of our restructuring efforts to lower expenses following the termination of our Riquent program.

		Constructive
		Termination (1)
		or Voluntary
		Termination
	Without	with Good	Change in
Name	Cause	Reason (2)	Control
Current Officers

Deirdre Y. Gillespie Severance (3)	$608,400	$608,400	$—
benefits (4)	5,406	5,406	—
stock options	—	—	—

	$613,806	$613,806	$—

Gail A. Sloan severance (7)	$198,551	$—	$198,551
benefits (8)	4,815	—	4,815
stock options	—	—	—

	$203,366	$—	$203,366

Former Officers*

Niv E. Caviar severance (5)	$211,613	$211,613	$211,613
benefits (6)	13,703	13,703	13,703
stock options	—	—	—

	$225,316	$225,316	$225,316

Michael J.B. Tansey severance (5)	$251,063	$—	$251,063
benefits (6)	7,200	—	7,200
stock options	—	—	—

	$258,263	$—	$258,263

Josefina T. Elchico severance (7)	$222,624	$—	$222,624
benefits (8)	12,792	—	12,792
stock options	—	—	—

	$235,416	$—	$235,416

*	As discussed in the CD&A, these former officers were terminated on April 20, 2009.

(1)	Per the Agreement, constructive termination shall mean: (i) a material reduction in the Chief Executive Officer’s (the “CEO”) duties as an officer of us or a reduction in the CEO’s title; (ii) a relocation of the CEO’s office to a location outside of San Diego County, California; (iii) any material breach by us of our obligations under the Agreement; or (iv) any failure by us to obtain the assumption of this Agreement by any successor or assign of us.

(2)	Per the employment agreement, voluntary termination with good reason shall mean: (a) Company’s material breach of his employment agreement; (b) Mr. Caviar’s position or job duties are modified such that his duties are no longer consistent with the position of Chief Business Officer/Chief Financial Officer or Chief Business Officer/Senior Commercial Executive or Senior Commercial Executive; (c) Mr. Caviar’s position is modified such that his duties are no longer consistent with an Executive Vice President level; or (d) Mr. Caviar no longer reports to the CEO.

(3)	Severance is equal to one and a half years of employee’s annual base salary at December 31, 2008.

(4)	Benefits include 12 months of medical coverage for the employee and her dependents.

(5)	Severance is equal to nine months of employee’s annual base salary at December 31, 2008.

(6)	Benefits include nine months of medical and dental coverage for the employee and his/her dependents.

(7)	Severance is equal to one year of employee’s annual base salary at December 31, 2008.

(8)	Benefits include 12 months of medical and dental coverage for the employee and his/her dependents.
Director Compensation Table — 2008

	Fees Earned or
	Paid in Cash	Stock Awards	Option Awards	Total
Name	($)	($)	($) (1)	($)
Thomas H. Adams	$35,750	$—	$82,695	$118,445
Robert A. Fildes	45,250	—	82,695	127,945
Stephen M. Martin	54,750	—	82,695	137,445
Nader J. Naini (2)	6,000	—	26,642	32,642
Craig R. Smith	64,250	—	106,919	171,169
Martin P. Sutter	—	—	39,465	39,465
James N. Topper	10,250	—	39,465	49,715
Frank E. Young	34,500	—	39,465	73,965

(1)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123(R) for awards and thus may include amounts from awards granted in and prior to 2008. Assumptions used in the calculation of these amounts are included in footnote 1 to our audited financial statements for the fiscal year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

(2)	Mr. Naini resigned as a director effective May 22, 2008.
Director Compensation
     Retainers and Fees. Directors who are also our employees receive no extra compensation for their service on the Board. In 2008, non-employee directors received $1,500 per Board meeting attended in person and $750 per Board meeting attended telephonically. Non-employee directors also receive $750 per committee meeting attended in person and $500 per committee meeting attended telephonically. Directors are reimbursed for reasonable costs associated with attendance at meetings of the Board and its committees. Non-employee directors receive an annual retainer of $20,000, which is paid quarterly. The Chairman of the Board, Dr. Smith, receives an additional annual retainer of $25,000, which is paid quarterly. In 2008, the chairman of the audit committee received an annual fee of $10,000. In 2008, the chairman of each of the compensation and the corporate governance and nominating committees received an annual fee of $5,000. All chairman fees are paid quarterly. All other members of the audit, compensation and corporate governance and nominating committees receive an annual retainer of $2,000, which is paid quarterly.

     Option Grants Under the 2004 Plan. Under the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan, each of our non-employee directors automatically receives, upon becoming a non-employee director, a one-time grant of a non-qualified stock option to purchase up to 40,000 shares of our common stock at an exercise price equal to the fair market value of a share of the common stock on the date of grant. These non-employee director options have a term of 10 years and vest with respect to 25% of the underlying shares on the grant date and with respect to an additional 25% of the underlying shares on the date of each of the first three anniversaries of such grant, but only if the director remains a non-employee director for the entire period from the date of grant to such date. In addition, each non-employee director will, upon re-election to our Board or upon continuing as a director after an annual meeting without being re-elected due to the classification of the Board, automatically receive a grant of an additional non-qualified stock option to purchase up to 10,000 shares of our common stock. These additional non-employee director options have a term of 10 years and vest and become exercisable upon the earlier to occur of the first anniversary of the grant date or immediately prior to the annual meeting of stockholders next following the grant date; provided that the director remains a director for the entire period from the grant date to such earlier date. The exercise price for these additional non-employee director options is the fair market value of our common stock on the date of their grant. All outstanding non-employee director options vest in full immediately prior to any change in control. Each non-employee director is also eligible to receive additional options under the 2004 Plan in the discretion of the compensation committee of the Board. These options vest and become exercisable pursuant to the 2004 Plan and the terms of the option grant. The Chairman of the Board receives an annual grant of non-qualified stock options to purchase 20,000 shares of our common stock. These non-employee director options have a term of 10 years and vest and become exercisable upon the first anniversary of the grant date.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan Information
     The following table provides information as of December 31, 2008 with respect to shares of our common stock that may be issued under our equity compensation plans.

Number of
Securities
Remaining Available for
	Number of		Future Issuance Under
	Securities to be	Weighted-	Equity
	Issued upon	Average Exercise	Compensation
	Exercise of	Price of	Plans (Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in
	and Rights	and Rights	Column (a))
Plan Category
Equity Compensation plans approved by security holders	5,626,959 (1)	$6.80	1,259,410 (2)
Equity Compensation plans not approved by security holders	—	—	—

(1)	Outstanding options to purchase shares of our common stock under the La Jolla Pharmaceutical Company 1994 Stock Incentive Plan and the 2004 Plan.

(2)	Includes 1,242,433 shares subject to the 2004 Plan and 16,977 shares subject to the 1995 Plan (each stated as of December 31, 2008).

Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth information regarding the beneficial ownership of our common stock as of April 24, 2009 (unless otherwise indicated), by:
•	each person who is known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers listed in the summary compensation table; and

•	all of our directors and executive officers as a group.

	Amount and Nature of
Name and Address of	Nature of Beneficial		Percent of
Beneficial Owner [1]	Ownership[2]		Class (%)[3]
BioMarin Pharmaceutical, Inc.	10,173,120	(4)	15.5
105 Digital Drive Novato, California 94949
Essex Woodlands Health Ventures Fund VI, L.P. and	6,361,446	(5)(6)	9.1
Essex Woodlands Health Ventures Fund VII, L.P. 10001 Woodloch Forest Drive, Suite 175 The Woodlands, Texas 77380
Thomas H. Adams, Ph.D.	119,758	(7)		*
Robert A. Fildes, Ph.D.	102,346	(8)		*
Deirdre Y. Gillespie, M.D.	803,125	(9)	1.2
Stephen M. Martin	105,440	(10)		*
Craig R. Smith, M.D.	123,400	(11)		*
Martin P. Sutter	6,512,526	(12)	9.3
James N. Topper, M.D., Ph.D.	1,297,844	(13)	1.9
Frank E. Young, M.D., Ph.D.	43,600	(14)		*
Niv E. Caviar	296,523	(15)		*
Josefina T. Elchico	238,759	(16)		*
Gail A. Sloan	309,633	(17)		*
Michael J.B. Tansey, M.D., Ph.D.	552,037	(18)		*

All current directors and executive officers as a group (9 persons)	9,417,672	(19)	12.9

*	Less than 1%.

(1)	Unless otherwise indicated, the address for each beneficial owner is care of La Jolla Pharmaceutical Company, 6455 Nancy Ridge Drive, San Diego, California 92121.

(2)	The table above includes the number of shares underlying options and warrants that are exercisable within 60 days from March 31, 2009. All information with respect to beneficial ownership is based upon filings made by the respective beneficial owners with the Securities and Exchange Commission or information provided to the Company by such beneficial owners. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws.

(3)	On April 24, 2009, there were 65,722,648 shares of common stock outstanding. Shares not outstanding that are subject to options and warrants exercisable by the holder thereof within 60 days of April 24, 2009 are deemed outstanding for the purposes of calculating the number and percentage owned by such stockholder, but not deemed outstanding for the purpose of calculating the percentage owned by each other stockholder listed.

(4)	In connection with the development agreement dated January 4, 2009 between us and BioMarin CF (a wholly-owned subsidiary of BioMarin Pharmaceutical, Inc.), we entered into a securities purchase agreement with BioMarin Pharmaceutical, Inc. dated January 4, 2009 whereby we sold 339,104 shares of Series B-1 Preferred Stock to BioMarin Pharmaceutical, Inc. at a price per share of $22.1171. On March 27, 2009, in connection with the termination of the development agreement, the Series B-1 Preferred Stock converted into the right to receive 10,173,120 shares of common stock. These shares were issued on April 22, 2009.

(5)	Based on filings made by Essex Woodlands Health Ventures Funds, including the Schedule 13D filed on December 23, 2005 and Forms 4 filed on April 12, 2007, May 14, 2008 and February 26, 2009, respectively. Includes warrants to purchase 4,139,014 shares of common stock that are exercisable within 60 days.

(6)	Share numbers reported in the Schedule 13D, as applicable, have been adjusted to reflect the five-for-one reverse stock split effective December 21, 2005.

(7)	Includes 118,358 shares subject to options that are exercisable within 60 days.

(8)	Includes 102,346 shares subject to options that are exercisable within 60 days.

(9)	Includes 803,125 shares subject to options that are exercisable within 60 days.

(10)	Includes 105,400 shares subject to options that are exercisable within 60 days.

(11)	Includes 123,400 shares subject to options that are exercisable within 60 days.

(12)	Includes 113,080 shares owned by Mr. Sutter, 38,000 shares subject to options that are exercisable within 60 days, and 6,361,446 shares beneficially owned by Essex Woodlands Health Ventures Fund VI, L.P. and Essex Woodlands Health Ventures Fund VII, L.P. Mr. Sutter is a Managing Director of these funds. Except for his pecuniary interest therein, Mr. Sutter disclaims all beneficial ownership in the shares owned by Essex Woodlands Health Ventures Fund VI L.P. and Essex Woodlands Health Ventures Fund VII, L.P.

(13)	Includes 38,000 shares subject to options that are exercisable within 60 days and 1,259,844 shares beneficially owned by Frazier Healthcare V L.P., of which Dr. Topper is a General Partner. Except for his pecuniary interest therein, Dr. Topper disclaims all beneficial ownership in the shares owned by Frazier Healthcare V, L.P.

(14)	Includes 38,000 shares subject to options that are exercisable within 60 days.

(15)	Includes 285,000 shares subject to options that are exercisable within 60 days.

(16)	Includes 238,759 shares subject to options that are exercisable within 60 days.

(17)	Includes 300,079 shares subject to options that are exercisable within 60 days.

(18)	Includes 535,000 shares subject to options that are exercisable within 60 days.

(19)	Includes 1,666,708 shares subject to options that are exercisable within 60 days and warrants to purchase 5,398,858 shares of common stock that are exercisable within 60 days.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Compensation Committee Interlocks and Insider Participation
     The members of the compensation committee are Doctors Fildes, Adams and Topper, and Mr. Martin. There are no compensation committee interlocks between us and other entities involving our executive officers and directors who serve as executive officers or directors of such other entities. During the last completed fiscal year, no member of the compensation committee was a current or former officer or employee.
Review and Approval of Related Party-Transactions
     Pursuant to the charter of the audit committee of the Board, the audit committee will review all relationships, transactions and arrangements in which the Company and any director, nominee for director, greater than 5% beneficial holder of Company stock or any immediate family member of any of the foregoing are participants (“Interested Transactions”) to determine whether such persons have a direct or indirect material interest and whether to approve, disapprove or ratify an Interested Transaction. We have written policies and procedures for monitoring and seeking approval in connection with any Interested Transaction. Our finance department assists in monitoring Interested Transactions. In considering whether to approve or ratify an Interested Transaction, the audit committee takes into account, among other factors it deems appropriate, whether the Interested Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar terms and conditions and the extent of the related person’s interest in the Interested Transaction. In addition, our written policy provides that no director shall participate in any discussion or approval of an Interested Transaction for which he or she is a related party, except that the director shall provide all material information concerning the Interested Transaction to the audit committee.

Related-Party Transactions
     No director, executive officer nor any beneficial holder of more than five percent of our outstanding capital stock, nor any immediate family member of the foregoing, had any material interest, direct or indirect, in any reportable transaction with us during the 2008 fiscal year, or since the commencement of the current fiscal year, or any reportable business relationship with us during such time, except that three of the Company’s largest stockholders, Essex Woodlands Health Ventures Funds VI and VII, L.P., Frazier Healthcare V, LP and Alejandro Gonzalez, purchased shares of common stock during the Company’s 2008 underwritten public offering. These three stockholders purchased approximately $19.0 million, $2.0 million and $3.1 million worth of our common stock, respectively, in the 2008 underwritten public offering. These purchases were pre-approved in accordance with the audit committee’s procedures.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The following table presents the aggregate fees agreed to by the Company for the annual and statutory audits for fiscal years ended December 31, 2007 and 2008, and all other fees paid by us during 2007 and 2008 to Ernst & Young LLP:

	2007	2008
Audit Fees	$272,386	$298,861
Audit Related Fees	—	—
Tax Fees	21,800	87,000
All Other Fees	—	45,000

Total	$294,186	$430,861

     Audit Fees. The fees identified under this caption were for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements and internal control over financial reporting and for the review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the auditor in connection with regulatory filings and engagements for the years identified. Audit fees in 2007 and 2008 include an aggregate of $55,493 and $55,864, respectively, in fees paid in connection with our filing of registration statements on Form S-8 and Form S-3.
     Tax Fees. Tax fees consist principally of assistance related to tax compliance and reporting.
     All Other Fees. These fees consist primarily of accounting consultation fees related to potential collaborative agreements.
     Pre-approval Policy. Our audit committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in 2007 and 2008 were pre-approved by the audit committee.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
     (a)(3) Exhibit Index:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LA JOLLA PHARMACEUTICAL COMPANY
April 30, 2009	By:	/s/ Deirdre Y. Gillespie
Deirdre Y. Gillespie, M.D.
President, Chief Executive Officer and Assistant Secretary

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002