Form 10-Q
period 2009-03-31
LA JOLLA PHARMACEUTICAL CO
filed 2009-05-18
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (858) 452-6600
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 4, 2009 was 65,722,648.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS — UNAUDITED
LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$17,563	$9,447
Short-term investments	—	10,000
Prepaids and other current assets	1,561	785

Total current assets	19,124	20,232

Property and equipment, net	302	357
Patent costs and other assets, net	252	250

Total assets	$19,678	$20,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,771	$4,626
Accrued clinical/regulatory expenses	909	3,957
Accrued expenses	331	1,008
Accrued payroll and related expenses	782	1,549
Accrued severance	1,048	—
Credit facility	—	5,933
Current portion of obligations under notes payable	155	152
Current portion of obligations under capital leases	11	11

Total current liabilities	13,007	17,236

Non-current portion of obligations under notes payable	149	179
Non-current portion of obligations under capital leases	32	34

Commitments

Stockholders’ equity:
Common stock	657	555
Additional paid-in capital	425,772	418,522
Accumulated deficit	(419,939)	(415,687)

Total stockholders’ equity	6,490	3,390

Total liabilities and stockholders’ equity	$19,678	$20,839

Note: The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles.
See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008

Revenue from collaboration agreement	$8,125	$—

Expenses:
Research and development	9,893	11,338
General and administrative	2,487	1,906

Total expenses	12,380	13,244

Loss from operations	(4,255)	(13,244)

Interest income	12	360
Interest expense	(9)	(16)
Realized loss on investments, net	—	(737)

Net loss	$(4,252)	$(13,637)

Basic and diluted net loss per share	$(0.08)	$(0.34)

Shares used in computing basic and diluted net loss per share	56,115	39,631

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Operating activities:
Net loss	$(4,252)	$(13,637)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	74	284
Loss on write-off/disposal of patents and property and equipment	—	23
Share-based compensation expense	542	1,117
Realized loss on investments, net	—	737
Amortization of investment premium	—	243
Change in operating assets and liabilities:
Prepaids and other current assets	(776)	48
Accounts payable	5,145	875
Accrued clinical/regulatory expenses	(3,048)	(2,175)
Accrued expenses	(677)	85
Accrued payroll and related expenses	(767)	(498)
Accrued severance	1,048	—

Net cash used for operating activities	(2,711)	(12,898)

Investing activities:
Sales of short-term investments	10,000	24,665
Additions to property and equipment	(18)	(32)
Increase in patent costs and other assets	(3)	(99)

Net cash provided by investing activities	9,979	24,534

Financing activities:
Net proceeds from issuance of common stock	—	71
Net proceeds from issuance of preferred stock	6,810	—
Payments on credit facility	(5,933)	—
Payments on obligations under notes payable	(27)	(42)
Payments on obligations under capital leases	(2)	(3)

Net cash provided by financing activities	848	26

Net increase in cash and cash equivalents	8,116	11,662
Cash and cash equivalents at beginning of period	9,447	4,373

Cash and cash equivalents at end of period	$17,563	$16,035

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2009
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of La Jolla Pharmaceutical Company and its wholly-owned subsidiary (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the restructuring costs — see Note 6 for further details) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2009. For more complete financial information, these unaudited condensed consolidated financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
In February 2009, the Company announced that an Independent Monitoring Board for the Riquent® Phase 3 ASPEN study had completed their review of the first interim efficacy analysis of Riquent and determined that continuing the study was futile. Based on these results, the Company immediately discontinued the Riquent Phase 3 ASPEN study and the development of Riquent. The Company had previously devoted substantially all of its research, development and clinical efforts and financial resources toward the development of Riquent. In connection with the termination of the clinical trials for Riquent, the Company subsequently initiated steps to significantly reduce its operating costs, including the termination of 75 employees which was effected in April 2009 (see Note 6), and ceased all Riquent manufacturing and regulatory activities.
The Company has a history of recurring losses from operations, and as of March 31, 2009, the Company had an accumulated deficit of $419,939,000, available cash and cash equivalents of $17,563,000 and working capital of $6,117,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and this does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
In light of the Company’s decision to discontinue development of the Riquent clinical program, the Company is seeking to maximize the value of its remaining assets. The Company is currently evaluating its strategic alternatives, which include the following:
•	Sell or out-license the Company’s remaining assets, including the Company’s SSAO compounds, although significant value is not expected to be received for them;
•	Pursue other potential strategic transactions, which could include mergers, license agreements or other collaborations, with third parties; or
•	Implement an orderly wind down of the Company if other alternatives are not deemed viable and in the best interests of the Company.

In considering its strategic alternatives, the Company does not expect to realize any value from its Riquent program and has therefore closed its New Drug Application for Riquent with the Food and Drug Administration and has withdrawn its orphan drug designation for Riquent in Europe.
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
Recent Accounting Pronouncement
In December 2007, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF Issue No. 07-1, Accounting for Collaborative Arrangements (EITF No. 07-1). EITF No. 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable U.S. GAAP or, in the absence of other applicable U.S. GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF No. Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). On January 1, 2009, the Company adopted the provisions of EITF No. 07-1, which did not have a material effect on the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2009, given that the Company’s only significant collaboration was entered into during that period.
Revenue Recognition

On January 4, 2009, the Company entered into a development and commercialization agreement (the “Development Agreement”) with BioMarin CF Limited (“BioMarin CF”), a wholly-owned subsidiary of BioMarin Pharmaceutical Inc. (“BioMarin Pharma”). The Development Agreement was terminated on March 27, 2009 following the failure of the ASPEN trial. See Note 4 for further details related to the Development Agreement.
The Development Agreement contained multiple potential revenue elements, including non-refundable upfront fees. The Company applies the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”), No. 104, Revenue Recognition, Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), and EITF No. 07-1. In applying these revenue recognition criteria, the Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.
Net Loss Per Share
Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the periods in accordance with SFAS No. 128, Earnings per Share, and Staff Accounting Bulletin No. 98. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted-average number of common shares outstanding for the period, without consideration for common share equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options, common stock subject to repurchase by the Company, common stock issuable upon the conversion of Preferred stock and warrants are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive.

Because the Company has incurred a net loss for both periods presented in the unaudited condensed consolidated statements of operations, stock options, common stock subject to repurchase, common stock issuable upon the conversion of Preferred stock and warrants are not included in the computation of net loss per share because their effect is anti-dilutive. The shares used to compute basic and diluted net loss per share represent the weighted-average common shares outstanding, reduced by the weighted-average unvested common shares subject to repurchase, if any. There were no unvested common shares subject to repurchase for the three-month periods ended March 31, 2009 and 2008.
Comprehensive Loss
In accordance with SFAS No. 130, Reporting Comprehensive Income (Loss), unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). There were no unrealized gains or losses on available-for-sale securities for the three-month period ended March 31, 2009. The Company’s comprehensive net loss was $13,651,000 for the three months ended March 31, 2008.
Impairment of Long-Lived Assets and Assets to Be Disposed Of
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows.
As a result of the futility determination in the Phase 3 ASPEN trial, the Company discontinued the Riquent Phase 3 ASPEN study and the development of Riquent. Based on these events, the future cash flows from the Company’s Riquent-related patents are no longer expected to exceed their carrying values and the assets became impaired as of December 31, 2008. This rendered substantially all of the Company’s laboratory equipment, as well as a large portion of its furniture and fixtures and computer equipment and software impaired as of December 31, 2008.
The Company recorded a non-cash charge for the impairment of long-lived assets of $2,810,000 for the year ended December 31, 2008 to write down the value of the Company’s long-lived assets to their estimated fair values. No additional impairment was required as of March 31, 2009 for the remaining $554,000 of impacted assets, as no additional impairment indicators exist.
3. Fair Value of Financial Instruments
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
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

As of March 31, 2009, cash and cash equivalents were comprised of cash in checking accounts. The Company held no investments as of March 31, 2009.
As of December 31, 2008, cash and cash equivalents were comprised of short-term, highly liquid investments with maturities of 90 days or less from the date of purchase. Investments were comprised of available-for-sale securities recorded at estimated fair value determined using level 3 inputs. Unrealized gains and losses associated with the Company’s investments, if any, were reported in stockholders’ equity in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.
At December 31, 2008, short-term investments were comprised of $10,000,000 invested in auction rate securities, which were sold to UBS at par value in January 2009 pursuant to an Auction Rate Securities Agreement executed in November 2008.
4. Development and Stock Purchase Agreements
On January 4, 2009, the Company entered into the Development Agreement with BioMarin CF, a wholly-owned subsidiary of BioMarin Pharma, granting BioMarin CF co-exclusive rights to develop and commercialize Riquent (and certain potential follow-on products) (collectively, “Riquent”) in the “Territory,” and the non-exclusive right to manufacture Riquent anywhere in the world. The “Territory” includes all countries of the world except the “Asia-Pacific Territory” (i.e., all countries of East Asia, Southeast Asia, South Asia, Australia, New Zealand, and other countries of Oceania).
Under the terms of the Development Agreement, BioMarin CF paid the Company a non-refundable commencement payment of $7,500,000 and purchased, through BioMarin Pharma, $7,500,000 of a newly designated series of preferred stock (the “Series B-1 Preferred Stock”), pursuant to a related securities purchase agreement described more fully below.
Following the futile results of the first interim efficacy analysis of Riquent received in February 2009, BioMarin CF elected not to exercise its full license rights to the Riquent program under the Development Agreement. Thus, the Development Agreement between the parties terminated on March 27, 2009 in accordance with its terms. All rights to Riquent have been returned to the Company. Accordingly, the $7,500,000 non-refundable commencement payment received in connection with this Development Agreement was recorded as revenue in the quarter ended March 2009.
In connection with the Development Agreement, the Company also entered into a securities purchase agreement, dated as of January 4, 2009 with BioMarin Pharma. In accordance with the terms of the agreement, on January 20, 2009, the Company sold 339,104 shares of Series B-1 Preferred Stock to BioMarin Pharma at a price per share of $22.1171 and received $7,500,000. On March 27, 2009, in connection with the termination of the Development Agreement, the Series B-1 Preferred Stock converted into 10,173,120 shares of Common Stock pursuant to the terms of the securities purchase agreement. The total sales price included a premium over the fair value of the stock issued of $625,000, which was recorded as revenue in the quarter ended March 31, 2009.
5. Stockholders’ Equity
Share-Based Compensation
In June 1994, the Company adopted the La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (the “1994 Plan”), under which, as amended, 1,640,000 shares of common stock were authorized for issuance. The 1994 Plan expired in June 2004 and there were 657,865 options outstanding under the 1994 Plan as of March 31, 2009.

In May 2004, the Company adopted the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (the “2004 Plan”), under which, as amended, 6,400,000 shares of common stock have been authorized for issuance. The 2004 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to employees, directors, consultants and advisors of the Company with up to a 10-year contractual life and various vesting periods as determined by the Company’s Compensation Committee or the Board of Directors, as well as automatic fixed grants to non-employee directors of the Company. As of March 31, 2009, there were a total of 5,244,214 options outstanding under the 2004 Plan and 876,567 shares remained available for future grant.
In August 1995, the Company adopted the La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (the “ESPP”), under which, as amended, 850,000 shares of common stock are reserved for sale to eligible employees, as defined in the ESPP. Employees may purchase common stock under the ESPP every three months (up to but not exceeding 10% of each employee’s base salary or hourly compensation, and any cash bonus paid, subject to certain limitations) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months. As of March 31, 2009, 833,023 shares of common stock have been issued under the ESPP and 16,977 shares of common stock are available for future issuance.
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
Share-based compensation expense recognized under SFAS 123R for the three-month periods ended March 31, 2009 and 2008 was $542,000 and $1,117,000, respectively. As of March 31, 2009, there was $4,914,000 of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a weighted-average period of 1.4 years.
The following table summarizes share-based compensation expense related to employee and director stock options, restricted stock and ESPP purchases under SFAS 123R by expense category (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Research and development	$66	$465
General and administrative	476	652

Share-based compensation expense included in operating expenses	$542	$1,117

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

The Company estimated the fair value of each option grant and ESPP purchase right on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	March 31,
	2009	2008
Options:

Risk-free interest rate	0.6%	3.0%
Dividend yield	0.0%	0.0%
Volatility	295.0%	108.9%
Expected life (years)	1.0	5.6

March 31,
2008
ESPP:

Risk-free interest rate	2.1%
Dividend yield	0.0%
Volatility	90.9%
Expected life (months)	3
There were no purchases under the ESPP for the three months ended March 31, 2009.
The weighted-average fair values of options granted were $1.72 and $1.98 for the three months ended March 31, 2009 and 2008, respectively. For the ESPP, the weighted-average purchase price was $1.67 for the three months ended March 31, 2008.
A summary of the Company’s stock option activity and related data for the three months ended March 31, 2009 follows:

	Outstanding Options
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Balance at December 31, 2008	5,626,960	$6.80
Granted	691,875	$1.73
Exercised	—	$—
Forfeited or expired	(416,756)	$9.47

Balance at March 31, 2009	5,902,079	$6.01

6. Restructuring Costs
In connection with the termination of the clinical trials for Riquent, the Company ceased all manufacturing and regulatory activities related to Riquent and initiated steps to significantly reduce its operating costs, including the termination of 75 employees who received notification in February 2009 and were terminated in April 2009. Pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a charge of approximately $1,048,000 in the quarter ended March 31, 2009, of which $668,000 was included in research and development and $380,000 was included in general and administrative expense. This amount is expected to be paid out by the end of the second quarter of 2009.
7. Commitments and Contingencies
The Company leases two adjacent buildings in San Diego, California covering a total of approximately 54,000 square feet. Both building leases expire in July 2009. Pursuant to one of the leases, the Company is responsible for completing modifications to the leased building prior to lease expiration. Management has accrued a reasonable estimate for the cost of these modifications as of March 31, 2009, however, an additional accrual may be required as further information becomes available related to these building modification costs.
The Company renewed certain of its liability insurance policies in March 2009 covering future periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The forward-looking statements in this report involve significant risks, assumptions and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. The analysis of the data from our Phase 3 ASPEN trial of Riquent showed that the trial did not reach statistical significance with respect to its primary endpoint, delaying time to renal flare or for either secondary endpoint, improvement in proteinuria or time to major SLE flare and we decided to stop the study. Additional risk factors include the uncertainty and timing of initiating a strategic transaction to maximize the value of our remaining assets and continuing as a going concern. Accordingly, you should not rely upon forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements are subject to the risks, uncertainties and other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2008, and in other reports and registration statements that we file with the Securities and Exchange Commission from time to time and as updated in Part II, Item 1.A. “Risk Factors” contained in this Quarterly Report on Form 10-Q. We expressly disclaim any intent to update forward-looking statements.
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
On January 4, 2009, we entered into a development and commercialization agreement (the “Development Agreement”) with BioMarin CF Limited (“BioMarin CF”), a wholly-owned subsidiary of BioMarin Pharmaceutical Inc. (“BioMarin Pharma”). Under the terms of the Development Agreement, BioMarin CF was granted co-exclusive rights to develop and commercialize Riquent in the United States, Europe and all other territories of the world, excluding the Asia Pacific region, and the non-exclusive right to manufacture Riquent anywhere in the world. In connection with the Development Agreement, we also entered into a securities purchase agreement with BioMarin Pharma. In January 2009, BioMarin CF paid us a non-refundable commencement payment of $7.5 million pursuant to the Development Agreement and BioMarin Pharma paid us $7.5 million in exchange for a newly designated series of our preferred stock pursuant to the securities purchase agreement. As described below, the Development Agreement was terminated on March 27, 2009.
In February 2009, we were informed by an Independent Monitoring Board for the Riquent Phase 3 ASPEN study that the monitoring board completed its review of the first interim efficacy analysis of Riquent and determined that continuing the study was futile. We subsequently unblinded the data and found that there was no statistical difference in the primary endpoint, delaying time to renal flare, between the Riquent-treated group and the placebo-treated group, although there was a significant difference in the reduction of antibodies to double-stranded DNA. There were 56 renal flares in 587 patients treated with either 300-mg or 900-mg of Riquent, and 28 renal flares in 283 patients treated with placebo.
Based on these results, we immediately discontinued the Riquent Phase 3 ASPEN study and the further development of Riquent. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of Riquent. In connection with the termination of our clinical trials for Riquent, we subsequently initiated steps to significantly reduce our operating costs, including the termination of 75 employees, which was effected in April 2009. We also ceased the manufacture of Riquent at our facility in San Diego, California, as well as all regulatory activities associated with Riquent. Pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded a charge of approximately $1.1 million in the quarter ended March 31, 2009, of which $0.7 million was included in research and development and $0.4 million was included in general and administrative expense. This amount is expected to be paid out by the end of the second quarter of 2009.

Following the futile results of the first interim efficacy analysis of Riquent, BioMarin CF has elected to not exercise its full license rights to the Riquent program under the Development Agreement. Thus, the Development Agreement between the parties terminated on March 27, 2009 in accordance with its terms. Pursuant to the securities purchase agreement between us and BioMarin Pharma, the Company’s Series B-1 preferred shares purchased by BioMarin Pharma were converted into 10,173,120 shares of common stock. Additionally, all rights to Riquent have been returned to us.
In light of our decision to discontinue development of our Riquent clinical program, we are seeking to maximize the value of our remaining assets. We are currently evaluating our strategic alternatives, which include the following:
•	Sell or out-license our remaining assets, including our SSAO compounds, although we do not expect to receive any significant value for them;
•	Pursue other potential strategic transactions, which could include mergers, license agreements or other collaborations, with third parties; or
•	Implement an orderly wind down of the Company if other alternatives are not deemed viable and in the best interests of the Company.
In considering our strategic alternatives, we do not expect to realize any value from our Riquent program and we have therefore closed our New Drug Application (“NDA”) for Riquent with the Food and Drug Administration (“FDA”) and have withdrawn our orphan drug designation for Riquent in Europe.
Following the negative results of the ASPEN trial, we recorded a significant charge for the impairment of our Riquent assets in 2008, including our Riquent-related patents, and it is unlikely that we will realize any substantive value from these assets in the future. Additionally, there is a substantial risk that we may not successfully implement any of these strategic alternatives, and even if we determine to pursue one or more of these alternatives, we may be unable to do so on acceptable terms. Any such transactions may be highly dilutive to our existing stockholders and may deplete our limited remaining capital resources.
In January 2009, we sold all of our auction rate securities to our broker-dealer, UBS A.G. (“UBS”) at par value of $10.0 million. As of December 31, 2008, we had previously recognized a total impairment charge of $2.3 million as a result of the illiquidity of these securities, which was fully offset by a realized gain of $2.3 million from UBS’s repurchase agreement that provides for a put option on these securities. Following the sale of these investments, we no longer hold any auction-rate securities.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to patent costs, clinical/regulatory expenses and the fair value of our financial instruments. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of our condensed consolidated financial statements (see also Note 1 to our unaudited condensed consolidated financial statements included in Part I).

Revenue recognition
The Development Agreement contained multiple potential revenue elements, including non-refundable upfront fees. We apply the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”), No. 104, Revenue Recognition, Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), and EITF Issue No. 07-1, Accounting for Collaborative Arrangements (EITF No. 07-1). In applying these revenue recognition criteria, we consider a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.
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
For the year ended December 31, 2008, as a result of the futility determination in the ASPEN trial, we recorded a non-cash charge for the impairment of long-lived assets of $2.8 million to write down the value of our long-lived assets to their estimated fair values. No additional impairment losses have been recorded on our long-lived assets for the three months ended March 31, 2009.
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
Share-based compensation
We adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Share-based compensation expense recognized under SFAS 123R was approximately $0.5 million and $1.1 million for the three-month periods ended March 31, 2009 and 2008, respectively. As of March 31, 2009, there was approximately $4.9 million of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We currently expect to recognize the remaining unrecognized compensation cost over a weighted-average period of 1.4 years. Additional share-based compensation expense for any new share-based payment awards granted after March 31, 2009 under all equity compensation plans cannot be predicted at this time because it will depend on, among other matters, the amounts of share-based payment awards granted in the future.

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
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the EITF on EITF No. 07-1. EITF No. 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable U.S. GAAP or, in the absence of other applicable U.S. GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF No. Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). On January 1, 2009, we adopted the provisions of EITF No. 07-1 which did not have a material effect on our unaudited condensed consolidated financial statements for the three months ended March 31, 2009.
Results of Operations
For the three months ended March 31, 2009, revenue increased to $8.1 million as a result of the Development Agreement entered into with BioMarin CF in January 2009. The Development Agreement was terminated in March 2009 following the negative results from our Riquent Phase 3 ASPEN study.
For the three months ended March 31, 2009, research and development expense decreased to $9.9 million from $11.3 million for the same period in 2008 as a result of the discontinuation of the Riquent Phase 3 ASPEN study. This decrease was partially offset by an increase in termination expense, mainly relating to severance, of approximately $0.7 million related to the termination of research and development personnel. During April 2009, 65 research and development personnel were terminated.
For the three months ended March 31, 2009, general and administrative expense increased to $2.5 million from $1.9 million for the same period in 2008. This increase is primarily the result of an increase in termination expense, mainly relating to severance, of approximately $0.4 million related to the termination of general and administrative personnel as well as an increase in consulting and professional services. During April 2009, 10 general and administrative personnel were terminated.
Interest income, net, decreased to $0.03 million for the three months ended March 31, 2009, from $0.3 million for the same period in 2008. The decrease was primarily due to lower average balances of cash, cash equivalents and short-term investments and lower average interest rates as compared to 2008.
Realized loss on investments, net, of $0.7 million for the three months ended March 31, 2008 primarily consisted of the other-than-temporary impairment loss on our auction rate securities recorded in the first quarter of 2008, in connection with the adoption of SFAS 157. These securities were sold to UBS at par value in January 2009.
Liquidity and Capital Resources
From inception through March 31, 2009, we have incurred a cumulative net loss of approximately $419.9 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through March 31, 2009, we have raised approximately $410.8 million in net proceeds from sales of equity securities.

At March 31, 2009, we had $17.6 million in cash and cash equivalents as compared to $19.4 million of cash, cash equivalents and short-term investments at December 31, 2008. Our working capital at March 31, 2009 was $6.1 million, as compared to $3.0 million at December 31, 2008. The decrease in cash, cash equivalents and short-term investments resulted from the use of our financial resources to fund our clinical trial and manufacturing activities and for other general corporate purposes. This decrease was partially offset by the non-refundable commencement payment of $7.5 million received from BioMarin CF under the Development Agreement and the proceeds of $7.5 million from the sale of 339,104 shares of our preferred stock to BioMarin Pharma under the securities purchase agreement in January 2009.
As of March 31, 2009, approximately $3.8 million of equipment ($0.2 million net of depreciation and 2008 impairment charges) secured our notes payable and capital lease obligations. We lease certain equipment under operating leases.
We also lease two adjacent buildings in San Diego, California covering a total of approximately 54,000 square feet. Both building leases expire on July 31, 2009. Pursuant to one of the leases, we are responsible for completing modifications to the leased building prior to lease expiration. Management has accrued a reasonable estimate for the cost of these modifications as of March 31, 2009, however, should the landlord take a more aggressive position on the interpretation of the lease expiration obligations and prevail, the additional costs could be significant.
The following table summarizes our contractual obligations at March 31, 2009 (in thousands). Long-term debt obligations include interest.

		Payment due by period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt Obligations	$341	$180	$161	$—	$—
Capital Lease Obligations	51	15	36	—	—
Operating Lease Obligations	429	278	140	11	—
Purchase Obligations	50	50	—	—	—

Total	$871	$523	$337	$11	$—

We intend to use our financial resources to fund our current obligations and to pursue other strategic alternatives that may become available to us. In the future, it is possible that we will not have adequate resources to support continued operations and we will need to cease operations.
Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:
•	our ability to sell, out-license or otherwise dispose of our assets, including our SSAO compounds, although we do not expect to receive any significant value for them;
•	our ability to consummate a merger with another company; or
•	our ability to negotiate favorable settlement terms with our creditors, as well as any actions that may be taken by our creditors, which could force us to wind down the Company.
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
At March 31, 2009, all of our cash and cash equivalents consisted of cash. At December 31, 2008, all of our investment securities, which consisted of money market funds, U.S. Treasury bills and asset-backed student loan auction rate securities, were classified as available-for-sale and were therefore reported on the balance sheet at market value.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.A. Risk Factors
I. RISK FACTORS RELATING TO LA JOLLA PHARMACEUTICAL COMPANY AND THE INDUSTRY IN WHICH WE OPERATE.
We are updating and restating the risk factors included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 as follows:
In light of our decision to discontinue development of our Riquent clinical program, we are seeking to maximize the value of our remaining assets, address our liabilities and attempt to pursue mergers or similar strategic transactions. We may be unable to satisfy our liabilities and can provide no assurances that we can be successful in pursuing a strategic transaction.
In February 2009, we were informed by an Independent Monitoring Board for the Riquent Phase 3 ASPEN study that the monitoring board completed its review of the first interim efficacy analysis and determined that continuing the study was futile. Based on these results, we immediately discontinued the Riquent Phase 3 ASPEN study and the development of Riquent. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of Riquent and, in light of the failure of the trial, we subsequently incurred a significant impairment charge as we wrote down the value of our Riquent assets to near zero. In connection with the termination of our clinical trials for Riquent, we initiated steps to significantly reduce our operating costs including the termination of 75 employees, which was effected in April 2009. We also ceased the manufacture of Riquent at our facility in San Diego, California, as well as all regulatory activities associated with Riquent and have begun exploring strategic alternatives to maximize stockholder value, including the possible sale or licensing out of our remaining assets, a potential merger with another company or the winding down of operations. In considering our strategic alternatives, we do not expect to realize any value from the Riquent program and have therefore closed our NDA for Riquent with the FDA and have withdrawn our orphan drug designation for Riquent in Europe.
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
We may need to liquidate the Company in a voluntary dissolution under Delaware law or seek protection under the provisions of the U.S. Bankruptcy Code, and, in either event, it is unlikely that stockholders would receive any value for their shares.
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
In light of our decisions to discontinue the development of Riquent, reduce our workforce, evaluate the possible sale of our equipment and other personal property assets, and consider our strategic alternatives with respect to all aspects of our business, management concluded that, under Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of December 31, 2008, the carrying amount of the asset group was not fully recoverable and that a material impairment did exist. Accordingly, we recorded a non-cash charge of $2.8 million for impairment of assets during the fourth quarter of 2008. As we continue to evaluate our business and our assets under SFAS 144, we may need to reflect additional impairment charges in the future, which would negatively impact our financial results and our overall value of the Company.
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
Due to the futility determination of the Riquent clinical trial, our stock has experienced significant price and volume volatility since February 2009. Our stock is currently trading below $0.40 per share and we could continue to experience further declines in our stock price. Our stock is currently trading below the $1.00 minimum bid price required under Nasdaq’s continued listing requirements. Although Nasdaq has suspended the enforcement of rules requiring a minimum $1.00 closing bid price and the rules requiring a minimum market value of publicly held shares, this suspension is currently only in effect through July 19, 2009. We will likely be non-compliant with Nasdaq’s continued listing requirements when this suspension is lifted. If our stock continues to trade below $1.00 when the temporary suspension is lifted, Nasdaq may commence delisting procedures against us.
In addition to the minimum bid price rule, the Nasdaq Global Market has several other continued listing requirements and we currently are not in compliance with the continued listing standard regarding minimum stockholders’ equity. We have presented a plan to regain compliance with the minimum equity requirement, but we cannot be assured that Nasdaq will accept our plan or that we will be able to successfully execute our plan. Either Nasdaq’s refusal to accept our plan or our inability to successfully execute our plan could result in our delisting from The Nasdaq Global Market.

If we were delisted, the market liquidity of our common stock could be adversely affected and the market price of our common stock could decline further. Such a delisting could also adversely affect our ability to effect a strategic transaction, such as a merger with a third party. In addition, our stockholders’ ability to trade or obtain quotations on our shares could be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask price for our common stock.
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
The market price of our common stock has been and is likely to continue to be highly volatile. Market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors, among others, can have a significant effect on the market price of our securities:
•	limited financial resources;

•	announcements regarding mergers or other strategic transactions, as well as rumors and speculation around the potential events;

•	future sales of significant amounts of our common stock by us or our stockholders;

•	actions or decisions by our creditors;

•	actions or decisions by The Nasdaq Stock Market with respect to the listing of our common stock;

•	developments concerning potential and existing agreements with collaborators; and

•	general market conditions and comments by securities analysts.
The realization of any of the risks described in these “Risk Factors” could have a negative effect on the market price of our common stock.
Failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. Section 404 also requires our independent registered public accounting firm to report on our internal control over financial reporting in our annual reports. We evaluated our internal control over financial reporting as of December 31, 2008 in order to comply with Section 404 and concluded that our disclosure controls and procedures were effective as of such date. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we cannot provide any assurances that we will be able to conclude in the future that we have effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain a system of effective internal control over financial reporting, it could have a material adverse effect on our business and stock price.

Anti-takeover devices may prevent changes in our board of directors and management.
We have in place several anti-takeover devices, including a stockholder rights plan, which may have the effect of delaying or preventing changes in our management or deterring third parties from seeking to acquire significant positions in our common stock. For example, one anti-takeover device provides for a board of directors that is separated into three classes, with their terms in office staggered over three-year periods. This has the effect of delaying a change in control of our board of directors without the cooperation of the incumbent board. In addition, our bylaws require stockholders to give us written notice of any proposal or director nomination within a specified period of time prior to the annual stockholder meeting, establish certain qualifications for a person to be elected or appointed to the board of directors during the pendency of certain business combination transactions, and do not allow stockholders to call a special meeting of stockholders.
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
Sales of our common stock in the public market, or the perception that such sales could occur, could result in a drop in the market price of our securities. As of May 4, 2009, 65,722,648 shares of our common stock were issued and outstanding.
We cannot estimate the number of shares of common stock that may actually be resold in the public market because this will depend on the market price for our common stock, the actions of the selling stockholder and other factors. During February 2009, of our three stockholders who owned 10% or more of our outstanding common stock as of December 31, 2008, two of them sold all of their stock ownership positions and one sold a substantial portion of its common stock ownership position to below 5%.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 20, 2009, we sold 339,104 shares of Series B-1 Preferred Stock to BioMarin Pharma pursuant to the securities purchase agreement executed on January 4, 2009. Each share was sold for $22.1171, for an aggregate offering price of $7,500,000. This sale was exempt from registration with the Securities and Exchange Commission pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The Series B-1 Preferred Stock is convertible into common stock on a 30:1 basis and automatically converted into 10,173,120 shares of common stock upon termination of the Development Agreement on March 27, 2009.

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock (3)
4.1	Form of Common Stock Certificate (4)
4.2	Rights Agreement, dated as of December 3, 1998, between the Company and American Stock Transfer & Trust Company (5)
4.3	Amended and Restated Rights Agreement, dated as of December 2, 2008, between the Company and American Stock Transfer & Trust Company (3)
4.4	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of January 20, 2009, between the Company and American Stock Transfer & Trust Company (7)
10.1	Development and Commercialization Agreement, dated as of January 4, 2009, by and between the Company and BioMarin CF Limited*†
10.2	Securities Purchase Agreement, dated as of January 4, 2009, by and between the Company and BioMarin Pharmaceutical Inc.*†
10.3	Amendment No. 1 to Development and Commercialization Agreement, dated as of January 4, 2009, by and between the Company and BioMarin CF Limited*
10.4	Amendment No. 1 to Securities Purchase Agreement, dated as of January 4, 2009, by and between the Company and BioMarin Pharmaceutical Inc.*
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Confidential treatment requested.

(1)	Previously filed with the Company’s Current Report on Form 8-K filed March 1, 2006 and incorporated by reference herein.

(2)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(3)	Previously filed with the Company’s Registration Statement on Form 8-A/A filed December 4, 2008 and incorporated by reference herein.

(4)	Previously filed with the Company’s Registration Statement on Form S-3 (Registration No. 333-131246) filed January 24, 2006 and incorporated by reference herein.

(5)	Previously filed with the Company’s Registration Statement on Form 8-A (Registration No. 000-24274) filed December 4, 1998 and incorporated by reference herein.

(6)	Previously filed with the Company’s Current Report on Form 8-K filed December 4, 2008 and incorporated by reference herein.

(7)	Previously filed with the Company’s Registration Statement on Form 8-A/A (Registration No. 000-24274) filed January 26, 2009 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company
Date: May 15, 2009	/s/ Deirdre Y. Gillespie
Deirdre Y. Gillespie, M.D.
President and Chief Executive Officer (On behalf of the Registrant)

/s/ Gail A. Sloan
Gail A. Sloan
Vice President of Finance and Secretary (As Principal Financial and Accounting Officer)

LA JOLLA PHARMACEUTICAL COMPANY
INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Development and Commercialization Agreement, dated as of January 4, 2009, by and between the Company and BioMarin CF Limited*†
10.2	Securities Purchase Agreement, dated as of January 4, 2009, by and between the Company and BioMarin Pharmaceutical Inc.*†
10.3	Amendment No. 1 to Development and Commercialization Agreement, dated as of January 4, 2009, by and between the Company and BioMarin CF Limited*
10.4	Amendment No. 1 to Securities Purchase Agreement, dated as of January 4, 2009, by and between the Company and BioMarin Pharmaceutical Inc.*
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Confidential treatment requested.