Form 10-Q
period 2009-06-30
LA JOLLA PHARMACEUTICAL CO
filed 2009-08-17
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-24274
LA JOLLA PHARMACEUTICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0361285 (I.R.S. Employer Identification No.)

4365 Executive Drive, Suite 300 San Diego, CA (Address of principal executive offices)	92121 (Zip Code)
Registrant’s telephone number, including area code: (858) 452-6600
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 7, 2009 was 65,722,648.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$8,509	$9,447
Short-term investments	—	10,000
Prepaids and other current assets	1,254	785

Total current assets	9,763	20,232

Property and equipment, net	11	357
Patent costs and other assets, net	—	250

Total assets	$9,774	$20,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,790	$4,626
Accrued clinical/regulatory expenses	321	3,957
Accrued expenses	555	1,008
Accrued payroll and related expenses	128	1,549
Credit facility	—	5,933
Current portion of obligations under notes payable	—	152
Current portion of obligations under capital leases	42	11

Total current liabilities	3,836	17,236

Noncurrent portion of obligations under notes payable	—	179
Noncurrent portion of obligations under capital leases	—	34

Commitments

Stockholders’ equity:
Common stock	657	555
Additional paid-in capital	427,263	418,522
Accumulated deficit	(421,982)	(415,687)

Total stockholders’ equity	5,938	3,390

Total liabilities and stockholders’ equity	$9,774	$20,839

Note: The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles.
See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue from collaboration agreement	$—	$—	$8,125	$—

Expenses:
Research and development	(85)	12,732	9,808	24,070
General and administrative	2,124	2,069	4,611	3,975

Total expenses	2,039	14,801	14,419	28,045

Loss from operations	(2,039)	(14,801)	(6,294)	(28,045)

Interest income	—	130	12	490
Interest expense	(4)	(44)	(13)	(60)
Realized loss on investments, net	—	(220)	—	(957)

Net loss	$(2,043)	$(14,935)	$(6,295)	$(28,572)

Basic and diluted net loss per share	$(0.03)	$(0.31)	$(0.10)	$(0.65)

Shares used in computing basic and diluted net loss per share	65,723	48,252	60,945	43,941

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Operating activities:
Net loss	$(6,295)	$(28,572)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	110	519
(Gain) loss on write-off/disposal of patents and property and equipment	(326)	95
Share-based compensation expense	2,033	2,297
Settlement of accounts payable and accrued liabilities	(1,880)	—
Realized loss on investments, net	—	957
Amortization of premium on investments	—	329
Change in operating assets and liabilities:
Prepaids and other current assets	(469)	(472)
Accounts payable and accrued liabilities	(4,045)	(196)
Accrued payroll and related expenses	(1,421)	122

Net cash used for operating activities	(12,293)	(24,921)

Investing activities:
Sales of short-term investments	10,000	24,665
Net proceeds from sale of patents and property and equipment	836	43
Additions to property and equipment	(18)	(446)
Increase in patent costs and other assets	(6)	(161)

Net cash provided by investing activities	10,812	24,101

Financing activities:
Net proceeds from issuance of common stock	—	28,246
Net proceeds from issuance of preferred stock	6,810	—
Payments on credit facility	(5,933)	—
Payments on obligations under notes payable	(331)	(75)
Payments on obligations under capital leases	(3)	(5)

Net cash provided by financing activities	543	28,166

Net (decrease) increase in cash and cash equivalents	(938)	27,346
Cash and cash equivalents at beginning of period	9,447	4,373

Cash and cash equivalents at end of period	$8,509	$31,719

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2009
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of La Jolla Pharmaceutical Company and its wholly-owned subsidiary (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, including restructuring costs and settlement of liabilities) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2009. For more complete financial information, these unaudited condensed consolidated financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
In February 2009, the Company announced that an Independent Monitoring Board for the Riquent® Phase 3 ASPEN study had completed the review of their first interim efficacy analysis and determined that continuing the study was futile. Based on these results, the Company immediately discontinued the Riquent Phase 3 ASPEN study and the development of Riquent. The Company had previously devoted substantially all of its research, development and clinical efforts and financial resources toward the development of Riquent. In connection with the termination of the clinical trials for Riquent, the Company subsequently initiated steps to significantly reduce its operating costs, including a reduction in force, which was effected in April 2009 (see Note 6), and ceased all Riquent manufacturing and regulatory activities.
In July 2009, the Company announced that, in light of the current alternatives available to the Company, a wind down of the Company’s business would be in the best interests of the Company and its stockholders. Accordingly, the Company continues to work to settle remaining obligations with its creditors and is currently evaluating a dissolution and liquidation plan. It is not certain that the Board will decide to put a plan of liquidation to a stockholder vote or that the stockholders will vote to approve the plan to liquidate the Company. As a result, the Company has presented its financial statements on a going concern basis.
The Company has not changed its basis of accounting as a result of the Company’s announcement that, subject to final Board approval, a plan of dissolution may be forthcoming given that any possible plan of liquidation could not be implemented without future stockholder approval. Should a plan of dissolution and liquidation be approved by the Board of Directors and subsequently approved by the required vote by its stockholders, the Company would then change its basis of accounting from the going concern basis to the liquidation basis.
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and this does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern or should a formal plan of dissolution be approved by the Company’s Board of Directors and its stockholders. Certain assets, such as prepaid insurance (which represents a significant component of prepaids and other current assets), could have significantly lower values, or no value, under the liquidation basis of accounting. While the basis of presentation remains that of a going concern, the Company has a history of recurring losses from operations, and as of June 30, 2009, the Company had an accumulated deficit of $421,982,000, available cash and cash equivalents of $8,509,000 and working capital of $5,927,000. These factors, as well as the aforementioned July 2009 announcement, raise substantial doubt about the Company’s ability to continue as a going concern.

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
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF Issue No. 07-1, Accounting for Collaborative Arrangements (EITF No. 07-1). EITF No. 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable U.S. GAAP or, in the absence of other applicable U.S. GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF No. Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). On January 1, 2009, the Company adopted the provisions of EITF No. 07-1, which did not have a material effect on the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2009, given that the Company’s only significant collaboration was entered into during that period.
Effective April 1, 2009, the Company implemented Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS 165 did not have a material impact on the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2009.
In June 2009, the FASB issued SFAS No. 167, The Hierarchy of Generally Accepted Accounting Principles (SFAS 167). This statement amends the consolidation guidance that applies to variable interest entities and significantly affects the overall consolidation analysis under Interpretation 46(R). The statement is effective for years beginning January 1, 2010. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

Revenue Recognition
On January 4, 2009, the Company entered into a development and commercialization agreement (the “Development Agreement”) with BioMarin CF Limited (“BioMarin CF”), a wholly-owned subsidiary of BioMarin Pharmaceutical Inc. (“BioMarin Pharma”). The Development Agreement was terminated on March 27, 2009 following the failure of the Phase 3 ASPEN trial. See Note 4 for further details related to the Development Agreement.
The Development Agreement contained multiple potential revenue elements, including non-refundable upfront fees. The Company applies the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”), No. 104, Revenue Recognition, EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”), and EITF No. 07-1. In applying these revenue recognition criteria, the Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.
Net Loss Per Share
Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the periods in accordance with SFAS No. 128, Earnings per Share, and SAB No. 98. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted-average number of common shares outstanding for the period, without consideration for common share equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options, common stock subject to repurchase by the Company and warrants are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive.
Because the Company has incurred a net loss for all periods presented in the unaudited condensed consolidated statements of operations, stock options and warrants are not included in the computation of net loss per share because their effect is anti-dilutive. The shares used to compute basic and diluted net loss per share represent the weighted-average common shares outstanding.
Comprehensive Loss
In accordance with SFAS No. 130, Reporting Comprehensive Income (Loss), unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). There were no unrealized gains or losses on available-for-sale securities for the three or six months ended June 30, 2009, and therefore net loss is equal to comprehensive loss for these periods. The Company’s comprehensive net loss was $14,935,000 and $28,586,000 for the three and six months ended June 30, 2008, respectively.
Impairment of Long-Lived Assets and Assets to Be Disposed Of
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows.
As a result of the futility determination in the Phase 3 ASPEN trial, the Company discontinued the Riquent Phase 3 ASPEN study and the development of Riquent. Based on these events, the future cash flows from the Company’s Riquent-related patents are no longer expected to exceed their carrying values and the assets became impaired as of December 31, 2008. This rendered substantially all of the Company’s laboratory equipment, as well as a large portion of its furniture and fixtures and computer equipment and software, impaired as of December 31, 2008.

The Company recorded a non-cash charge for the impairment of long-lived assets of $2,810,000 for the year ended December 31, 2008 to write down the value of the Company’s long-lived assets to their estimated fair values. The Company sold, disposed of, or wrote off the majority of its remaining long-lived assets during the quarter ended June 30, 2009 for a gain of $326,000, and no significant long-lived assets remain as of June 30, 2009.
3. Fair Value of Financial Instruments
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
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
As of June 30, 2009, cash and cash equivalents were comprised of cash in checking accounts. The Company held no investments as of June 30, 2009.
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
In connection with the Development Agreement, the Company also entered into a securities purchase agreement, dated as of January 4, 2009 with BioMarin Pharma. In accordance with the terms of the agreement, on January 20, 2009, the Company sold 339,104 shares of Series B-1 Preferred Stock at a price per share of $22.1171 and received $7,500,000. On March 27, 2009, in connection with the termination of the Development Agreement, the Series B-1 Preferred Stock converted into 10,173,120 shares of Common Stock pursuant to the terms of the securities purchase agreement. The total sales price included a premium over the fair value of the stock issued of $625,000, which was recorded as revenue in the quarter ended March 31, 2009.
5. Stockholders’ Equity
Share-Based Compensation
In June 1994, the Company adopted the La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (the “1994 Plan”), under which, as amended, 1,640,000 shares of common stock were authorized for issuance. The 1994 Plan expired in June 2004 and there were 628,505 options outstanding under the 1994 Plan as of June 30, 2009.
In May 2004, the Company adopted the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (the “2004 Plan”), under which, as amended, 6,400,000 shares of common stock have been authorized for issuance. The 2004 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to employees, directors, consultants and advisors of the Company with up to a 10-year contractual life and various vesting periods as determined by the Company’s Compensation Committee or the Board of Directors, as well as automatic fixed grants to non-employee directors of the Company. As of June 30, 2009, there were a total of 4,043,906 options outstanding under the 2004 Plan and 2,076,875 shares remained available for future grant.
In August 1995, the Company adopted the La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (the “ESPP”), under which, as amended, 850,000 shares of common stock are reserved for sale to eligible employees, as defined in the ESPP. Employees may purchase common stock under the ESPP every three months (up to but not exceeding 10% of each employee’s base salary or hourly compensation, and any cash bonus paid, subject to certain limitations) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months. As of June 30, 2009, 833,023 shares of common stock have been issued under the ESPP and 16,977 shares of common stock are available for future issuance.
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
Share-based compensation expense recognized under Statement of Financial Accounting Standards No. 123R, Share Based Payment, (SFAS 123R) for the three months ended June 30, 2009 and 2008 was $1,491,000 and $1,172,000, respectively, and $2,034,000 and $2,289,000 for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, there was $1,261,000 of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a weighted-average period of 1.2 years.

The following table summarizes share-based compensation expense related to employee and director stock options, restricted stock and ESPP purchases under SFAS 123R by expense category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Research and development	$566	$536	$632	$1,001
General and administrative	925	636	1,402	1,288

Share-based compensation expense included in operating expenses	$1,491	$1,172	$2,034	$2,289

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
The Company estimated the fair value of each option grant and ESPP purchase right on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Options:	2009	2008	2009	2008
Risk-free interest rate	—	3.3%	0.6%	3.1%
Dividend yield	—	0.0%	0.0%	0.0%
Volatility	—	126.2%	295.0%	116.8%
Expected life (years)	—	5.6	1.0	5.6

	Three Months Ended		Six Months Ended
	June 30,		June 30,
ESPP:	2009	2008	2009	2008
Risk-free interest rate	—	1.7%	—	1.9%
Dividend yield	—	0.0%	—	0.0%
Volatility	—	67.5%	—	79.4%
Expected life (months)	—	3.0	—	3.0
There were no purchases under the ESPP for the three or six months ended June 30, 2009.
There were no options granted in the three months ended June 30, 2009. The weighted-average fair values of options granted was $1.60 for the three months ended June 30, 2008. The weighted-average fair values of options granted were $1.72 and $1.80 for the six months ended June 30, 2009 and 2008, respectively. For the ESPP, the weighted-average purchase prices were $1.70 and $1.69 for the three and six months ended June 30, 2008, respectively.

A summary of the Company’s stock option activity and related data for the six months ended June 30, 2009 follows:

	Outstanding Options
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Balance at December 31, 2008	5,626,960	$6.80
Granted	691,875	$1.73
Exercised	—	$—
Forfeited or expired	(1,646,424)	$4.48

Balance at June 30, 2009	4,672,411	$6.86

6. Restructuring Costs
In connection with the termination of the clinical trials for Riquent, the Company ceased all manufacturing and regulatory activities related to Riquent and initiated steps to significantly reduce its operating costs, including a reduction of force, resulting in the termination of 74 employees who received notification in February 2009 and were terminated in April 2009. Pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a charge of approximately $1,048,000 in the quarter ended March 31, 2009, of which $668,000 was included in research and development and $380,000 was included in general and administrative expense. This amount was paid out in May 2009.
7. Commitments and Contingencies
The Company leased two adjacent buildings in San Diego, California covering a total of approximately 54,000 square feet. Both building leases expired in July 2009. Pursuant to one of the leases, the Company was responsible for completing modifications to the leased building prior to lease expiration. In July 2009, approximately $315,000 was paid in accordance with the lease provisions upon lease expiration and exit of the buildings, all of which was accrued at June 30, 2009.
The Company renewed certain of its liability insurance policies in March 2009 covering future periods.
In addition, the Company terminated its operating leases and has accrued a reasonable estimate of the termination-related costs.
8. Settlement of Liabilities
During the three months ended June 30, 2009, the Company negotiated settlements related to accounts payable obligations and accrued liabilities with a majority of their vendors. These negotiations resulted in a reduction of approximately $1,880,000 to accounts payable obligations and accrued liabilities from those amounts originally invoiced and accrued, which were recorded as expense reductions upon the execution of the settlement agreements. As a result of these settlements, during the quarter ended June 30, 2009 there were decreases of $1,788,000 and $92,000 to research and development and general and administrative expenses, respectively.
In April 2009, the Company settled its notes payable obligations at face value.
9. Subsequent Events
No events subsequent to June 30, 2009 that require disclosure have occurred. The Company evaluated subsequent events for disclosure through August 17, 2009, which represents the date the financial statements were issued.

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
Based on these results, we immediately discontinued the Riquent Phase 3 ASPEN study and the further development of Riquent. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of Riquent. In connection with the termination of our clinical trials for Riquent, we subsequently initiated steps to significantly reduce our operating costs, including a reduction in force, which was effected in April 2009. We also ceased the manufacture of Riquent at our former facility in San Diego, California, as well as all regulatory activities associated with Riquent. Pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded a charge of approximately $1.1 million in the quarter ended March 31, 2009, of which $0.7 million was included in research and development and $0.4 million was included in general and administrative expense. This amount was paid in May 2009.
Following the futile results of the first interim efficacy analysis of Riquent, BioMarin CF elected to not exercise its full license rights to the Riquent program under the Development Agreement. Thus, the Development Agreement between the parties terminated on March 27, 2009 in accordance with its terms. Pursuant to the Securities Purchase Agreement between us and BioMarin Pharma, the Company’s Series B-1 preferred shares purchased by BioMarin Pharma were automatically converted into 10,173,120 shares of common stock upon the termination of the Development Agreement. Additionally, all rights to Riquent were returned to us.

In January 2009, we sold all of our auction rate securities to our broker-dealer, UBS A.G. (“UBS”) at par value of $10.0 million. As of December 31, 2008, we had previously recognized a total impairment charge of $2.3 million as a result of the illiquidity of these securities, which was fully offset by a realized gain of $2.3 million from UBS’s repurchase agreement that provided for a put option on these securities. Following the sale of these investments, we no longer hold any auction-rate securities.
In July 2009, we announced that, in light of the current alternatives available to us, a wind down of our business would be in the best interests of our stockholders. Accordingly, we continue to work to settle remaining obligations with our creditors and we are currently evaluating a dissolution and liquidation plan. Should we approve a plan of dissolution and liquidation and should this plan be approved by the Company’s stockholders, the Company would then change its basis of accounting from the going concern basis to the liquidation basis.
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
Revenue Recognition
The Development Agreement contained multiple potential revenue elements, including non-refundable upfront fees. We apply the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”), No. 104, Revenue Recognition, Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”), and EITF Issue No. 07-1, Accounting for Collaborative Arrangements (EITF No. 07-1). In applying these revenue recognition criteria, we consider a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.
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

For the year ended December 31, 2008, as a result of the futility determination in the ASPEN trial, we recorded a non-cash charge for the impairment of long-lived assets of $2.8 million to write down the value of our long-lived assets to their estimated fair values. We disposed of or wrote off the majority of our remaining long-lived assets during the quarter ended June 30, 2009 for a gain of $0.3 million, and no significant long-lived assets remain as of June 30, 2009.
Accrued clinical/regulatory expenses
We review and accrue clinical trial and regulatory-related expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, sites activated and other events. We follow this method because reasonably dependable estimates of the costs applicable to various stages of a clinical trial can be made. Accrued clinical/regulatory costs are subject to revisions as actual costs are obtained. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to research and development costs.
Share-Based Compensation
We adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Share-based compensation expense recognized under SFAS 123R was approximately $2.0 million and $2.3 million for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, there was approximately $1.3 million of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We currently expect to recognize the remaining unrecognized compensation cost over a weighted-average period of 1.2 years.
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
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the EITF on EITF No. 07-1. EITF No. 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable U.S. GAAP or, in the absence of other applicable U.S. GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). On January 1, 2009, we adopted the provisions of EITF No. 07-1 which did not have a material effect on our unaudited condensed consolidated financial statements for the three or six months ended June 30, 2009.
Results of Operations
For the six months ended June 30, 2009, revenue increased to $8.1 million as a result of the Development Agreement entered into with BioMarin CF in January 2009. The Development Agreement was terminated in March 2009 following the negative results from our Riquent Phase 3 ASPEN study. There were no revenues for the three months ended June 30, 2009 and 2008.

During the three months ended June 30, 2009, we negotiated settlements related to accounts payable obligations and accrued liabilities with a majority of our vendors to preserve our remaining cash and other assets. These negotiations resulted in a reduction of approximately $1.9 million to accounts payable obligations and accrued liabilities from amounts originally invoiced and accrued, which were recorded upon the execution of the settlement agreements. As a result of these settlements, during the quarter ended June 30, 2009, there were decreases of $1.8 million and $0.1 million to research and development and general and administrative expenses, respectively.
For the three and six months ended June 30, 2009, research and development expenses decreased to ($0.1) million and $9.8 million, respectively, from $12.7 million and $24.1 million, respectively, for the same periods in 2008 as a result of the discontinuation of the Riquent Phase 3 ASPEN study and the accounts payable and accrued liabilities settlements noted above. For the six months ended June 30, 2009, this decrease was partially offset by an increase in termination expense, mainly relating to severance, of approximately $0.7 million that was recorded as of March 31, 2009. During April 2009, 64 research and development personnel were terminated. We expect minimal research and development expenditures going forward as we wind down our operations.
General and administrative expense remained constant at $2.1 million for the three months ended June 30, 2009 and 2008. For the six months ended June 30, 2009, general and administrative expense increased to $4.6 million from $4.0 million for the same period in 2008. This increase is primarily the result of an increase in stock-based compensation expense of approximately $0.4 million, primarily associated with the acceleration of stock options, as well as an increase in insurance premiums and legal and consulting services. During April 2009, 10 general and administrative personnel were terminated. We expect decreased general and administrative expenditures going forward as we wind down our operations.
Interest income, net, decreased to $0 and less than $0.1M for the three and six months ended June 30, 2009, respectively, from $0.1 million and $0.4 million for the same periods in 2008, respectively. These decreases are due to moving all short-term investments to non-interest bearing cash accounts during the quarter ended March 31, 2009.
Realized loss on investments, net, of $0.2 million and $1.0 million for the three and six months ended June 30, 2008 primarily consisted of the other-than-temporary impairment loss on our auction rate securities recorded in the first and second quarters of 2008, in connection with the adoption of Statement of Financial Accounting Standards No.  157, Fair Value Measurements. These securities were sold to UBS at par value in January 2009 with no realized loss on investments.
Liquidity and Capital Resources
From inception through June 30, 2009, we have incurred a cumulative net loss of approximately $422.0 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through June 30, 2009, we have raised approximately $410.8 million in net proceeds from sales of equity securities.
At June 30, 2009, we had $8.5 million in cash and cash equivalents as compared to $19.4 million of cash, cash equivalents and short-term investments at December 31, 2008. Our working capital at June 30, 2009 was $5.9 million, as compared to $3.0 million at December 31, 2008. The decrease in cash, cash equivalents and short-term investments resulted from the use of our financial resources to fund our clinical trial and manufacturing activities until their termination in 2009 and for other general corporate purposes. This decrease was partially offset by the non-refundable commencement payment of $7.5 million received from BioMarin CF under the Development Agreement and the proceeds of $7.5 million from the sale of 339,104 shares of our preferred stock to BioMarin Pharma under the Securities Purchase Agreement in January 2009.

At June 30, 2009, all of our contractual obligations have been either paid in full or settlement amounts have been accrued as of June 30, 2009. We expect to pay all remaining outstanding obligations by September 30, 2009.
On July 31, 2009, our two building leases expired. Pursuant to the lease for one of these buildings, we were responsible for completing modifications to the leased building prior to lease expiration. In July 2009, approximately $315,000 was paid in accordance with the lease provisions, all of which was accrued at June 30, 2009. We exited the buildings upon the expiration of the leases in July 2009.
As discussed above, we expect to present a plan of dissolution and liquidation to our stockholders in late 2009 and, following the implementation of the plan, expect that there will be no significant assets remaining available for distribution to our stockholders.
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
At June 30, 2009, all of our cash and cash equivalents consisted of cash. At December 31, 2008, all of our investment securities, which consisted of money market funds, U.S. Treasury bills and asset-backed student loan auction rate securities, were classified as available-for-sale and were therefore reported on the balance sheet at market value.

ITEM 4.	CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.A.	Risk Factors
I. RISK FACTORS RELATING TO LA JOLLA PHARMACEUTICAL COMPANY AND THE INDUSTRY IN WHICH WE OPERATE.
No material changes to risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 have occurred, other than those set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and as set forth below:
We may need to liquidate the Company in a voluntary dissolution under Delaware law or seek protection under the provisions of the U.S. Bankruptcy Code, and, in either event, it is unlikely that stockholders would receive any significant value for their shares.
During July 2009, we announced that we have begun evaluating a dissolution and liquidation plan in a voluntary dissolution under Delaware law. In that event, we, or a trustee appointed by the court, will be required to liquidate our assets. In either of these events, we might realize significantly less from our assets than the values at which they are carried on our financial statements. Some assets, such as prepaid insurance, will likely yield no cash benefit upon liquidation. The funds resulting from the liquidation of our assets would be used first to satisfy obligations to creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we are required to liquidate under Delaware law or the federal bankruptcy laws, it is highly unlikely that stockholders would receive any significant value for their shares.
II. RISK FACTORS RELATED SPECIFICALLY TO OUR STOCK.
The price of our common stock has been volatile and has declined significantly and we may face delisting from Nasdaq.
Due to the futility determination of the Riquent clinical trial, our stock has experienced significant price and volume volatility since February 2009. As of August 14, 2009, the price of our common stock was $0.20 per share and we could continue to experience further declines in our stock price. Our stock is currently trading below the $1.00 minimum bid price required under Nasdaq’s continued listing requirements. Although Nasdaq had suspended the enforcement of rules requiring a minimum $1.00 closing bid price and the rules requiring a minimum market value of publicly held shares, this suspension was only in effect through July 31, 2009. As such, we are currently non-compliant with Nasdaq’s continued listing requirements and Nasdaq may commence delisting procedures against us.
In July 2009, we announced that we had moved from the Nasdaq Global Market to the Nasdaq Capital Market. In addition to the minimum bid price rule, the Nasdaq Capital Market has several other continued listing requirements with which we must comply.
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
The market price of our common stock has been and is likely to continue to be highly volatile. Market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors, among others, can have a significant effect on the market price of our securities:
•	limited financial resources;

•	rumors and speculation around the potential events;

•	future sales of significant amounts of our common stock by us or our stockholders;

•	actions or decisions by our creditors;

•	actions or decisions by The Nasdaq Stock Market with respect to the listing of our common stock; and

•	general market conditions and comments by securities analysts.
The realization of any of the risks described in these “Risk Factors” could have a negative effect on the market price of our common stock.

ITEM 6.	EXHIBITS

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation (1)

3.2		Amended and Restated Bylaws (2)

3.3		Certificate of Designations of Series A Junior Participating Preferred Stock (3)

4.1		Form of Common Stock Certificate (4)

4.2		Amended and Restated Rights Agreement, dated as of December 2, 2008, between the Company and American Stock Transfer & Trust Company (3)

4.3		Amendment No. 1 to Amended and Restated Rights Agreement, dated as of January 20, 2009, between the Company and American Stock Transfer & Trust Company (5)

31.1	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Previously filed with the Company’s Current Report on Form 8-K filed March 1, 2006 and incorporated by reference herein.

(2)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(3)	Previously filed with the Company’s Registration Statement on Form 8-A/A filed December 4, 2008 and incorporated by reference herein.

(4)	Previously filed with the Company’s Registration Statement on Form S-3 (Registration No. 333-131246) filed January 24, 2006 and incorporated by reference herein.

(5)	Previously filed with the Company’s Current Report on Form 8-K filed January 26, 2009 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company
Date: August 17, 2009	/s/ Deirdre Y. Gillespie
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