Form 10-K
period 2009-12-31
LA JOLLA PHARMACEUTICAL CO
filed 2010-04-15
CIK 920465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-24274
LA JOLLA PHARMACEUTICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware	33-0361285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4365 Executive Drive, Suite 300, San Diego, CA 92121
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2009 totaled approximately $12,042,000 based on the closing price of $0.19 as reported by the Nasdaq Global Market. As of April 6, 2010, there were 65,722,648 shares of the Company’s common stock ($0.01 par value) outstanding.
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

PART I
In this report, all references to “we,” “our,” “us” and “the Company” refer to La Jolla Pharmaceutical Company, a Delaware corporation, and our wholly owned subsidiaries La Jolla Limited (dissolved during October 2009) and Jewel Merger Sub, Inc.

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
On January 4, 2009, we entered into a development and commercialization agreement (the “Development Agreement”) with BioMarin CF Limited (“BioMarin CF”), a wholly-owned subsidiary of BioMarin Pharmaceutical Inc. (“BioMarin Pharma”). Under the terms of the Development Agreement, BioMarin CF was granted co-exclusive rights to develop and commercialize Riquent in the United States, Europe and all other territories of the world, excluding the Asia Pacific region, and the non-exclusive right to manufacture Riquent anywhere in the world. In January 2009, BioMarin CF paid us a non-refundable commencement payment of $7.5 million and BioMarin Pharma purchased $7.5 million of a newly designated series of our preferred stock. As described below, this agreement was terminated on March 27, 2009. See Note 4 to our audited consolidated financial statements included in Part IV.
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
Based on these results, we immediately discontinued the Riquent Phase 3 ASPEN study and the further development of Riquent. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of Riquent. In connection with the termination of our clinical trials for Riquent, we subsequently took steps to significantly reduce our operating costs, including a substantial reduction in personnel, which was completed in April 2009. We also ceased the manufacture of Riquent at our former facility in San Diego, California as well as all regulatory activities associated with Riquent. See Note 6 to our consolidated financial statements included in Part IV.
Following the futile results of the first interim efficacy analysis of Riquent, BioMarin CF elected to not exercise its full license rights to the Riquent program under the Development Agreement. Thus, the Development Agreement between the parties terminated on March 27, 2009 in accordance with its terms. Pursuant to the Securities Purchase Agreement between us and BioMarin Pharma, all of the Company’s preferred shares purchased by BioMarin Pharma were converted into common shares. Additionally, all rights to Riquent were returned to us. See Note 4 to our consolidated financial statements included in Part IV.
In July 2009, we announced that, in light of the alternatives available to us at that time, a wind down of our business would be in the best interest of our stockholders. Although our Board of Directors approved a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”) in September 2009, it was subject to approval by holders of at least a majority in voting power of our outstanding shares. We called a special meeting of stockholders to vote on the Plan of Dissolution; however, the majority of our stockholders failed to return their proxy cards or otherwise indicate their votes with respect to this proposal. As a result, in November 2009, we cancelled the special meeting of stockholders and began to evaluate other strategic opportunities.

In December 2009, we signed a definitive merger agreement with Adamis Pharmaceuticals Corporation (“Adamis”) and our direct wholly-owned subsidiary, Jewel Merger Sub, Inc. (“Merger Sub”) wherein Merger Sub would merge with and into Adamis and Adamis would survive the merger as a wholly-owned subsidiary of La Jolla. The merger required certain proposals to be approved by our stockholders including the issuance of our common stock to Adamis stockholders and effecting a significant reverse split of our common stock. We called a special meeting of stockholders to vote on the merger-related proposals. In early March 2010, the Company and Adamis agreed to terminate the Merger Agreement as a result of too few of our stockholders voting on the proposals related to the Merger such that we did not have the requisite quorum to hold the stockholders’ meeting.
In light of our apparent inability to complete a strategic transaction that requires stockholder approval, we are currently evaluating what options are available to us to maximize the value of our assets, which may include the following:
•	Sell or out-license our Riquent program, although we may not receive any significant value upon any such sale or license;
•	Pursue potential other strategic transactions for new technologies, which could include mergers, license agreements or other collaborations, with third parties where we acquire new compounds for development and seek additional capital; or
•	Implement a wind down of the Company if other alternatives are not deemed viable and in the best interests of the Company.
Following the negative results of the ASPEN trial, we recorded a significant charge for the impairment of our Riquent assets, including our Riquent-related patents, and we may not realize any significant value from these assets in the future. Additionally, there is a substantial risk that we may not successfully implement any of these strategic alternatives, and even if we determine to pursue one or more of these alternatives, we may be unable to do so on acceptable terms. Any such transactions may be highly dilutive to our existing stockholders and may deplete our limited remaining capital resources.
Patents and Proprietary Technologies
All of our issued and pending patents were written off or sold during the year ended December 31, 2009. In order to conserve cash, we have stopped paying patent maintenance and prosecution costs on our Riquent related patents, and will need to either reinstate these patents by paying back fees or let them lapse. At the present time, we are considering whether there continues to be potential value in the Riquent patent estate. To the extent that there is believed to be value with these assets, we would need to pay approximately $0.1 million in fees to reinstate these patents and patent applications.
Competition
The biotechnology and pharmaceutical industries are extremely competitive. Many companies have substantially greater financial and other resources than we do. In addition, they may have substantially more experience in effecting strategic combinations, in-licensing technology, developing drugs, obtaining regulatory approvals, and manufacturing and marketing products. We cannot give any assurances that we can effectively compete with these other pharmaceutical and biotechnology companies.
Government Regulation
Governmental authorities in the U.S. and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing of products produced by the biotechnology and pharmaceutical industry. In the United States the Food and Drug Administration (the “FDA”) regulates drugs under the Federal Food, Drug, and Cosmetic Act and its implementing regulations. Outside the U.S., the requirements governing conduct of clinical trials and marketing authorization vary widely from country to country, but involve a similar degree of oversight and rigor as in the U.S.

Employees
As of March 5, 2010, we employed three regular full-time employees (including one person who has an M.D.). Other personnel resources are used from time to time as consultants on an as-needed basis. In connection with the termination of the clinical trials for Riquent, we ceased all manufacturing and regulatory activities related to Riquent and took steps to significantly reduce our operating costs, including a reduction of force that resulted in the termination of the majority of our employees, primarily in April 2009. See Note 6 to our consolidated financial statements included in Part IV. None of our employees are covered by collective bargaining agreements and management considers relations with our employees to be good.
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
I. RISK FACTORS RELATING TO LA JOLLA PHARMACEUTICAL COMPANY AND THE INDUSTRY IN WHICH WE OPERATE.
We have only limited assets, no ongoing clinical trials and no products, and will need to raise additional capital if we are to continue as a going concern.
As of December 31, 2009, we had approximately $4.2 million in working capital, no ongoing clinical trials and no products. Although we retain the rights to the Riquent patent estate, the value of the estate is uncertain and has been written down under United States generally accepted accounting principles (“GAAP”) to nearly zero. As a result, we have only limited assets available to operate and develop our business. If we determine that Riquent has no remaining value, then we would either need to acquire rights to another drug candidate for development or choose to liquidate the Company. If we determine that Riquent does have potential value such that it merits further development efforts, we would need to find a development partner and/or raise significant amounts of additional capital to attempt to develop the compound ourselves. Given the limited working capital that we have available, we will need to raise significant amounts of additional capital if we elect to not liquidate the Company, Raising this capital may not be possible or, if possible, may be on terms that are highly unfavorable. For example, because our stock price is so depressed, raising a significant amount of capital would result in the issuance of a very large number of shares. This would greatly dilute the ownership of our existing stockholders and would likely provide the new investor with a controlling interest in the Company. Additionally, we may find it necessary to agree to unfavorable investment terms, with terms such as preemptive rights, anti-dilution adjustments, special approval rights, and other terms that could provide new investors with a greater degree of control over the Company. The existence of these terms could negatively affect the value of our common stock and could diminish the rights of our existing stockholders. We may not continue in business and may liquidate the Company.
Although we are attempting to pursue potential strategic transactions, there is no assurance that we will be successful.
Following the failure of Riquent in February 2009 we have been exploring strategic alternatives to maximize stockholder value, as described above. There is a substantial risk that we may not successfully implement any of these strategic alternatives, particularly in light of our recent inability to obtain stockholder approval of various transactions, and even if we determine to pursue one or more of these alternatives, we may be unable to do so on acceptable financial terms. Any such transactions may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect our business and financial results. Additionally, pursuing these transactions would deplete some portion of our limited capital resources and may not result in a transaction that is ultimately consummated.

Stockholders should recognize that in our efforts to address our liabilities and fund the future development of our Company, we may pursue strategic alternatives that result in the stockholders of the Company having little or no continuing interest in the assets or equity of the Company. We will continue to evaluate our alternatives in light of our cash position, including the possibility that we may ultimately seek to liquidate the Company.
If we choose to liquidate the Company, it is unlikely that stockholders would receive any significant value for their shares.
We have not generated any revenues from product sales, and have incurred losses in each year since our inception in 1989. We expect that it will be very difficult to raise capital to continue our operations and our independent registered public accounting firm has issued an opinion with an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern. We do not believe that we could succeed in raising additional capital needed to sustain our operations without some strategic transaction, such as a merger or other third-party collaboration. If we are unable to consummate such a transaction, we expect that we would need to cease all operations and wind down. Although we are currently evaluating our strategic alternatives with respect to all aspects of our business, we cannot assure you that any actions that we take would raise or generate sufficient capital to fully address the uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. If we are unable to consummate a strategic transaction, we would likely need to liquidate the Company. The funds resulting from the liquidation of our assets, net of amounts payable, would likely return only a small amount, if anything, to our stockholders. See “Liquidity and Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
II. RISK FACTORS RELATED SPECIFICALLY TO OUR STOCK.
The recent delisting of our common stock could have a substantial effect on the price and liquidity of our common stock.
On March 4, 2010, our common stock was delisted from the Nasdaq Capital Market and we began trading on The Pink OTC Markets, Inc. (“The Pink Sheets”). As a result of trading on The Pink Sheets, the market liquidity of our common stock may be adversely affected and the market price of our common stock may decrease. Trading on The Pink Sheets may also adversely affect our ability to effect a strategic transaction, such as a merger with a third party. In addition, our stockholders’ ability to trade or obtain quotations on our shares may be severely limited because of lower trading volumes and transaction delays. These factors may contribute to lower prices and larger spreads in the bid and ask price for our common stock.
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

The price of our common stock has been, and will be, volatile and may continue to decline.
Our stock has experienced significant price and volume volatility since February 2009 due to, among other things, the futility determination of the Riquent clinical trial in February 2009 and the termination of our merger agreement with Adamis in March 2010. Our stock is currently trading below $0.10 per share and we could continue to experience further declines in our stock price. The market price of our common stock has been and is likely to continue to be highly volatile. Market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors, among others, can have a significant effect on the market price of our securities:
•	limited financial resources;
•	announcements regarding mergers or other strategic transactions;
•	future sales of significant amounts of our common stock by us or our stockholders;
•	developments in patent or other proprietary rights;
•	developments concerning potential agreements with collaborators; and
•	general market conditions and comments by securities analysts.
The realization of any of the risks described in these “Risk Factors” could have a negative effect on the market price of our common stock.
Anti-takeover devices may prevent changes in our board of directors and management.
We have in place several anti-takeover devices, which may have the effect of delaying or preventing changes in our management or deterring third parties from seeking to acquire significant positions in our common stock. For example, one anti-takeover device provides for a board of directors that is separated into three classes, with their terms in office staggered over three year periods. This has the effect of delaying a change in control of our board of directors without the cooperation of the incumbent board. In addition, our bylaws require stockholders to give us written notice of any proposal or director nomination within a specified period of time prior to the annual stockholder meeting, establish certain qualifications for a person to be elected or appointed to the board of directors during the pendency of certain business combination transactions, and do not allow stockholders to call a special meeting of stockholders.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
None.

Item 3.	Legal Proceedings.
We are not currently a party to any legal proceedings.

Item 4.	Reserved.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Information About Our Common Stock
During the year ended December 31, 2009, our common stock traded on the Nasdaq Global and Capital Markets under the symbol “LJPC.” As of March 4, 2010, our common stock was delisted from the Nasdaq Capital Market and began trading on the Pink OTC Markets, under the symbol “LJPC.PK.” Set forth below are the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years.

	Prices
	High	Low
Year Ended December 31, 2009

First Quarter	$3.20	$0.04
Second Quarter	0.64	0.13
Third Quarter	0.36	0.14
Fourth Quarter	0.32	0.06

Year Ended December 31, 2008

First Quarter	$4.25	$1.45
Second Quarter	2.35	1.59
Third Quarter	2.50	1.01
Fourth Quarter	1.20	0.43
We have never paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. The number of record holders of our common stock as of March 5, 2010 was approximately 289.
Information About Our Equity Compensation Plans
Information regarding our equity compensation plans is incorporated by reference in Item 12 of Part III of this annual report on Form 10-K.

Item 6.	Selected Financial Data
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:
•	Overview and recent developments. This section provides a general description of our business and operating history and a general description of recent events and significant transactions that we believe are important in understanding our financial condition and results of operations.
•	Critical accounting policies and estimates. This section contains a discussion of the accounting policies that we believe are important to our financial condition and results of operations and that require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including the critical accounting policies and estimates, are summarized in Note 1 to the accompanying consolidated financial statements.
•	Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for the year ended December 31, 2009 to the results for the year ended December 31, 2008.
•	Liquidity and capital resources. This section provides an analysis of our cash flows as well as material subsequent changes.
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
On January 4, 2009, we entered into a development and commercialization agreement (the “Development Agreement”) with BioMarin CF Limited (“BioMarin CF”), a wholly-owned subsidiary of BioMarin Pharmaceutical Inc. (“BioMarin Pharma”). Under the terms of the Development Agreement, BioMarin CF was granted co-exclusive rights to develop and commercialize Riquent in the United States, Europe and all other territories of the world, excluding the Asia Pacific region, and the non-exclusive right to manufacture Riquent anywhere in the world. In January 2009, BioMarin CF paid us a non-refundable commencement payment of $7.5 million and BioMarin Pharma paid $7.5 million for a newly designated series of our preferred stock. As described below, this agreement was terminated on March 27, 2009. See Note 4 to our consolidated financial statements included in Part IV.
Following the futile results of the first interim efficacy analysis of Riquent, BioMarin CF elected to not exercise its full license rights to the Riquent program under the Development Agreement. Thus, the Development Agreement between the parties terminated on March 27, 2009 in accordance with its terms. Pursuant to the Securities Purchase Agreement between us and BioMarin Pharma, all of the Company’s preferred shares purchased by BioMarin Pharma were converted into common shares upon the termination of the Development Agreement. Additionally, all rights to Riquent were returned to us. See Note 4 to our consolidated financial statements included in Part IV.
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

Based on these results, we immediately discontinued the Riquent Phase 3 ASPEN study and the further development of Riquent. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of Riquent. In connection with the termination of our clinical trials for Riquent, we subsequently took steps to significantly reduce our operating costs, including a substantial reduction in personnel, which was completed in April 2009. We also ceased the manufacture of Riquent at our former facility in San Diego, California. See Note 6 to our consolidated financial statements included in Part IV.
In July 2009, we announced that, in light of the alternatives available to us at the time, a wind down of our business would be in the best interests of the Company and its stockholders. Although the Board of Directors (the “Board”) approved a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”) in September 2009, it was subject to approval by holders of at least a majority in voting power of our outstanding shares. We called a special meeting of stockholders to vote on the Plan of Dissolution, but the majority of our stockholders failed to return their proxy cards or otherwise indicate their votes with respect to this proposal. Accordingly, we were not able to obtain the requisite quorum to conduct business at the special meeting and were therefore unable to proceed with dissolution.
Because we were unable to obtain sufficient stockholder votes to proceed with dissolution, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) by and among the Company, Jewel Merger Sub, Inc. (“Merger Sub”) and Adamis Pharmaceuticals Corporation (“Adamis”) on December 4, 2009. The transaction contemplated by the Merger Agreement was structured as a reverse triangular merger, in which Merger Sub, a wholly-owned subsidiary of the Company, would merge with and into Adamis, with Adamis surviving (the “Merger”). On March 3, 2010, the Company and Adamis agreed to terminate the Merger Agreement as a result of too few of our stockholders voting on the proposals related to the Merger such that we did not have the requisite quorum to hold the stockholders’ meeting to approve the proposals related to the Merger. The solicitation of further votes was cancelled due to the delisting from Nasdaq.
Effective at the open of business on March 4, 2010, the Company’s common stock was suspended and delisted from The NASDAQ Stock Market (“Nasdaq”) and began trading on The Pink OTC Markets, Inc. The delisting was the result of Nasdaq’s determination that the Company had nominal assets, other than cash, and nominal operations.
In light of our inability to complete a strategic transaction that requires stockholder approval, we are currently evaluating what options are available to us, which may include the following:
•	Sell or out-license our Riquent program, although we may not receive any significant value upon such a sale or license;
•	Pursue potential other strategic transactions, which could include mergers, license agreements or other collaborations, with third parties; or
•	Implement a wind down of the Company if other alternatives are not deemed viable and in the best interests of the Company.
Following the negative results of the ASPEN trial, we recorded a significant charge for the impairment of our Riquent assets, including our Riquent-related patents, and we may not realize any significant value from these assets in the future. Additionally, there is a substantial risk that we may not successfully implement any of these strategic alternatives, and even if we determine to pursue one or more of these alternatives, we may be unable to do so on acceptable terms. Any such transactions may be highly dilutive to our existing stockholders and may deplete our limited remaining capital resources.
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

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of our consolidated financial statements (see also Note 1 to our consolidated financial statements included in Part IV).
Revenue recognition

We apply the revenue recognition criteria outlined in the ASC Topic of Revenue Recognition. Upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Non-refundable amounts received for substantive milestones are recognized upon achievement of the milestone. Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets.

Our sole source of revenue in the accompanying consolidated financial statements related to a January 4, 2009 Development Agreement with BioMarin CF which contained multiple potential revenue elements, including non-refundable upfront fees. The Development Agreement was terminated on March 27, 2009 following the failure of the Phase 3 ASPEN trial at which time we had no remaining on-going services or performance. We recognized $8.1 million as collaboration revenue upon termination of the Development Agreement.

Impairment of long-lived assets
If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows.
As a result of the futility determination in the Phase 3 ASPEN trial, we discontinued the Riquent Phase 3 ASPEN study and the development of Riquent. Based on these events, the future cash flows from our Riquent-related patents were no longer expected to exceed their carrying values and the assets became impaired as of December 31, 2008. Accordingly, we recorded a non-cash charge for the impairment of long-lived assets of $2.8 million for the year ended December 31, 2008 to write down the value of our long-lived assets to their estimated fair values. Although no impairment charges were recorded during 2009, we sold, disposed of, or wrote off all of our remaining long-lived assets during the year ended December 31, 2009 for a gain of $0.3 million.
Accrued clinical/regulatory expenses
As a result of the discontinuation of the Riquent Phase 3 ASPEN study and the development of Riquent, all clinical and regulatory activities were ceased and no related accruals were required as of December 31, 2009.
We reviewed and accrued clinical trial and regulatory-related expenses based on work performed, which relied on estimates of total costs incurred based on patient enrollment, completion of studies and other events. We followed this method since reasonably dependable estimates of the costs applicable to various stages of a clinical trial could be made.

Share-based compensation
Share-based compensation expense for the years ended December 31, 2009 and 2008 was approximately $2.7 million and $4.4 million, respectively. As of December 31, 2009, there was approximately $1.0 million of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. As share-based compensation expense recognized for fiscal years 2009 and 2008 is based on awards ultimately expected to vest, share-based compensation expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted-average period of 0.8 years. Additional share-based compensation expense for any new share-based payment awards granted after December 31, 2009 under all equity compensation plans cannot be predicted at this time because it will depend on, among other matters, the amounts of share-based payment awards granted in the future.
Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the employee and director stock options granted by us have characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in our opinion the existing valuation models may not provide an accurate measure of the fair value of the employee and director stock options granted by us. Although the fair value of the employee and director stock options granted by us using an option-pricing model, that value may not be indicative of the fair value observed in a willing-buyer/willing-seller market transaction.
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
Results of Operations
Years Ended December 31, 2009 and 2008
Revenue. For the year ended December 31, 2009, revenue increased to $8.1 million as a result of the Development Agreement entered into with BioMarin CF in January 2009. The Development Agreement was terminated in March 2009 following the negative results from our Riquent Phase 3 ASPEN study. There were no revenues for the year ended December 31, 2008.

Expenses. During the year ended December 31, 2009, we negotiated settlements related to accounts payable obligations and accrued liabilities with a majority of our vendors to preserve our remaining cash and other assets. These negotiations resulted in a reduction of approximately $2.7 million to accounts payable obligations and accrued liabilities from amounts originally invoiced and accrued, which were recorded upon the execution of the settlement agreements. As a result of these settlements, during the year ended December 31, 2009, there were decreases of $2.6 million and $0.1 million to research and development and general and administrative expenses, respectively.
Research and Development Expense. For the year ended December 31, 2009, research and development expenses decreased to $9.6 million from $51.0 million for the year ended December 31, 2008 as a result of the discontinuation of the Riquent Phase 3 ASPEN study, salary and benefits decreases due to the termination of all research personnel and the settlement of accounts payable obligations and accrued liabilities noted above. This decrease was partially offset by an increase in termination expense, mainly relating to severance, of approximately $0.7 million recorded as of March 31, 2009, as a result of the termination of 64 research and development personnel in April 2009. We expect minimal research and development expenditures going forward.
General and Administrative Expense. For the year ended December 31, 2009, general and administrative expenses decreased to $7.2 million from $9.7 million for the year ended December 31, 2008. The decrease in general and administrative expenses is primarily the result of decreases in consulting and legal expense related to the BioMarin partnership for the year ended December 31, 2009 of $1.8 million. In addition, during April 2009, 10 general and administrative personnel were terminated, resulting in salary and benefits decreases for the year ended December 31, 2009 of $0.8 million. The decrease in general and administrative expense for year ended December 31, 2009 was partially offset by an increase in termination expense recorded as of March 31, 2009 relating to severance of approximately $0.3 million as a result of the termination of personnel in April 2009 and retention payments recorded as of December 31, 2009 of $0.1 million related to our remaining officers as of December 31, 2009. We expect decreased general and administrative expenditures going forward.
Asset Impairments. We recorded a $2.8 million impairment charge in 2008 (none in 2009) because we no longer believed that the estimated undiscounted future cash flows expected to result from the disposition of certain of the Company’s long-lived assets were sufficient to recover the carrying value of these assets. This impairment charge was due to the negative results from the Riquent Phase 3 ASPEN study announced in February 2009, which was an indicator of impairment.
Interest Expense, Interest and Other Income. Interest expense decreased for the year ended December 31, 2009 compared to the prior year due to the repayment of our notes payable and capital leases during the quarter ended June 30, 2009. Interest and other income decreased to less than $0.1 million for the year ended December 31, 2009, from $0.8 million for the year ended December 31, 2008. This decrease is primarily due to moving all short-term investments to non-interest bearing cash accounts during the quarter ended March 31, 2009.
Net Operating Loss and Research Tax Credit Carryforwards. At December 31, 2008, we had federal and California income tax net operating loss carryforwards that are subject to Internal Revenue Code, or IRC, Section 382/383 limitations of net operating loss and research and development credit carryforwards. In February 2009, we experienced a change in ownership at a time when our enterprise value was minimal. As a result of this ownership change and the low enterprise value, our federal and California net operating loss carryforwards and federal research and development credit carryforwards as of December 31, 2009 will be subject to limitation under IRC Section 382/383 and more likely than not will expire unused.
Liquidity and Capital Resources
From inception through December 31, 2009, we have incurred a cumulative net loss of approximately $424.3 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through December 31, 2009, we had raised approximately $410.8 million in net proceeds from sales of equity securities.

As of December 31, 2009, we had $4.3 million in cash, compared to $19.4 million in cash, cash equivalents and short-term investments as of December 31, 2008. Our working capital as of December 31, 2009 was $4.2 million, as compared to $3.0 million as of December 31, 2008. The decrease in cash, cash equivalents and short-term investments resulted from the use of our financial resources to fund our clinical trial and manufacturing activities during early 2009 and for other general corporate purposes. This decrease was partially offset by the non-refundable commencement payment of $7.5 million received from BioMarin CF under the Development Agreement and the proceeds of $7.5 million from the sale of 339,104 shares of our preferred stock to BioMarin Pharma under the concurrently executed Securities Purchase Agreement in January 2009.
In January 2009, all of our auction rate securities were sold to UBS at par value of $10.0 million in accordance with the terms of the November 2008 redemption offer from UBS (see Note 2 to our consolidated financial statements included in Part IV).
In January 2009, the amount outstanding on the credit facility with UBS of $5.9 million was settled in full and the Credit Facility agreement with UBS was terminated.
On March 27, 2009 and as a result of the termination of the Development Agreement with BioMarin CF, the Series B Preferred Stock issued to BioMarin Pharma converted into 10,173,120 shares of Common Stock.
On July 31, 2009, our two building leases expired. Pursuant to the lease for one of these buildings, we were responsible for completing modifications to the leased building prior to lease expiration. In July 2009, approximately $0.3 million was paid in accordance with the lease provisions. We exited the buildings upon the expiration of the leases in July 2009.
During the year ended December 31, 2009, we paid off all remaining notes payable and capital lease obligations. In addition, we early terminated our operating leases during the quarter ended June 30, 2009. No notes payable, purchase commitments, capital leases or material operating leases existed as of December 31, 2009.
We intend to use our financial resources to fund our current obligations and to pursue other strategic alternatives that may become available to us. In the future, it is possible that we will not have adequate resources to support continued operations and we will need to cease operations.
Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:
•	our ability to sell, out-license or otherwise dispose of our Riquent program;
•	our ability to consummate a strategic transaction such as a merger, license agreement or other collaboration with a third party; or
•	our implementation of a wind down of the Company if other alternatives are not deemed viable and in the best interests of the Company;
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
The financial statements and supplementary data required by this item are set forth under the caption “Selected Quarterly Financial Data” on page F-21 and at the end of this report beginning on page F-2 and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A(T).	Controls and Procedures.
(a) Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2009. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2009.
There was no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Based on our assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information.
We called a special meeting of stockholders in October 2009 to vote on the Plan of Dissolution. However, the majority of our stockholders failed to return their proxy cards or otherwise indicate their votes with respect to this proposal. As a result, we were unable to obtain the requisite quorum to conduct business at the special meeting and thus we cancelled the special meeting in November 2009.
We called a special meeting of stockholders in February 2010 to vote on the Merger with Adamis. However, the majority of our stockholders failed to return their proxy cards or otherwise indicate their votes with respect to this proposal. As a result, we were unable to obtain the requisite quorum to conduct business at the special meeting and thus we cancelled the special meeting in March 2010.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Our directors and executive officers and their ages as of March 5, 2010 are set forth below.

Name	Age	Position(s)

Craig R. Smith, M.D.	64	Director, Chairman of the Board

Deirdre Y. Gillespie, M.D.	53	President, Chief Executive Officer and Assistant Secretary

Gail A. Sloan, CPA	47	Vice President of Finance and Secretary

Robert A. Fildes, Ph.D.	71	Director

Stephen M. Martin	63	Director

Frank E. Young, M.D., Ph.D.	78	Director
The biographies of our directors and executive officers appear below.
Craig R. Smith, M.D. has been a director since 2004 and Chairman of the Board since 2006. Dr. Smith is currently Executive Vice President, Chief Operating Officer and director of Algenol Biofuels Inc., a privately held industrial biotechnology company, and the President of Williston Consulting, LLC, a consulting firm providing advisory services to pharmaceutical and biotechnology companies. From 1993 to 2004, Dr. Smith served as Chairman, President and Chief Executive Officer of Guilford Pharmaceuticals, Inc., a publicly held pharmaceutical company. From 1988 to 1992, Dr. Smith was Vice President of Clinical Research and from 1992 to 1993, Senior Vice President of Business and Market Development at Centocor, Inc., a publicly held biotechnology company, which is now a wholly-owned subsidiary of Johnson & Johnson. From 1975 to 1988, he served on the faculty of the Department of Medicine at the Johns Hopkins University School of Medicine. Dr. Smith is a member of the Johns Hopkins Alliance for Science and a member of the board of directors of Adams Express Company, a publicly held closed-end equity investment company, Petroleum & Resources Corporation, a publicly held equity investment company specializing in energy and natural resources, and Depomed, Inc., a publicly held specialty pharmaceutical company. Dr. Smith holds an M.D. from the State University of New York at Buffalo and trained in Internal Medicine at the Johns Hopkins Hospital from 1972 to 1975. Based on Dr. Smith’s executive experience and service on other boards of directors in the biotechnology and pharmaceutical industries, as well as his experience in medicine and academia, the Board believes Dr. Smith has the appropriate set of skills to serve as a member of our Board.
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

Robert A. Fildes, Ph.D. has been a director since 1991. Since January 1998, Dr. Fildes has served as President of SB2, Inc., a privately held company that licenses antibody technology. From June to December 1998, Dr. Fildes served as Chief Executive Officer of Atlantic Pharmaceuticals, a publicly held company in the field of biotechnology. From 1993 to 1997, Dr. Fildes was the Chairman and Chief Executive Officer of Scotgen Biopharmaceuticals, Inc., a privately held company in the field of human monoclonal antibody technology. From 1990 to 1993, Dr. Fildes was an independent consultant in the biopharmaceutical industry. He was the president and Chief Executive Officer of Cetus Corporation, a publicly held biotechnology company, from 1982 to 1990. From 1980 to 1982, Dr. Fildes was the President of Biogen, Inc., which merged with IDEC Pharmaceuticals Corporation in 2003 to form Biogen Idec, a publicly held biopharmaceutical company, and from 1975 to 1980, he was the Vice President of Operations for the Industrial Division of Bristol-Myers Squibb Company . From April 2002 to April 2003, Dr. Fildes was a director of Polymerat Pty. Ltd., a privately held company (now Anteo Diagnostics Ltd., a publicly held company) that develops surfaces for carrying out biological reactions. Dr. Fildes is currently a director of Inimex Pharmaceuticals, Inc., a privately held Canadian biotechnology company. Dr. Fildes holds a D.C.C. degree in Microbial Biochemistry and a Ph.D. in Biochemical Genetics from the University of London. Based on Dr. Fildes’ executive experience, specifically his experience as Chief Executive Officer at numerous companies in the biotechnology industry, as well as his service on other boards of directors in the biotechnology industries, the Board believes Dr. Fildes has the appropriate set of skills to serve as a member of our Board.
Stephen M. Martin has been a director since April 2000. Mr. Martin is currently CEO Partner of Hi Tech Partners, LLC, a privately held consulting firm for executive management of early stage technology businesses. In April 2009, he joined QSpex Technologies, Inc., an early-stage private Ophthalmic (Spectacle) Lens manufacturing company as Chief Business Officer and was promoted to Chief Executive Officer in June 2009. In June 2001, Mr. Martin retired from CIBA Vision Corporation, a Novartis Company engaged in the research, manufacture and sale of contact lenses, lens care products and ophthalmic pharmaceuticals. Mr. Martin founded CIBA Vision in 1980. Mr. Martin was President of CIBA Vision Corporation, USA from 1995 to 1998 and President of Ciba Vision Ophthalmics, USA, the company’s ophthalmic pharmaceutical division, which he founded, from 1990 until 1998. He served as CIBA Vision’s Vice President of Venture Opportunities from 1998 until his retirement in 2001. Mr. Martin currently serves as a director of QSpex Technologies, Inc., a privately held spectacle manufacturing company, OcuCure Therapeutics, Inc., a privately held ophthalmic pharmaceutical development company and NeoVista, Inc., a privately held medical device company. From 2003 to 2005, Mr. Martin served as a director of Alimera Sciences, Inc., a privately held ophthalmic pharmaceutical company. Mr. Martin is the inventor on six issued U.S. patents and a number of European patents. Mr. Martin holds a B.A. degree from Wake Forest University and attended the Woodrow Wilson College of Law. Based on Mr. Martin’s executive experience, including his experience in senior management positions in business development, as well as his service on other boards of directors, the Board believes Mr. Martin has the appropriate set of skills to serve as a member of our Board.
Frank E. Young, M.D., Ph.D. has been a director since 2005. Dr. Young is a former Commissioner of the United States Food and Drug Administration (“FDA”) and has had over a 40-year career in medicine, academia and government. After numerous academic appointments, Dr. Young served as Chairman of the Department of Microbiology and Professor of Microbiology, of Pathology, and of Radiation Biology and Biophysics at the University of Rochester, New York. Subsequently, he became Dean of the School of Medicine and Dentistry, Director of the Medical Center and Vice President for Health Affairs at the University of Rochester. Dr. Young joined the Department of Health and Human Services as Commissioner of the FDA and Assistant Surgeon General (Rear Admiral, USPHS) in 1984. Under Presidents Ronald Reagan, George H.W. Bush, and William J. Clinton, Dr. Young served as Commissioner of the FDA, Deputy Assistant Secretary and Director of the Office of Emergency Preparedness, Director of the National Disaster Medical System and as a member of the Executive Board of the World Health Organization (presidential appointee). Dr. Young currently serves as the Chief Executive Officer of Cosmos Alliance and is a partner of Essex Woodlands Health Ventures. In addition, Dr. Young is Vice Chairman of the board of Agennix AG, a publicly traded company, and serves on the boards of the following private companies: Elusys Therapeutics, Inc. and Light Sciences Oncology. Dr. Young attended Union College and holds an M.D. degree from the University of the State of New York, Upstate Medical Center, where he graduated cum laude, and a Ph.D. degree from Case Western Reserve University. Based on Dr. Young’s experience as a Commissioner of the FDA, his experience in medicine and academia, and his service on other boards of directors in the biotechnology industry, the Board believes Dr. Young has the appropriate set of skills to serve as a member of our Board.

Director Independence
Our Board has previously determined that each of Doctors Fildes, Smith and Young, and Mr. Martin are “independent” within the meaning of Nasdaq Marketplace Rules 5605(b) and 5605(a)(2) as adopted by the Nasdaq Stock Market, Inc. (“Nasdaq”). Dr. Gillespie was not deemed to be “independent” because she is our President and Chief Executive Officer.
Committees of the Board of Directors
Our Board has three standing committees: an audit committee; a compensation committee; and a corporate governance and nominating committee. As discussed above, all committee members have been previously determined by our Board to be “independent.” The committees operate under written charters that are available for viewing on our website at www.ljpc.com, then “Investor Relations.”
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
The audit committee met five times during 2009, and otherwise accomplished its business without formal meetings. The members of the audit committee are Mr. Martin and Doctors Fildes and Smith. Mr. Martin currently serves as the chairman of the audit committee. Our Board has previously determined that each of Doctors Fildes and Smith and Mr. Martin is “independent” within the meaning of the enhanced independence standards contained in Nasdaq Marketplace Rule 5605(c)(2)(A) and Rule 10A-3 under the Exchange Act that relate specifically to members of audit committees.
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
The compensation committee met three times during 2009, and otherwise accomplished its business without formal meetings. The members of the compensation committee through September 3, 2009 were Doctors Fildes, Adams and Topper, and Mr. Martin. After the resignations of Doctors Adams and Topper on September 3, 2009, the compensation committee was comprised of Dr. Fildes and Mr. Martin. Dr. Fildes currently serves as the chairman of the compensation committee.

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
The corporate governance and nominating committee did not meet during 2009, but accomplished its business without formal meetings. The members of the corporate governance and nominating committee through September 3, 2009 were Doctors Young and Topper and Mr. Sutter. After the resignations of Dr. Topper and Mr. Sutter on September 3, 2009, the corporate governance and nominating committee was comprised of Dr. Young,
Meetings of Non-Management Directors. The non-management members of the Board regularly meet without any members of management present during regularly scheduled executive sessions of meetings of the Board.
Section 16(a) Beneficial Ownership Reporting Compliance
Under the securities laws of the United States, our directors and officers and persons who own more than 10% of our equity securities are required to report their initial ownership of our equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission and the Nasdaq Capital Market. Specific due dates for these reports have been established, and we are required to disclose any late filings during the fiscal year ended December 31, 2009. To our knowledge, based solely upon our review of the copies of such reports required to be furnished to us during the fiscal year ended December 31, 2009, all of these reports were timely filed, except one report filed in March 2009 by former named executive officer Josefina Elchico reporting the sale of common stock that occurred during February 2009.
Code of Conduct
We have adopted a code of conduct that describes the ethical and legal responsibilities of all of our employees and, to the extent applicable, members of our Board. This code includes (but is not limited to) the requirements of the Sarbanes-Oxley Act of 2002 pertaining to codes of ethics for chief executives and senior financial and accounting officers. Our Board has reviewed and approved this code. Our employees agree in writing to comply with the code at commencement of employment and periodically thereafter. Our employees are encouraged to report suspected violations of the code. Our code of conduct is available for viewing on our website at www.ljpc.com, then “Investor Relations.” If we make substantive amendments to the code or grant any waiver, including any implicit waiver, to our principal executive, financial or accounting officer, or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website and/or in a report on Form 8-K in accordance with applicable rules and regulations.

Item 11.	Executive Compensation.
Equity Compensation. Under the 2004 Equity Incentive Plan, the Compensation Committee may grant stock options, restricted stock, stock appreciation rights and performance awards. In granting these awards, the Committee may establish any conditions or restrictions it deems appropriate. The grant of options is unrelated to any anticipated major announcements made by the Company and is thus not influenced by any material, non-public information that may exist at the time of grant.
The exercise price of stock options is set at the fair market value on the grant date using the closing market price on the date of grant. New hire stock option awards granted in 2009 vest with respect to 25% of the underlying shares on the one-year anniversary from the date of grant and with respect to the remaining 75% of the underlying shares on a monthly pro rata basis over the next three years. Stock option awards granted in 2009 as a part of the annual performance review process vest monthly on a pro rata basis over 4 years.

The annual stock option awards for executive performance in fiscal 2008 were made on January 22, 2009. No annual stock option awards for executive performance in fiscal 2009 were made.
On December 31, 2009, we granted 2,021,024 restricted stock units (“RSUs”) to our three remaining employees where each RSU represents a contingent right to receive one share of the Company’s common stock. The RSUs vest upon the closing of the Merger, subject to the continued employment of the recipient through the closing date of the Merger. The RSUs were valued at the fair market value of the Company’s common stock on the grant date. The value of the RSUs on December 31, 2009 was $344,000 and no compensation expense for these RSUs was recognized during 2009. The RSUs were cancelled in March 2010 as a result of the termination of the Merger in March 2010.
Benefits. Our 1995 Employee Stock Purchase Plan (the “1995 Plan”) provides employees with an opportunity to acquire increased equity ownership in the Company over time through periodic purchases of shares. Our 1995 Plan allows employees, including the Named Executive Officers, to purchase common stock every three months (in an amount not exceeding 10% of each employee’s base salary, or hourly compensation, and any cash bonus paid, subject to certain limitations) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months. No purchases under the 1995 Plan occurred during 2009.
Our retirement savings plan (“401(k) Plan”) was terminated in March 2009. Prior to its termination, our retirement savings plan was a tax-qualified retirement savings plan, pursuant to which all employees, including the Named Executive Officers, were able to contribute the lesser of 50% of their annual compensation or the limit prescribed by the Internal Revenue Service to the 401(k) Plan on a before-tax basis. We did not match employee contributions or otherwise contribute to the 401(k) Plan.
Our health and welfare programs were terminated in April 2009.
We have not historically provided special benefits or perquisites to our executives and did not do so in 2009.
Retention and Separation Agreements.
On December 4, 2009, we entered into Retention and Separation Agreements and General Release of All Claims (the “Retention Agreements”) with our current Named Executive Officers. Our current Named Executive Officers are our Chief Executive Officer and our Vice President of Finance. The Retention Agreements supersede the severance provisions of the employment agreements with the current Named Executive Officers that were effective prior to the signing of the Retention Agreements (the “Prior Employment Agreements”), but otherwise the terms of the Prior Employment Agreements remain in full force and effect. The Retention Agreements do not alter the amount of severance that was to be awarded under the Prior Employment Agreements, but rather change the events that trigger such payments.
Pursuant to the Retention Agreements, on December 18, 2009 we made retention payments to the current Named Executive Officers (the “Retention Payments”) in the amounts of $202,800 to our Chief Executive Officer and $66,184 to our Vice President of Finance. If the current Named Executive Officers voluntarily resigned their employment prior to the earlier to occur of (a) the closing of the Merger or (b) March 31, 2010, they were to immediately repay the Retention Payments to us. The date under (a) and (b) shall be referred to as the “Separation Date.”
Under the Retention Agreements, each of the current Named Executive Officers agreed to execute an amendment to the Retention Agreements (the “Amendment”) on or about the Separation Date to extend and reaffirm the promises and covenants made by them in the Retention Agreements through the Separation Date. The Retention Agreements also provided for severance payments to the Named Executive Officers (“Severance Payments”) payable in a lump sum on the eighth day after the current Named Executive Officers signed the Amendment.

In April 2010, the Compensation Committee confirmed that pursuant to the terms of the Retention Agreements, the Retention Payments and Severance Payments were earned as of March 31, 2010 and agreed that the existing employment terms would remain in effect beyond March 31, 2010. As an incentive to retain the current Named Executive Officers to pursue a strategic transaction such as a merger, license agreement, third party collaboration or wind down of the Company, the Compensation Committee also approved a retention bonus for a total of up to approximately $600,000, depending on the type of strategic transaction completed.
In addition to the provisions of the Retention Agreements described above, effective information regarding applicable payments under the Prior Employment Agreements for the current Named Executive Officers is provided below.
Deirdre Y. Gillespie, M.D. Dr. Gillespie is entitled to (i) an annual base salary of $375,000 (which amount has increased since her commencement of employment with us such that her current annual base salary is $405,600); (ii) a discretionary annual bonus with a target amount equal to 40% of her annual base salary (this target percentage has been increased to 50% as of December 31, 2008, although the exact amount will be determined each year based on Dr. Gillespie’s and the Company’s performance with respect to performance objectives established by the compensation committee); and (iii) a grant of an option to purchase 800,000 shares of common stock of the Company, with the option vesting with respect to 200,000 of the underlying shares on the first anniversary of the date of the agreement and 1/36th of the remaining option to purchase 600,000 shares vesting each month thereafter. The agreements contain non-competition and non-interference provisions; and all post-employment benefits are in exchange for a release agreement. If (i) the Company terminates Dr. Gillespie for cause, all options held by her, whether or not vested, will immediately terminate and become unexercisable (ii) Dr. Gillespie voluntarily resigns, all unvested options held by her will immediately terminate and become unexercisable and all vested options will remain exercisable until three months after the date of termination in the case of incentive stock options or six months in the case of non-qualified stock options, (iii) Dr. Gillespie’s employment ceases as a result of her death or disability, then all unvested options held by her will immediately terminate and become unexercisable and all vested options will remain exercisable until the one year anniversary of the date of cessation of service; (iv) the Company terminates her employment without cause or if she terminates her employment due to a constructive termination, then: (a) one-half of all of her then unvested options will immediately vest and become exercisable; (b) the other one-half of her then unvested options will immediately terminate and become unexercisable; and (c) all vested options (including those which vested pursuant to clause (a) shall expire on the two-year anniversary of the termination date; (v) Dr. Gillespie’s position is reduced such that she no longer serves as CEO of the company on or within 360 days after the consummation of a change in control, then all of her unvested options shall immediately vest and become exercisable; and (vi) notwithstanding the foregoing, in no event shall any option be exercisable after the date of expiration set forth in the Plan.
Gail A. Sloan Ms. Sloan is entitled to an annual base salary of $198,551 and a discretionary annual bonus in a target amount equal to 30% of her base salary. Ms. Sloan is also eligible to receive periodic equity awards under the Company’s equity compensation plans. Ms. Sloan’s employment will be deemed to be terminated in connection with a change in control if, within 180 days of the date of the change in control: (i) her employment is terminated; (ii) her position is eliminated as a result of a reduction in force made to reduce over-capacity or unnecessary duplication of personnel and she is not offered a replacement position with the Company or its successor as a vice president with compensation and functional duties substantially similar to the compensation and duties in effect immediately before the change in control; or (iii) she resigns because she is required to be employed more than 50 miles from our current headquarters. Also, all employee stock options granted to Ms. Sloan prior to her termination date will automatically vest and become fully exercisable as of her termination date if her termination of employment is without cause or is in connection with a change in control, and will remain exercisable for a period of one year from her termination date or such longer period as provided by the applicable plan or grant pursuant to which the options were granted.

Summary Compensation Table

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and		Salary		Awards	Awards	Compensation	Compensation		Total
Principal Position	Year	($)	Bonus ($) (1)	($)	($) (2)	($) (3)	($)		($)

Current Officers Deirdre Y. Gillespie, M.D.	2009	$421,200	$202,800	$—	$1,167,161	$—	$—		$1,791,161
President, Chief Executive Officer and Assistant Secretary	2008	402,600	—	—	1,093,763	200,772	—		1,697,135

Gail A. Sloan	2009	206,187	66,184	—	71,785	—	—		344,156
Vice President of Finance and Secretary	2008	196,906	—	—	307,483	53,609	—		557,998

Former Officers* Niv E. Caviar	2009	124,734	211,612	—	635,453	—	—		971,799
Executive Vice President, Chief Business and Financial Officer	2008	280,775	—	—	226,995	111,097	25,000	(4)	643,867

Michael Tansey, M.D., Ph.D.	2009	113,402	251,063	—	572,250	—	—		936,715
Executive Vice President and Chief Medical Officer	2008	332,875	—	—	387,029	90,383	—		810,287

*	These former officers were terminated on April 20, 2009 as part of the Company’s restructuring activities, as described above.

(1)	The amounts for Dr. Gillespie and Ms. Sloan are retention payments made on December 18, 2009 in accordance with the Retention Agreements dated December 4, 2009. See Note 6 to our audited consolidated financial statements. The amount for Mr. Caviar is severance equal to nine months of Mr. Caviar’s annual base salary at December 31, 2008 pursuant to his employment agreement dated May 10, 2007. The amount for Dr. Tansey is severance equal to nine months of Dr. Tansey’s annual base salary at December 31, 2008 pursuant to his employment agreement dated December 4, 2006. These severance payments were made to Mr. Caviar and Dr. Tansey following their respective terminations on April 20, 2009.

(2)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2009 and December 31, 2008, for awards and thus may include amounts from awards granted in and prior to 2008. Assumptions used in the calculation of these amounts are included in Note 1 to our audited consolidated financial statements.

(3)	These amounts represent the 2008 performance-based bonus awards which were paid in fiscal year 2009.

(4)	This amount represents a signing bonus paid to Mr. Caviar in January 2008 in accordance with his employment agreement.

Outstanding Equity Awards at 2009 Fiscal Year End

									Market or
	Number of		Number of						Payout Value of
	Securities		Securities				Number of		Unearned
	Underlying		Underlying				Unearned Shares,		Shares, Units or
	Unexercised		Unexercised		Option		Units or Other		Other Rights
	Options		Options		Exercise	Option	Rights that have not		that have not
	(#)		(#)		Price	Expiration	Vested		Vested
Name	Exercisable		Unexercisable		($)	Date(1)	(#)		($)

Current Officers Deirdre Y. Gillespie	766,666		33,333	(2)	$5.26	03/15/2016
	106,250		43,750	(2)	3.08	02/05/2017
	68,750		81,250	(2)	2.42	02/21/2018
	34,375		115,625	(2)	1.42	01/22/2019
							1,411,898	(3)	$240,023	(4)

Gail A. Sloan	972		—		18.44	01/28/2010
	3,800		—		35.00	11/20/2010
	3,000		—		38.25	07/19/2011
	2,999		—		35.50	12/14/2011
	5,999		—		25.45	07/18/2012
	5,999		—		29.50	11/21/2012
	5,999		—		14.85	05/12/2013
	6,000		—		23.55	09/18/2013
	14,000		—		14.80	05/21/2014
	10,583		—		2.40	04/25/2015
	5,415		—		2.15	05/19/2015
	21,199		—		4.20	10/10/2015
	184,548		—		4.46	04/17/2016
	17,708		7,291	(2)	3.08	02/05/2017
	11,458		13,541	(2)	2.42	02/21/2018
	5,729		19,270	(2)	1.42	01/22/2019
							483,810	(3)	$82,248	(4)

Former Officer* Michael J.B. Tansey	113,000	(5)	—		3.61	07/17/2016
	87,000	(5)	—		3.23	12/04/2016
	50,000	(5)	—		5.47	05/23/2017
	40,000	(5)	—		2.42	02/21/2018
	200,000	(5)	—		1.82	05/22/2018
	45,000	(5)	—		1.42	01/22/2019

*	This former officer was terminated on April 20, 2009.

(1)	All stock options expire ten years from the date of grant.

(2)	The stock options vest and become exercisable ratably on a monthly basis over four years from the date of grant.

(3)	These are restricted stock units (“RSUs”) granted on December 31, 2009 where each RSU represents a contingent right to receive one share of our common stock. The RSUs were to vest upon the closing of the Merger, subject to the continued employment of the recipient through the closing date of the Merger; however, the Merger was terminated in March 2010 and accordingly, the RSUs were accordingly cancelled.

(4)	The value of each RSU is the closing price of our common stock on the date of grant, which was $0.17.

(5)	Pursuant to Dr. Tansey’s employment agreement dated December 4, 2006, all of Dr. Tansey’s unvested options automatically vested upon his termination date of April 20, 2009 and remain exercisable for one year following the termination date. If not exercised by April 20, 2010, all of Dr. Tansey’s stock options will be cancelled on April 20, 2010.
Option Exercises and Stock Vested in Fiscal Year 2009
No named executive officers exercised any options or had any restricted stock vest in fiscal year 2009.

Director Compensation Table — 2009

	Fees Earned or
	Paid in Cash	Stock Awards	Option Awards	Total
Name	($)	($)	($) (1)	($)

Thomas H. Adams (2)	$24,500	$—	$19,139	$43,639

Robert A. Fildes	37,500	—	19,139	56,639

Stephen M. Martin	51,000	—	19,139	70,139

Craig R. Smith	62,750	—	18,619	81,369

Martin P. Sutter (2)	—	—	6,206	6,206

James N. Topper (2)	—	—	6,206	6,206

Frank E. Young	29,500	—	6,206	35,706

(1)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2009, and thus may include amounts from awards granted in and prior to 2009. Assumptions used in the calculation of these amounts are included in Note 1 to our consolidated financial statements.

(2)	Doctors Adams and Topper and Mr. Sutter resigned as directors effective September 3, 2009.
Director Compensation
Retainers and Fees. Directors who are also our employees receive no extra compensation for their service on the Board. In 2009, non-employee directors received $1,500 per Board meeting attended in person and $750 per Board meeting attended telephonically. Non-employee directors also receive $750 per committee meeting attended in person and $500 per committee meeting attended telephonically. Directors are reimbursed for reasonable costs associated with attendance at meetings of the Board and its committees. Non-employee directors receive an annual retainer of $20,000, which is paid quarterly. The Chairman of the Board, Dr. Smith, receives an additional annual retainer of $25,000, which is paid quarterly. In 2009, the chairman of the audit committee received an annual fee of $10,000. In 2009, the chairman of the compensation committee received an annual fee of $5,000. All chairman fees are paid quarterly. All other members of the audit, compensation and corporate governance and nominating committees receive an annual retainer of $2,000, which is paid quarterly.
Option Grants Under the 2004 Plan. Under the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan, each of our non-employee directors automatically receives, upon becoming a non-employee director, a one-time grant of a non-qualified stock option to purchase up to 40,000 shares of our common stock at an exercise price equal to the fair market value of a share of the common stock on the date of grant. These non-employee director options have a term of 10 years and vest with respect to 25% of the underlying shares on the grant date and with respect to an additional 25% of the underlying shares on the date of each of the first three anniversaries of such grant, but only if the director remains a non-employee director for the entire period from the date of grant to such date. Upon re-election to our Board or upon continuing as a director after an annual meeting without being re-elected due to the classification of the Board, each non-employee director automatically receives a grant of an additional non-qualified stock option to purchase up to 10,000 shares of our common stock. Due to the futility of the Riquent trial, the annual grants for 2009 were not made. These additional non-employee director options have a term of 10 years and vest and become exercisable upon the earlier to occur of the first anniversary of the grant date or immediately prior to the annual meeting of stockholders next following the grant date; provided that the director remains a director for the entire period from the grant date to such earlier date. The exercise price for these additional non-employee director options is the fair market value of our common stock on the date of their grant. All outstanding non-employee director options vest in full immediately prior to any change in control. Each non-employee director is also eligible to receive additional options under the 2004 Plan in the discretion of the compensation committee of the Board. These options vest and become exercisable pursuant to the 2004 Plan and the terms of the option grant. The Chairman of the Board receives an additional annual grant of non-qualified stock options to purchase 20,000 shares of our common stock. Due to the futility of the Riquent trial, this Chairman of the Board annual grant for 2009 was not made. These non-employee director options have a term of 10 years and vest and become exercisable upon the first anniversary of the grant date.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table provides information as of December 31, 2009 with respect to shares of our common stock that may be issued under our equity compensation plans.

Number of
Securities
Remaining
Available for
	Number of			Future Issuance
	Securities to be		Weighted-	Under Equity
	Issued upon		Average Exercise	Compensation
	Exercise of		Price of	Plans (Excluding
	Outstanding		Outstanding	Securities
	Options, Warrants		Options, Warrants	Reflected in
	and Rights		and Rights	Column (a))
Plan Category
Equity Compensation plans approved by security holders	5,529,591	(1)	$6.99	1,082,671	(2)
Equity Compensation plans not approved by security holders	—		—	—

(1)	Outstanding options to purchase shares of our common stock under the La Jolla Pharmaceutical Company 1994 Stock Incentive Plan and the 2004 Plan.

(2)	Includes 1,065,694 shares subject to the 2004 Plan and 16,977 shares subject to the 1995 Plan (each stated as of December 31, 2009).
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding beneficial ownership of our common stock as of March 5, 2010 based on information available to us and filings with the SEC by:
•	each of our directors;

•	each of our “named executive officers” as defined by SEC rules;

•	all of our current directors and executive officers as a group; and

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, shares of our common stock issuable under stock options that are exercisable within 60 days of March 5, 2010 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over their shares of our common stock, except for those jointly owned with that person’s spouse. Percentage of beneficial ownership of our common stock is based on 65,722,648 shares of common stock outstanding as of March 5, 2010. Unless otherwise noted below, the address of each person listed on the table is c/o La Jolla Pharmaceutical Company, 4365 Executive Drive, Suite 300, San Diego, California 92121.

		Shares
	Shares of	with Right to
	Common	Acquire	Total	Percentage
	Stock	within 60	Beneficial	of Common
Name and Address	Owned	Days	Ownership	Stock

Essex Woodlands Health Ventures Fund VI, L.P. and affiliates	—	4,139,014	4,139,014	5.9%
Craig R. Smith, M.D.(1)	—	123,400	123,400	*	%
Robert A. Fildes, Ph.D.(1)	—	97,759	97,759	*	%
Stephen M. Martin(1)	40	105,400	105,440	*	%
Frank E. Young, M.D., Ph.D.(1)	5,600	38,000	43,600	*	%
Deirdre Y. Gillespie, M.D.(1)(2)	—	1,046,875	1,046,875	1.6%
Gail A. Sloan(2)	—	310,686	310,686	*	%
Michael J.B. Tansey, M.D.(3)	—	535,000	535,000	*	%
All current executive officers and directors as a group (6 persons)(4)	5,640	1,722,120	1,727,760	2.6%

*	Less than one percent.

(1)	Current director as of March 5, 2010.

(2)	Current executive officer as of March 5, 2010.

(3)	Former executive officer terminated April 20, 2009.

(4)	The six current executive officers and directors are comprised of Dr. Smith, Dr. Fildes, Mr. Martin, Dr. Young, Dr. Gillespie and Ms. Sloan (each of whom is included within the table above).

Item 14.	Principal Accountant Fees and Services.
The following table presents the aggregate fees agreed to by the Company for the annual and statutory audits for fiscal years ended December 31, 2008 and 2009, and all other fees paid by us during 2008 and 2009 to Ernst & Young LLP:

	2008	2009
Audit Fees	$298,861	$141,210
Audit Related Fees	—	—
Tax Fees	87,000	17,000
All Other Fees	45,000	—

Total	$430,861	$158,210

Audit Fees. The fees identified under this caption were for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements and internal control over financial reporting and for the review of the financial statements included in our quarterly reports on Form 10-Q. The amounts also include fees for services that are normally provided by the auditor in connection with regulatory filings and engagements for the years identified. Audit fees in 2008 include an aggregate of $65,025 in fees paid in connection with our filing of registration statements on Form S-8 and Form S-3. Audit fees in 2009 include an aggregate of $26,210 in fees paid in connection with our filing of registration statements on Form S-3 and S-4.
Tax Fees. Tax fees consist principally of assistance related to tax compliance and reporting.
All Other Fees. These fees consist primarily of accounting consultation fees related to potential collaborative agreements.
Pre-approval Policy. Our audit committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in 2008 and 2009 were pre-approved by the audit committee.

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

LA JOLLA PHARMACEUTICAL COMPANY
	By:	/s/ Deirdre Y. Gillespie
April 15, 2010		Deirdre Y. Gillespie, M.D.
President, Chief Executive Officer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Deirdre Y. Gillespie Deirdre Y. Gillespie, M.D	President, Chief Executive Officer and Assistant Secretary (Principal Executive Officer)	April 15, 2010

/s/ Gail A. Sloan Gail A. Sloan	Vice President of Finance and Secretary (Principal Financial and Accounting Officer)	April 15, 2010

/s/ Robert A. Fildes Robert A. Fildes, Ph.D.	Director	April 15, 2010

/s/ Stephen M. Martin Stephen M. Martin	Director	April 15, 2010

/s/ Craig R. Smith Craig R. Smith, M.D.	Director	April 15, 2010

/s/ Frank E. Young Frank E. Young, M.D., Ph.D.	Director	April 15, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of La Jolla Pharmaceutical Company
We have audited the accompanying consolidated balance sheets of La Jolla Pharmaceutical Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of La Jolla Pharmaceutical Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that La Jolla Pharmaceutical Company will continue as a going concern. As more fully described in Note 1, La Jolla Pharmaceutical Company has incurred recurring operating losses, an accumulated deficit of $424.3 million as of December 31, 2009 and has no current source of revenues or financing. These conditions, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about La Jolla Pharmaceutical Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The 2009 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.
/s/ Ernst & Young LLP
San Diego, California
April 15, 2010

La Jolla Pharmaceutical Company
Consolidated Balance Sheets
(In thousands, except share and par value amounts)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$4,254	$9,447
Short-term investments, available-for-sale	—	10,000
Prepaids and other current assets	586	785

Total current assets	4,840	20,232

Property and equipment, net	—	357
Patent costs and other assets, net	—	250

	$4,840	$20,839

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$125	$4,626
Accrued clinical/regulatory expenses	—	3,957
Accrued expenses	323	1,008
Accrued payroll and related expenses	173	1,549
Credit facility	—	5,933
Current portion of obligations under notes payable	—	152
Current portion of obligations under capital leases	—	11

Total current liabilities	621	17,236

Non-current portion of obligations under notes payable	—	179
Non-current portion of obligations under capital leases	—	34

Commitments

Stockholders’ equity:
Preferred stock, $0.01 par value; 8,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 225,000,000 shares authorized, 65,722,648 and 55,549,528 shares issued and outstanding at December 31, 2009 and 2008, respectively	657	555
Additional paid-in capital	427,883	418,522
Accumulated deficit	(424,321)	(415,687)

Total stockholders’ equity	4,219	3,390

	$4,840	$20,839

See accompanying notes.

La Jolla Pharmaceutical Company
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2009	2008

Revenue from collaboration agreement	$8,125	$—

Expenses:
Research and development	9,576	51,025
General and administrative	7,193	9,702
Asset impairments	—	2,810

Total expenses	16,769	63,537

Loss from operations	(8,644)	(63,537)

Interest expense	(13)	(96)
Interest and other income	23	779

Net loss	$(8,634)	$(62,854)

Basic and diluted net loss per share	$(0.14)	$(1.26)

Shares used in computing basic and diluted net loss per share	63,326	49,689

See accompanying notes.

La Jolla Pharmaceutical Company
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2008 and 2009
(In thousands)

					Additional	Other		Total
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2007	—	$—	39,630	$396	$385,944	$14	$(352,833)	$33,521
Issuance of common stock, net	—	—	15,615	156	27,877	—	—	28,033
Issuance of common stock under Employee Stock Purchase Plan	—	—	304	3	287	—	—	290
Exercise of stock options	—	—	1	—	3	—	—	3
Share-based compensation expense	—	—	—	—	4,411	—	—	4,411
Net loss	—	—	—	—	—	—	(62,854)	(62,854)
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(14)	—	(14)

Comprehensive loss								(62,868)

Balance at December 31, 2008	—	—	55,550	555	418,522	—	(415,687)	3,390
Issuance of preferred stock	339	3	—	—	6,807	—	—	6,810
Conversion of preferred stock, net	(339)	(3)	10,173	102	(99)	—	—	—
Share-based compensation expense	—	—	—	—	2,653	—	—	2,653
Net loss	—	—	—	—	—	—	(8,634)	(8,634)

Balance at December 31, 2009	—	$—	65,723	$657	$427,883	$—	$(424,321)	$4,219

See accompanying notes.

La Jolla Pharmaceutical Company
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2009	2008
Operating activities
Net loss	$(8,634)	$(62,854)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	117	990
(Gain) loss on write-off/disposal of patents, property and equipment	(347)	199
Loss on impairment of patents, property and equipment and licenses	—	2,810
Share-based compensation expense	2,653	4,411
Expense reduction from settlement of vendor obligations	(2,743)	—
Amortization of investment premium/discount	—	240
Changes in operating assets and liabilities:
Prepaids and other current assets	199	233
Accounts payable and accrued liabilities	(6,400)	442
Accrued payroll and related expenses	(1,376)	350

Net cash used for operating activities	(16,531)	(53,179)

Investing activities
Sales of short-term investments	10,000	24,665
Net proceeds from sale of patents and property and equipment	861	44
Additions to property and equipment	(18)	(506)
Increase in patent costs and other assets	(6)	(116)

Net cash provided by investing activities	10,837	24,087

Financing activities
Net proceeds from issuance of common stock	—	28,326
Net proceeds from issuance of preferred stock	6,810	—
Proceeds from credit facility	—	6,000
Payments on credit facility	(5,933)	—
Payments on obligations under notes payable	(331)	(151)
Payments on obligations under capital leases	(45)	(9)

Net cash provided by financing activities	501	34,166

(Decrease) increase in cash and cash equivalents	(5,193)	5,074
Cash and cash equivalents at beginning of period	9,447	4,373

Cash and cash equivalents at end of period	$4,254	$9,447

Supplemental disclosure of cash flow information:
Interest paid	$13	$96

See accompanying notes.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies
Organization and Business Activity
La Jolla Pharmaceutical Company (the “Company”) is a biopharmaceutical company formed to improve and preserve human life by developing innovative pharmaceutical products.
Basis of Presentation
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While the basis of presentation remains that of a going concern, the Company has a history of recurring losses from operations, had an accumulated deficit of $424,321,000 as of December 31, 2009, and currently has no source of revenues or financing. The Company is currently evaluating strategic alternatives which may include mergers, license agreements, third party collaborations to develop new products or a wind down of the Company. The Company’s current inability to generate future cash flows and recent inability to consummate a strategic transaction raise substantial doubt about the Company’s ability to continue as a going concern.
On January 4, 2009, the Company entered into a development and commercialization agreement (the “Development Agreement”) with BioMarin CF, a wholly-owned subsidiary of BioMarin Pharmaceutical Inc. (“BioMarin Pharma”), granting BioMarin CF co-exclusive rights to develop and commercialize Riquent (and certain potential follow-on products) (collectively, “Riquent”) in the “Territory,” and the non-exclusive right to manufacture Riquent anywhere in the world. The “Territory” includes all countries of the world except the “Asia-Pacific Territory” (i.e., all countries of East Asia, Southeast Asia, South Asia, Australia, New Zealand, and other countries of Oceania). Under the terms of the Development Agreement, BioMarin CF paid the Company a non-refundable commencement payment of $7,500,000 and through BioMarin Pharma, paid $7,500,000 for a newly designated series of preferred stock (the “Series B-1 Preferred Stock”), pursuant to a related securities purchase agreement described more fully at Note 4, below.
In February 2009, the Company announced that an Independent Monitoring Board for the Riquent® Phase 3 ASPEN study had completed its review of the first interim efficacy analysis and determined that continuing the study was futile. Based on these results, the Company immediately discontinued the Riquent Phase 3 ASPEN study and the development of Riquent. The Company had previously devoted substantially all of its research, development and clinical efforts and financial resources toward the development of Riquent. In connection with the termination of the clinical trials for Riquent, the Company significantly reduced its operating costs, ceased all Riquent manufacturing and regulatory activities and effected a reduction in force in April 2009 (see Note 6).
Following the futile results of the first interim efficacy analysis of Riquent received in February 2009, BioMarin CF elected not to exercise its full license rights to the Riquent program under the Development Agreement. Thus, the Development Agreement between the parties terminated on March 27, 2009 in accordance with its terms. Pursuant to the Securities Purchase Agreement between the Company and BioMarin Pharma, all of the Company’s preferred shares purchased by BioMarin Pharma were converted into common shares. All rights to Riquent were returned to the Company.
In July 2009, the Company announced that, in light of the alternatives available to the Company at the time, a wind down of the Company’s business would be in the best interests of the Company and its stockholders. Although the Board of Directors (the “Board”) approved a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”) in September 2009, it was subject to approval by holders of at least a majority in voting power of the Company’s outstanding shares. The Company called a special meeting of stockholders to vote on the Plan of Dissolution, but the majority of the Company’s stockholders failed to return their proxy cards or otherwise indicate their votes with respect to this proposal. As a result, the Company was not able to obtain the requisite quorum to conduct business at the special meeting and the special meeting was therefore cancelled.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
On December 4, 2009, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) by and among the Company, Jewel Merger Sub, Inc. (“Merger Sub”) and Adamis Pharmaceuticals Corporation (“Adamis”). The transaction contemplated by the Merger Agreement was structured as a reverse triangular merger, in which Merger Sub, a wholly-owned subsidiary of the Company, would merge with and into Adamis, with Adamis surviving (the “Merger”). On March 3, 2010, the Company and Adamis agreed to terminate the Merger Agreement as a result of the failure of the Company’s stockholders to vote in sufficient quantities for there to be a quorum to hold the stockholders’ meeting to approve the proposals related to the Merger. The solicitation of further votes was cancelled due to the delisting of the Company’s common stock from Nasdaq.
Effective at the open of business on March 4, 2010, the Company’s common stock was suspended and delisted from The NASDAQ Stock Market (“Nasdaq”) and began trading on The Pink OTC Markets, Inc. The delisting was the result of Nasdaq’s determination that the Company had nominal assets, other than cash, and had nominal operations.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of La Jolla Pharmaceutical Company and its wholly-owned subsidiaries, La Jolla Limited, which was incorporated in England in October 2004, and Jewel Merger Sub, Inc., which was incorporated in Delaware in December 2009. There have been no significant transactions related to either subsidiary since their inception. La Jolla Limited was formally dissolved during October 2009 with no resulting accounting consequences.
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
Cash, Cash Equivalents and Short-Term Investments
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments are classified as available-for-sale in accordance with The ASC Topic of Investments. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.
Revenue Recognition

The Company applies the revenue recognition criteria outlined in the ASC Topic of Revenue Recognition. Upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Non-refundable amounts received for substantive milestones are recognized upon achievement of the milestone. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets.

The Company’s sole source of revenue in the consolidated financial statements related to a January 4, 2009 Development Agreement with BioMarin CF which contained multiple potential revenue elements, including non-refundable upfront fees. The Development Agreement was terminated on March 27, 2009 following the failure of the Phase 3 ASPEN trial at which time the Company had no remaining on-going services or performance. The Company recognized $8,125,000 as collaboration revenue upon termination of the Development Agreement.

Impairment of Long-Lived Assets
If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
As a result of the futility determination in the Phase 3 ASPEN trial, the Company discontinued the Riquent Phase 3 ASPEN study and the development of Riquent. Based on these events, the future cash flows from the Company’s Riquent-related patents were no longer expected to exceed their carrying values and the assets became impaired as of December 31, 2008. Accordingly, the Company recorded a non-cash charge for the impairment of long-lived assets of $2,810,000 for the year ended December 31, 2008 to write down the value of the Company’s long-lived assets to their estimated fair values. Impairment charges included $2,061,000 for patents, $724,000 for property and equipment, and $25,000 for licenses. Although no impairment charges were recorded during 2009, the Company sold, disposed of, or wrote off all of its remaining long-lived assets during the year ended December 31, 2009 for a gain of $347,000.
Property and Equipment
Property and equipment is stated at cost and has been depreciated using the straight-line method over the estimated useful lives of the assets (primarily five years). Leasehold improvements and equipment under capital leases are stated at cost and have been depreciated on a straight-line basis over the shorter of the estimated useful life or the lease term.
Property and equipment is comprised of the following (in thousands):

	December 31,
	2009	2008
Laboratory equipment	$—	$6,171
Computer equipment and software	2,186	4,654
Furniture and fixtures	—	477
Leasehold improvements	—	3,275

	2,186	14,577
Less: Accumulated depreciation	(2,186)	(14,220)

	$—	$357

Depreciation expense for the years ended December 31, 2009 and 2008 was $115,000 and $737,000, respectively. Impairment charges of $724,000 during 2008 were reflected as a reduction to the above noted 2008 costs.
Patents
During 2009, all remaining patents were sold, disposed of, or written off.
Prior to 2009, the Company had filed numerous patent applications with the United States Patent and Trademark Office and in foreign countries. Legal costs and expenses incurred in connection with pending patent applications were capitalized. Costs related to issued patents were amortized using the straight-line method over the lesser of the remaining useful life of the related technology or the remaining patent life, commencing on the date the patent was issued.
As a result of the sale, disposal, or write-off of all remaining patents as of December 31, 2009, total issued and pending patent application costs and accumulated amortization were $0 as of December 31, 2009. As of December 31, 2008, total issued patent application costs (net of 2008 impairment charges) and accumulated amortization were $1,159,000 and $1,116,000, respectively. Total pending patent application costs (less 2008 impairment charges) were $207,000 at December 31, 2008. Capitalized costs related to patent applications were charged to operations at the time a determination is made not to pursue such applications or they become impaired. Amortization expense for the years ended December 31, 2009 and 2008 was $2,000 and $245,000, respectively.
Accrued Clinical/Regulatory Expenses
As a result of the Company discontinuing the Riquent Phase 3 ASPEN study and the development of Riquent, all clinical and regulatory activities were ceased and no related accruals were required as of December 31, 2009.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
The Company reviewed and accrued clinical trial and regulatory-related expenses based on work performed, which relied on estimates of total costs incurred based on patient enrollment, completion of studies and other events. The Company followed this method since reasonably dependable estimates of the costs applicable to various stages of a clinical trial could be made.
Share-Based Compensation
Share-based compensation expense for the years ended December 31, 2009 and 2008 was approximately $2,653,000 and $4,422,000, respectively. As of December 31, 2009, there was approximately $976,000 of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. As share-based compensation expense recognized for fiscal years 2009 and 2008 is based on awards ultimately expected to vest, share-based compensation expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 0.8 years.
Deferred charges for options granted to non-employees, other than non-employee directors, are periodically remeasured as the options vest. In December 2008, the Company granted non-qualified stock options to purchase a total of 15,000 shares of common stock to a consultant at an exercise price equal to the fair market value of the stock at the date of the grant. The Company recognized compensation expense for these stock option grants of approximately ($1,000) and $1,000 for the years ended December 31, 2009 and 2008, respectively. In September and October 2007, the Company granted non-qualified stock options to purchase a total of 12,000 shares of common stock to consultants at an exercise price equal to the fair market value of the stock at the date of each grant. For the year ended December 31, 2008, the Company recognized compensation (credit) expense for these stock option grants of approximately ($11,000). No compensation for these stock option grants was recognized during the year ended December 31, 2009.
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
Share-Based Award Valuation and Expense Information
The following table summarizes share-based compensation expense (in thousands) related to employee and director stock options and restricted stock for the years ended December 31, 2009 and 2008, as well as share-based compensation expense related to ESPP purchases for the year ended December 31, 2008:

	December 31,
	2009	2008
Research and development	$632	$1,961
General and administrative	2,021	2,461

Share-based compensation expense included in operating expenses	$2,653	$4,422

For the years ended December 31, 2009 and 2008, the Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
Options:

	December 31,
	2009	2008
Risk-free interest rate	0.6%	3.2%
Dividend yield	0.0%	0.0%
Volatility	295.0%	115.1%
Expected life (years)	5.6	5.6
For the year ended December 31, 2008, the Company estimated the fair value of ESPP purchase rights on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
ESPP:

December 31,
2008
Risk-free interest rate	1.1%
Dividend yield	0.0%
Volatility	99.6%
Expected life	3 months
The weighted-average fair values of options granted were $1.72 and $1.70 for the years ended December 31, 2009 and 2008, respectively. The weighted-average purchase price of shares purchased through the ESPP was $0.95 for the year ended December 31, 2008. No ESPP purchases were made during 2009.
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
The Company used historical stock price volatility as the expected volatility assumption required in the Black-Scholes option-pricing model. The selection of the historical volatility approach was based on the availability of historical stock prices for the duration of the awards’ expected term and the Company’s assessment that historical volatility is more representative of future stock price trends than other available methods.
The expected life of employee and director stock options represents the weighted-average period the stock options are expected to remain outstanding. Using historical option exercise data, the expected life for option grants made during the years ended December 31, 2009 and 2008 was 5.6 years for the new and existing employee grants and the director grants. The expected life for ESPP purchase rights represents the length of each purchase period. Because employees purchase stock quarterly, the expected term for ESPP purchase rights is three months for shares purchased during the year ended December 31, 2008. No ESPP purchases were made during 2009.
Because share-based compensation expense recognized in the Consolidated Statement of Operations for fiscal years 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience for compensation expense recognized for fiscal year 2008. During 2009, forfeitures were estimated based on actual events; primarily the reduction in force that occurred during April 2009 (see Note 6).
Restricted Stock
There was no restricted stock issued during the years ended December 31, 2009 and 2008. In addition, no compensation expense related to restricted stock was recognized during the years ended December 31, 2009 and 2008.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
Restricted Stock Units
On December 31, 2009, the Company granted 2,021,024 restricted stock units (“RSUs”) to the Company’s three remaining employees where each RSU represented a contingent right to receive one share of the Company’s common stock. The RSUs were to vest upon the closing of the Merger, subject to the continued employment of the recipient through the closing date of the Merger. The RSUs were valued at the fair market value of the Company’s common stock on the grant date. The value of the RSUs on December 31, 2009 was $344,000 and no compensation expense for these RSUs was recognized during 2009. As a result of the termination of the Merger in March 2010, the RSUs were cancelled.
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
Because the Company has incurred a net loss for both of the two years presented in the Consolidated Statements of Operations, stock options and warrants are not included in the computation of net loss per share because their effect is anti-dilutive. The shares used to compute basic and diluted net loss per share represent the weighted-average common shares outstanding.
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

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
2. Cash Equivalents and Short-term Investments
As of December 31, 2009, the Company held cash of $4,254,000 and held no available-for-sale securities or short-term investments.
The following is a summary of the Company’s available-for-sale securities as of December 31, 2008 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Realized	Realized	Estimated Fair
	Cost	Gains	Losses	Gains	Losses	Value
December 31, 2008
Money market accounts	$2,686	$—	$—	$—	$—	$2,686
Asset-backed auction rate securities	10,000	—	—	—	(2,270)	7,730
Auction rate security rights	—	—	—	2,270	—	2,270

	$12,686	$—	$—	$2,270	$(2,270)	$12,686

The amortized cost of debt securities held as of December 31, 2008 was adjusted for amortization of premiums and accretion of discounts to maturity. Included in cash and cash equivalents at December 31, 2008 were $2,686,000 of securities classified as available-for-sale which were sold during 2009 to support current operations. As of December 31, 2008, available-for-sale securities and cash equivalents of $2,686,000 had a maturity date of one year or less and $10,000,000 were due after one year.
As of December 31, 2008, the Company’s investment securities consisted of money market funds invested in U.S. Treasury bills and student loan auction rate securities. During 2008, there was insufficient demand at auction for all four of the Company’s auction rate securities. As a result, these securities were not liquid. The Company recorded a realized impairment loss on these securities of $2,270,000 in 2008. The Company’s auction rate securities were classified as short-term investments, and the realized impairment loss was included in the Company’s statement of operations for the year ended December 31, 2008.
During the fourth quarter of 2008, the Company’s broker-dealer, UBS, extended an offer of Auction Rate Securities Rights (“ARS Rights”) to holders of illiquid auction rate securities that were maintained by UBS as of February 13, 2008. The ARS Rights provided the holder with the ability to sell the auction rate securities, along with the ARS Rights, to UBS at the par value of the auction rate securities, during an applicable exercise period. The ARS Rights were not transferable, not tradeable, and were not quoted or listed on any securities exchange or other trading network.
During November 2008, the Company executed a written agreement with UBS to participate in the ARS Rights program for all $10,000,000 of its outstanding auction rate securities, all of which were maintained by UBS. ARS Rights represent an asset akin to a put option, whereby the Company has the right to ‘put’ the auction rate securities back to the broker-dealer during the exercise period for a payment equal to the par value of the auction rate securities. As of December 31, 2008, the fair value of the ARS Rights were recorded as a realized gain of $2,270,000 and a corresponding short-term investment. The realized gain from recording the ARS Rights fully offset the realized impairment loss on auction rate securities that was recorded during 2008. During January 2009, all of the Company’s auction rate securities were sold to UBS at par value of $10,000,000 pursuant to the ARS Rights agreement.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
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
As of December 31, 2009, cash and cash equivalents were comprised of cash in checking accounts. The Company held no investments as of December 31, 2009.
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
Under the terms of the Development Agreement, BioMarin CF paid the Company a non-refundable commencement payment of $7,500,000 and, through BioMarin Pharma, paid $7,500,000 for a newly designated series of preferred stock (the “Series B-1 Preferred Stock”), pursuant to a related securities purchase agreement described more fully below. The stated amount paid for the preferred stock was $625,000 in excess of its fair value, such amount was accounted for as additional consideration paid for the development arrangement.
Following the futile results of the first interim efficacy analysis of Riquent received in February 2009, BioMarin CF elected not to exercise its full license rights to the Riquent program under the Development Agreement. Thus, the Development Agreement between the parties terminated on March 27, 2009 in accordance with its terms. All rights to Riquent were returned to the Company. Accordingly, the $8,125,000 related to the Development Agreement was recorded as revenue in the quarter ended March 2009.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
In connection with the Development Agreement, the Company also entered into a securities purchase agreement, dated as of January 4, 2009 with BioMarin Pharma. In accordance with the terms of the agreement, on January 20, 2009, the Company sold 339,104 shares of Series B-1 Preferred Stock at a price per share of $22.1171 and received $7,500,000 which was in excess of the fair value of the preferred stock. On March 27, 2009, in connection with the termination of the Development Agreement, the Series B-1 Preferred Stock converted into 10,173,120 shares of Common Stock pursuant to the terms of the securities purchase agreement. The premium over the fair value of the stock issued of $625,000 was added to the value of the Development Agreement.
5. Commitments
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
In addition, the Company early terminated its operating leases during the quarter ended June 30, 2009, and as a result paid a termination fee of $100,000 in September 2009. There were no material operating leases remaining as of December 31, 2009.
Rent expense under all operating leases totaled $590,000 and $900,000 for the years ended December 31, 2009 and 2008, respectively. The Company held no equipment acquired under capital leases as of December 31, 2009. Equipment acquired under capital leases included in property and equipment as of December 31, 2008 totaled $43,000 (net of accumulated amortization of $12,000) and amortization expense associated with this equipment was included in depreciation and amortization expense.
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
On December 4, 2009, the Company entered into Retention and Separation Agreements and General Release of All Claims (the “Retention Agreements”) with its two remaining officers (the “Remaining Officers”). The Retention Agreements supersede the severance provisions of the employment agreements with the Remaining Officers that were effective prior to the signing of the Retention Agreements (the “Prior Employment Agreements”), but otherwise the terms of the Prior Employment Agreements remain in full force and effect. The Retention Agreements do not alter the amount of severance that was to be awarded under the Prior Employment Agreements, but rather changes the event that trigger such payments.
Pursuant to the Retention Agreements, on December 18, 2009 the Company paid a total of $269,000, less applicable withholding taxes, to the Remaining Officers (the “Retention Payments”). If the Remaining Officers voluntarily resigned their employment prior to the earlier to occur of (a) the closing of the Merger and (b) March 31, 2010, they were to immediately repay the Retention Payments to the Company. The date under (a) and (b) shall be referred to as the “Separation Date.” The unearned portion of the paid Retention Payments, including related employer taxes, of $222,000 was deferred as of December 31, 2009.
Under the Retention Agreements, each of the Remaining Officers agreed to execute an amendment to the Retention Agreements (the “Amendment”) on or about the Separation Date to extend and reaffirm the promises and covenants made by them in the Retention Agreements through the Separation Date. The Retention Agreements provided for severance payments totaling $538,000, less applicable withholding taxes (the “Severance Payments”) payable in a lump sum on the eighth day after the Remaining Officers signed the Amendment.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
The earned portion of the Severance Payments, including related employer taxes, of $94,000 was accrued as of December 31, 2009.
In April 2010, the Compensation Committee of the Board confirmed that pursuant to the terms of the Retention Agreements, the Retention Payments and Severance Payments were earned as of March 31, 2010 and agreed that the existing employment terms would remain in effect beyond March 31, 2010. As an incentive to retain the current Named Executive Officers to pursue a strategic transaction such as a merger, license agreement, third party collaboration or wind down of the Company, the Compensation Committee also approved a retention bonus for a total of up to approximately $600,000, depending on the type of strategic transaction completed.
7. Settlement of Liabilities
During the year ended December 31, 2009, the Company negotiated settlements related to accounts payable obligations and accrued liabilities with a majority of its vendors. These negotiations resulted in reductions to accounts payable obligations and accrued liabilities from those amounts originally invoiced and accrued of approximately $2,743,000 for the year ended December 31, 2009, which were recorded as expense reductions upon the execution of the settlement agreements. As a result of these settlements, during the year ended December 31, 2009 there were decreases of $2,597,000 and $146,000 to research and development and general and administrative expenses, respectively.
In April 2009, the Company settled its notes payable obligations at face value. No notes payable obligations exist as of December 31, 2009.
8. Stockholders’ Equity
Preferred Stock
As of December 31, 2009, the Company’s Board of Directors is authorized to issue 8,000,000 shares of preferred stock with a par value of $0.01 per share, in one or more series.
The Company’s Certificate of Designation filed with the Secretary of State of the State of Delaware designated 500,000 shares of preferred stock as nonredeemable Series A Junior Participating Preferred Stock. These shares were potentially issuable under the Company’s Stockholder Rights Plan, which was terminated in September 2009.
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
As of December 31, 2009, all of the warrants were outstanding and 8,303,700 shares of common stock are reserved for issuance upon exercise of the warrants.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
Stock Option Plans
In June 1994, the Company adopted the La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (the “1994 Plan”) under which, as amended, 1,640,000 shares of common stock (post-reverse stock split) were authorized for issuance. The 1994 Plan expired in June 2004 and there were 474,504 options outstanding under the 1994 Plan as of December 31, 2009.
In May 2004, the Company adopted the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (the “2004 Plan”) under which, as amended, 6,400,000 shares of common stock (post-reverse stock split) have been authorized for issuance. The 2004 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to employees, directors, consultants and advisors of the Company with up to a 10-year contractual life and various vesting periods as determined by the Company’s compensation committee or the board of directors, as well as automatic fixed grants to non-employee directors of the Company. As of December 31, 2009, there were a total of 3,034,063 options outstanding and 2,021,024 RSUs outstanding. As of December 31, 2009, 1,065,694 shares remained available for future grant under the 2004 Plan.
A summary of the Company’s stock option activity and related data follows:

	Outstanding Options
		Weighted-
	Number of	Average
	Shares	Exercise Price
Balance at December 31, 2007	4,809,576	$8.56
Granted	1,481,900	$2.02
Exercised	(1,097)	$2.51
Forfeited / Expired	(663,418)	$8.91

Balance at December 31, 2008	5,626,961	$6.80
Granted	691,875	$1.73
Forfeited / Expired	(2,810,268)	$5.31

Balance at December 31, 2009	3,508,568	$6.99

As of December 31, 2009, options exercisable have a weighted-average remaining contractual term of 6.0 years. No stock option exercises occurred during the year ended December 31, 2009. The total intrinsic value of stock option exercises, which is the difference between the exercise price and closing price of the Company’s common stock on the date of exercise, during the year ended December 31, 2008 was $2,000. As of December 31, 2009 and 2008, the total intrinsic value, which is the difference between the exercise price and closing price of the Company’s common stock of options outstanding and exercisable, was $0.

	Years Ended December 31,
	2009		2008
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Exercisable at end of year	3,175,233	$7.47	3,522,747	$9.08
Weighted-average fair value of options granted during the year	$1.72		$1.70

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
Exercise prices and weighted-average remaining contractual lives for the options outstanding (excluding shares of restricted stock) as of December 31, 2009 were:

		Weighted-			Weighted-
		Average			Average
		Remaining	Weighted-		Exercise
		Contractual	Average		Price of
Options	Range of	Life	Exercise	Options	Options
Outstanding	Exercise Prices	(in years)	Price	Exercisable	Exercisable
560,000	$0.64 – $1.82	8.71	$1.61	425,104	$1.67
539,498	$1.87 – $3.08	7.40	$2.60	374,393	$2.62
422,000	$3.23 – $3.99	6.52	$3.67	422,000	$3.67
475,105	$4.20 – $4.46	6.10	$4.36	475,105	$4.36
810,000	$5.26	6.20	$5.26	776,666	$5.26
356,094	$5.47 – $18.75	4.67	$11.11	356,094	$11.11
262,872	$19.00 – $35.25	2.24	$27.56	262,872	$27.56
15,999	$35.50	1.95	$35.50	15,999	$35.50
8,000	$36.75	1.13	$36.75	8,000	$36.75
58,999	$38.25	1.55	$38.25	58,999	$38.25

3,508,567	$0.64 – $38.25	6.25	$6.99	3,175,232	$7.47

At December 31, 2009, the Company has reserved 4,574,261 shares of common stock for future issuance upon exercise of options granted or to be granted under the 1994 and 2004 Plans.
Restricted Stock Units
Under the 2004 Plan, the Company granted 2,021,024 RSUs to the Company’s three remaining employees on December 31, 2009, where each RSU represents a contingent right to receive one share of the Company’s common stock. The RSUs were to vest upon the closing of the Merger, subject to the continued employment of the recipient through the closing date of the Merger. As a result of the termination of the Merger in March 2010, the RSUs were cancelled.
Stock-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant. The grant date intrinsic value of awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods. The weighted average grant date intrinsic value was $0.17 per RSU. No stock-based compensation expense related to these RSUs was recognized during 2009.
A summary of the Company’s RSU activity and related data follows:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Restricted stock units outstanding at December 31, 2008	—	$—
Granted	2,021,024	$0.17

Restricted stock units outstanding at December 31, 2009	2,021,024	$0.17
As of December 31, 2009, 2,021,024 shares of common stock are reserved for issuance upon vesting of the RSUs.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
Employee Stock Purchase Plan
Effective August 1, 1995, the Company adopted the ESPP under which, as amended, 850,000 shares of common stock are reserved for sale to eligible employees, as defined in the ESPP. Employees may purchase common stock under the ESPP every three months (up to but not exceeding 10% of each employee’s base salary, or hourly compensation, and any cash bonus paid, subject to certain limitations) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months. No shares of common stock were issued under the ESPP during the year ended December 31, 2009 and 303,937 shares of common stock were issued under the ESPP during the year ended December 31, 2008. As of December 31, 2009, 833,023 shares of common stock have been issued under the ESPP and 16,977 shares of common stock are available for future issuance.

Year Ended
December 31,
2008
Weighted-average fair value of Employee Stock Purchase Plan purchases	$0.71
Stockholder Rights Plan
The Company had adopted a Stockholder Rights Plan (the “Rights Plan”), which was amended and restated in December 2008, subsequently amended in January 2009 and terminated in September 2009. Among other provisions, the Rights Plan provided for a dividend of one right (a “Right”) to purchase fractions of shares of the Company’s Series A Preferred Stock for each share of the Company’s common stock.
9. 401(k) Plan
The Company had a 401(k) defined contribution retirement plan (the “401(k) Plan”), which was terminated in March 2009. The Company did not match employee contributions or otherwise contribute to the 401(k) Plan.
10. Income Taxes
The ASC Topic of Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of the date of adoption. As of December 31, 2009 and 2008, the total liability for unrecognized tax benefits was $45,000 and $0, respectively, and is included in current liabilities.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Amount
Unrecognized tax benefits balance at December 31, 2008	$—
Increases related to current and prior year tax positions	45
Settlements and lapses in statutes of limitations	—

Unrecognized tax benefits balance at December 31, 2009	$45

Included in the balance of unrecognized tax benefits at December 31, 2009 are $45,000 of tax benefits that, if recognized, would affect the effective tax rate.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1995 and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and research and development credits.
The Company has not completed its Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. The Company does not presently plan to complete its Section 382/383 analysis and unless and until this analysis has been completed, the Company has removed the deferred tax assets for net operating losses and research and development credits generated through 2009 from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance.
At December 31, 2009, the Company had federal and California income tax net operating loss carryforwards of approximately $360,563,000 and $223,465,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes. In addition, the Company has federal and California research and development tax credit carryforwards of $16,372,000 and $10,050,000, respectively. The federal net operating loss, research tax credit carryforwards and California net operating loss carryforwards will begin to expire in 2010 unless previously utilized. The California research and development credit carryforwards will carry forward indefinitely until utilized. In February 2009, the Company experienced a change in ownership at a time when its enterprise value was minimal. As a result of this ownership change and the low enterprise value, the Company’s federal and California net operating loss carryforwards and federal research and development credit carryforwards as of December 31, 2009 will be subject to limitation under IRC Section 382/383 and more likely than not will expire unused.
Significant components of the Company’s deferred tax assets as of December 31, 2009 and 2008 are listed below. A valuation allowance of $12,881,000 and $14,330,000 at December 31, 2009 and 2008, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. Amounts are shown in thousands as of December 31 of the respective years (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$—	$—
Research and development credits	—	—
Capitalized research and development and other	12,881	14,330

Total deferred tax assets	12,881	14,330

Net deferred tax assets	12,881	14,330
Valuation allowance for deferred tax assets	(12,881)	(14,330)

Net deferred taxes	$—	$—

Income taxes computed by applying the U.S. Federal Statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the statement of operations as follows (in thousands):

	2009	2008
Tax benefit at statutory federal rate	$(3,022)	$(21,999)
State tax benefit, net of federal	(496)	(3,612)
Generation of research and development credits	(347)	(1,461)
Expired tax attributes	4,347	3,069
Removal of net operating losses and research and development credits	767	19,696
Stock compensation expense	281	733
Other	(81)	166
Change in valuation allowance	(1,449)	3,408

	$—	$—

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
11. Subsequent Events
On March 3, 2010, the Company and Adamis agreed to terminate the Merger Agreement as a result of the failure of the Company’s stockholders to vote in sufficient quantities for there to be a quorum to hold the stockholders’ meeting to approve the proposals related to the Merger. The solicitation of further votes was cancelled due to the Company’s delisting from Nasdaq.
As a result of the termination of the Merger with Adamis, the RSUs granted in December 2009 were cancelled in March 2010.
Effective at the open of business on March 4, 2010, the Company’s common stock was suspended and delisted from Nasdaq and began trading on The Pink OTC Markets, Inc. The delisting was the result of Nasdaq’s determination that the Company had nominal assets, other than cash, and had nominal operations.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
12. Selected Quarterly Financial Data (unaudited)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2009 and 2008 (in thousands except per share amounts):

	Quarters Ended
	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,
2009
Revenue from collaborative agreement:	$8,125	$—	$—	$—

Expenses:
Research and development	9,893	(85)	(240)	8
General and administrative	2,487	2,124	992	1,590

Total expenses	12,380	2,039	752	1,598

Loss from operations	(4,255)	(2,039)	(752)	(1,598)

Interest and other income (expense), net	3	(4)	54	(43)

Net loss	$(4,252)	$(2,043)	$(698)	$(1,641)

Basic and diluted net loss per share	$(0.08)	$(0.03)	$(0.01)	$(0.02)

Shares used in computing basic and diluted net loss per share	56,115	65,723	65,723	65,723

2008
Expenses:
Research and development	$11,338	$12,732	$14,099	$12,856
General and administrative	1,906	2,069	2,791	2,936
Asset impairment				2,810

Loss from operations	(13,244)	(14,801)	(16,890)	(18,602)

Interest income (expense), net	(393)	(134)	(244)	1,454

Net loss	$(13,637)	$(14,935)	$(17,134)	$(17,148)

Basic and diluted net loss per share	$(0.34)	$(0.31)	$(0.31)	$(0.31)

Shares used in computing basic and diluted net loss per share	39,631	48,252	55,327	55,423

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization, by and among La Jolla Pharmaceutical Company, Adamis Pharmaceuticals Corporation and Jewel Merger Sub, Inc., dated as of December 4, 2009 (16)

3.1	Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4.1	Form of Common Stock Certificate (3)

10.1	Form of Indemnification Agreement (4)*

10.2	La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (Amended and Restated as of May 16, 2003) (5)*

10.3	La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (Amended and Restated as of June 20, 2008) (6)*

10.4	La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (Amended and Restated as of June 20, 2008) (6)*

10.5	Form of Option Grant under the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (6)*

10.6	Amended and Restated Employment Agreement, dated February 23, 2006, by and between the Company and Josefina Elchico (1)*

10.7	Amended and Restated Employment Agreement, dated February 23, 2006, by and between the Company and Gail Sloan (1)*

10.8	Chief Executive Officer Employment Agreement, dated March 15, 2006, by and between the Company and Deirdre Y. Gillespie, M.D. (7)*

10.9	Employment Offer Letter, dated July 10, 2006 and executed July 14, 2006, by and between the Company and Michael Tansey, M.D. (8)*

10.10	Employment Agreement, dated December 4, 2006, by and between the Company and Michael Tansey, M.D. (9)*

10.11	Executive Employment Agreement, dated May 10, 2007, by and between the Company and Niv Caviar (10)*

10.12	First Amendment to Chief Executive Officer Employment Agreement, dated July 31, 2007, by and between the Company and Deirdre Y. Gillespie (11)*

10.13	Employment Offer Letter, dated March 4, 2008, by and between the Company and Luke Seikkula (12)*

10.14	Underwriting Agreement, dated as of May 6, 2008, between the Company and UBS Securities, LLC and Canaccord Adams, Inc. (13)

10.15	Form of Warrant Agreement (13)

Exhibit Number	Description
10.16	Employment Offer Letter, dated March 4, 2008, by and between the Company and Lisa Koch-Hulle (14)*

10.17	First Amendment to Executive Employment Agreement, dated December 24, 2008, by and between the Company and Gail Sloan.(14)*

10.18	First Amendment to Executive Officer Employment Agreement, dated December 24, 2008, by and between the Company and Niv Caviar.(14)*

10.19	First Amendment to Employment Offer Letter, dated December 26, 2008, by and between the Company and Vicki Motte.(14)*

10.20	First Amendment to Employment Offer Letter, dated December 26, 2008, by and between the Company and Luke Seikkula.(14)*

10.21	First Amendment to Executive Employment Agreement, dated December 29, 2008, by and between the Company and Josefina Elchico.(14)*

10.22	First Amendment to Employment Offer Letter, dated December 29, 2008, by and between the Company and Lisa Koch-Hulle.(14)*

10.23	First Amendment to Executive Employment Agreement, dated December 30, 2008, by and between the Company and Michael Tansey.(14)*

10.24	Second Amendment to Chief Executive Officer Employment Agreement, dated December 31, 2008, by and between the Company and Deirdre Gillespie.(14)*

10.25	Development and Commercialization Agreement, dated as of January 4, 2009, by and between the Company and BioMarin CF Limited (15)†

10.26	Securities Purchase Agreement, dated as of January 4, 2009, by and between the Company and BioMarin Pharmaceutical Inc.(15)†

10.27	Amendment No. 1 to Development and Commercialization Agreement, dated as of January 4, 2009, by and between the Company and BioMarin CF Limited (15)

10.28	Amendment No. 1 to Securities Purchase Agreement, dated as of January 4, 2009, by and between the Company and BioMarin Pharmaceutical Inc.(15)

10.29	Retention and Separation Agreement and General Release of All Claims, dated December 4, 2009, by and between the Company and Deirdre Y. Gillespie, M.D. (16)*

10.30	Retention and Separation Agreement and General Release of All Claims, dated December 4, 2009, by and between the Company and Gail A. Sloan (16)*

10.31	Form of Voting Agreement (16)

21.1	Subsidiaries of La Jolla Pharmaceutical Company **

23.1	Consent of Independent Registered Public Accounting Firm **

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	This exhibit is a management contract or compensatory plan or arrangement.

**	Filed herewith.

†	Confidential treatment for certain provisions of this exhibit.

(1)	Previously filed with the Company’s Current Report on Form 8-K filed March 1, 2006 and incorporated by reference herein.

(2)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(3)	Previously filed with the Company’s Registration Statement on Form S-3 (Registration No. 333-131246) filed January 24, 2006 and incorporated by reference herein.

(4)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated by reference herein.

(5)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein.

(6)	Previously filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-151825) filed June 20, 2008 and incorporated by reference herein.

(7)	Previously filed with the Company’s Current Report on Form 8-K filed March 20, 2006 and incorporated by reference herein.

(8)	Previously filed with the Company’s Current Report on Form 8-K filed July 18, 2006 and incorporated by reference herein.

(9)	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated by reference herein.

(10)	Previously filed with the Company’s Current Report on Form 8-K filed May 10, 2007 and incorporated by reference herein.

(11)	Previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-76480) filed June 3, 1994 and incorporated by reference herein.

(12)	Previously filed with the Company’s Current Report on Form 8-K filed March 4, 2008 and incorporated by reference herein.

(13)	Previously filed with the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated by reference herein.

(14)	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference herein.

(15)	Previously file with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated by reference herein.

(16)	Previously filed with the Company’s Current Report on Form 8-K filed on December 7, 2009 and incorporated by reference herein.