Form 10-Q
period 2010-03-31
LA JOLLA PHARMACEUTICAL CO
filed 2010-05-21
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 3, 2010 was 65,722,648.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS — UNAUDITED
LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$3,627	$4,254
Prepaids and other current assets	81	586

Total current assets	3,708	4,840

Total assets	$3,708	$4,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84	$125
Accrued expenses	302	323
Accrued payroll and related expenses	647	173

Total current liabilities	1,033	621

Commitments

Stockholders’ equity:
Common stock	657	657
Additional paid-in capital	428,106	427,883
Accumulated deficit	(426,088)	(424,321)

Total stockholders’ equity	2,675	4,219

Total liabilities and stockholders’ equity	$3,708	$4,840

Note:	The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles.
See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009

Revenue from collaboration agreement	$—	$8,125

Expenses:
Research and development	—	9,893
General and administrative	1,767	2,487

Total expenses	1,767	12,380

Loss from operations	(1,767)	(4,255)

Interest income	—	12
Interest expense	—	(9)

Net loss	$(1,767)	$(4,252)

Basic and diluted net loss per share	$(0.03)	$(0.08)

Shares used in computing basic and diluted net loss per share	65,723	56,115

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Operating activities:
Net loss	$(1,767)	$(4,252)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	—	74
Share-based compensation expense	223	542
Change in operating assets and liabilities:
Prepaids and other current assets	505	(776)
Accounts payable	(41)	5,145
Accrued clinical/regulatory expenses	—	(3,048)
Accrued expenses	(21)	(677)
Accrued payroll and related expenses	474	281

Net cash used for operating activities	(627)	(2,711)

Investing activities:
Sales of short-term investments	—	10,000
Additions to property and equipment	—	(18)
Increase in patent costs and other assets	—	(3)

Net cash provided by investing activities	—	9,979

Financing activities:
Net proceeds from issuance of preferred stock	—	6,810
Payments on credit facility	—	(5,933)
Payments on obligations under notes payable	—	(27)
Payments on obligations under capital leases	—	(2)

Net cash provided by financing activities	—	848

Net (decrease) increase in cash and cash equivalents	(627)	8,116
Cash and cash equivalents at beginning of period	4,254	9,447

Cash and cash equivalents at end of period	$3,627	$17,563

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2010
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of La Jolla Pharmaceutical Company and its wholly-owned subsidiaries La Jolla Limited (dissolved in October 2009) and Jewel Merger Sub, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the restructuring costs — see Note 6 for further details) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2010. For more complete financial information, these unaudited condensed consolidated financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
Following the negative results of the Riquent® Phase 3 ASPEN trial that were received in February 2009, the Company recorded a significant charge for the impairment of its Riquent assets, including the Riquent-related patents, and the Company may not realize any significant value from the Riquent program in the future. Additionally, although the Company has recently engaged consultants to determine whether there is any potential for the further development of Riquent, there is a substantial risk that Riquent may not be a candidate for further development and the Company may not successfully enter into any strategic transactions, which may include mergers, license agreements or third party collaborations to develop new products, or potentially Riquent. Even if the Company determines to pursue one or more of these alternatives, it may be unable to do so on acceptable terms. Any such transactions are likely to be highly dilutive to the Company’s existing stockholders and may deplete its limited remaining capital resources.
The Company has a history of recurring losses from operations and, as of March 31, 2010, the Company had no revenue sources, an accumulated deficit of $426,088,000, and available cash and cash equivalents of $3,627,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business and this does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
In February 2009, the Company announced that an Independent Monitoring Board for the Riquent Phase 3 ASPEN study had completed its review of the first interim efficacy analysis of Riquent and determined that continuing the study was futile. Based on these results, the Company immediately discontinued the Riquent Phase 3 ASPEN study and the development of Riquent. The Company had previously devoted substantially all of its research, development and clinical efforts and financial resources toward the development of Riquent. In connection with the termination of the clinical trials for Riquent, the Company significantly reduced its operating costs, ceased all Riquent manufacturing and regulatory activities and completed a reduction in force in April 2009 (see Note 6).

On December 4, 2009, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) by and among the Company, Jewel Merger Sub, Inc. (“Merger Sub”) and Adamis Pharmaceuticals Corporation (“Adamis”). The transaction contemplated by the Merger Agreement was structured as a reverse triangular merger, in which Merger Sub, a wholly-owned subsidiary of the Company, would merge with and into Adamis, with Adamis surviving (the “Merger”). On March 3, 2010, the Company and Adamis agreed to terminate the Merger Agreement as a result of the failure of the Company’s stockholders to vote in sufficient quantities for there to be a quorum to hold the stockholders’ meeting to approve the proposals related to the Merger. The solicitation of further votes was cancelled due to the delisting of the Company’s common stock from The NASDAQ Stock Market (“Nasdaq”).
Effective at the open of business on March 4, 2010, the Company’s common stock was suspended and delisted from Nasdaq and began trading on The Pink OTC Markets, Inc. and has since transitioned to the OTC Bulletin Board.
In light of the Company’s apparent inability to complete a strategic transaction that requires stockholder approval, the Company’s current business operations are focused on evaluating the options available to the Company to maximize the value of its assets, which may include the following:
•	Sell or out-license the Riquent program, although the Company may not receive any significant value upon any such sale or license;

•	Pursue potential other strategic transactions for new technologies, which could include mergers, license agreements or other collaborations, with third parties where the Company acquires new compounds for development and seeks additional capital;

•	Implement a wind down of the Company if other alternatives are not deemed viable and in the best interests of the Company; or

•	Raise additional capital from third parties to develop existing assets and/or acquire new assets for development.
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
Recent Accounting Pronouncements
There were no accounting pronouncements adopted by the Company or issued during the three months ended March 31, 2010 that had a material effect on the unaudited condensed consolidated financial statements or that are reasonably certain to have a material impact on the unaudited condensed consolidated financial statements in future periods.

Revenue Recognition
The Company applies the revenue recognition criteria outlined in the ASC Topic of Revenue Recognition. Upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Non-refundable amounts received for substantive milestones are recognized upon achievement of the milestone. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue.
The Company’s sole source of revenue in the unaudited condensed consolidated financial statements related to a January 4, 2009 Development Agreement with BioMarin CF, a wholly owned subsidiary of BioMarin Pharmaceutical Inc. (“BioMarin Pharma”) which contained multiple potential revenue elements, including non-refundable upfront fees. The Development Agreement was terminated on March 27, 2009 following the failure of the Phase 3 ASPEN trial, at which time the Company had no remaining on-going services or performance. The Company recognized $8,125,000 as collaboration revenue upon termination of the Development Agreement during the three months ended March 31, 2009.
Impairment of Long-Lived Assets
If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows.
As a result of the futility determination in the Riquent Phase 3 ASPEN trial, the Company discontinued the Phase 3 ASPEN study and the development of Riquent. Based on these events, the future cash flows from the Company’s Riquent-related patents were no longer expected to exceed their carrying values and the assets became impaired as of December 31, 2008. Accordingly, the Company recorded a non-cash charge for the impairment of long-lived assets for the year ended December 31, 2008 to write down the value of the Company’s patents, property and equipment and licenses to their estimated fair values. Although no impairment charges were recorded during 2009, the Company sold, disposed of, or wrote off all of its remaining long-lived assets during the year ended December 31, 2009.
Accrued Clinical/Regulatory Expenses
As a result of the discontinuation of the Riquent Phase 3 ASPEN study and the development of Riquent, all clinical and regulatory activities were ceased and no related accruals were required as of March 31, 2010.
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

Because the Company has incurred a net loss for both periods presented in the unaudited condensed consolidated statements of operations, stock options and warrants are not included in the computation of net loss per share because their effect is anti-dilutive. The shares used to compute basic and diluted net loss per share represent the weighted-average common shares outstanding.
The following table shows the number of stock options and warrants that were excluded from the calculation of EPS as of March 31, 2010 and 2009 because their effect was anti-dilutive:

	March 31,
	2010	2009
Stock options	3,430,471	5,902,079
Warrants	8,303,700	8,303,700

Total anti-dilutive shares	11,734,171	14,205,779

3. Cash and Cash Equivalents
As of March 31, 2010 and 2009, cash and cash equivalents were comprised of cash in checking accounts.
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
Under the terms of the Development Agreement, BioMarin CF paid the Company a non-refundable commencement payment of $7,500,000 and, through BioMarin Pharma, paid $7,500,000 for a newly designated series of preferred stock (the “Series B-1 Preferred Stock”), pursuant to a related securities purchase agreement described more fully below. The stated amount paid for the preferred stock was $625,000 in excess of its fair value; such amount was accounted for as additional consideration paid for the development arrangement.
Following the futile results of the first interim efficacy analysis of the Riquent Phase 3 ASPEN study received in February 2009, BioMarin CF elected not to exercise its full license rights to the Riquent program under the Development Agreement. Thus, the Development Agreement between the parties terminated on March 27, 2009 in accordance with its terms. All rights to Riquent were returned to the Company. Accordingly, the $8,125,000 related to the Development Agreement was recorded as revenue in the quarter ended March 2009.
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

5. Stockholders’ Equity
Share-Based Compensation
In June 1994, the Company adopted the La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (the “1994 Plan”), under which, as amended, 1,640,000 shares of common stock were authorized for issuance. The 1994 Plan expired in June 2004 and there were 411,408 options outstanding under the 1994 Plan as of March 31, 2010.
In May 2004, the Company adopted the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (the “2004 Plan”), under which, as amended, 6,400,000 shares of common stock have been authorized for issuance. The 2004 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to employees, directors, consultants and advisors of the Company with up to a 10-year contractual life and various vesting periods as determined by the Company’s Compensation Committee or the Board of Directors, as well as automatic fixed grants to non-employee directors of the Company. As of March 31, 2010, there were a total of 3,019,063 options outstanding under the 2004 Plan and 3,101,718 shares remained available for future grant.
In August 1995, the Company adopted the La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (the “ESPP”), under which, as amended, 850,000 shares of common stock are reserved for sale to eligible employees, as defined in the ESPP. Employees may purchase common stock under the ESPP every three months (up to but not exceeding 10% of each employee’s base salary or hourly compensation, and any cash bonus paid, subject to certain limitations) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months. As of March 31, 2010, 833,023 shares of common stock have been issued under the ESPP and 16,977 shares of common stock are available for future issuance.
Share-based compensation expense for the three-month periods ended March 31, 2010 and 2009 was $223,000 and $542,000, respectively. As of March 31, 2010, there was $409,000 of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a weighted-average period of 1.1 years.
The following table summarizes share-based compensation expense related to employee and director stock options by expense category (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Research and development	$—	$66
General and administrative	223	476

Share-based compensation expense included in operating expenses	$223	$542

The Company determines the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of employee and director stock options granted by the Company is determined using an option-pricing model, that value may not be indicative of the fair value observed in a willing-buyer/willing-seller market transaction.

The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

March 31,
2009
Options:
Risk-free interest rate	0.6%
Dividend yield	0.0%
Volatility	295.0%
Expected life (years)	5.6
The weighted-average fair value of options granted was $1.72 for the three months ended March 31, 2009. There were no option grants during the three months ended March 31, 2010. There were no purchases under the ESPP for the three months ended March 31, 2010 and 2009.
A summary of the Company’s stock option activity and related data for the three months ended March 31, 2010 follows:

	Outstanding Options
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Balance at December 31, 2009	3,508,568	$6.99
Granted	—	$—
Forfeited / Expired	(78,097)	$11.62

Balance at March 31, 2010	3,430,471	$6.88

Restricted Stock Units
Under the 2004 Plan, the Company granted 2,021,024 restricted stock units (“RSUs”) to the Company’s three employees on December 31, 2009, where each RSU represents a contingent right to receive one share of the Company’s common stock. The RSUs were to vest upon the closing of the Merger, subject to the continued employment of the recipient through the closing date of the Merger. As a result of the termination of the Merger in March 2010, the RSUs were cancelled.
Stock-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant. The grant date intrinsic value of awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods. The weighted average grant date intrinsic value was $0.17 per RSU. Due to their cancellation, no stock-based compensation expense related to the RSUs was recognized during the three months ended March 31, 2010.

A summary of the Company’s RSU activity and related data follows:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
Restricted stock units outstanding at December 31, 2009	2,021,024	$0.17
Cancelled	(2,021,024)	$0.17

Restricted stock units outstanding at March 31, 2010	—	$—

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
On December 4, 2009, the Company entered into Retention and Separation Agreements and General Release of All Claims (the “Retention Agreements”) with its Chief Executive Officer and Vice President of Finance (the “Officers”). The Retention Agreements supersede the severance provisions of the employment agreements with the Officers that were effective prior to the signing of the Retention Agreements (the “Prior Employment Agreements”), but otherwise the terms of the Prior Employment Agreements remain in full force and effect. The Retention Agreements do not alter the amount of severance that was to be awarded under the Prior Employment Agreements, but rather changes the events that triggers such payments.
Pursuant to the Retention Agreements, on December 18, 2009 the Company paid a total of $269,000, less applicable withholding taxes, to the Officers (the “Retention Payments”). If the Officers were to voluntarily resign their employment prior to the earlier to occur of (a) the closing of the Merger with Adamis and (b) March 31, 2010, they were to immediately repay the Retention Payments to the Company. The date under (a) and (b) shall be referred to as the “Separation Date.” Neither of the Officers resigned prior to March 31, 2010 and the Merger never closed, so each Officer is entitled to keep the full amount of her respective Retention Payment.
Under the Retention Agreements, each of the Officers agreed to execute an amendment to the Retention Agreements (the “Amendment”) on or about the Separation Date to extend and reaffirm the promises and covenants made by them in the Retention Agreements through the Separation Date. The Retention Agreements provided for severance payments totaling $538,000, less applicable withholding taxes (the “Severance Payments”), payable in a lump sum on the eighth day after the Officers signed the Amendment.
In April 2010, the Compensation Committee of the Board confirmed that, pursuant to the terms of the Retention Agreements, the Retention Payments and Severance Payments were earned as of March 31, 2010 and agreed that the existing employment terms would remain in effect beyond March 31, 2010. The Retention Payments of $268,000 that were paid in December 2009 were fully earned as of March 31, 2010, of which $222,000 was charged to general and administrative expense for the quarter ended March 31, 2010 and $46,000 was charged to general and administrative expense for the year ended December 31, 2009. The fully-earned Severance Payments, including related employer taxes of $550,000, were accrued as of March 31, 2010 and are expected to be paid during the second quarter of 2010. Of the $550,000 that was accrued as of March 31, 2010, $456,000 was charged to general and administrative expense for the quarter ended March 31, 2010 and $94,000 was charged to general and administrative expense for the year ended December 31, 2009.

As an incentive to retain the Officers to pursue a strategic transaction such as a merger, license agreement, financing, third party collaboration or wind down of the Company, the Compensation Committee approved retention bonuses for a total of up to approximately $600,000, depending on the type of strategic transaction completed.
7. Commitments and Contingencies
As of March 31, 2010, there were no material operating leases, notes payable, purchase commitments, or capital leases.
The Company renewed certain of its liability insurance policies in March 2010 covering future periods.
In January 2009, the amount outstanding on the credit facility of $5,933,000 was settled in full and the credit facility agreement was terminated.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The forward-looking statements in this report involve significant risks, assumptions and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. Accordingly, you should not rely upon forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements are subject to the risks, uncertainties and other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2009, and in other reports and registration statements that we file with the Securities and Exchange Commission from time to time and as updated in Part II, Item 1A. “Risk Factors” contained in this Quarterly Report on Form 10-Q. We expressly disclaim any intent to update forward-looking statements.
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
In light of our inability to complete a strategic transaction that requires stockholder approval in the last year, our current business operations are focused on evaluating the options available to us to maximize the value of our assets, which may include the following:
•	Sell or out-license our Riquent program, although we may not receive any significant value upon such a sale or license;
•	Pursue potential other strategic transactions, which could include mergers, license agreements or other collaborations, with third parties where we seek new compounds for development and seek additional capital;
•	Implement a wind down of the Company if other alternatives are not deemed viable and in the best interests of the Company; or
•	Raise additional capital from third parties to develop existing assets and/or acquire new assets for development.

Following the negative results of the ASPEN trial, we recorded a significant charge for the impairment of our Riquent assets, including our Riquent-related patents, and we may not realize any significant value from our Riquent program in the future. Additionally, although we have recently engaged consultants to determine whether there is any potential for the further development of our Riquent program, there is a substantial risk that Riquent may not be a candidate for further development and we may not successfully implement any of these strategic alternatives. Even if we determine to pursue one or more of these alternatives, we may be unable to do so on acceptable terms. Any such transactions are likely to be highly dilutive to our existing stockholders and may deplete our limited remaining capital resources.
Effective at the open of business on March 4, 2010, our common stock was suspended and delisted from The NASDAQ Stock Market (“Nasdaq”) and began trading on The Pink OTC Markets, Inc. and has since transitioned to the OTC Bulletin Board. The delisting was the result of Nasdaq’s determination that the Company had nominal assets, other than cash, and nominal operations.
Previously, in 2009, the following significant events had occurred:
•	In January 2009 we entered into a development and commercialization agreement (the “Development Agreement”) with BioMarin CF Limited (“BioMarin CF”), a wholly-owned subsidiary of BioMarin Pharmaceutical Inc. (“BioMarin Pharma”) for which we received a non-refundable commencement payment of $7.5 million pursuant to the Development Agreement from BioMarin CF and $7.5 million from BioMarin Pharma in exchange for a newly designated series of our preferred stock pursuant to the securities purchase agreement. Following the futile results of the first interim efficacy analysis of Riquent, the Development Agreement was terminated on March 27, 2009 and all of the Company’s Series B-1 preferred shares purchased by BioMarin Pharma were converted into common shares. Additionally, all rights to Riquent were returned to us.
•	In February 2009, an Independent Monitoring Board for the Riquent Phase 3 ASPEN study informed us that, per its review of the first interim efficacy analysis of Riquent, continuing the study was futile. We subsequently unblinded the data and found that there was no statistical difference in the primary endpoint, delaying time to renal flare, between the Riquent-treated group and the placebo-treated group, although there was a significant difference in the reduction of antibodies to double-stranded DNA. There were 56 renal flares in 587 patients treated with either 300-mg or 900-mg of Riquent, and 28 renal flares in 283 patients treated with placebo.
Based on these results, we immediately discontinued the Riquent Phase 3 ASPEN study and the further development of Riquent and we significantly reduced our operating costs, ceased all Riquent manufacturing and regulatory activities and completed a substantial reduction in personnel in April 2009.
•	In October 2009, we attempted to obtain stockholder approval for a Plan of Complete Liquidation and Dissolution but the majority of our stockholders failed to return their proxy cards or otherwise indicate their votes with respect to this proposal. Accordingly, we were not able to obtain the requisite quorum to conduct business at the special meeting and were therefore unable to proceed with dissolution.
•	In December 2009, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) by and among the Company, Jewel Merger Sub, Inc. (“Merger Sub”) and Adamis Pharmaceuticals Corporation (“Adamis”). The transaction contemplated by the Merger Agreement was structured as a reverse triangular merger, in which Merger Sub, a wholly-owned subsidiary of the Company, would merge with and into Adamis, with Adamis surviving (the “Merger”). On March 3, 2010, the Company and Adamis agreed to terminate the Merger Agreement as the majority of our stockholders failed to return their proxy cards or otherwise indicate their votes with respect to the proposals related to the Merger. Accordingly, we were not able to obtain the requisite quorum to conduct business at the special meeting. The solicitation of further votes was cancelled due to the delisting of our common stock from Nasdaq.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
There have been no material changes to the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Recent Accounting Pronouncements
There were no accounting pronouncements adopted by us or issued during the three months ended March 31, 2010 that had a material effect on our unaudited condensed consolidated financial statements or that are reasonably certain to have a material impact on the unaudited condensed consolidated financial statements in future periods.
Results of Operations
For the three months ended March 31, 2010, revenue was zero compared to $8.1 million for the same period in 2009. Revenue for the three months ended March 31, 2009 was a result of the Development Agreement entered into with BioMarin CF in January 2009. The Development Agreement was terminated in March 2009 following the negative results from our Riquent Phase 3 ASPEN study which led to the recognition of previously deferred income on the nonrefundable payments received.
For the three months ended March 31, 2010, research and development expense decreased to zero from $9.9 million for the same period in 2009 as a result of the discontinuation of the Riquent Phase 3 ASPEN study.
For the three months ended March 31, 2010, general and administrative expense decreased to $1.8 million from $2.5 million for the same period in 2009. This decrease is primarily the result of decreases in consulting and legal expense of $0.6 million due to the BioMarin partnership that occurred during the three months ended March 31, 2009. In addition, during April 2009, 10 general and administrative personnel were terminated, resulting in decreases in salary and benefits and stock-based compensation for the three months ended March 31, 2010 of $0.6 million. The decrease in general and administrative expense for the three months ended March 31, 2010 was partially offset by a $0.6 million increase in bonus expense recorded as of March 31, 2010 relating to retention payments for our officers recorded as of March 31, 2010.

Interest expense and interest income, net, decreased to zero for the three months ended March 31, 2010, from less than $0.1 million for the same period in 2009. The decrease is due to the repayment of our notes payable and capital leases during the quarter ended June 30, 2009 and moving all short-term investments to non-interest bearing cash accounts during the quarter ended March 31, 2009.
Liquidity and Capital Resources
From inception through March 31, 2010, we have incurred a cumulative net loss of approximately $426.1 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through March 31, 2010, we have raised approximately $410.8 million in net proceeds from sales of equity securities.
At March 31, 2010, we had $3.6 million in cash as compared to $4.3 million of cash at December 31, 2009. Our working capital at March 31, 2010 was $2.7 million, as compared to $4.2 million at December 31, 2009. The decrease in cash resulted from the use of our financial resources to fund our general corporate operations.
Our history of recurring losses from operations, our cumulative net loss as of March 31, 2010 and the absence of any current revenue sources raise substantial doubt about our ability to continue as a going concern.
In 2009, we exited our former buildings upon the expiration of the leases, paid off all remaining notes payable and capital lease obligations and early terminated our material operating leases. As a result, no notes payable, purchase commitments, capital leases or material operating leases existed as of March 31, 2010.
Our current business operations are focused on using our financial resources to fund our current obligations and to assess the possible further development of Riquent as well as to pursue strategic alternatives, as described above. In the future, it is possible that we will not have adequate resources to support continued operations and we will need to cease operations.
Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:
•	our ability to sell, out-license or otherwise develop our Riquent program;
•	our ability to consummate a strategic transaction such as a merger, license agreement or other collaboration with a third party;
•	our implementation of a wind down of the Company if other alternatives are not deemed viable and in the best interests of the Company; or
•	our ability to raise capital from third parties to fund operations.
There can be no assurance that we will be able to enter into any strategic transactions on acceptable terms, if any, and our negotiating position may worsen as we continue to utilize our existing resources.
If we are successful in raising additional capital, any such offering is likely to be highly dilutive to our existing investors and may transfer significant control to the new investors. See “Risk Factors” below for additional information relating to the risks associated with any such transaction.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in our consolidated financial condition, expenses, consolidated results of operations, liquidity, capital expenditures or capital resources.

ITEM 4T.	CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS
I. RISK FACTORS RELATING TO LA JOLLA PHARMACEUTICAL COMPANY AND THE INDUSTRY IN WHICH WE OPERATE.
The risk factors presented below update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”). The following factors, along with those in the Annual Report and those described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be reviewed carefully, in conjunction with the other information contained in this Report and our financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-Q and presented elsewhere by our management from time to time. See “Part I, Item 2—Forward-Looking Statements.”
We have only limited assets, no ongoing clinical trials and no products, and will need to raise additional capital if we are to continue as a going concern, and if we are successful in raising capital, it would likely be highly dilutive and result in the issuance of securities with special rights, preferences and privileges.
As of March 31, 2010, we had approximately $2.7 million in working capital, no ongoing clinical trials and no products. Although we retain the rights to the Riquent patent estate, the value of the estate is uncertain and has been written down under United States generally accepted accounting principles (“GAAP”) to nearly zero. As a result, we have only limited assets available to operate and develop our business. If we determine that Riquent has no remaining value, then we would either need to acquire rights to another drug candidate for development or choose to liquidate the Company. If we determine that Riquent does have potential value such that it merits further development efforts, we would need to find a development partner and/or raise significant amounts of additional capital to attempt to develop the compound ourselves.

Given the limited working capital that we have available, we will need to raise significant amounts of additional capital if we elect to not liquidate the Company, Raising this capital may not be possible or, if possible, may be on terms that are highly unfavorable. For example, because our stock price is so depressed, raising a significant amount of capital would result in the issuance of a very large number of shares. This would greatly dilute the ownership of our existing stockholders and would likely provide the new investor with a controlling interest in the Company. Additionally, we may find it necessary to agree to unfavorable investment terms, with terms such as preemptive rights, redemption rights, liquidation preferences, anti-dilution adjustments, special approval rights, and other terms that could provide new investors with superior economic rights vis-à-vis the common stock as well as a greater degree of control over the Company. The existence of these terms could negatively affect the value of our common stock and could diminish the rights of our existing stockholders.
Although we are attempting to pursue potential strategic transactions, there is no assurance that we will be successful and, even if we are successful, our stockholders may suffer dilution or other reductions in value as part of our acquisition of new assets.
Following the futility determination of the Riquent ASPEN study in February 2009, we have been exploring strategic alternatives to maximize stockholder value, as described above. There is a substantial risk that we may not successfully implement any of these strategic alternatives, particularly in light of our recent inability to obtain stockholder approval of various transactions, and even if we determine to pursue one or more of these alternatives, we may be unable to do so on acceptable financial terms. Any such transactions may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect our business and financial results. Additionally, pursuing these transactions would deplete some portion of our limited capital resources and may not result in a transaction that is ultimately consummated.
Stockholders should recognize that in our efforts to address our liabilities and fund the future development of our Company, we may pursue strategic alternatives that result in the stockholders of the Company having little or no continuing interest in the assets or equity of the Company. Given our limited cash resources, we may choose to issue capital stock or debt securities to acquire drugs or drug candidates for development or to fund development of existing assets. These issuances may be highly dilutive to our existing stockholders. If we issue preferred stock as consideration for any such acquisition or funding, these preferred shares will likely have special rights, preferences and privileges that are superior to our common stock, which would further reduce the value of our common stock.
We will continue to evaluate our alternatives in light of our cash position, including the possibility that we may ultimately seek to liquidate the Company.
The recent delisting of our common stock could have a substantial effect on the price and liquidity of our common stock.
On March 4, 2010, our common stock was delisted from the NASDAQ Capital Market and we began trading on The Pink OTC Markets, Inc. and have since moved to The OTC Bulletin Board (the “OTC BB”). As a result of trading on the OTC BB, the market liquidity of our common stock may be adversely affected as certain investors may not trade in securities that are quoted on the OTC BB due to considerations including low price, illiquidity, and the absence of qualitative and quantitative listing standards. For example, since being delisted from Nasdaq, we are no longer subject to the Nasdaq listing standards, which included, among other things, that we seek stockholder approval for certain extraordinary transactions, such as the issuance of more than 20% of our common stock at a price that is below market. Accordingly, we are no longer required to obtain stockholder approval for such transactions and may, under Delaware corporate law, effect transactions such as this without prior notice and without stockholder approval.

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
Our stock has experienced significant price and volume volatility since February 2009 due to, among other things, the futility determination of the Riquent clinical trial in February 2009 and the termination of our merger agreement with Adamis in March 2010. Our stock is currently trading at approximately $0.05 per share and we could continue to experience further declines in our stock price. The market price of our common stock has been and is likely to continue to be highly volatile. Market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors, among others, can have a significant effect on the market price of our securities:
•	limited financial resources;

•	announcements regarding financings, mergers or other strategic transactions;

•	future sales of significant amounts of our capital stock by us or our stockholders;

•	developments in patent or other proprietary rights;

•	developments concerning potential agreements with collaborators; and

•	general market conditions and comments by securities analysts.
The realization of any of the risks described in these “Risk Factors” could have a negative effect on the market price of our common stock.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

10.1	Termination of Merger Agreement, dated as of March 3, 2010, by and between the Company and Adamis Pharmaceuticals Corporation (1)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2010 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company
Date: May 21, 2010	/s/ Deirdre Y. Gillespie
Deirdre Y. Gillespie, M.D.
President and Chief Executive Officer (On behalf of the Registrant)

/s/ Gail A. Sloan
Gail A. Sloan
Vice President of Finance and Secretary (As Principal Financial and Accounting Officer)