Form 10-Q
period 2010-06-30
LA JOLLA PHARMACEUTICAL CO
filed 2010-08-20
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 11, 2010 was 94,696,014.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS — UNAUDITED
LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$8,071	$4,254
Prepaids and other current assets	150	586

Total current assets	8,221	4,840

Total assets	$8,221	$4,840

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$87	$125
Accrued expenses	328	323
Accrued payroll and related expenses	109	173
Derivative liabilities	8,103	—

Total current liabilities	8,627	621

Series C-1 redeemable convertible preferred stock, $0.01 par value; 11,000 shares authorized, 5,184 and no shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively (redemption value and liquidation preference in the aggregate of $5,258 at June 30, 2010)	29	—

Commitments

Stockholders’ (deficit) equity:
Common stock, $0.01 par value; 225,000,000 shares authorized, 94,693,083 and 65,722,648 shares issued and outstanding at June 30, 2010 and December 31, 2009	947	657
Additional paid-in capital	427,810	427,883
Accumulated deficit	(429,192)	(424,321)

Total stockholders’ (deficit) equity	(435)	4,219

Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$8,221	$4,840

Note:	The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles.
See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue from collaboration agreement	$—	$—	$—	$8,125

Expenses:
Research and development	9	(85)	9	9,808
General and administrative	901	2,124	2,667	4,611

Total expenses	910	2,039	2,676	14,419

Loss from operations	(910)	(2,039)	(2,676)	(6,294)

Other income (expense):
Fair value of derivative liabilities upon issuance	(5,015)	—	(5,015)	—
Adjustments to fair value of derivative liabilities	2,985	—	2,985	—
Financing transaction costs	(164)	—	(164)	—
Interest income and other expense, net	—	(4)	(1)	(1)

Net loss	(3,104)	(2,043)	(4,871)	(6,295)

Preferred stock dividend	(87)	—	(87)	—

Net loss and comprehensive loss attributable to common stockholders	$(3,191)	$(2,043)	$(4,958)	$(6,295)

Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.07)	$(0.10)

Shares used in computing basic and diluted net loss per share	77,183	65,723	71,485	60,945

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Operating activities:
Net loss	$(4,871)	$(6,295)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	—	110
Gain on write-off/disposal of patents, property and equipment	—	(326)
Share-based compensation expense	304	2,033
Settlement of accounts payable and accrued liabilities	—	(1,880)
Issuance of Series C-1 Preferred Stock for services	12	—
Fair value of derivative liabilities upon issuance	5,015	—
Gain on adjustments to fair value of derivative liabilities	(2,985)	—
Change in operating assets and liabilities:
Prepaids and other current assets	436	(469)
Accounts payable and accrued expenses	(33)	(4,045)
Accrued payroll and related expenses	(64)	(1,421)

Net cash used for operating activities	(2,186)	(12,293)

Investing activities:
Sales of short-term investments	—	10,000
Net proceeds from sale of patents and property and equipment	—	836
Additions to property and equipment	—	(18)
Increase in patent costs and other assets	—	(6)

Net cash provided by investing activities	—	10,812

Financing activities:
Proceeds from issuance of derivative obligations	6,003	—
Net proceeds from issuance of Series B Preferred Stock	—	6,810
Payments on credit facility	—	(5,933)
Payments on obligations under notes payable	—	(331)
Payments on obligations under capital leases	—	(3)

Net cash provided by financing activities	6,003	543

Net increase (decrease) in cash and cash equivalents	3,817	(938)
Cash and cash equivalents at beginning of period	4,254	9,447

Cash and cash equivalents at end of period	$8,071	$8,509

Supplemental schedule of noncash investing and financing activities:
Issuance of common stock at par value, offset by paid-in capital reduction	290	—

Accrued dividends payable in Series C-1 Preferred Stock	87	—

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2010
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of La Jolla Pharmaceutical Company and its wholly-owned subsidiaries La Jolla Limited (dissolved in October 2009) and Jewel Merger Sub, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the restructuring costs — see Note 7 for further details) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for other quarters within or for the year ending December 31, 2010. For more complete financial information, these unaudited condensed consolidated financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
The Company has a history of recurring losses from operations and, as of June 30, 2010, the Company had no revenue sources, an accumulated deficit of $429,192,000 and available cash and cash equivalents of $8,071,000 of which up to $5,184,000, plus accrued dividends, could be required to be paid upon the triggering of a redemption right under the Company’s outstanding preferred securities, which is not considered probable as of June 30, 2010 (see Note 5). These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business and this does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
Significant 2010 Events
Effective at the open of business on March 4, 2010, the Company’s common stock was suspended and delisted from The NASDAQ Stock Market (“Nasdaq”) and began trading on The Pink OTC Markets, Inc. and has since transitioned to the OTC Bulletin Board.
In May 2010, the Company entered into definitive agreements principally with institutional investors and affiliates for a private placement of common stock, redeemable convertible preferred stock and warrants to purchase convertible preferred stock for initial proceeds of $6,003,000 (the “May 2010 Financing”). The Company expects to use a portion of the initial proceeds from the transaction to evaluate potential pharmaceutical products for in-licensing or acquisition and/or to assess whether development opportunities for Riquent exist, among other uses, with a majority of the proceeds to be used for the consummation of a potential strategic transaction. If the evaluation efforts do not culminate in the consummation of a strategic transaction that is approved by at least two-thirds of the then-outstanding preferred stockholders, such as a joint venture, partnership, development agreement, license agreement or the further development of Riquent, with or without a third party (a “Strategic Transaction”), within nine months of the May 2010 Financing, then the Series C-1 convertible preferred stock may be redeemed by the investors (see Note 5).

Pursuant to the terms of May 2010 Financing agreements, the Company sold 28,970,435 shares of the Company’s common stock, (the “Common Stock”), at a contractually stated price of $0.03 per share and 5,134 shares of the Company’s Series C-1 Preferred Stock, (the “Series C-1 Preferred”), at a contractually stated price of $1,000 per share, which can be converted into 342 million shares of common stock, subject to certain limitations. The purchasers also received warrants (the “Series D-1 Warrants”) to purchase 5,134 shares of the Company’s Series D-1 Preferred Stock, (the “Series D-1 Preferred”), at an exercise price of $1,000 per share, which warrants may be exercised on a “net” or “cashless” basis. Additionally, the purchasers received warrants (the “Series C-2 Warrants”) to purchase 10,268 units, at an exercise price of $1,000 per unit, which warrants are exercisable only in cash, with each unit consisting of one share of the Company’s Series C-2 Preferred Stock, (the “Series C-2 Preferred”), and an additional warrant (the “Series D-2 Warrant”) to purchase one share of the Company’s Series D-2 Preferred Stock, (the “Series D-2 Preferred”), at an exercise price of $1,000 per share. The Series D-1 Warrants, Series C-2 Warrants and Series D-2 Warrants are collectively referred to as the “Warrants.” The Series C-1 Preferred, Series C-2 Preferred, Series D-1 Preferred and Series D-2 Preferred are convertible and the Series C-1 Preferred and Series C-2 Preferred are redeemable, if and when issued, and are collectively referred to as the “Preferred Stock.” The Common Stock, Preferred Stock and Warrants are referred to collectively as the “Securities.” In a separate transaction on May 26, 2010, the Company issued approximately 50 shares of Series C-1 Preferred to one of the purchasers in the May 2010 Financing in exchange for a first right of negotiation for a product candidate.
Significant 2009 Events
Following the negative results of the Riquent® Phase 3 ASPEN trial that were received in February 2009, the Company recorded a significant charge for the impairment of its Riquent assets, including the Riquent-related patents, and the Company may not realize any significant value from the Riquent program in the future. Additionally, although the Company has recently engaged consultants to determine whether there is any potential for the further development of Riquent, there is a substantial risk that Riquent may not be a candidate for further development and the Company may not successfully enter into any strategic transactions, which may include mergers, license agreements or third party collaborations to develop new products, or to potentially develop Riquent. Even if the Company determines to pursue one or more of these alternatives, it may be unable to do so on acceptable terms. Any such transactions are likely to be highly dilutive to the Company’s existing stockholders and may deplete its limited remaining capital resources.
In February 2009, the Company announced that an Independent Monitoring Board for the Riquent Phase 3 ASPEN study had completed its review of the first interim efficacy analysis of Riquent and determined that continuing the study was futile. Based on these results, the Company immediately discontinued the Riquent Phase 3 ASPEN study and the development of Riquent. The Company had previously devoted substantially all of its research, development and clinical efforts and financial resources toward the development of Riquent. In connection with the termination of the clinical trials for Riquent, the Company significantly reduced its operating costs, ceased all Riquent manufacturing and regulatory activities and completed a reduction in force in April 2009 (see Note 7).
On December 4, 2009, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) by and among the Company, Jewel Merger Sub, Inc. and Adamis Pharmaceuticals Corporation (“Adamis”). The transaction contemplated by the Merger Agreement was structured as a reverse merger, in which Jewel Merger Sub, Inc., a wholly-owned subsidiary of the Company, would merge with and into Adamis, with Adamis surviving (the “Merger”). On March 3, 2010, the Company and Adamis agreed to terminate the Merger Agreement as a result of the failure of the Company’s stockholders to submit their vote in sufficient quantities for there to be a quorum to hold the stockholders’ meeting to approve the proposals related to the Merger. The solicitation of further votes was cancelled due to the delisting of the Company’s common stock from Nasdaq on March 4, 2010.

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
Recent Accounting Pronouncements
There were no Accounting Standards Updates adopted by the Company or issued during the six months ended June 30, 2010 that had a material effect on the unaudited condensed consolidated financial statements.
Revenue Recognition
The Company applies the revenue recognition criteria outlined in the ASC Topic on Revenue Recognition. Upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Non-refundable amounts received for substantive milestones are recognized upon achievement of the milestone. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue.
The Company’s sole source of revenue in the unaudited condensed consolidated financial statements for the six months ended June 30, 2009 is related to a January 4, 2009 Development Agreement with BioMarin CF, a wholly owned subsidiary of BioMarin Pharmaceutical Inc. (“BioMarin Pharma”), which contained multiple potential revenue elements, including non-refundable upfront fees. The Development Agreement was terminated on March 27, 2009 following the failure of the Phase 3 ASPEN trial, at which time the Company had no remaining on-going services or performance. The Company recognized $8,125,000 as collaboration revenue upon termination of the Development Agreement during the quarter ended March 31, 2009.
Impairment of Long-Lived Assets
If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows.
As a result of the futility determination in the Riquent Phase 3 ASPEN trial in February 2009, the Company discontinued the Phase 3 ASPEN study and the development of Riquent. Based on these events, the future cash flows from the Company’s Riquent-related patents were no longer expected to exceed their carrying values and the assets became impaired as of December 31, 2008. Accordingly, the Company recorded a non-cash charge for the impairment of long-lived assets for the year ended December 31, 2008 to write down the value of the Company’s patents, property and equipment and licenses to their estimated fair values. Although no impairment charges were recorded during 2009, the Company sold, disposed of, or wrote off the majority of its remaining long-lived assets during the six months ended June 30, 2009.

Accrued Clinical/Regulatory Expenses
As a result of the discontinuation of the Riquent Phase 3 ASPEN study and the development of Riquent in February 2009, all clinical and regulatory activities were ceased and no related accruals were required as of June 30, 2009 and no further clinical or regulatory activities have occurred subsequently and through June 30, 2010.
The Company reviewed and accrued clinical trial and regulatory-related expenses based on work performed, which relied on estimates of total costs incurred based on patient enrollment, completion of studies and other events. The Company followed this method since reasonably dependable estimates of the costs applicable to various stages of a clinical trial could be made.
Net Loss Per Share
Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the periods. Earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock issuable upon the conversion of preferred stock and exercise of stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive. The shares used to compute basic and diluted net loss per share represent the weighted-average common shares outstanding.
Because the Company has incurred a net loss for all periods presented in the unaudited condensed consolidated statements of operations, common stock issuable upon the conversion of preferred stock and the exercise of stock options and warrants are not included in the computation of net loss per share because their effect is anti-dilutive. At June 30, 2010 and 2009, the potentially dilutive securities include 2.1 billion and 13.0 million shares, respectively, reserved for the conversion of convertible preferred stock, including accrued dividends, and the exercise of outstanding stock options and warrants. Of the potentially dilutive convertible preferred stock, 342 million potentially dilutive common shares relate to presently issued and outstanding shares of preferred stock.
Derivative Liabilities
In conjunction with the May 2010 Financing, the Company issued redeemable convertible preferred stock that contain certained certain embedded derivative features, as well as warrants that are accounted for as derivative liabilities (see Note 5). These derivative liabilities were determined to be ineligible for equity classification due to provisions of the underlying preferred stock, which is also ineligible for equity classification, whereby redemption is outside the sole control of the Company and provisions exist that may result in an adjustment to their exercise or conversion price.
The Company’s derivative liabilities are recorded at their estimated fair value on the date of issuance and will be adjusted to reflect the estimated fair value at each period end, with any increase or decrease in the estimated fair value being recorded as other income or expense. The fair value of these liabilities is estimated using option pricing models that are based on the individual characteristics of the common stock and preferred stock, the derivative liability on the valuation date, as well as assumptions for expected volatility, expected life and risk-free interest rate.

3. Fair Value of Financial Instruments
Financial assets and liabilities are measured at fair value, which is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The following is a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:
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
In conjunction with the May 2010 Financing, the Company issued redeemable convertible preferred stock with certain embedded derivative features, as well as warrants to purchase various types of convertible preferred stock and units. These instruments are accounted for as derivative liabilities (see Note 5).
The Company used Level 3 inputs for its valuation methodology for the embedded derivative liabilities and warrant derivative liabilities. The estimated fair values were determined using a binomial option pricing model based on various assumptions (see Note 5). The Company’s derivative liabilities are adjusted to reflect estimated fair value at each period end, with any increase or decrease in the estimated fair value being recorded in results of operations as adjustments to fair value of derivative liabilities.
At June 30, 2010, the estimated fair values of the liabilities measured on a recurring basis are as follows (in thousands):

	Fair Value Measurements at June 30, 2010
	Balance at	Quoted Prices in	Significant Other	Significant
	June 30,	Active Markets	Observable Inputs	Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Embedded derivative liabilities	$4,895	$—	$—	$4,895
Warrant derivative liabilities	3,208	—	—	3,208

Total	$8,103	$—	$—	$8,103

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the six months ended June 30, 2010 (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Embedded Derivative	Warrant Derivative
	Liabilities	Liabilities	Total
Beginning balance at December 31, 2009	$—	$—	$—
Issuances	5,524	5,494	11,018
Adjustments to estimated fair value	(699)	(2,286)	(2,985)
Accrued dividends payable in Series C-1 Preferred	70	—	70
Transfers into Level 3	—	—	—

Ending balance at June 30, 2010	$4,895	$3,208	$8,103

4. Development and Stock Purchase Agreements
On January 4, 2009, the Company entered into the Development Agreement with BioMarin CF, a wholly-owned subsidiary of BioMarin Pharma, granting BioMarin CF co-exclusive rights to develop and commercialize Riquent (and certain potential follow-on products) (collectively, “Riquent”) in certain countries, and the non-exclusive right to manufacture Riquent anywhere in the world. This agreement was terminated in March 2009.
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

5. Securities Purchase Agreement
On May 24, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company and the purchasers named therein (the “Purchasers”). The Purchasers included institutional investors as well as the Company’s Chief Executive Officer, Chief Financial Officer and an additional employee. The total investment by these Company employees represented less than 3% of the proceeds received by the Company in the May 2010 Financing. Pursuant to the Purchase Agreement, on May 26, 2010 (the “Closing Date” or “Closing”), for total consideration of $6,003,000, the Purchasers purchased (i) an aggregate of 28,970,435 shares of the Company’s Common Stock, par value $0.01 per share, at a contractually stated price of $0.03 per share, and (ii) 5,134 shares of the Company’s Series C-1 Preferred, par value $0.01 per share, at a contractually stated price of $1,000 per share. The Purchasers also received (i) Series D-1 Warrants to purchase 5,134 shares of the Company’s Series D-1 Preferred, par value $0.01 per share, at an exercise price of $1,000 per share, which warrants may be exercised on a cashless basis, and (ii) Series C-2 Warrants to purchase 10,268 units, at an exercise price of $1,000 per unit, which warrants are exercisable only in cash, with each unit consisting of one share of the Company’s Series C-2 Preferred, par value $0.01 per share, and an additional Series D-2 Warrant to purchase one share of the Company’s Series D-2 Preferred, par value $0.01 per share, at an exercise price of $1,000 per share which warrants may be exercised on a cashless basis. All shares of preferred stock are convertible into common stock as described later herein.
At the Annual Meeting of Stockholders held on August 12, 2010, the Company’s stockholders approved a decrease to the par value of the Company’s capital stock from $0.01 to $0.0001, with no accounting consequences as of June 30, 2010.
Allocation of Proceeds
At the Closing Date, the estimated fair value of the Series C-2 Warrants for units, Series D-1 Warrants, and the embedded derivatives included within the Series C-1 Preferred exceeded the proceeds from the May 2010 Financing of $6,003,000 (see the valuations of these derivative liabilities under the heading, “Derivative Liabilities,” below). As a result, all of the proceeds were allocated to these derivative liabilities and no proceeds remained for allocation to the Common Stock and Series C-1 Preferred issued in the financing.
Common Stock
The Purchasers are restricted from selling the Common Stock until six months after the Closing Date and, as of June 30, 2010, the Common Stock is unregistered.
Accounting Treatment
At the Closing Date, the Company issued 28,970,435 shares of Common Stock and recorded the par value of the shares issued of $290,000 with a corresponding reduction to paid-in capital, given that there was no allocated value from the proceeds to the Common Stock.
Redeemable Preferred Stock
As of June 30, 2010, the Company’s Board of Directors is authorized to issue 8,000,000 shares of preferred stock, with a par value of $0.01 per share, in one or more series, of which 11,000 are designated for Series C-1 Preferred. As of June 30, 2010, 5,184 shares of Series C-1 Preferred Stock are issued and outstanding.
Voting Rights
The holders of Preferred Stock do not have voting rights other than for general protective rights required by the Delaware General Corporation Law or as set forth below.
Dividends
Cumulative dividends are payable on the Series C-1 Preferred and Series C-2 Preferred, (if and when issued) (together referred to herein as the “Series C Preferred”) at an annual rate of 15% from the date of issuance through the date of conversion or redemption, payable semi-annually in shares of Series C-1 Preferred and Series C-2 Preferred, respectively. There is no limit to the number of shares of Series C Preferred that may be issued as dividends. Neither the Series D-1 Preferred nor the Series D-2 Preferred (if and when issued) is entitled to dividends.

Conversion Rights
The Preferred Stock is convertible into common stock, initially at a rate of 66,667 shares of common stock for each share of Preferred Stock, subject to certain limitations discussed below, at the election of the holders of Preferred Stock. The conversion rate will be adjusted for certain events, such as stock splits, stock dividends, reclassifications and recapitalizations, and is subject to full-ratchet anti-dilution protection such that if the Company issues or grants any warrants, rights, options to subscribe or purchase Common Stock or Common Stock Equivalents (the “Options”) and the price per share for which the Common Stock issuable upon the exercise of such Options is below the effective conversion price of the Preferred Stock at the time of such issuance, then the conversion rate of the Preferred Stock automatically adjusts to increase the number of common shares into which it can convert. There are also limits on the amount of Preferred Stock that can be converted and the timing of such conversions. The Series C-1 Preferred and Series D-1 Preferred (if and when issued from the exercise of the related Series D-1 Warrants) may not be converted until at least six months and one week following Closing. Thereafter, the Series C-1 Preferred and Series D-1 Preferred become convertible at the rate of 2.5% of the face amount of such shares per week (with such amounts being cumulative to the extent not exercised) over the following forty weeks. The Series C-2 Preferred and Series D-2 Preferred may not be converted by any Purchaser until at least six months following the first exercise of a Series C-2 Warrant by such Purchaser. Thereafter, the Series C-2 Preferred and Series D-2 Preferred become convertible by such Purchaser at the rate of 2.5% of the face amount of such shares per week (with such amounts being cumulative to the extent not exercised) over the following forty weeks. Moreover, holders of Preferred Stock may not convert if such conversion would result in the holder or any of its affiliates beneficially owning more than 9.999% of the Company’s then issued and outstanding shares of common stock. As of June 30, 2010, stockholders holding approximately 97% of the Series C-1 Preferred represent three groups who are each at or very near this limit.
Upon certain redemption events, such as the Company’s breach of covenants or material representations or warranties under the Purchase Agreement, the conversion price of the Preferred Stock decreases to 10% of the conversion price in effect immediately before such redemption event thereby increasing the number of common shares that would be issued for each share of Preferred Stock by a factor of ten times.
Liquidation Preference
Upon a Liquidation Event (as defined in the certificate of designations for the Preferred Stock (the “Certificate of Designations”)), no other class or series of capital stock can receive any payment unless the Preferred Stock has first received a payment in an amount equal to $1,000 per share, plus all accrued and unpaid dividends, if applicable.
Redemption Rights
In the event that certain actions occur without the waiver or prior written consent of the holders of two-thirds of the then outstanding shares of Preferred Stock (the “Requisite Holders”), such as the Company’s material breach of any material representation or warranty under the Purchase Agreement, a suspension of the trading of the Company’s common stock, the failure to timely deliver shares on conversion of the Preferred Stock, bankruptcy reorganization or the consummation of a Change of Control (as defined in the Certificate of Designations) among others, then the holders of the Series C Preferred shall have the right, upon the delivery of a notice to the Company by the Requisite Holders, to have such shares redeemed by the Company for an amount equal to the greater of $1,000 per share, plus accrued and unpaid dividends, or the fair market value of the underlying common stock issuable upon conversion of the Series C Preferred.
If the Company fails to consummate a Strategic Transaction (as defined in the Certificate of Designations) within nine months of the May 26, 2010 Closing, then the Series C Preferred may thereafter be redeemed upon the demand of the Requisite Holders. The redemption price would be equal to $1,000 per share, plus accrued and unpaid dividends. This redemption feature terminates upon the consummation of a Strategic Transaction, which must be first approved by the Requisite Holders. The Requisite Holders may also waive this redemption feature in the event the Company does not consummate a Strategic Transaction within nine months of Closing. Moreover, if the Requisite Holders fail to demand redemption of the Series C Preferred within two years from the date of a Redemption Event (as defined in the Certificate of Designations), then the redemption rights with respect to such Redemption Event shall be irrevocably waived by the preferred stockholders.

Restrictions
So long as at least 1,000 shares of Preferred Stock remain outstanding (or at least 3,000 shares of Preferred Stock remain outstanding if the Series C-2 Warrants have been exercised), the Company may not take a variety of actions (such as altering the rights, powers, preferences or privileges of the Preferred Stock so as to effect the Preferred Stock adversely, amending any provision of the Company’s certificate of incorporation, entering into an agreement for a Strategic Transaction or Change of Control, consummating any financing or filing a registration statement with the Securities and Exchange Commission, or “SEC”) without the prior approval of the Requisite Holders. In addition, for so long as at least 1,000 shares of Preferred Stock remain outstanding and no Strategic Transaction has been consummated, the Company has agreed to certain limitations on its spending per month based on predetermined budgeted amounts.
Accounting Treatment
At the Closing Date, the Company issued 5,134 shares of Series C-1 Preferred and recorded the par value of $0.01 per share with a corresponding reduction to paid-in capital, given that there was no allocated value from the proceeds to the Series C-1 Preferred. As of June 30, 2010, the outstanding Series C-1 Preferred issued at the Closing is convertible into 342 million shares of common stock. As of June 30, 2010, the Company did not have a sufficient number of shares of common stock authorized to satisfy its obligations upon conversion of the Series C-1 Preferred. Accordingly, the Company sought stockholder approval to increase the number of shares of common stock authorized to be issued under its certificate of incorporation. At the Annual Meeting of Stockholders held on August 12, 2010, the Company’s stockholders approved an increase in the number of shares of common stock authorized for issuance from 225 million shares to 6 billion shares.
Under accounting guidance covering accounting for redeemable equity instruments, preferred securities that are redeemable for cash or other assets are to be classified outside of permanent equity (within the mezzanine section between liabilities and equity on the condensed consolidated balance sheets) if they are redeemable at the option of the holder or upon the occurrence of an event that is not solely within the control of the issuer. As there are redemption-triggering events related to the Series C Preferred that are not solely within the control of the Company, the Series C-1 Preferred was classified outside of permanent equity.
The Company may be required to redeem the Series C-1 Preferred if a redemption event occurs, such as the failure to consummate a Strategic Transaction within nine months of Closing. Should a redemption event become probable, the Company will accrete the redemption value (plus accrued but unpaid dividends) over the period remaining until the expected redemption date using the effective interest method. The Company is not presently required to adjust the carrying value of the Series C-1 Preferred to the redemption value of such shares as of June 30, 2010.
Series C-1 Preferred dividends are accrued to paid-in-capital in the period incurred at an annual rate of 15%. The Company recorded accrued dividends on the Series C-1 Preferred of $18,000 as of June 30, 2010, which consist of 74 shares of Series C-1 Preferred, or approximately 0.01 dividend shares per Series C-1 Preferred share outstanding, convertible into 4.9 million shares of common stock.
In a separate transaction, in exchange for a first right of negotiation for a product candidate, the Company issued approximately 50 shares of Series C-1 Preferred convertible into 3.3 million shares of the Company’s common stock to a Purchaser on May 26, 2010. Using the present value of the face amount of the Series C-1 Preferred, these shares were valued at $12,000 and were fully charged to general and administrative expense during the three months ended June 30, 2010.

Derivative Liabilities
The Series C-1 Preferred and the underlying securities of the Series C-2 Warrants for units and the Series D-1 Warrants (Series C Preferred and Series D Preferred) contain conversion features. In addition, the Series C-1 Preferred and the underlying securities of the Series C-2 Warrants for units (Series C Preferred) are subject to redemption provisions that are outside of the control of the Company.
The Series C-2 Warrants and Series D-1 Warrants are exercisable starting on the issuance date and expire in three years from the date of issuance. The Series C-2 Warrants must be exercised in cash upon the consummation of a Strategic Transaction and, if the Series C-2 Warrants are not timely exercised as required, penalties and interest will accrue on the sums due to the Company under such Series C-2 Warrants. The Series D-1 Warrants may be exercised on a cashless basis.
Accounting Treatment
The Company accounted for the conversion and redemption features embedded in the Series C-1 Preferred (the “Embedded Derivatives”) in accordance with accounting guidance covering derivatives. Companies may be required to bifurcate conversion and redemption features embedded in redeemable convertible preferred stock from their host instruments and account for these embedded derivatives as free standing derivative financial instruments. If the underlying security of the embedded derivative requires net cash settlement in the event of circumstances that are not solely within the Company’s control, the embedded derivative should be classified as a liability, measured at fair value at issuance and marked to market at each period. As there are redemption triggering events for Series C Preferred that are not solely within the Company’s control, the Embedded Derivatives are classified as liabilities and will be accounted for using mark to market accounting at each reporting date.
The Company accounted for the Series C-2 Warrants for units and Series D-1 Warrants in accordance with accounting guidance covering derivatives. If the underlying security of the warrant a) requires net cash settlement in the event of circumstances that are not solely within the Company’s control or if not, if they are b) not indexed to our own stock, the warrants should be classified as liabilities, measured at fair value at issuance and marked to market at each period. As there are redemption triggering events for Series C Preferred that are not solely within the Company’s control and the Series D Preferred are not indexed to our own stock, the Series C-2 Warrants and Series D-1 Warrants are classified as liabilities and will be accounted for using mark-to-market accounting at each reporting date. The Embedded Derivatives, Series C-2 Warrants and Series D-1 Warrants are collectively referred to as the “Derivative Liabilities”.
The estimated fair values of the Derivative Liabilities as of the Closing Date and June 30, 2010 is summarized as follows (in thousands):

	Fair Value Measurements at
	May 26, 2010	June 30, 2010
Embedded Derivatives of Series C-1 Preferred	$5,524	$4,825
Embedded Derivatives of accrued dividends payable in Series C-1 Preferred	—	70
Series D-1 Warrants	815	497
Series C-2 Warrants for:
Series C-2 Preferred	3,049	1,717
Series D-2 Warrants	1,630	994

	$11,018	$8,103

Given that the fair value of the Derivative Liabilities exceeded the total proceeds at Closing, no net amounts were allocated to the Series C-1 Preferred or the Common Stock. The amount by which the recorded liabilities exceeded the proceeds has been charged to other expense at the Closing Date.

The Derivative Liabilities were valued using binomial option pricing models with various assumptions, detailed below. Due principally to the six month trading restriction on the unregistered shares of common stock issued or issuable from the conversion of Preferred Stock, the 2.5% per week conversion limitation on Preferred Stock for 40 weeks, and the 9.999% common stock ownership limitation imposed by the Purchase Agreement, as well as the uncertainty of the Company’s ability to continue as a going concern, the price per share of the Company’s common stock used in the binomial option pricing models for the Derivative Liabilities was discounted from the closing market prices of $0.061 and $0.046 on the Closing Date and June 30, 2010, respectively. The expected lives that were used to value each of the Derivative Liabilities were based on the individual characteristics of the underlying Preferred Stock, which impact the expected timing of conversion into common stock.
On the Closing Date, the Embedded Derivatives were recorded at an estimated fair value of $5,524,000, primarily related to the conversion feature of the Series C-1 Preferred. This value includes the estimated fair value of $53,000 for the Embedded Derivatives of 50 shares of Series C-1 Preferred issued in exchange for a first right of negotiation for a product candidate on May 26, 2010. On June 30, 2010, the Embedded Derivatives, including the estimated fair value of Embedded Derivatives related to the accrued dividends payable in Series C-1 Preferred of $70,000, were revalued at $4,895,000, resulting in other income on the decrease in the estimated fair value of the Embedded Derivatives of $699,000.
The Embedded Derivatives were valued at the Closing Date and at June 30, 2010 using a binomial option pricing model, based on the value of the Series C-1 Preferred shares with and without embedded derivative features, with the following assumptions:

	May 26, 2010	June 30, 2010
Closing price per share of common stock	$0.061	$0.046
Estimated fair value per share of common stock (after related discounts)	$0.010	$0.007
Conversion price per share	$0.015	$0.015
Volatility	109.2%	109.2%
Risk-free interest rate	2.68%	2.42%
Credit spread	17.3%	17.6%
Remaining expected lives of underlying securities (years)	6.9	6.8
On the Closing Date, the Series D-1 Warrants were recorded at estimated fair value of $815,000. On June 30, 2010, the Series D-1 Warrants were revalued at $497,000, resulting in other income on the decrease in the estimated fair value of the Series D-1 Warrants of $318,000.
The Series D-1 Warrants were valued at the Closing Date and at June 30, 2010 using a binomial option pricing model with the following assumptions:

	May 26, 2010	June 30, 2010
Closing price per share of common stock	$0.061	$0.046
Estimated fair value per share of common stock (after related discounts)	$0.010	$0.007
Conversion price per share	$0.015	$0.015
Volatility	84.4%	84.4%
Risk-free interest rate	1.28%	1.00%
Remaining expected lives of underlying securities (years)	3.3	3.3
On the Closing Date, the Series C-2 Warrants (which consist of rights to purchase Series C-2 Preferred and Series D-2 Warrants) were recorded at an estimated fair value of $4,679,000. On June 30, 2010, the Series C-2 Warrants were revalued at $2,711,000, resulting in other income on the decrease in the estimated fair value of Series C-2 Warrants of $1,968,000.

The portion of the Series C-2 Warrants that represent the rights to purchase Series C-2 Preferred were valued using a binomial option pricing model, discounted for the lack of dividends until the Series C-2 Warrants are exercised, with the following assumptions:

	May 26, 2010	June 30, 2010
Closing price per share of common stock	$0.061	$0.046
Estimated fair value per share of common stock (after related discounts)	$0.010	$0.007
Conversion price per share	$0.015	$0.015
Volatility	109.2%	109.2%
Risk-free interest rate	2.68%	2.42%
Credit spread	17.3%	17.6%
Remaining expected lives of underlying securities (years)	6.9	6.8
The Series D-2 Warrants were valued at the Closing Date and at June 30, 2010 using a binomial option pricing model with the same assumptions used in the valuation of the Series D-1 Warrants.
6. Stockholders’ Equity
Share-Based Compensation
In June 1994, the Company adopted the La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (the “1994 Plan”), under which, as amended, 1,640,000 shares of common stock were authorized for issuance. The 1994 Plan expired in June 2004 and there were 390,049 options outstanding under the 1994 Plan as of June 30, 2010.
In May 2004, the Company adopted the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (the “2004 Plan”), under which, as amended, 6,400,000 shares of common stock have been authorized for issuance. The 2004 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to employees, directors, consultants and advisors of the Company with up to a 10-year contractual life and various vesting periods as determined by the Company’s Compensation Committee or the Board of Directors, as well as automatic fixed grants to non-employee directors of the Company. As of June 30, 2010, there were a total of 3,143,304 options outstanding under the 2004 Plan and 2,977,477 shares remained available for future grant.
During the three months ended June 30, 2010, the Company granted options to purchase a total of 5,800,000 shares of common stock to two employees. These grants were made outside of the Company’s existing stockholder-approved equity compensation plans but were otherwise legally binding awards and did not require stockholder approval. These stock options are treated in all respects as if granted under the Company’s 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on August 12, 2010. The 2010 Plan is similar to the 2004 Plan, other than with regard to the number of shares authorized for issuance thereunder. The 2010 Plan provides for automatic increases to the number of authorized shares available for grant under the 2010 Plan.
In August 1995, the Company adopted the La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (the “ESPP”), under which, as amended, 850,000 shares of common stock are reserved for sale to eligible employees, as defined in the ESPP. Employees may purchase common stock under the ESPP every three months (up to but not exceeding 10% of each employee’s base salary or hourly compensation, and any cash bonus paid, subject to certain limitations) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months. As of June 30, 2010, 849,999 shares of common stock have been purchased under the ESPP and 1 share of common stock is available for future issuance. At the Annual Meeting of Stockholders held on August 12, 2010, the stockholders approved an amendment to the ESPP to extend the term thereof from 2015 to 2025 and to increase the shares of common stock authorized for issuance thereunder from 850,000 to 4,850,000.

Share-based compensation expense for the three-month periods ended June 30, 2010 and 2009 was $81,000 and $1,491,000, respectively and $304,000 and $2,034,000 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, there was $633,000 of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a weighted-average period of 1.5 years.
The following table summarizes share-based compensation expense related to employee and director stock options and ESPP purchases by expense category (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Research and development	$—	$566	$—	$632
General and administrative	81	925	304	1,402

Share-based compensation expense included in operating expenses	$81	$1,491	$304	$2,034

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
The Company estimated the fair value of each option grant and ESPP purchase right on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Options:	2010	2009	2010	2009
Risk-free interest rate	2.6%	—	2.6%	0.6%
Dividend yield	0.0%	—	0.0%	0.0%
Volatility	106.5%	—	106.5%	295.0%
Expected life (years)	5.8	—	5.8	5.6

	Three and Six Months
	Ended
	June 30,
ESPP:	2010	2009
Risk-free interest rate	0.2%	—
Dividend yield	0.0%	—
Volatility	90.5%	—
Expected life (months)	3	—
The weighted-average fair value of options granted was $0.05 for the three and six months ended June 30, 2010 and the weighted-average fair value of options granted for the six months ended June 30, 2009 was $1.72. There were no options granted in the three months ended June 30, 2009. For the ESPP, the weighted-average purchase price was $0.02 for both the three and six months ended June 30, 2010. There were no purchases under the ESPP for the three and six months ended June 30, 2009.

A summary of the Company’s stock option activity and related data for the six months ended June 30, 2010 follows:

	Outstanding Options
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Balance at December 31, 2009	3,508,568	$6.99
Granted	6,700,000	$0.06
Forfeited / Expired	(875,215)	$4.41

Balance at June 30, 2010	9,333,353	$2.25

Restricted Stock Units
Under the 2004 Plan, the Company granted 2,021,024 restricted stock units (“RSUs”) to the Company’s three employees on December 31, 2009, where each RSU represents a contingent right to receive one share of the Company’s common stock. The RSUs were to vest upon the closing of the Merger with Adamis, subject to the continued employment of the recipient through the closing date of the Merger. As a result of the termination of the Merger with Adamis in March 2010, the RSUs were cancelled.
Stock-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant. The grant date intrinsic value of awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods. The weighted average grant date intrinsic value was $0.17 per RSU. Due to their cancellation, no stock-based compensation expense related to the RSUs was recognized during the three and six months ended June 30, 2010.
A summary of the Company’s RSU activity and related data follows:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
Restricted stock units outstanding at December 31, 2009	2,021,024	$0.17
Cancelled	(2,021,024)	$0.17

Restricted stock units outstanding at June 30, 2010	—	$—

7. Restructuring Costs
In connection with the termination of the clinical trials for Riquent in 2009, the Company ceased all manufacturing and regulatory activities related to Riquent and initiated steps to significantly reduce its operating costs, including a reduction of force, resulting in the termination of 74 employees who received notification in February 2009 and were terminated in April 2009. The Company recorded a charge of approximately $1,048,000 in the quarter ended March 31, 2009, of which $668,000 was included in research and development and $380,000 was included in general and administrative expense. The $1,048,000 was paid in May 2009.

On December 4, 2009, the Company entered into Retention and Separation Agreements and General Release of All Claims (the “Retention Agreements”) with its Chief Executive Officer and Vice President of Finance (the “Officers”). The Retention Agreements superseded the severance provisions of the employment agreements with the Officers that were effective prior to the signing of the Retention Agreements (the “Prior Employment Agreements”), but otherwise the terms of the Prior Employment Agreements remained in full force and effect. The Retention Agreements did not alter the amount of severance that was to be awarded under the Prior Employment Agreements, but rather changed the events that triggered such payments.
Pursuant to the Retention Agreements, on December 18, 2009 the Company paid a total of $269,000, less applicable withholding taxes, to the Officers (the “Retention Payments”). If the Officers were to voluntarily resign their employment prior to the earlier to occur of (a) the closing of the Merger with Adamis and (b) March 31, 2010, they were to immediately repay the Retention Payments to the Company. The date under (a) and (b) shall be referred to as the “Separation Date.” Neither of the Officers resigned prior to March 31, 2010 and the Merger never closed, so each Officer was entitled to keep the full amount of her respective Retention Payment.
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
In April 2010, the Compensation Committee of the Board confirmed that, pursuant to the terms of the Retention Agreements, the Retention Payments and Severance Payments were earned as of March 31, 2010 and agreed that the existing employment terms would remain in effect beyond March 31, 2010. The Retention Payments of $269,000 that were paid in December 2009 were fully earned as of March 31, 2010, of which $222,000 and $47,000 were charged to general and administrative expense for the quarter ended March 31, 2010 and the year ended December 31, 2009, respectively. The fully-earned Severance Payments, including related employer taxes, of $550,000, were paid during the quarter ended June 30, 2010. Of the $550,000 that was paid as of June 30, 2010, $456,000 and $94,000 were charged to general and administrative expense for the quarter ended March 31, 2010 and the year ended December 31, 2009, respectively.
As an incentive to retain the Officers and an additional employee to pursue a strategic transaction such as a financing, merger, license agreement, third party collaboration or wind down of the Company, in April 2010, the Compensation Committee approved retention bonuses for a total of up to approximately $600,000, depending on the type of strategic transaction completed (“Strategic Transaction Bonus”). Upon the closing of the financing in May 2010, the officers and an additional employee were paid a Strategic Transaction Bonus totaling $296,000.
8. Commitments and Contingencies
As of June 30, 2010, there were no material operating leases, notes payable, purchase commitments or capital leases.
The Company extended certain of its liability insurance policies in June 2010 covering future periods.

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
In May 2010, we sold approximately 29.0 million shares of common stock and 5,134 shares of redeemable convertible preferred stock, for aggregate gross proceeds of approximately $6.0 million in a private placement. The investors also received a three-year warrant to purchase, for cash, an additional 10,268 shares of convertible preferred stock for an aggregate exercise price of approximately $10.3 million. The investors will be required to exercise the warrants and purchase the additional shares of convertible preferred stock in the event that the Company consummates a Strategic Transaction (as defined in the Certificate of Designations) approved by the investors.
The investors also received an additional three-year warrant to purchase, for cash or on a cashless basis, an additional 5,134 shares of convertible preferred stock for an aggregate exercise price of approximately $5.1 million, if exercised on a cash basis; the Company will receive no cash proceeds and issue fewer shares if the warrants are exercised on a cashless basis. In addition, if the investors purchase the additional 10,268 shares of preferred stock that must be purchased for cash, they will receive an additional three-year warrant to purchase, for cash or on a cashless basis, an additional 10,268 shares of preferred stock on the same terms as provided in the cashless warrants issued at the initial close.
Each share of convertible preferred stock will be initially convertible into shares of our common stock at a conversion rate of 66,667 shares of common stock per share of preferred stock that is converted; this conversion rate may be increased under certain circumstances. Certain of the convertible preferred stock will bear a dividend of 15% per annum, payable semi-annually in additional shares of convertible preferred stock. Certain of the convertible preferred stock are subject to redemption if we do not consummate a Strategic Transaction within nine months of the initial closing. The Company is required to obtain the vote of the holders of the convertible preferred stock prior to taking certain corporate actions and has also agreed to certain limitations on its spending until a Strategic Transaction is consummated.

Based upon funds received in the May 2010 financing and parameters established by those financing documents, our current business operations are focused on evaluating the options available to us to maximize the value of our assets, which may include the following:
•	Develop, sell or out-license our Riquent program, although we may not receive any significant value upon such a sale or license; and
•	Pursue potential other strategic transactions, which could include mergers, license agreements or other collaborations, with third parties where we seek new compounds for development and seek additional capital.
Following the negative results of the Phase 3 ASPEN trial, we recorded a significant charge for the impairment of our Riquent assets, including our Riquent-related patents, and we may not realize any significant value from our Riquent program in the future. Additionally, although we have recently engaged consultants to determine whether there is any potential for the further development of our Riquent program, there is a substantial risk that Riquent may not be a candidate for further development and we may not successfully implement any of these strategic alternatives. Even if we determine to pursue one or more of these alternatives, we may be unable to do so on acceptable terms. Any such transactions are likely to be dilutive to our existing stockholders and may deplete our capital resources.
Effective at the open of business on March 4, 2010, our common stock was suspended and delisted from The NASDAQ Stock Market (“Nasdaq”) and began trading on The Pink OTC Markets, Inc. and has since transitioned to the OTC Bulletin Board.
Previously, in 2009, the following significant events had occurred:
•	In January 2009 we entered into a development and commercialization agreement (the “Development Agreement”) with BioMarin CF Limited (“BioMarin CF”), a wholly-owned subsidiary of BioMarin Pharmaceutical Inc. (“BioMarin Pharma”) for which we received a non-refundable commencement payment of $7.5 million pursuant to the Development Agreement from BioMarin CF and $7.5 million from BioMarin Pharma in exchange for a newly designated series of our preferred stock pursuant to the securities purchase agreement. Following the futile results of the first interim efficacy analysis of Riquent received in February 2009, the Development Agreement was terminated on March 27, 2009 and all of the Company’s Series B-1 preferred shares purchased by BioMarin Pharma were converted into common shares. Additionally, all rights to Riquent were returned to us.
•	In February 2009, an Independent Monitoring Board for the Riquent Phase 3 ASPEN study informed us that, per its review of the first interim efficacy analysis of Riquent, continuing the study was futile. We subsequently unblinded the data and found that there was no statistical difference in the primary endpoint, delaying time to renal flare, between the Riquent-treated group and the placebo-treated group, although there was a significant difference in the reduction of antibodies to double-stranded DNA. There were 56 renal flares in 587 patients treated with either 300-mg or 900-mg of Riquent, and 28 renal flares in 283 patients treated with placebo.
Based on these results, we immediately discontinued the Riquent Phase 3 ASPEN study and the further development of Riquent and we significantly reduced our operating costs, ceased all Riquent manufacturing and regulatory activities and completed a substantial reduction in personnel in April 2009.
•	In October 2009, we attempted to obtain stockholder approval for a Plan of Complete Liquidation and Dissolution but the majority of our stockholders failed to return their proxy cards or otherwise indicate their votes with respect to this proposal. Accordingly, we were not able to obtain the requisite quorum to conduct business at the special meeting and were therefore unable to proceed with dissolution.

•	In December 2009, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) by and among the Company, Jewel Merger Sub, Inc. and Adamis Pharmaceuticals Corporation (“Adamis”). The transaction contemplated by the Merger Agreement was structured as a reverse merger, in which Jewel Merger Sub, Inc., a wholly-owned subsidiary of the Company, would merge with and into Adamis, with Adamis surviving (the “Merger”). On March 3, 2010, the Company and Adamis agreed to terminate the Merger Agreement as the majority of our stockholders failed to return their proxy cards or otherwise indicate their votes with respect to the proposals related to the Merger. Accordingly, we were not able to obtain the requisite quorum to conduct business at the special meeting. The solicitation of further votes was cancelled due to the delisting of our common stock from Nasdaq on March 4, 2010.
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
In addition to those critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, the following are critical accounting policies that have been added during the six months ended June 30, 2010:
Derivative Liabilities
In conjunction with the financing transaction that took place in May 2010, we issued redeemable convertible preferred stock with certain embedded derivative features, as well as warrants that are accounted for as derivative liabilities (see Note 5 to the condensed consolidated financial statements). These derivative liabilities were determined to be ineligible for equity classification due to provisions of the underlying preferred stock whereby redemption is outside of our sole control and due to provisions that may result in an adjustment to their exercise or conversion price.
Our derivative liabilities are recorded at estimated fair value on the date of issuance and are adjusted to reflect estimated fair value at each period end, with any increase or decrease in estimated fair value being recorded as other income or expense. The fair value of these liabilities is estimated using option pricing models that are based on the individual characteristics of the common stock and preferred stock, the derivative liability on the valuation date, as well as assumptions for expected volatility, expected life and risk-free interest rate. If any of these assumptions are materially incorrect, the resulting accounting treatment could change significantly.

Alternative models could have been selected to calculate these fair values, which may have produced significantly different results. If we adopt a different valuation model in the future, this may result in a lack of consistency between periods and materially affect our fair value estimates. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. Additionally, because the estimated fair values are affected by our stock price, fluctuations in our stock price, which can be volatile, may significantly affect our financial results.

Recent Accounting Pronouncements
There were no Accounting Standards Updates adopted by us or issued during the six months ended June 30, 2010 that had a material effect on the unaudited condensed consolidated financial statements or that are reasonably certain to have a material impact on the unaudited condensed consolidated financial statements in future periods.

Results of Operations
There were no revenues for the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010. For the six months ended June 30, 2009, revenue was $8.1 million. Revenue for the six months ended June 30, 2009 was a result of the Development Agreement entered into with BioMarin CF in January 2009. The Development Agreement was terminated in March 2009 following the negative results from our Riquent Phase 3 ASPEN study which led to the recognition of previously deferred income on the nonrefundable payments received of $8.1 million.
For the three months ended June 30, 2010, we incurred virtually no research and development expense compared to a credit of $0.1 million for the same period in 2009. For the six months ended June 30, 2010, research and development expense was similarly insignificant compared to $9.8 million for the same period in 2009, as a result of the discontinuation of the Riquent Phase 3 ASPEN study which had been actively in process during part of that period.
For the three and six months ended June 30, 2010, general and administrative expense decreased to $0.9 million and $2.7 million, respectively, from $2.1 million and $4.6 million for the same periods in 2009. The decreases for the three and six months ended June 30, 2010 are primarily the result of decreases of $0.8 million and $1.2 million, respectively, due to the termination of a majority of our workforce in April 2009, with the remainder due to decreases in consulting and legal services related to our restructuring activities in the first two quarters of 2009.
Non-operating expense as a result of the estimated the fair value of derivative liabilities upon issuance for the three and six months ended June 30, 2010 was $5.0 million. The charge was a result of the expense recorded for the estimated fair value of warrants and instruments with certain embedded derivative features that we issued in the May 2010 financing. These derivative liabilities are required to be recorded at their estimated fair value upon issuance and remeasured at estimated fair value at each subsequent reporting period.
Non-operating income as a result of adjustments to the estimated fair value of derivative liabilities for the three and six months ended June 30, 2010 was $3.0 million. The derivative liabilities issued in the May 2010 financing were remeasured at their estimated fair value as of June 30, 2010 resulting in a decrease in value from their issuance based upon changes in the inputs to the valuation models used to estimate the liabilities. This resulted in $3.0 million of non-operating income for the three and six months ended June 30, 2010.
Financing transaction costs for the three and six months ended June 30, 2010 were $0.2 million. The costs directly related to completing the May 2010 financing, and were primarily comprised of legal expenses.
Interest income and other expense, net, was less than $0.1 million for the three and six months ended June 30, 2010 and 2009. Our notes payable and capital leases were repaid during the quarter ended June 30, 2009 and we moved all short-term investments to non-interest bearing cash accounts during the quarter ended March 31, 2009.
Liquidity and Capital Resources
From inception through June 30, 2010, we have incurred a cumulative net loss of approximately $429.2 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through June 30, 2010, we have raised approximately $417.0 million in net proceeds from sales of equity securities.
At June 30, 2010, we had $8.1 million in cash, of which up to $5.2 million, plus accrued dividends, could be required to be paid upon the triggering of a redemption right under our outstanding preferred securities, as compared to $4.3 million of cash at December 31, 2009. Our working capital at June 30, 2010 was a deficit of $0.4 million, as compared to $4.2 million at December 31, 2009 and is largely driven by our derivative liability obligations which will likely change in value and the change in value can be significant, either up or down, based on changes in the inputs to the valuation models used to derive them. The increase in cash resulted from the net proceeds of $6.0 million received in the May 2010 financing offset by the use of our financial resources to fund our general corporate operations.

Our history of recurring losses from operations, our cumulative net loss as of June 30, 2010, and the absence of any current revenue sources raise substantial doubt about our ability to continue as a going concern.
In 2009, we exited our former buildings upon the expiration of the leases, paid off all remaining notes payable and capital lease obligations and early terminated our material operating leases. As a result, no notes payable, purchase commitments, capital leases or material operating leases existed as of June 30, 2010.
Our current business operations are focused on using our financial resources to fund our current obligations while we seek to either acquire new assets for development or pursue the possible further development of Riquent, as described above. In the future, it is possible that we will not have adequate resources to support continued operations and we will need to cease operations.
Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:
•	our ability to sell, out-license or otherwise develop our Riquent program; and
•	our ability to consummate a strategic transaction such as a merger, license agreement or other collaboration with a third party where we seek new compounds for development and seek additional capital.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
I. RISK FACTORS RELATING TO LA JOLLA PHARMACEUTICAL COMPANY AND THE INDUSTRY IN WHICH WE OPERATE.
The risk factors presented below update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”) and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. The following factors, along with those in the documents noted above, should be reviewed carefully, in conjunction with the other information contained in this Report and our financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-Q and presented elsewhere by our management from time to time. See “Part I, Item 2—Forward-Looking Statements.”
We have only limited assets, no ongoing clinical trials and no products.
As of June 30, 2010, we had a deficit of approximately $0.4 million in working capital, no ongoing clinical trials and no products. Although we retain the rights to the Riquent patent estate, the value of the estate is uncertain and has been written down under United States generally accepted accounting principles (“GAAP”) to nearly zero. Even with the money raised in the May 2010 financing, we have only limited assets available to operate and develop our business. We are utilizing the funds received in the May 2010 financing to evaluate whether or not Riquent may be developed further. If we determine that Riquent does have potential value such that it merits further development efforts, we would need to find a development partner and/or use the funds received from the May 2010 financing to attempt to develop the compound ourselves. If we determine that Riquent has no remaining value, then we would need to acquire rights to another drug candidate for development.
Given the limited working capital that we have available, we will likely need to raise significant amounts of additional capital if we elect to develop Riquent on our own or develop a drug candidate acquired from another party. Raising this capital may not be possible or, if possible, may be on terms that are highly unfavorable. If we are not able to develop Riquent or acquire rights to another drug candidate for development, we may be forced to liquidate the Company. In that event, the funds resulting from the liquidation of our assets, net of amounts payable, would likely return only a small amount, if anything, to our stockholders.
Although we are attempting to pursue potential strategic transactions, there is no assurance that we will be successful and, even if we are successful, our stockholders may suffer dilution or other reductions in value as part of our acquisition of new assets.
Following the financing transaction in May 2010, we have been evaluating potential pharmaceutical products for in-licensing or acquisition and have engaged consultants to determine whether there is any potential for the further development of Riquent in light of recent renewed interest in pharmaceutical products being developed by other companies for the treatment of Systemic Lupus Erythematosus (SLE), among other uses. There is a substantial risk that we may not be successful in any of these strategic alternatives and, even if we determine to pursue one or more of these alternatives, we may be unable to do so on acceptable financial terms. Any such transactions may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect our business and financial results. Additionally, pursuing these transactions would deplete some portion of our limited capital resources and may not result in a transaction that is ultimately consummated.

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
We will continue to evaluate our alternatives in light of our cash position.
Our ability to raise additional capital and enter into strategic transactions requires the approval of certain investors from the May 2010 financing.
The terms of the Certificate of Designations impose many restrictions on the Company and our ability to engage in certain actions. For example, the Certificate of Designations provides that the Company may not: issue capital stock; enter into a definitive agreement that, if consummated, would effect a change of control; amend its certificate of incorporation; or take corporate action that, if consummated, would represent a Strategic Transaction. Accordingly, even if we identify an opportunity to further develop Riquent or another drug candidate, our ability to enter into an appropriate arrangement to continue our operations may be more difficult than in the absence of these restrictions. We may be prohibited from developing a partnership to further develop Riquent or entering into an agreement to acquire rights to another drug candidate for development if we do not receive approval from the requisite investors. If we cannot develop a product, our resources will continue to be depleted and our ability to continue operations will be adversely affected. Moreover, the Company faces negative consequences if it is not able to consummate a Strategic Transaction on or before February 26, 2011. If the Company is not able to consummate a Strategic Transaction, the holders of Series C Preferred may require the Company to redeem their shares for an amount equal to the sum of $1,000 per share of Series C Preferred (subject to adjustment in certain circumstances) and all accrued and unpaid dividends on such share of Series C Preferred. Such payment would further deplete the Company’s resources and, as such, may result in the Company having to liquidate its business.
The May 2010 financing has already caused, and will continue to cause, our existing stockholders to suffer substantial dilution.
Upon the closing of the May 2010 financing, the Company issued the investors approximately 29 million shares of common stock and approximately 5,000 shares of Series C-1 Preferred. The issuance of such a large number of shares of common stock diluted the ownership of our existing stockholders and provided the new investors with a sizeable interest in the Company. Moreover, the shares of Preferred Stock issued to the investors are initially convertible into common stock at a rate of 66,667 shares of common stock for each share Preferred Stock held. Thus, when the investors convert their shares of Preferred Stock, there will be a significant increase in the number of shares of common stock outstanding. Existing stockholders will accordingly suffer further dilution. At the closing of the financing, investors also received warrants to purchase shares of Preferred Stock, which are also initially convertible into common stock at a rate of 66,667 shares of common stock for every share of Preferred Stock held. Further dilution to existing stockholders will occur upon conversion of the shares of Preferred Stock issuable upon exercise of the warrants. Moreover, certain shares of Preferred Stock are entitled to dividends that are payable in additional shares of Preferred Stock, which are again initially convertible into shares of common stock at a rate of 66,667 shares of common stock for each share of Preferred Stock held. The initial conversion rate of 66,667 shares of common stock for each share of Preferred Stock may be adjusted upon certain events, resulting in an increase in the number of shares of common stock that will be issued upon conversion of one share of Preferred Stock, which will serve to further dilute the ownership of existing stockholders.

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
Although the trading price of our common stock has not been as volatile in recent months, our stock has generally experienced significant price and volume volatility since February 2009 due to, among other things, the futility determination of the Riquent Phase 3 clinical trial in February 2009, our efforts to dissolve the Company in October 2009 and the termination of our Merger Agreement with Adamis in March 2010. Our stock is currently trading at approximately $0.04 per share and we could continue to experience further declines in our stock price. The market price of our common stock could continue to be volatile. Market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors, among others, can have a significant effect on the market price of our securities:
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

Our financial reporting is complicated and may confuse investors.
The securities we issued in the May 2010 financing have certain features that result in mark to market accounting under ASC Topic 815, Derivatives and Hedging . These accounting rules require that our derivative instruments be adjusted to their fair market values at each reporting date, which means that we will likely report significant non-cash gains or losses in future periods as our stock price moves down or up, thereby changing the deemed value of the derivative instruments. These gains and losses can be vary substantial each period and may result in significant period-over-period swings in our GAAP operating results. For example, for the quarter ended June 30, 2010, we recorded a non-cash net loss on the fair value of our derivative instruments of approximately $2.0 million. As a result, investors are cautioned to carefully read our financial statements, the notes thereto and the Management’s Discussion & Analysis of Financial Condition and Results of Operations for a more complete understanding of our operating results. Prior results may not be indicative of future results and periods reflecting significant non-cash income under these accounting rules would not correspond to significant positive cash flows that investors may normally expect.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1
Certificate of Designations, Preferences and Rights of Series C-1 Convertible Preferred Stock, Series C-2 Convertible Preferred Stock, Series D-1 Convertible Preferred Stock and Series D-2 Convertible Preferred Stock (previously filed with the Company’s Current Report on Form 8-K filed May 28, 2010 and incorporated by reference herein)

10.1
Securities Purchase Agreement, dated as of May 24, 2010 by and among the Company and the Purchasers named therein (previously filed with the Company’s Current Report on Form 8-K filed May 28, 2010 and incorporated by reference herein)

10.2	Form of Series C-2 Preferred Stock Purchase Warrant (previously filed with the Company’s Current Report on Form 8-K filed May 28, 2010 and incorporated by reference herein)
10.3	Form of Series D-1 Preferred Stock Purchase Warrant (previously filed with the Company’s Current Report on Form 8-K filed May 28, 2010 and incorporated by reference herein)
10.4	Form of Series D-2 Preferred Stock Purchase Warrant (previously filed with the Company’s Current Report on Form 8-K filed May 28, 2010 and incorporated by reference herein)
10.5
Chief Executive Officer Employment Agreement, dated as of May 24, 2010, by and between the Company and Deirdre Y. Gillespie, M.D. (previously filed with the Company’s Current Report on Form 8-K filed May 28, 2010 and incorporated by reference herein)

10.6
Confidential Retention Agreement, dated as of May 24, 2010, by and between the Company and Deirdre Y. Gillespie, M.D. (previously filed with the Company’s Current Report on Form 8-K filed May 28, 2010 and incorporated by reference herein)

10.7
Executive Employment Agreement, dated as of May 24, 2010, by and between the Company and Gail A. Sloan (previously filed with the Company’s Current Report on Form 8-K filed May 28, 2010 and incorporated by reference herein)

10.8
Confidential Retention Agreement, dated as of May 24, 2010, by and between the Company and Gail A. Sloan (previously filed with the Company’s Current Report on Form 8-K filed May 28, 2010 and incorporated by reference herein)

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

La Jolla Pharmaceutical Company
Date: August 20, 2010	/s/ Deirdre Y. Gillespie
Deirdre Y. Gillespie, M.D.
President and Chief Executive Officer (On behalf of the Registrant)

/s/ Gail A. Sloan
Gail A. Sloan
Chief Financial Officer and Secretary (As Principal Financial and Accounting Officer)