Form 10-Q
period 2010-09-30
LA JOLLA PHARMACEUTICAL CO
filed 2010-11-12
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission file number: 0-24274
LA JOLLA PHARMACEUTICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0361285 (I.R.S. Employer Identification No.)

4365 Executive Drive, Suite 300	92121
San Diego, CA	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding at
November 8, 2010 was 94,710,059.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS — UNAUDITED
LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Balance Sheets
(in thousands, except share and par value amount data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$7,272	$4,254
Prepaids and other current assets	163	586

Total current assets	7,435	4,840

Total assets	$7,435	$4,840

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$22	$125
Accrued expenses	224	323
Accrued payroll and related expenses	96	173
Derivative liabilities	7,807	—

Total current liabilities	8,149	621

Series C-1 redeemable convertible preferred stock, $0.0001 par value; 11,000 shares authorized, 5,184 and no shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively (redemption value and liquidation preference in the aggregate of $5,454 at September 30, 2010)	92	—

Commitments

Stockholders’ (deficit) equity:
Common stock, $0.0001 par value; 6,000,000,000 shares authorized, 94,710,059 and 65,722,648 shares issued and outstanding at September 30, 2010 and December 31, 2009	9	7
Additional paid-in capital	428,599	428,533
Accumulated deficit	(429,414)	(424,321)

Total stockholders’ (deficit) equity	(806)	4,219

Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$7,435	$4,840

Note:
The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles.

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue from collaboration agreement	$—	$—	$—	$8,125

Expenses:
Research and development	4	(240)	13	9,567
General and administrative	698	992	3,366	5,602

Total expenses	702	752	3,379	15,169

Loss from operations	(702)	(752)	(3,379)	(7,044)

Other income (expense):
Excess of fair value of derivative liabilities over proceeds upon issuance	—	—	(5,015)	—
Adjustments to fair value of derivative liabilities	480	—	3,465	—
Financing transaction costs	—	—	(163)	—
Interest income and other expense, net	—	54	(1)	51

Net loss and comprehensive loss	(222)	(698)	(5,093)	(6,993)

Preferred stock dividend	(247)	—	(334)	—

Net loss and comprehensive loss attributable to common stockholders	$(469)	$(698)	$(5,427)	$(6,993)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.07)	$(0.11)

Shares used in computing basic and diluted net loss per share	94,700	65,723	79,308	62,555

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities:
Net loss	$(5,093)	$(6,993)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	—	116
Gain on write-off/disposal of patents, property and equipment	—	(326)
Share-based compensation expense	402	2,344
Settlement of accounts payable and accrued liabilities	—	(2,645)
Issuance of Series C-1 Preferred Stock for services	12	—
Excess of fair value of derivative liabilities over proceeds upon issuance	5,015	—
Gain on adjustments to fair value of derivative liabilities	(3,465)	—
Change in operating assets and liabilities:
Prepaids and other current assets	423	39
Accounts payable and accrued expenses	(202)	(6,019)
Accrued payroll and related expenses	(77)	(1,451)

Net cash used for operating activities	(2,985)	(14,935)

Investing activities:
Sales of short-term investments	—	10,000
Net proceeds from sale of patents and property and equipment	—	841
Additions to property and equipment	—	(18)
Increase in patent costs and other assets	—	(6)

Net cash provided by investing activities	—	10,817

Financing activities:
Proceeds from issuance of derivative obligations	6,003	—
Net proceeds from issuance of Series B Preferred Stock	—	6,810
Payments on credit facility	—	(5,933)
Payments on obligations under notes payable	—	(331)
Payments on obligations under capital leases	—	(45)

Net cash provided by financing activities	6,003	501

Net increase (decrease) in cash and cash equivalents	3,018	(3,617)
Cash and cash equivalents at beginning of period	4,254	9,447

Cash and cash equivalents at end of period	$7,272	$5,830

Supplemental schedule of noncash investing and financing activities:
Decrease in par value of capital stock from change in par value	651	—

Issuance of common stock at par value, offset by paid-in capital reduction	3	—

Accrued dividends payable in Series C-1 Preferred Stock	334	—

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2010
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of La Jolla Pharmaceutical Company and its wholly-owned subsidiaries La Jolla Limited (dissolved in October 2009) and Jewel Merger Sub, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the restructuring costs – see Note 7 for further details) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for other quarters within or for the year ending December 31, 2010. For more complete financial information, these unaudited condensed consolidated financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2010.
The Company has a history of recurring losses from operations and, as of September 30, 2010, the Company had no revenue sources, an accumulated deficit of $429,414,000 and available cash and cash equivalents of $7,272,000 of which up to $5,454,000 could be required to be paid upon the triggering of a redemption right under the Company’s outstanding preferred securities including accrued dividends, which is not considered probable as of September 30, 2010 (see Note 5). These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business and this does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
Significant 2010 Events
Effective March 4, 2010, the Company’s common stock was suspended and delisted from The NASDAQ Stock Market (“Nasdaq”) and began trading on The Pink OTC Markets, Inc. and has since transitioned to the OTC Bulletin Board.
In May 2010, the Company entered into definitive agreements with institutional investors and affiliates for a private placement of common stock, redeemable convertible preferred stock and warrants to purchase convertible preferred stock for initial proceeds of $6,003,000 (the “May 2010 Financing”). The Company expects to use a portion of the initial proceeds from the transaction to evaluate potential pharmaceutical products for in-licensing or acquisition and/or to assess whether development opportunities for Riquent exist, among other uses, with a majority of the proceeds to be used for the consummation of a strategic transaction. If the evaluation efforts do not culminate in the consummation of a potential strategic transaction that is approved by at least two-thirds of the then outstanding preferred stockholders, such as a joint venture, partnership, development agreement, license agreement or the further development of Riquent, with or without a third party (a “Strategic Transaction”), within nine months of the May 2010 Financing, then the Series C-1 convertible preferred stock may be redeemed by the investors (see Note 5).

Pursuant to the terms of May 2010 Financing agreements, the Company sold 28,970,435 shares of the Company’s common stock, (the “Common Stock”), at a contractually stated price of $0.03 per share and 5,134 shares of the Company’s Series C-1 Preferred Stock, (the “Series C-1 Preferred”), at a contractually stated price of $1,000 per share, which can be converted into 342 million shares of common stock, subject to certain limitations. The purchasers also received warrants (the “Series D-1 Warrants”) to purchase 5,134 shares of the Company’s Series D-1 Preferred Stock, (the “Series D-1 Preferred”), at an exercise price of $1,000 per share, which warrants may be exercised on a “net” or “cashless” basis. Additionally, the purchasers received warrants (the “Series C-2 Warrants”) to purchase 10,268 units, at an exercise price of $1,000 per unit, which warrants are exercisable only in cash, with each unit consisting of one share of the Company’s Series C-2 Preferred Stock, (the “Series C-2 Preferred”), and an additional warrant (the “Series D-2 Warrant”) to purchase one share of the Company’s Series D-2 Preferred Stock, (the “Series D-2 Preferred”), at an exercise price of $1,000 per share. The Series D-1 Warrants, Series C-2 Warrants and Series D-2 Warrants are collectively referred to as the “Warrants.” The Series C-1 Preferred, Series C-2 Preferred, Series D-1 Preferred and Series D-2 Preferred are convertible and the Series C-1 Preferred and Series C-2 Preferred are redeemable, if and when issued, and are collectively referred to as the “Preferred Stock.” The Common Stock, Preferred Stock and Warrants are referred to collectively as the “Securities.” In a separate transaction, on May 26, 2010 the Company issued approximately 50 shares of Series C-1 Preferred to one of the purchasers in the May 2010 Financing in exchange for a first right of negotiation for a product candidate.
At the Annual Meeting of Stockholders held on August 12, 2010, the Company’s stockholders approved a decrease to the par value of the Company’s capital stock from $0.01 to $0.0001 and an increase in the number of shares authorized to be issued under its certificate of incorporation from 225 million shares to 6 billion shares, among other approved proposals. The decrease in par value amount resulted in a reduction in the Company’s common stock account of $651,000 and a corresponding increase in the Company’s additional paid-in capital account of $651,000 as of September 30, 2010. Amounts have been retroactively adjusted to reflect this change.
Significant 2009 Events
Following the negative results of the Riquent® Phase 3 ASPEN trial received in February 2009, the Company recorded a significant charge for the impairment of its Riquent assets, including the Riquent-related patents, and the Company may not realize any significant value from the Riquent program in the future. Additionally, although the Company has recently engaged consultants to determine whether there is any potential for the further development of Riquent, there is a substantial risk that Riquent may not be a suitable candidate for further development and the Company may not successfully enter into any strategic transactions, which may include mergers, license agreements or third party collaborations to develop new products, or to potentially develop Riquent. Even if the Company decides to pursue one or more of these alternatives, it may be unable to do so on acceptable terms. Any such transactions are likely to be highly dilutive to the Company’s existing stockholders and may deplete its limited remaining capital resources.
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
2. Accounting Policies
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of La Jolla Pharmaceutical Company and its wholly-owned subsidiaries, La Jolla Limited, which was incorporated in England in October 2004 and dissolved in October 2009, and Jewel Merger Sub, Inc., which was incorporated in Delaware in December 2009. There have been no significant transactions related to either subsidiary since their inception.
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
Recent Accounting Pronouncements
There were no Accounting Standards Updates adopted by the Company or issued during the nine months ended September 30, 2010 that had a material effect on the unaudited condensed consolidated financial statements.
Revenue Recognition
The Company applies the revenue recognition criteria outlined in the FASB Topic on Revenue Recognition. Upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Non-refundable amounts received for substantive milestones are recognized upon achievement of the milestone. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue.
The Company’s sole source of revenue in the unaudited condensed consolidated financial statements for the nine months ended September 30, 2009 is related to a January 4, 2009 Development Agreement with BioMarin CF, a wholly owned subsidiary of BioMarin Pharmaceutical Inc. (“BioMarin Pharma”), which contained multiple potential revenue elements, including non-refundable upfront fees. The Development Agreement was terminated on March 27, 2009 following the failure of the Phase 3 ASPEN trial, at which time the Company had no remaining on-going services or performance. The Company recognized $8,125,000 as collaboration revenue upon termination of the Development Agreement during the quarter ended March 31, 2009.
Impairment of Long-Lived Assets
If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows.

As a result of the futility determination in the Riquent Phase 3 ASPEN trial in February 2009, the Company discontinued the Phase 3 ASPEN study and the development of Riquent. Based on these events, the future cash flows from the Company’s Riquent-related patents were no longer expected to exceed their carrying values and the assets became impaired as of December 31, 2008. Accordingly, the Company recorded a non-cash charge for the impairment of long-lived assets for the year ended December 31, 2008 to write down the value of the Company’s patents, property and equipment and licenses to their estimated fair values. Although no impairment charges were recorded during 2009, the Company sold, disposed of, or wrote off the majority of its remaining long-lived assets during the nine months ended September 30, 2009.
Accrued Clinical/Regulatory Expenses
As a result of the discontinuation of the Riquent Phase 3 ASPEN study and the development of Riquent in February 2009, all clinical and regulatory activities were ceased and no related accruals were required as of September 30, 2009 and no further clinical or regulatory activities have occurred subsequently and through September 30, 2010.
Net Loss Per Share
Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the periods. Earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted-average number of common shares and common stock equivalents outstanding for the period issuable upon the conversion of preferred stock and exercise of stock options and warrants. These common stock equivalents are included in the calculation of diluted EPS only if their effect is dilutive. The shares used to compute basic and diluted net loss per share represent the weighted-average common shares outstanding.
Because the Company has incurred a net loss for all periods presented in the unaudited condensed consolidated statements of operations, common stock issuable upon the conversion of preferred stock and the exercise of stock options and warrants are not included in the computation of net loss per share because their effect is anti-dilutive. At September 30, 2010 and 2009, the potentially dilutive securities include 2.1 billion and 12.1 million shares, respectively, reserved for the conversion of convertible preferred stock, including accrued dividends, and the exercise of outstanding stock options and warrants. Of the potentially dilutive securities, 345.6 million potentially dilutive common shares relate to presently issued and outstanding shares of preferred stock.
Derivative Liabilities
In conjunction with the May 2010 Financing, the Company issued redeemable convertible preferred stock that contained certain embedded derivative features, as well as warrants that are accounted for as derivative liabilities (see Note 5). These derivative liabilities were determined to be ineligible for equity classification due to provisions of the underlying preferred stock, which is also ineligible for equity classification, whereby redemption is outside the sole control of the Company and due to provisions that may result in an adjustment to their exercise or conversion price.
The Company’s derivative liabilities were initially recorded at their estimated fair value on the date of issuance and are subsequently adjusted to reflect the estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded as other income or expense, accordingly. The fair value of these liabilities is estimated using option pricing models that are based on the individual characteristics of the common stock and preferred stock, the derivative liability on the valuation date, as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.

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
The Company used Level 3 inputs for its valuation methodology for the embedded derivative liabilities and warrant derivative liabilities. The estimated fair values were determined using a binomial option pricing model based on various assumptions (see Note 5). The Company’s derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to fair value of derivative liabilities.
At September 30, 2010, the estimated fair values of the liabilities measured on a recurring basis are as follows (in thousands):

	Fair Value Measurements at September 30, 2010
	Balance at	Quoted Prices in	Significant Other	Significant
	September 30,	Active Markets	Observable Inputs	Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Embedded derivative liabilities	$5,126	$—	$—	$5,126
Warrant derivative liabilities	2,681	—	—	2,681

Total	$7,807	$—	$—	$7,807

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the nine months ended September 30, 2010 (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Embedded Derivative	Warrant Derivative
	Liabilities	Liabilities	Total
Beginning balance at December 31, 2009	$—	$—	$—
Issuances	5,524	5,494	11,018
Adjustments to estimated fair value	(652)	(2,813)	(3,465)
Accrued dividends payable in Series C-1 Preferred Stock	254	—	254

Ending balance at September 30, 2010	$5,126	$2,681	$7,807

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
5. Securities Purchase Agreement
On May 24, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company and the purchasers named therein (the “Purchasers”). The Purchasers included institutional investors as well as the Company’s Chief Executive Officer, Chief Financial Officer and an additional Company employee. The total investment by these Company employees represented less than 3% of the proceeds received by the Company in the May 2010 Financing. Pursuant to the Purchase Agreement, on May 26, 2010 (the “Closing Date” or “Closing”), for total consideration of $6,003,000, the Purchasers purchased (i) an aggregate of 28,970,435 shares of the Company’s Common Stock, par value $0.01 per share, at a contractually stated price of $0.03 per share, and (ii) 5,134 shares of the Company’s Series C-1 Preferred, par value $0.01 per share, at a contractually stated price of $1,000 per share. The

Purchasers also received (i) Series D-1 Warrants to purchase 5,134 shares of the Company’s Series D-1 Preferred, par value $0.01 per share, at an exercise price of $1,000 per share, which warrants may be exercised on a cashless basis, and (ii) Series C-2 Warrants to purchase 10,268 units, at an exercise price of $1,000 per unit, which warrants are exercisable only in cash, with each unit consisting of one share of the Company’s Series C-2 Preferred, par value $0.01 per share, and an additional Series D-2 Warrant to purchase one share of the Company’s Series D-2 Preferred, par value $0.01 per share, at an exercise price of $1,000 per share. All shares of preferred stock are convertible into common stock as described later herein. Subsequently, the par value of the Company’s capital stock was decreased from $0.01 to $0.0001 in August 2010 (see Note 1).
Allocation of Proceeds
At the Closing Date, the estimated fair value of the Series C-2 Warrants for units, Series D-1 Warrants, and the embedded derivatives included within the Series C-1 Preferred exceeded the proceeds from the May 2010 Financing of $6,003,000 (see the valuations of these derivative liabilities under the heading, “Derivative Liabilities” below). As a result, all of the proceeds were allocated to these derivative liabilities and no proceeds remained for allocation to the Common Stock and Series C-1 Preferred issued in the financing.
Common Stock
The Purchasers are restricted from selling the Common Stock until six months after the Closing Date and, as of September 30, 2010, the Common Stock is unregistered.
Accounting Treatment
At the Closing Date, the Company issued 28,970,435 shares of Common Stock and recorded the par value of the shares issued of $2,900 (at par value of $0.0001 per share) with a corresponding reduction to paid-in capital, given that there was no allocated value from the proceeds to the Common Stock.
Redeemable Preferred Stock
As of September 30, 2010, the Company’s Board of Directors is authorized to issue 8,000,000 shares of preferred stock, with a par value of $0.0001 per share, in one or more series, of which 11,000 are designated for Series C-1 Preferred. As of September 30, 2010, 5,184 shares of Series C-1 Preferred Stock are issued and outstanding.
Voting Rights
The holders of Preferred Stock do not have voting rights other than for general protective rights required by the Delaware General Corporation Law or as set forth below.
Dividends
Cumulative dividends are payable on the Series C-1 Preferred and Series C-2 Preferred, (if and when issued) (together referred to herein as the “Series C Preferred”) at an annual rate of 15% from the date of issuance through the date of conversion or redemption, payable semi-annually each November 25th and May 25th in the respective shares of Series C-1 Preferred and Series C-2 Preferred. There is no limit to the number of shares of Series C Preferred that may be issued as dividends. Neither the Series D-1 Preferred nor the Series D-2 Preferred (if and when issued) are entitled to dividends.

Conversion Rights
The Preferred Stock is convertible into common stock, initially at a rate of 66,667 shares of common stock for each share of Preferred Stock, subject to certain limitations discussed below, at the election of the holders of Preferred Stock. The conversion rate will be adjusted for certain events, such as stock splits, stock dividends, reclassifications and recapitalizations, and is subject to full-ratchet anti-dilution protection such that if the Company issues or grants any warrants, rights, options to subscribe or purchase Common Stock or Common Stock Equivalents (the “Options”) and the price per share for which the Common Stock issuable upon the exercise of such Options is below the effective conversion price of the Preferred Stock at the time of such issuance, then the conversion rate of the Preferred Stock automatically adjusts to increase the number of common shares into which it can convert. There are also limits on the amount of Preferred Stock that can be converted and the timing of such conversions. The Series C-1 Preferred and Series D-1 Preferred (if and when issued from the exercise of the related Series D-1 Warrants) may not be converted until at least six months and one week following Closing. Thereafter, the Series C-1 Preferred and Series D-1 Preferred become convertible at the rate of 2.5% of the face amount of such shares per week (with such amounts being cumulative to the extent not exercised) over the following forty weeks. The Series C-2 Preferred and Series D-2 Preferred may not be converted by any Purchaser until at least six months following the first exercise of a Series C-2 Warrant by such Purchaser. Thereafter, the Series C-2 Preferred and Series D-2 Preferred become convertible by such Purchaser at the rate of 2.5% of the face amount of such shares per week (with such amounts being cumulative to the extent not exercised) over the following forty weeks. Moreover, holders of Preferred Stock may not convert if such conversion would result in the holder or any of its affiliates beneficially owning more than 9.999% of the Company’s then issued and outstanding shares of common stock. As of September 30, 2010, stockholders holding approximately 97% of the Series C-1 Preferred represent three groups who are each at or very near this limit.
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
Redemption Rights
In the event that certain actions occur without the waiver or prior written consent of the holders of two-thirds of the then outstanding shares of Preferred Stock (the “Requisite Holders”), such as the Company’s material breach of any material representation or warranty under the Purchase Agreement, a suspension of the trading of the Company’s common stock, the failure to timely deliver shares on conversion of the Preferred Stock, bankruptcy reorganization or the consummation of a Change of Control (as defined in the Certificate of Designations) among others, then the holders of the Series C Preferred shall have the right, upon the delivery of a notice to the Company by the Requisite Holders, to have such shares redeemed by the Company for an amount equal to the greater of $1,000 per share, plus accrued and unpaid dividends, or the fair market value of the underlying common stock issuable upon conversion of the Series C Preferred, which could include a greater number of shares pursuant to the conversion reset described above under the caption “Conversion Rights”. As of September 30, 2010 and through the date of this filing, none of these redemption actions have occurred to the Company’s knowledge.

If the Company fails to consummate a Strategic Transaction (as defined in the Certificate of Designations) by February 26, 2011 (nine months from the May 26, 2010 Closing), then the Series C Preferred may thereafter be redeemed upon the demand of the Requisite Holders. The redemption price would be equal to $1,000 per share, plus accrued and unpaid dividends. This redemption feature terminates upon the consummation of a Strategic Transaction, which must be first approved by the Requisite Holders. The Requisite Holders may also waive this redemption feature in the event the Company does not consummate a Strategic Transaction within nine months of Closing. Moreover, if the Requisite Holders fail to demand redemption of the Series C Preferred within two years from the date of a Redemption Event (as defined in the Certificate of Designations), then the redemption rights with respect to such Redemption Event shall be irrevocably waived by the preferred stockholders.
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
Accounting Treatment
At the Closing Date, the Company issued 5,134 shares of Series C-1 Preferred and recorded the par value of $0.0001 per share with a corresponding reduction to paid-in capital, given that there was no allocated value from the proceeds to the Series C-1 Preferred. As of September 30, 2010, the outstanding Series C-1 Preferred issued at the Closing is convertible into 342 million shares of common stock.
In a separate transaction, in exchange for a first right of negotiation for a product candidate, the Company issued approximately 50 shares of Series C-1 Preferred convertible into 3.3 million shares of the Company’s common stock to a Purchaser on May 26, 2010. Using the present value of the face amount of the Series C-1 Preferred at Closing, these shares were valued at $12,000 and were fully charged to general and administrative expense during the three months ended June 30, 2010.
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
The Company may be required to redeem the Series C-1 Preferred if a redemption event occurs, such as the failure to consummate a Strategic Transaction within nine months of the Closing. Should a redemption event become probable, the Company will accrete the redemption value (plus accrued but unpaid dividends) over the period remaining until the expected redemption date using the effective interest method. The Company is not presently required to adjust the carrying value of the Series C-1 Preferred to the redemption value of such shares as of September 30, 2010.
Series C-1 Preferred dividends are accrued to paid-in-capital in the period incurred at an annual rate of 15%. As of September 30, 2010, accrued dividends on the Series C-1 Preferred were $80,000, which consist of 270 shares of Series C-1 Preferred, or approximately 0.05 dividend shares per Series C-1 Preferred share outstanding, convertible into 18.0 million shares of common stock.

Derivative Liabilities
The Series C-1 Preferred and the underlying securities of the Series C-2 Warrants for units and Series D-1 Warrants (Series C Preferred and Series D Preferred) contain conversion features. In addition, the Series C-1 Preferred and the underlying securities of the Series C-2 Warrants for units (Series C Preferred) are subject to redemption provisions that are outside of the control of the Company.
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
Accounting Treatment
The Company accounted for the conversion and redemption features embedded in the Series C-1 Preferred (the “Embedded Derivatives”) in accordance with accounting guidance covering derivatives. Under this accounting guidance, companies may be required to bifurcate conversion and redemption features embedded in redeemable convertible preferred stock from their host instruments and account for these embedded derivatives as free standing derivative financial instruments. If the underlying security of the embedded derivative requires net cash settlement in the event of circumstances that are not solely within the Company’s control, the embedded derivative should be classified as a liability, measured at fair value at issuance and marked-to-market at each period. As there are redemption triggering events for net cash settlement for Series C Preferred that are not solely within the Company’s control, the Embedded Derivatives are classified as liabilities and are accounted for using mark–to-market accounting at each reporting date.
The Company accounted for the Series C-2 Warrants for units and Series D-1 Warrants in accordance with accounting guidance covering derivatives. If the underlying security of the warrant a.) requires net cash settlement in the event of circumstances that are not solely within the Company’s control or if not, if they are b.) not indexed to the Company’s own stock, the warrants should be classified as liabilities, measured at fair value at issuance and marked–to-market at each period. As there are redemption triggering events for Series C Preferred that are not solely within the Company’s control, and the Series D Preferred are not indexed to the Company’s own stock, the Series C-2 Warrants for units and Series D-1 Warrants are classified as liabilities and are accounted for using mark-to-market accounting at each reporting date. The Embedded Derivatives, Series C-2 Warrants for units and Series D-1 Warrants are collectively referred to as the “Derivative Liabilities”.
The estimated fair values of the Derivative Liabilities as of the Closing Date and at September 30, 2010 are summarized as follows (in thousands):

	Fair Value Measurements at
	May 26, 2010	September 30, 2010
Embedded Derivatives of Series C-1 Preferred	$5,524	$4,872
Embedded Derivatives of accrued dividends payable in Series C-1 Preferred	—	254
Series D-1 Warrants	815	301
Series C-2 Warrants for:
Series C-2 Preferred	3,049	1,778
Series D-2 Warrants	1,630	602

	$11,018	$7,807

Given that the fair value of the Derivative Liabilities exceeded the total proceeds at Closing, no net amounts were allocated to the Series C-1 Preferred or the Common Stock. The amount by which the recorded liabilities exceeded the proceeds has been charged to other expense at the Closing Date.
The Derivative Liabilities were valued using binomial option pricing models with various assumptions, detailed below. Due to the six month trading restriction on the unregistered shares of common stock issued or issuable from the conversion of Preferred Stock and the 2.5% per week conversion limitation on Preferred Stock for 40 weeks as well as the uncertainty of the Company’s ability to continue as a going concern, the price per share of the Company’s common stock used in the binomial option pricing models for the Derivative Liabilities was discounted from the closing market prices of $0.061 and $0.035 on the Closing Date and September 30, 2010, respectively. The expected lives that were used to value each of the Derivative Liabilities were based on the individual characteristics of the underlying Preferred Stock, which impact the expected timing of conversion into common stock. The models used to value the Series C-2 Warrants and Series D-1 Warrants are particularly sensitive to the closing price per share of the Company’s common stock.
On the Closing Date, the Embedded Derivatives were recorded at an estimated fair value of $5,524,000, primarily related to the conversion feature of the Series C-1 Preferred. This value includes the estimated fair value of $53,000 for the Embedded Derivatives of 50 shares of Series C-1 Preferred issued in exchange for a first right of negotiation for a product candidate on May 26, 2010. On September 30, 2010, the Embedded Derivatives, including the estimated fair value of Embedded Derivatives related to the accrued dividends payable in Series C-1 Preferred of $254,000, were revalued at $5,126,000, resulting in other income on the decrease in the estimated fair value of the Embedded Derivatives for the nine months ended September 30, 2010 of $652,000. The value of the Embedded derivatives as of September 30, 2010 increased in value from June 30, 2010, resulting in other expense on the increase in the estimated fair value of the Embedded Derivatives for the three months ended September 30, 2010 of $47,000.
The Embedded Derivatives were valued at the Closing Date and at September 30, 2010 using a binomial option pricing model, based on the value of the Series C-1 Preferred shares with and without embedded derivative features, with the following assumptions:

	May 26, 2010	September 30, 2010
Closing price per share of common stock	$0.061	$0.035
Estimated fair value per share of common stock (after related discounts)	$0.010	$0.006
Conversion price per share	$0.015	$0.015
Volatility	109.2%	109.2%
Risk-free interest rate	2.68%	1.75%
Credit spread	17.3%	15.3%
Remaining expected lives of underlying securities (years)	6.9	6.6
On the Closing Date, the Series D-1 Warrants were recorded at estimated fair value of $815,000. On September 30, 2010, the Series D-1 Warrants were revalued at $301,000, resulting in other income on the decrease in the estimated fair value of the Series D-1 Warrants for the three and nine months ended September 30, 2010 of $196,000 and $514,000, respectively.

The Series D-1 Warrants were valued at the Closing Date and at September 30, 2010 using a binomial option pricing model with the following assumptions:

	May 26, 2010	September 30, 2010
Closing price per share of common stock	$0.061	$0.035
Estimated fair value per share of common stock (after related discounts)	$0.010	$0.006
Conversion price per share	$0.015	$0.015
Volatility	84.4%	84.4%
Risk-free interest rate	1.28%	0.64%
Remaining expected lives of underlying securities (years)	3.3	3.0
On the Closing Date, the Series C-2 Warrants (which consist of rights to purchase Series C-2 Preferred and Series D-2 Warrants) were recorded at an estimated fair value of $4,679,000. On September 30, 2010, the Series C-2 Warrants were revalued at $2,380,000, resulting in other income on the decrease in the estimated fair value of the Series C-2 Warrants for the three and nine months ended September 30, 2010 of $331,000 and $2,299,000, respectively.
The portion of the Series C-2 Warrants that represent the rights to purchase Series C-2 Preferred were valued using a binomial option pricing model, discounted for the lack of dividends until the Series C-2 Warrants are exercised, with the following assumptions:

	May 26, 2010	September 30, 2010
Closing price per share of common stock	$0.061	$0.035
Estimated fair value per share of common stock (after related discounts)	$0.010	$0.006
Conversion price per share	$0.015	$0.015
Volatility	109.2%	109.2%
Risk-free interest rate	2.68%	1.75%
Credit spread	17.3%	15.3%
Remaining expected lives of underlying securities (years)	6.9	6.6
The Series D-2 Warrants were valued at the Closing Date and at September 30, 2010 using a binomial option pricing model with the same assumptions used in the valuation of the Series D-1 Warrants.
6. Stockholders’ Equity
Share-Based Compensation
In June 1994, the Company adopted the La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (the “1994 Plan”), under which, as amended, 1,640,000 shares of common stock were authorized for issuance. The 1994 Plan expired in June 2004 and there were 390,049 options outstanding under the 1994 Plan as of September 30, 2010.
In May 2004, the Company adopted the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (the “2004 Plan”), under which, as amended, 6,400,000 shares of common stock have been authorized for issuance. The 2004 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to employees, directors, consultants and advisors of the Company with up to a 10-year contractual life and various vesting periods as determined by the Company’s Compensation Committee or the Board of Directors, as well as automatic fixed grants to non-employee directors of the Company. As of September 30, 2010, there were a total of 3,343,304 options outstanding under the 2004 Plan and 2,777,477 shares remained available for future grant.

During May 2010, the Company granted options to purchase a total of 5,800,000 shares of common stock to two employees. These grants were made outside of the Company’s existing stockholder-approved equity compensation plans but were otherwise legally binding awards and did not require stockholder approval. These stock options are treated in all respects as if granted under the Company’s 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on August 12, 2010, under which 9,600,000 shares of common stock have been authorized for issuance. The 2010 Plan is similar to the 2004 Plan, other than with regard to the number of shares authorized for issuance thereunder. The 2010 Plan provides for automatic increases to the number of authorized shares available for grant under the 2010 Plan.
In August 1995, the Company adopted the La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (the “ESPP”), under which shares of common stock are reserved for sale to eligible employees, as defined in the ESPP. Employees may purchase common stock under the ESPP every three months (up to but not exceeding 10% of each employee’s base salary or hourly compensation, and any cash bonus paid, subject to certain limitations) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months. At the Annual Meeting of Stockholders held on August 12, 2010, the stockholders approved an amendment to the ESPP to extend the term thereof from 2015 to 2025 and to increase the shares of common stock authorized for issuance thereunder from 850,000 to 4,850,000. As of September 30, 2010, 849,999 shares of common stock have been purchased under the ESPP and 4,000,001 shares of common stock are available for future issuance.
Share-based compensation expense for the three month periods ended September 30, 2010 and 2009 was $97,000 and $311,000, respectively and $402,000 and $2,344,000 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, there was $533,000 of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a weighted-average period of 1.4 years.
The following table summarizes share-based compensation expense related to employee and director stock options and ESPP purchases by expense category (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Research and development	$—	$—	$—	$632
General and administrative	97	311	402	1,712

Share-based compensation expense included in operating expenses	$97	$311	$402	$2,344

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

The Company estimated the fair value of each option grant and ESPP purchase right on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended
	September 30,
Options:	2010	2009
Risk-free interest rate	2.6%	0.6%
Dividend yield	0.0%	0.0%
Volatility	106.5%	295.0%
Expected life (years)	5.8	5.6

	Nine Months Ended
	September 30,
ESPP:	2010	2009
Risk-free interest rate	0.2%	—
Dividend yield	0.0%	—
Volatility	90.5%	—
Expected life (months)	3	—
The weighted-average fair value of options granted for the nine months ended September 30, 2010 and 2009 was $0.05 and $1.72, respectively. There were no options granted to employees and directors during the three months ended September 30, 2010 and 2009. For the ESPP, the weighted-average purchase price was $0.02 for the nine months ended September 30, 2010. There were no purchases under the ESPP for the three months ended September 30, 2010 and for the three and nine months ended September 30, 2009.
A summary of the Company’s stock option activity and related data for the nine months ended September 30, 2010 follows:

	Outstanding Options
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Balance at December 31, 2009	3,508,568	$6.99
Granted	6,900,000	$0.05
Forfeited / Expired	(875,215)	$4.41

Balance at September 30, 2010	9,533,353	$2.21

Restricted Stock Units
Under the 2004 Plan, the Company granted 2,021,024 restricted stock units (“RSUs”) to the Company’s three employees on December 31, 2009, where each RSU represents a contingent right to receive one share of the Company’s common stock. The RSUs were issued in anticipation of the proposed merger with Adamis and were to vest upon the closing of that transaction, subject to the continued employment of the recipient through the closing date of the Merger. As a result of the termination of the Merger with Adamis in March 2010, the RSUs were cancelled. Due to their cancellation, no stock-based compensation expense related to the RSUs was recognized during the three and nine months ended September 30, 2010.

A summary of the Company’s RSU activity and related data follows:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
Restricted stock units outstanding at December 31, 2009	2,021,024	$0.17
Cancelled	(2,021,024)	$0.17

Restricted stock units outstanding at September 30, 2010	—	$—

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

As an incentive to retain the Officers and an additional employee to pursue a strategic transaction such as a financing, merger, license agreement, third party collaboration or wind down of the Company, in April 2010, the Compensation Committee approved retention bonuses for a total of up to approximately $600,000, depending on the type of strategic transaction completed (“Strategic Transaction Bonus”). Upon the closing of the financing in May 2010, the officers and an additional employee were paid a Strategic Transaction Bonus totaling $296,000 which was charged to general and administrative expense for the quarter ended June 30, 2010.
8. 401(k) Plan
During September 2010, the Company adopted the La Jolla Pharmaceutical Company Retirement Savings Plan (the “401(k) Plan”), which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The 401(k) Plan is a defined contribution plan established to provide retirement benefits for employees and is employee funded up to an elective annual deferral. The 401(k) Plan is available for all employees who have completed one year of service with the Company.
Following guidance in IRS Notice 98-52 related to the “safe harbor,” 401(k) plan method, the Company will contribute 3% of the annual salaries of non-highly compensated employees, as defined in the Code. Such contributions will occur on an annual basis and vest immediately. As of September 30, 2010, no Company contributions have been made to the 401(k) Plan. Company contributions are expected to be less than $2,000 for the year ended December 31, 2010.
9. Commitments and Contingencies
As of September 30, 2010, there were no material operating leases, notes payable, purchase commitments or capital leases.
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

The investors also received an additional three-year warrant to purchase, for cash or on a cashless basis, an additional 5,134 shares of convertible preferred stock for an aggregate exercise price of approximately $5.1 million, if exercised on a cash basis; the Company will receive no cash proceeds and issue fewer shares if the warrants are exercised on a cashless basis. In addition, if the investors purchase the additional 10,268 shares of preferred stock that must be purchased for cash, they will receive an additional three-year warrant to purchase, for cash or on a cashless basis, 10,268 shares of preferred stock on the same terms as provided in the cashless warrants issued at the initial close.
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
Following the negative results of the Phase 3 ASPEN trial, we recorded a significant charge for the impairment of our Riquent assets, including our Riquent-related patents, and we may not realize any significant value from our Riquent program in the future. Additionally, although we have recently engaged consultants to determine whether there is any potential for the further development of our Riquent program, there is a substantial risk that Riquent may not be a candidate for further development and we may not successfully implement any of these strategic alternatives. Even if we decide to pursue one or more of these alternatives, we may be unable to do so on acceptable terms. Any such transactions are likely to be dilutive to our existing stockholders and may deplete our capital resources.
Effective March 4, 2010, our common stock was suspended and delisted from The NASDAQ Stock Market (“Nasdaq”) and began trading on The Pink OTC Markets, Inc. and has since transitioned to the OTC Bulletin Board.
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

In addition to those critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, the following are critical accounting policies that have been added during the nine months ended September 30, 2010:
Derivative Liabilities
In conjunction with the financing transaction that took place in May 2010, we issued redeemable convertible preferred stock with certain embedded derivative features, as well as warrants that are accounted for as derivative liabilities (see Note 5 to the unaudited condensed consolidated financial statements). These derivative liabilities were determined to be ineligible for equity classification due to provisions of the underlying preferred stock whereby redemption is outside of our sole control and due to provisions that may result in an adjustment to their exercise or conversion price.
Our derivative liabilities are recorded at estimated fair value on the date of issuance and are adjusted to reflect estimated fair value at each period end, with any decrease or increase in estimated fair value being recorded as other income or expense, accordingly. The fair value of these liabilities is estimated using option pricing models that are based on the individual characteristics of the common stock and preferred stock, the derivative liability on the valuation date, as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread.
Alternative models could have been selected to calculate these fair values, which may have produced significantly different results. If we adopt a different valuation model in the future, this may result in a lack of consistency between periods and materially affect our fair value estimates. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. Additionally, because the estimated fair values are particularly sensitive to our stock price, fluctuations in our stock price, which can be volatile, may significantly affect our financial results.
Recent Accounting Pronouncements
There were no Accounting Standards Updates adopted by us or issued during the nine months ended September 30, 2010 that had a material effect on the unaudited condensed consolidated financial statements or that are reasonably certain to have a material impact on the unaudited condensed consolidated financial statements in future periods.
Results of Operations
There were no revenues for the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010. For the nine months ended September 30, 2009, revenue was $8.1 million. Revenue for the nine months ended September 30, 2009 was a result of the Development Agreement entered into with BioMarin CF in January 2009. The Development Agreement was terminated in March 2009 following the negative results from our Riquent Phase 3 ASPEN study which led to the recognition of previously deferred income on the nonrefundable payments received of $8.1 million.
For the three months ended September 30, 2010, we incurred minimal research and development expense compared to a credit of $0.2 million for the same period in 2009. This credit was a result of negotiated settlements related to accounts payable obligations and accrued liabilities with our vendors that were less than the amounts originally invoiced and accrued. For the nine months ended September 30, 2010, research and development expense was similarly minimal compared to $9.6 million for the same period in 2009, as a result of the discontinuation of the Riquent Phase 3 ASPEN study which had been actively in process during part of that period.
For the three and nine months ended September 30, 2010, general and administrative expense decreased to $0.7 million and $3.4 million, respectively, from $1.0 million and $5.6 million, respectively, for the same periods in 2009. The decrease for the three months ended September 30, 2010 is primarily due to a $0.2 million decrease in stock compensation expense as a result of the completion in February 2010 of the amortization of certain stock options granted to our CEO during March 2006. The remaining amount of the decrease is due to reductions in the cost of director and officer insurance in 2010. The decrease for the nine months ended September 30, 2010 is primarily due to a $1.5 million decrease in stock compensation and salaries expense as a result of the termination of a majority of our workforce in April 2009. The remainder of the decrease is due to decreases in consulting and legal expenses, which were higher during the nine months ended September 30, 2009 as a result of our restructuring activities, as well as decreases in insurance expense.

Non-operating expense as a result of the estimated fair value of derivative liabilities upon issuance for the nine months ended September 30, 2010 was $5.0 million. The charge was a result of the expense recorded for the estimated fair value of warrants and instruments with certain embedded derivative features in excess of the proceeds received in the May 2010 financing. These derivative liabilities are required to be recorded at their estimated fair value upon issuance and remeasured at estimated fair value at each subsequent reporting period. There was no non-operating expense as a result of the estimated fair value of derivative liabilities upon issuance for the three months ended September 30, 2010 as no such derivative liabilities were issued during this period.
Non-operating income as a result of adjustments to the estimated fair value of derivative liabilities for the three and nine months ended September 30, 2010 was $0.5 million and $3.5 million, respectively. The derivative liabilities issued in the May 2010 financing were remeasured at their estimated fair value as of September 30, 2010 resulting in net decreases in value from their issuance and from June 30, 2010, based upon changes in the price per share of common stock and other inputs to the valuation models used to estimate the liabilities, of $0.5 million and $3.5 million which were recorded as non-operating income for the three and nine months ended September 30, 2010, respectively.
Financing transaction costs for the nine months ended September 30, 2010 were $0.2 million. The costs directly related to completing the May 2010 financing and were primarily comprised of legal expenses.
We incurred minimal interest income and other expense, net, for the three and nine months ended September 30, 2010 and 2009. Our notes payable and capital leases were repaid during the quarter ended June 30, 2009 and we moved all short-term investments to non-interest bearing cash accounts during the quarter ended March 31, 2009.
Liquidity and Capital Resources
From inception through September 30, 2010, we have incurred a cumulative net loss of approximately $429.4 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through September 30, 2010, we have raised approximately $417.0 million in net proceeds from sales of equity securities.
At September 30, 2010, we had $7.3 million in cash, of which up to $5.4 million could be required to be paid upon the triggering of a redemption right under our outstanding preferred securities including accrued dividends, as compared to $4.3 million of cash at December 31, 2009. Our working capital at September 30, 2010 was a deficit of $0.7 million compared to $4.2 million at December 31, 2009 and is largely driven by our derivative liability obligations which will likely change in value. These changes in value could be significant, based on changes in the inputs to the valuation models used to derive them. The increase in cash resulting from the net proceeds of $6.0 million received in the May 2010 financing was offset by the use of our financial resources to fund our general corporate operations.
Our history of recurring losses from operations, our cumulative net loss as of September 30, 2010, and the absence of any current revenue sources raise substantial doubt about our ability to continue as a going concern.
In 2009, we exited our former buildings upon the expiration of the leases, paid off all remaining notes payable and capital lease obligations and early terminated our material operating leases. As a result, no notes payable, purchase commitments, capital leases or material operating leases existed as of September 30, 2010. We maintain our operations in a temporary space under a short-term arrangement with one of our vendors and expect that we will transition to permanent space under a long-term lease if and when we consummate a Strategic Transaction.

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
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
I. RISK FACTORS RELATING TO LA JOLLA PHARMACEUTICAL COMPANY AND THE INDUSTRY IN WHICH WE OPERATE.
No material changes to risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 have occurred, other than those set forth in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

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

10.5
Chief Executive Officer Employment Agreement, dated as of May 24, 2010, by and between the Company and Deirdre Y. Gillespie, M.D. (previously filed with the Company’s Current Report on Form 8-K filed May 28, 2010 and incorporated by reference herein)*

10.6
Confidential Retention Agreement, dated as of May 24, 2010, by and between the Company and Deirdre Y. Gillespie, M.D. (previously filed with the Company’s Current Report on Form 8-K filed May 28, 2010 and incorporated by reference herein)*

10.7
Executive Employment Agreement, dated as of May 24, 2010, by and between the Company and Gail A. Sloan (previously filed with the Company’s Current Report on Form 8-K filed May 28, 2010 and incorporated by reference herein)*

10.8
Confidential Retention Agreement, dated as of May 24, 2010, by and between the Company and Gail A. Sloan (previously filed with the Company’s Current Report on Form 8-K filed May 28, 2010 and incorporated by reference herein)*

10.9	La Jolla Pharmaceutical Company Retirement Savings Plan*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Net Cash Reporting, pursuant to Section 3.7(c)(ii) of the Securities Purchase Agreement, dated as of May 24, 2010 by and among the Company and the Purchasers named therein

*	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company
Date: November 12, 2010	/s/ Deirdre Y. Gillespie
Deirdre Y. Gillespie, M.D.
President and Chief Executive Officer (On behalf of the Registrant)

/s/ Gail A. Sloan
Gail A. Sloan
Chief Financial Officer and Secretary (As Principal Financial and Accounting Officer)