Form 10-K
period 2010-12-31
LA JOLLA PHARMACEUTICAL CO
filed 2011-04-14
CIK 920465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2010
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
Common Stock, Par Value $0.0001 per share
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2010 totaled approximately $4,228,000 based on the closing price of $0.046. As of April 1, 2011, there were 94,710,059 shares of the Company’s common stock ($0.0001 par value) outstanding.
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

PART I
In this report, all references to “we,” “our,” “us” and “the Company” refer to La Jolla Pharmaceutical Company, a Delaware corporation, and our wholly owned subsidiary Jewel Merger Sub, Inc.

Item 1.	Business
Overview
La Jolla Pharmaceutical Company was incorporated in Delaware in 1989. We are a biopharmaceutical company focused on the development of a novel class of compounds known as Regenerative Immunophilin Ligands (“RILs”) in the emerging field of regenerative medicine. RILs are small-molecule compounds that, based on preliminary experiments, may have the potential to promote the regeneration of a wide range of tissues, including complex skin tissue, lung tissue, cardiac muscle, cartilage and bone, following acute injury. Preliminary preclinical experiments suggest that these compounds may induce stem cell-like cells at the site of acute injury, and that these stem cell-like cells then develop into site-specific, fully differentiated cells when cued to do so by local stimuli. We are developing the lead RIL compound, LJP1485, with an initial focus on scar remodeling. Preclinical animal models have suggested that LJP1485 has the ability to accelerate healing with functionally normal tissue following a surgical wound, reduce pulmonary fibrosis following lung injury, and promote the regeneration of cardiac tissue following induced myocardial infarction.
We have historically focused on the development and testing of Riquent as a treatment for Lupus nephritis. Lupus is an antibody-mediated disease caused by abnormal B cell production of antibodies that attack healthy tissues. From August 2004 to February 2009, Riquent was being studied in a double-blinded multicenter Phase 3 clinical trial, called the “ASPEN” trial, which was determined to be futile in February 2009. Accordingly, the ASPEN trial and the development of Riquent were discontinued in 2009.
Recent Developments
In March 2011 we acquired the rights to RIL compounds (the “Compounds”) from privately held GliaMed, Inc. (“GliaMed”). With this acquisition, we will focus our resources on the emerging field of regenerative medicine. The RIL technology was acquired pursuant to an asset purchase agreement for a nominal amount, and if certain milestones noted below are met, GliaMed will be eligible to receive additional consideration of up to 8,205 shares of newly designated convertible Series E preferred stock (“Series E Preferred Stock”), which would be convertible into approximately 20% of the Company’s fully diluted outstanding common stock on an as-converted basis. The issuance of the shares will be tied to the achievement of certain development and regulatory milestones. GliaMed will also be eligible for a potential cash payment if an RIL compound covered by the agreement is approved by the FDA or EMA in a second clinical indication.
Also in March 2011, we entered into a Consent and Amendment Agreement (the “Amendment Agreement”), dated as of March 29, 2011, with certain holders of our convertible redeemable Series C-1 preferred stock (“Series C-1 Preferred Stock”), in order to amend certain terms of the Securities Purchase Agreement, dated as of May 24, 2010 (“Securities Purchase Agreement”). Under the Amendment Agreement, the holders agreed to the following, among other changes: (i) a temporary suspension of dividends on Series C-1 Preferred Stock and convertible redeemable Series C-2 preferred stock (“Series C-2 Preferred Stock)(collectively referred to as “Series C Preferred Stock”), (ii) to provide an additional cash payment of $0.2 million in exchange for the right to receive Series C-2 Preferred Stock upon the achievement of certain prespecified results in the preclinical study of one of the Compounds (the “Preclinical Milestone”), (iii) to increase the warrants that must be exercised for cash from 10,268 to 10,646 units, (iv) the mandatory exercise $7.4 million of such warrants upon the achievement of the Preclinical Milestone, and (v) the mandatory exercise of the remaining $3.2 million of warrants upon the achievement of a future clinical milestone.
Although we did not consummate a strategic transaction approved by at least two-thirds of the outstanding preferred stockholders by February 25, 2011 (as defined in the Securities Purchase Agreement), such as a joint venture, partnership, development agreement, license agreement or the further development of Riquent, with or without a third party (a “Strategic Transaction”), our preferred stockholders will be required to exercise their warrants if the preclinical study meets certain specified endpoints and a warrant exercise following the completion of the preclinical study will be considered the consummation of a Strategic Transaction. Until such time, as of March 31, 2011 the outstanding preferred stockholders have the right to demand redemption (net of the suspended dividends) of approximately $5.6 million of Series C-1 Preferred Stock, although such redemption is not currently considered probable because the preclinical study is ongoing.

We are in the process of conducting a confirmatory preclinical animal study of the lead RIL compound, LJP1485, which we expect to complete by the end of the second quarter of 2011. We are using our existing cash balances as well as the additional $0.2 million received from holders of Series C-1 Preferred Stock to fund this study, and are preserving cash through the temporary suspension of dividends on outstanding shares of Series C Preferred Stock for a six-month period ending May 31, 2011 (which reduces the number of shares of Series C Preferred Stock potentially subject to redemption), as well as through a temporary reduction in the salaries of our current officers. Upon the achievement of the Preclinical Milestone, we will receive approximately $7.4 million upon the mandatory exercise of a portion of our outstanding preferred stock purchase warrants held by existing investors, and the investors will receive Series C-2 Preferred Stock in exchange for their recent cash payment of $0.2 million, as well as payment of their suspended dividends in like series of Series C Preferred Stock. In addition, the holders of Series C-1 Preferred Stock will forfeit their exercisable right to demand redemption (net of the suspended dividends) of approximately $5.6 million of Series C-1 Preferred Stock. If the warrants are not fully exercised following the Preclinical Milestone, whether successful or not (with an outside exercise date of July 31, 2011), then GliaMed will have the right to reacquire the RIL assets, including LJP1485, for nominal consideration. The proceeds from this warrant exercise, combined with existing cash resources, are then expected to fund our operations through the completion of a Phase 2a proof-of-concept clinical study of LJP1485. If the Phase 2a study is successful, the balance of the preferred stock purchase warrants will be mandatorily exercisable at that time, raising an additional $3.2 million.
Our stockholders previously approved a proposal that authorized our Board of Directors, in its discretion, to effect a reverse stock split of our outstanding common stock, par value $0.0001 per share subject to certain parameters. Our Board of Directors approved a reverse stock split to be effective as of 5:00 p.m. (Eastern Time) on April 14, 2011, with such reverse stock split having an exchange ratio of 1-for-100 (the “Reverse Stock Split”). No fractional shares will be issued and, instead, stockholders will receive the cash value of any fractional shares that would have been issued. Share amounts in this Report are shown pre-split and therefore have not been adjusted to reflect the Reverse Stock Split.
Previously, in May 2010, we sold approximately 29.0 million shares of common stock and 5,134 shares of Series C-1 Preferred Stock, for aggregate gross proceeds of approximately $6.0 million in a private placement. The investors also received a three-year warrant to purchase, for cash, an additional 10,268 shares of Series C-2 Preferred Stock for an aggregate exercise price of approximately $10.3 million. The investors will be required to exercise the warrants and purchase the additional shares of Series C-2 Preferred Stock under the Strategic Transaction described above.
The investors also received an additional three-year warrant to purchase, for cash or on a cashless basis, an additional 5,134 shares of convertible Series D-1 preferred stock (“Series D-1 Preferred Stock”) for an aggregate exercise price of approximately $5.1 million, if exercised on a cash basis; the Company will receive no cash proceeds and will issue fewer shares if the warrants are exercised on a cashless basis. In addition, if the investors purchase the additional 10,268 shares of Series C-2 Preferred Stock that must be purchased for cash, they will receive an additional three-year warrant to purchase, for cash or on a cashless basis, 10,268 shares of convertible Series D-2 preferred stock (“Series D-2 Preferred Stock”) on the same terms as provided in the cashless warrants issued at the initial close. The Series D-1 Preferred Stock and Series D-2 Preferred Stock are collectively referred to as “Series D Preferred Stock”. The Series C Preferred Stock and Series D Preferred Stock are collectively referred to as “New Preferred Stock”.
In connection with the RIL acquisition in March 2011, the Company and the investors mutually agreed to increase both the warrants for Series C-2 Preferred Stock that must be purchased for cash and the additional three-year warrants for Series D-2 Preferred Stock from 10,268 to 10,646 shares each of preferred stock.
Each share of New Preferred Stock and Series E Preferred Stock will be initially convertible into shares of our common stock at a conversion rate of 66,667 shares of common stock per share of preferred stock that is converted; this conversion rate may be increased under certain circumstances, including pursuant to a one-time adjustment that may be made following the Reverse Stock Split. The Series C Preferred Stock and the Series E Preferred Stock will bear a dividend of 15% and 5% per annum, respectively, payable semi-annually in additional shares of like series convertible preferred stock. Per the Amendment Agreement, the holders of Series C-1 Preferred Stock can demand redemption if the cash warrants to purchase Series C-2 Preferred Stock are not exercised in the amount of $7.4 million in total following the pre-clinical study of LJP1485 described above (whether such exercise is on a mandatory basis or a voluntary basis). The Company is required to obtain the vote of the holders of the New Preferred Stock prior to taking certain corporate actions and, until April 2011, also agreed to certain limitations on its spending.

Following the negative results of the Phase 3 ASPEN trial, in 2009 we recorded a significant charge for the impairment of our Riquent assets, including our Riquent-related patents, and we may not realize any significant value from our Riquent program in the future. Additionally, although we have recently engaged consultants to determine whether there is any potential for the further development of our Riquent program, our resources have been primarily focused on the acquisition of the RIL compounds. There is a substantial risk that Riquent may not be a candidate for further development.
Effective March 4, 2010, our common stock was suspended and delisted from The NASDAQ Stock Market and began trading on The Pink OTC Markets, Inc. and has since transitioned to the OTC Bulletin Board.
Patents and Proprietary Technologies
On March 31, 2011, we acquired the RIL patent estate from GliaMed which consists of issued patents and pending patent applications in the United States and in foreign countries covering immunophilin technologies and drug candidates, including LJP1485. We intend to file patent applications in the United States and in foreign countries for the protection of our proprietary technologies and drug candidates as we deem appropriate. All of our previously issued and pending patents related to Riquent and have been were written off or sold. In order to conserve cash, we have stopped paying patent maintenance and prosecution costs on certain Riquent related patents, and will need to either reinstate these patents by paying back fees, where possible and desirable, or let them irrevocably lapse. Certain issued and pending Riquent patents and pending applications have irrevocably lapsed and will not be possible to reinstate. At the present time, we are considering whether there continues to be potential value in the Riquent patent estate.
Competition
The biotechnology and pharmaceutical industries are subject to rapid technological change. Competition from domestic and foreign biotechnology companies, large pharmaceutical companies and other institutions is intense and expected to increase. A number of companies are pursuing the development of pharmaceuticals in our targeted areas. These include companies that are conducting clinical trials and pre-clinical studies in the field of regenerative medicine.
In addition, there are a number of academic institutions, both public and private, engaged in activities relating to the research and development of regenerative medicine. Most of these companies and institutions have substantially greater facilities, resources, research and development capabilities, regulatory compliance expertise, and manufacturing and marketing capabilities than we do. In addition, other technologies may in the future be the basis of competitive products. There can be no assurance that our competitors will not develop or obtain regulatory approval for products more rapidly than we can, or develop and market technologies and products that are more effective than those we are developing or that would render our technology and proposed products obsolete or noncompetitive.
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

The steps required before a pharmaceutical compound may be marketed in the United States include: pre-clinical laboratory and animal testing; submission to the FDA of an Investigational New Drug application (“IND”), which must become effective before clinical trials may commence; conducting adequate and well-controlled clinical trials to establish the safety and efficacy of the drug; submission to the FDA of an New Drug Application (“NDA”) or Biologic License Application (“BLA”) for biologics; satisfactory completion of an FDA preapproval inspection of the manufacturing facilities to assess compliance with cGMPs; and FDA approval of the NDA or BLA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each drug-manufacturing establishment used must be registered with the FDA and be operated in conformity with cGMPs. In addition, drug product manufacturing facilities may be subject to state and local regulatory requirements.
Pre-clinical testing includes laboratory evaluation of product chemistry and animal studies to assess the safety and efficacy of the product and its formulation. The results of pre-clinical testing are submitted to the FDA as part of an IND and, unless the FDA objects, the IND becomes effective 30 days following its receipt by the FDA.
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
The steps to obtain approval to market a pharmaceutical compound in the European Union include: pre-clinical laboratory and animal testing; conducting adequate and well controlled clinical trials to establish safety and efficacy; submission of a Marketing Authorization Application (the “MAA”); and the issuance of a product marketing license by the European Commission prior to any commercial sale or shipment of drug. In addition to obtaining a product marketing license for each product, each drug manufacturing establishment must be registered with the European Medicines Agency (the “EMEA”), must operate in conformity with European good manufacturing practice and must pass inspections by the European health authorities.
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
Employees
As of April 1, 2011, we employed three regular full-time employees (including one person who has an M.D.). Other personnel resources are used from time to time as consultants or third party service organizations on an as-needed basis. All members of our senior management team have prior experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been successful in attracting skilled and experienced personnel, but there can be no assurance that we will be able to attract and retain the individuals needed. In connection with the termination of the clinical trials for Riquent in February 2009, we had a significant reduction of force that resulted in the termination of the majority of our employees, primarily in April 2009. See Note 6 to our consolidated financial statements included in Part IV. None of our employees are covered by collective bargaining agreements and management considers relations with our employees to be good.
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
I. RISK FACTORS RELATING TO LA JOLLA PHARMACEUTICAL COMPANY AND THE INDUSTRY IN WHICH WE OPERATE.
If the confirmatory preclinical animal study of LJP1485 is unsuccessful, we will likely be forced to liquidate the Company.
We are in the process of conducting a confirmatory preclinical animal study of LJP1485 that we plan to complete by the end of the second quarter 2011. Unless and until this study is successfully completed, our holders of Series C-1 Preferred Stock will continue to have the right to demand redemption of the outstanding Series C-1 Preferred Stock at any time. Although we do not believe that they will demand redemption prior to the completion of the study, it is possible for them to do so. If the results of the pre-clinical study are not successful, it is possible that the holders of Series C-1 Preferred Stock would demand redemption of their shares at that time. If the Company is required to redeem the Series C-1 Preferred Stock, we would have very limited financial resources remaining and will likely be forced to liquidate the Company. Additionally, in that circumstance, we expect that GliaMed would exercise its repurchase right, which means that we would lose the rights to the RIL compounds and receive only nominal consideration upon GliaMed’s reacquisition of these compounds.
We have only limited assets.
As of December 31, 2010, we had no revenue sources, an accumulated deficit of $428.1 million and available cash and cash equivalents of $6.9 million, of which, at that time, up to $5.7 million could be required to be paid upon the triggering of a redemption right under our outstanding Series C-1 Preferred Stock including accrued dividends. Although we acquired the RIL patent estate in March 2011 and we retain the rights to the Riquent patent estate, the values of these estates are uncertain and Riquent has been written down under United States generally accepted accounting principles (“GAAP”) to nearly zero. Even with the money raised in the May 2010 financing and the additional funding of $0.2 million received in March 2011, we have only limited assets available to operate and develop our business. We are utilizing the funds received in March 2011 and a portion of the funds received in the May 2010 financing to conduct the preclinical animal study of LJP1485 and to evaluate whether or not LJP1485 should be developed further. If we determine that LJP1485 does not warrant further development and the investors redeem their C-1 Preferred Stock, we would have only limited cash and would likely be forced to liquidate the Company. In that event, the funds resulting from the liquidation of our assets, net of amounts payable, would likely return only a small amount, if anything, to our stockholders.
The technology underlying LJP1485 is uncertain and unproven.
The development efforts for the RIL technology are based on unproven technologies and therapeutic approaches that have not been widely tested or used. To date, no products that use the RIL technology have been commercialized. Application of our technology to regenerate tissues is in early stages. Preclinical studies and future clinical trials of LJP1485 may be viewed as a test of our entire approach to developing regenerative medicines. If LJP1485 does not work as intended, or if the data from our preclinical and future clinical studies indicates that LJP1485 is not safe and effective, the applicability of our technology for successfully regenerating tissues will be highly uncertain. As a result, there is a significant risk that our therapeutic approaches will not prove to be successful, and there can be no guarantee that our drug technologies will result in any commercially successful products.

Our ability to raise additional capital and enter into strategic transactions requires the approval of certain investors from the May 2010 financing.
The terms of the Certificates of Designations for the Series C/ D Preferred Stock impose many restrictions on the Company and our ability to engage in certain actions. For example, the Certificate of Designations provides that without the approval by at least two-thirds of the then outstanding preferred stockholders, the Company may not: issue capital stock; enter into a definitive agreement that, if consummated, would effect a change of control; amend its certificate of incorporation; or take corporate action that, if consummated, would represent a strategic transaction, such as a joint venture, partnership, development agreement, license agreement or the further development of Riquent, with or without a third party. Accordingly, even if we identify an opportunity to further develop LJP1485 or another drug candidate, our ability to enter into an appropriate arrangement to continue our operations may be more difficult than in the absence of these restrictions. We may be prohibited from developing a partnership to further develop LJP1485, Riquent or entering into an agreement to acquire rights to another drug candidate for development if we do not receive approval from the requisite investors. If we cannot develop a product candidate, our resources will continue to be depleted and our ability to continue operations will be adversely affected.
Our financial reporting is complicated and may confuse investors.
The securities we issued in the May 2010 financing have certain features that result in mark-to-market accounting under FASB Topic of Derivatives and Hedging. These accounting rules require that our derivative instruments be adjusted to their fair market values at each reporting date. The fair market values are based on option pricing models and require various inputs, including our stock price, that may change from period to period. Changes in these inputs, such as increases or decreases in our stock price, will change the value of the derivative instruments, which means that we will likely report significant non-cash gains or losses in future periods. These gains and losses can be very substantial each period and may result in significant period-over-period swings in our GAAP operating results. For example, for the year ended December 31, 2010, we recorded a non-cash net gain on the fair value of our derivative instruments of approximately $0.4 million. As a result, investors are cautioned to carefully read our financial statements, the notes thereto and the Management’s Discussion & Analysis of Financial Condition and Results of Operations for a more complete understanding of our operating results. Prior results may not be indicative of future results and periods reflecting significant non-cash income under these accounting rules would not correspond to significant positive cash flows that investors may normally expect.
Results from any future clinical trials we may undertake may not be sufficient to obtain regulatory approvals to market our drug candidates in the United States or other countries on a timely basis, if at all.
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
The FDA and foreign regulatory authorities have substantial discretion in the approval process and may not agree that we have demonstrated that our drug candidates are safe and effective. If our drug candidates are ultimately not found to be safe and effective, we would be unable to obtain regulatory approval to manufacture, market and sell them. We can provide no assurances that the FDA or foreign regulatory authorities will approve LJP1485 or, if approved, what the indication for LJP1485 will be.
Future clinical trials that we may undertake may be delayed or halted.
Any clinical trials of our drug candidates that we may conduct in the future may be delayed or halted for various reasons, including:
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
If any future trials are delayed or halted, we may incur significant additional expenses, and our potential approval of our drug candidates may be delayed, which could have a severe negative effect on our business.
If the third party manufacturers upon which we rely fail to produce our drug candidates that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the trials, regulatory submissions, required approvals or commercialization of our drug candidates.
We do not manufacture our drug candidates and we do not plan to develop any capacity to do so. We plan to contract with third-party manufacturers to manufacture LJP1485. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production which include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. The third-party manufacturers we may contract with may not perform as agreed or may terminate their agreements with us.
In addition to product approval, any facility in which LJP1485 is manufactured or tested for its ability to meet required specifications must be approved by the FDA and/or the EMA before a commercial product can be manufactured. Failure of such a facility to be approved could delay the approval of LJP1485.
Any of these factors could cause us to delay or suspend any future clinical trials, regulatory submissions, required approvals or commercialization of LJP1485, entail higher costs and result in our being unable to effectively commercialize products.
Any regulatory approvals that we may obtain for our drug candidates may be limited and subsequent issues regarding safety or efficacy could cause us to remove products from the market.
If the FDA or foreign regulatory authorities grant approval of a drug candidate, the approval may be limited to specific conditions or patient populations, or limited with respect to its distribution, including to specified facilities or physicians with special training or experience. The imposition of any of these restrictions or other restrictions on the marketing and use of our drug candidates could adversely affect any future sales of such candidates. Furthermore, even if a drug candidate is approved, it is possible that a subsequent issue regarding its safety or efficacy would require us to remove the drug from the market.
Our drug candidates may not achieve market acceptance.
Even if our drug candidates receive regulatory approval, patients and physicians may not readily or quickly accept our proposed methods of treatment. In order for our drug candidates to be commercially successful, we will need to increase the awareness and acceptance of our drug candidates among physicians, patients and the medical community. It is also possible that physician treatment practices may change and that the use of other drugs, either newly approved or currently on the market for other conditions, may become widely utilized by clinicians for treatment of patients. If we are unable to achieve market acceptance for our drug candidates, our revenues and potential for profitability will be negatively affected.

Our success in developing and marketing our drug candidates depends significantly on our ability to obtain patent protection. In addition, we will need to successfully preserve our trade secrets and operate without infringing on the rights of others.
We depend on patents and other unpatented intellectual property to prevent others from improperly benefiting from products or technologies that we may have developed or acquired. Our patents and patent applications cover various technologies and drug candidates, including LJP1485. There can be no assurance, however, that any additional patents will be issued, that the scope of any patent protection will be sufficient to protect us or our technology, or that any current or future issued patent will be held valid if subsequently challenged. There is a substantial backlog of biotechnology patent applications at the United States Patent and Trademark Office that may delay the review and issuance of any patents. The patent position of biotechnology firms like ours is highly uncertain and involves complex legal and factual questions, and no consistent policy has emerged regarding the breadth of claims covered in biotechnology patents or the protection afforded by these patents. We intend to continue to file patent applications as believed appropriate for patents covering both our products and processes. There can be no assurance that patents will be issued from any of these applications, or that the scope of any issued patents will protect our technology.
We do not necessarily know if others, including competitors, have patents or patent applications pending that relate to compounds or processes that overlap or compete with our intellectual property or which may affect our freedom to operate.
However, there can be no assurance that patents will not ultimately be found to impact the advancement of our drug candidates, including LJP1485. If the United States Patent and Trademark Office or any foreign counterpart issues or has issued patents containing competitive or conflicting claims, and if these claims are valid, the protection provided by our existing patents or any future patents that may be issued could be significantly reduced, and our ability to prevent competitors from developing products or technologies identical or similar to ours could be negatively affected. In addition, there can be no guarantee that we would be able to obtain licenses to these patents on commercially reasonable terms, if at all, or that we would be able to develop or obtain alternative technology. Our failure to obtain a license to a technology or process that may be required to develop or commercialize one or more of our drug candidates may have a material adverse effect on our business. In addition, we may have to incur significant expense and management time in defending or enforcing our patents.
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
Competition from domestic and foreign biotechnology companies, large pharmaceutical companies and other institutions is intense and is expected to increase. A number of companies and institutions are pursuing the development of pharmaceuticals in our targeted areas. Many of these companies are very large, and have financial, technical, sales and distribution and other resources substantially greater than ours. The greater resources of these competitors could enable them to develop competing products more quickly than we are able to, and to market any competing product more quickly or effectively so as to make it extremely difficult for us to develop a share of the market for our products. These competitors also include companies that are conducting clinical trials and pre-clinical studies in the field of regenerative medicine. Our competitors may develop or obtain regulatory approval for products more rapidly than we do. If the FDA were to approve a drug that is significantly similar in structure to LJP1485 for the same indication that LJP1485 is designed to treat, and such drug received marketing exclusivity under the Orphan Drug Act, the FDA may be prevented from approving LJP1485. Also, the biotechnology and pharmaceutical industries are subject to rapid changes in technology. Our competitors may develop and market technologies and products that are more effective or less costly than those we are developing, or that would render our technology and proposed products obsolete or noncompetitive.

II. RISK FACTORS RELATED SPECIFICALLY TO OUR STOCK.
Future adjustments to the conversion prices of our convertible securities may result in further dilution of our stockholders’ ownership upon conversion of such securities.
The conversion price for our New Preferred Stock and the Series E Preferred Stock will each automatically be adjusted downward if, after the Reverse Stock Split, the closing sales price of our common stock for five consecutive days following the Reverse Stock Split is less than the conversion price in effect multiplied by ten. If this is the case, then the conversion price of our New Preferred Stock and the Series E Preferred Stock will be reduced to one tenth of the post-split stock price.
Additionally, the conversion rate of our outstanding preferred stock will be reduced if we issue additional shares of common stock or common stock equivalents for consideration that is less than the then applicable conversion price or if the conversion or exercise price of any common stock equivalent is adjusted or modified to a price less than the then applicable conversion price.
If any of the foregoing adjustments occur, our outstanding preferred stock will be convertible into a greater number of shares and our current stockholders’ ownership holdings will be further diluted upon conversion of such preferred stock into common stock.
The May 2010 financing has already caused, and will continue to cause, our existing stockholders to suffer substantial dilution.
Upon the closing of the May 2010 financing, the Company issued the investors approximately 29 million shares of common stock and 5,134 shares of Series C-1 Preferred Stock. The issuance of such a large number of shares of common stock diluted the ownership of our existing holders of common stock and provided the new investors with a sizeable interest in the Company. Moreover, the shares of Series C-1 Preferred Stock issued to the investors are initially convertible into common stock at a rate of 66,667 shares of common stock for each share Series C-1 Preferred Stock held. Thus, when the investors convert their shares of Series C-1 Preferred Stock, there will be a significant increase in the number of shares of common stock outstanding. Existing stockholders will accordingly suffer further dilution. At the closing of the financing, investors also received warrants to purchase shares of Series C-2 Preferred Stock, which are also initially convertible into common stock at a rate of 66,667 shares of common stock for every share of Series C-2 Preferred Stock held. Further dilution to existing stockholders will occur upon conversion of the shares of Series C-2 Preferred Stock issuable upon exercise of the warrants. In addition, as part of the acquisition of the RIL compounds, GliaMed will be eligible to receive up to 8,205 shares Series E Preferred Stock, which are also initially convertible into common stock at a rate of 66,667 shares of common stock for each share of Series E Preferred Stock held and which will cause further dilution to existing stockholders. Moreover, shares of Series C Preferred Stock and Series E Preferred Stock are entitled to dividends that are payable in additional shares of like series of preferred stock, which are again initially convertible into shares of common stock at a rate of 66,667 shares of common stock for each share of Series C Preferred Stock or Series E Preferred Stock held. The initial conversion rate of 66,667 shares of common stock for each share of Series C Preferred Stock or Series E Preferred Stock may be adjusted upward (corresponding to an effective decrease in the conversion price) upon certain events, including the Reverse Stock Split, resulting in an increase in the number of shares of common stock that will be issued upon conversion of one share of Series C Preferred or Series E Preferred Stock, which will serve to further dilute the ownership of existing stockholders.

The delisting of our common stock could have a substantial effect on the price and liquidity of our common stock.
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
Our stock has historically experienced significant price and volume volatility and could continue to be volatile. Market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors, among others, can have a significant effect on the market price of our securities:
•	results from our preclinical studies and clinical trials;

•	limited financial resources;

•	announcements regarding financings, mergers or other strategic transactions;

•	future sales of significant amounts of our capital stock by us or our stockholders;

•	developments in patent or other proprietary rights;

•	developments concerning potential agreements with collaborators; and

•	general market conditions and comments by securities analysts.
The realization of any of the risks described in these “Risk Factors” could have a negative effect on the market price of our common stock.
Our common stock is considered a “penny stock” and does not qualify for exemption from the “penny stock” restrictions, which may make it more difficult for you to sell your shares.
Our common stock is classified as a “penny stock” by the SEC and is subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in “penny stocks.” The SEC has adopted regulations which define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, these rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule relating to the penny stock market. Disclosure is also required to be made about current quotations for the securities and about commissions payable to both the broker-dealer and the registered representative. Finally, broker-dealers must send monthly statements to purchasers of penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As a result of our shares of common stock being subject to the rules on penny stocks, the liquidity of our common stock may be adversely affected.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
We maintain our operations in a temporary space under a short-term arrangement with one of our vendors and expect that we will transition to permanent space under a long-term lease if and when a Strategic Transaction is consummated following the completion of our ongoing confirmatory preclinical animal study.

Item 3.	Legal Proceedings.
We are not currently a party to any legal proceedings.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Information About Our Common Stock
During the year ended December 31, 2009, our common stock traded on the Nasdaq Global and Capital Markets under the symbol “LJPC.” As of March 4, 2010, our common stock was delisted from the Nasdaq Capital Market and began trading on the Pink OTC Markets, under the symbol “LJPC.PK” and has since transitioned to The OTC Bulletin Board (the “OTC BB”). Set forth below are the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years.

	Prices
	High	Low
Year Ended December 31, 2010

First Quarter	$0.26	$0.06
Second Quarter	0.08	0.04
Third Quarter	0.05	0.03
Fourth Quarter	0.04	0.02

Year Ended December 31, 2009

First Quarter	$3.20	$0.04
Second Quarter	0.64	0.13
Third Quarter	0.36	0.14
Fourth Quarter	0.32	0.06
We have never paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. The number of record holders of our common stock as of April 1, 2011 was approximately 226.
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
Introduction
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:
•	Overview and recent developments. This section provides a general description of our business and operating history and a general description of recent events and significant transactions that we believe are important in understanding our financial condition and results of operations.
•	Critical accounting policies and estimates. This section contains a discussion of the accounting policies that we believe are important to our financial condition and results of operations and that require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including the critical accounting policies and estimates, are summarized in Note 1 to the accompanying consolidated financial statements.
•	Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for the year ended December 31, 2010 to the results for the year ended December 31, 2009.
•	Liquidity and capital resources. This section provides an analysis of our cash flows as well as material subsequent changes.
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
In March 2011, we acquired the rights to RIL compounds (the “Compounds”) from privately held GliaMed, Inc. (“GliaMed”). With this acquisition, we will focus our resources on the emerging field of regenerative medicine. The RIL technology was acquired pursuant to an asset purchase agreement for a nominal amount, and if certain milestones noted below are met, GliaMed will be eligible to receive additional consideration of up to 8,205 shares of newly designated convertible Series E preferred stock (“Series E Preferred Stock”), which would be convertible into approximately 20% of the Company’s fully diluted outstanding common stock on an as-converted basis. The issuance of the shares will be tied to the achievement of certain development and regulatory milestones. GliaMed will also be eligible for a potential cash payment if an RIL compound covered by the agreement is approved by the FDA or EMA in a second clinical indication.
Also in March 2011, we entered into a Consent and Amendment Agreement (the “Amendment Agreement”), with certain holders of our convertible redeemable Series C-1 preferred stock (“Series C-1 Preferred Stock”), in order to amend certain terms of the Securities Purchase Agreement, dated as of May 24, 2010 (“Securities Purchase Agreement”). Under the Amendment Agreement, the holders agreed to the following, among other changes: (i) a temporary suspension of dividends on Series C-1 Preferred Stock and convertible redeemable Series C-2 preferred stock (“Series C-2 Preferred Stock)(collectively referred to as “Series C Preferred Stock”), (ii) to provide an additional cash payment of $0.2 million in exchange for the right to receive Series C-2 Preferred Stock upon the achievement of certain prespecified results in the preclinical study of one of the Compounds (the “Preclinical Milestone”), (iii) to increase the warrants that must be exercised for cash from 10,268 to 10,646 units, (iv) the mandatory exercise $7.4 million of such warrants upon the achievement of the Preclinical Milestone, and (v) the mandatory exercise of the remaining $3.2 million of warrants upon the achievement of a future clinical milestone.

Although we did not consummate a strategic transaction approved by at least two-thirds of the outstanding preferred stockholders by February 25, 2011 (as defined in the Securities Purchase Agreement), such as a joint venture, partnership, development agreement, license agreement or the further development of Riquent, with or without a third party (a “Strategic Transaction”), our preferred stockholders will be required to exercise their warrants if the preclinical study meets certain specified endpoints and a warrant exercise following the completion of the preclinical study will be considered the consummation of a Strategic Transaction. Until such time, as of March 31, 2011 the outstanding preferred stockholders have the right to demand redemption (net of the suspended dividends) of approximately $5.6 million of Series C-1 Preferred Stock, although such redemption is not currently considered probable because the preclinical study is ongoing.
We are in the process of conducting a confirmatory preclinical animal study of the lead RIL compound, LJP1485, which we expect to complete by the end of the second quarter of 2011. We are using our existing cash balances as well as the additional $0.2 million received from holders of Series C-1 Preferred Stock to fund this study, and are preserving cash through the temporary suspension of dividends on outstanding shares of Series C Preferred Stock for a six-month period ending May 31, 2011 (which reduces the number of shares of Series C Preferred Stock potentially subject to redemption), as well as through a temporary reduction in the salaries of our current officers. Upon the achievement of the Preclinical Milestone, we will receive approximately $7.4 million upon the mandatory exercise of a portion of our outstanding preferred stock purchase warrants held by existing investors, and the investors will receive Series C-2 Preferred Stock in exchange for their recent cash payment of $0.2 million, as well as payment of their suspended dividends in like series of Series C Preferred Stock. In addition, the holders of Series C-1 Preferred Stock will forfeit their exercisable right to demand redemption (net of suspended dividends) of approximately $5.6 million of Series C-1 Preferred Stock. If the warrants are not fully exercised following the Preclinical Milestone, whether successful or not (with an outside exercise date of July 31, 2011), then GliaMed will have the right to reacquire the RIL assets, including LJP1485, for nominal consideration. The proceeds from this warrant exercise, combined with existing cash resources, are then expected to fund our operations through the completion of a Phase 2a proof-of-concept clinical study of LJP1485. If the Phase 2a study is successful, the balance of the preferred stock purchase warrants will be mandatorily exercisable at that time, raising an additional $3.2 million.
Our stockholders previously approved a proposal that authorized our Board of Directors, in its discretion, to effect a reverse stock split of our outstanding common stock, par value $0.0001 per share subject to certain parameters. Our Board of Directors approved a reverse stock split to be effective as of 5:00 p.m. (Eastern Time) on April 14, 2011, with such reverse stock split having an exchange ratio of 1-for-100 (the “Reverse Stock Split”). No fractional shares will be issued and, instead, stockholders will receive the cash value of any fractional shares that would have been issued. Share amounts in this Report are shown pre-split and therefore have not been adjusted to reflect the Reverse Stock Split.
Previously, in May 2010, we sold approximately 29.0 million shares of common stock and 5,134 shares of Series C-1 Preferred Stock, for aggregate gross proceeds of approximately $6.0 million in a private placement. The investors also received a three-year warrant to purchase, for cash, an additional 10,268 shares of Series C-2 Preferred Stock for an aggregate exercise price of approximately $10.3 million. The investors will be required to exercise the warrants and purchase the additional shares of Series C-2 Preferred Stock under the Strategic Transaction described above.
The investors also received an additional three-year warrant to purchase, for cash or on a cashless basis, an additional 5,134 shares of convertible Series D-1 preferred stock (“Series D-1 Preferred Stock”) for an aggregate exercise price of approximately $5.1 million, if exercised on a cash basis; the Company will receive no cash proceeds and will issue fewer shares if the warrants are exercised on a cashless basis. In addition, if the investors purchase the additional 10,268 shares of Series C-2 Preferred Stock that must be purchased for cash, they will receive an additional three-year warrant to purchase, for cash or on a cashless basis, 10,268 shares of convertible Series D-2 preferred stock (“Series D-2 Preferred Stock”) on the same terms as provided in the cashless warrants issued at the initial close. The Series D-1 Preferred Stock and Series D-2 Preferred Stock are collectively referred to as “Series D Preferred Stock”. The Series C Preferred Stock and Series D Preferred Stock are collectively referred to as “New Preferred Stock”.
In connection with the RIL acquisition in March 2011, the Company and the investors mutually agreed to increase both the warrants for Series C-2 Preferred Stock that must be purchased for cash and the additional three-year warrants for Series D-2 Preferred Stock from 10,268 to 10,646 shares each of preferred stock.

Each share of New Preferred Stock and Series E Preferred Stock will be initially convertible into shares of our common stock at a conversion rate of 66,667 shares of common stock per share of preferred stock that is converted; this conversion rate may be increased under certain circumstances, including pursuant to a one-time adjustment that may be made following the Reverse Stock Split. The Series C Preferred Stock and the Series E Preferred Stock will bear a dividend of 15% and 5% per annum, respectively, payable semi-annually in additional shares of like series convertible preferred stock. Per the Amendment Agreement, the holders of Series C-1 Preferred Stock can demand redemption if the cash warrants to purchase Series C-2 Preferred Stock are not exercised in the amount of $7.4 million in total following the preclinical study of LJP1485 described above (whether such exercise is on a mandatory basis or a voluntary basis). The Company is required to obtain the vote of the holders of the New Preferred Stock prior to taking certain corporate actions and, until April 2011, also agreed to certain limitations on its spending.
Following the negative results of the Phase 3 ASPEN trial, in 2009 we recorded a significant charge for the impairment of our Riquent assets, including our Riquent-related patents, and we may not realize any significant value from our Riquent program in the future. Additionally, although we have recently engaged consultants to determine whether there is any potential for the further development of our Riquent program, our resources have been primarily focused on the acquisition of the RIL compounds. There is a substantial risk that Riquent may not be a candidate for further development.
Effective March 4, 2010, our common stock was suspended and delisted from The NASDAQ Stock Market and began trading on The Pink OTC Markets, Inc. and has since transitioned to the OTC Bulletin Board.
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
Revenue recognition
We apply the revenue recognition criteria outlined in the FASB Topic of Revenue Recognition. Upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Non-refundable amounts received for substantive milestones are recognized upon achievement of the milestone. Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets.
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

Share-based compensation
Share-based compensation expense for the years ended December 31, 2010 and 2009 was approximately $0.5 million and $2.7 million, respectively. As of December 31, 2010, there was approximately $0.5 million of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. As share-based compensation expense recognized for fiscal years 2010 and 2009 is based on awards ultimately expected to vest, share-based compensation expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted-average period of 1.3 years. Additional share-based compensation expense for any new share-based payment awards granted after December 31, 2010 under all equity compensation plans cannot be predicted at this time because it will depend on, among other matters, the amounts of share-based payment awards granted in the future.
Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the employee and director stock options granted by us have characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in our opinion the existing valuation models may not provide an accurate measure of the fair value of the employee and director stock options granted by us. Although the fair value of the employee and director stock options granted by us is determined using an option-pricing model, that value may not be indicative of the fair value observed in a willing-buyer/willing-seller market transaction.
Derivative Liabilities
In conjunction with the May 2010 Financing, we issued Series C-1 Preferred Stock that contained certain embedded derivative features, as well as warrants that are accounted for as derivative liabilities (see Note 4 to our consolidated financial statements included in Part IV). These derivative liabilities were determined to be ineligible for equity classification due to provisions of the underlying preferred stock, which is also ineligible for equity classification, whereby redemption is outside our sole control and due to provisions that may result in an adjustment to their exercise or conversion price.
These derivative liabilities were initially recorded at their estimated fair value on the date of issuance and are subsequently adjusted to reflect the estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded as other income or expense, accordingly. The fair value of these liabilities is estimated using option pricing models that are based on the individual characteristics of the common stock and preferred stock, the derivative liability on the valuation date, probabilities related to our operations and clinical development (based on industry data), as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The option pricing models of our derivative liabilities are estimates and are sensitive to changes to certain inputs used in the options pricing models. To better estimate the fair value of the Derivative Liabilities at each reporting period, the binomial option pricing models and their inputs were refined based on information available to the Company. Such changes did not have a significant impact on amounts recorded in previous interim reporting periods.
New Accounting Pronouncements
There were no Accounting Standards Updates adopted by us or issued during the year ended December 31, 2010, that had a material effect on the consolidated financial statements or that are expected to have a material impact on the consolidated financial statements in future periods.
Results of Operations
Years Ended December 31, 2010 and 2009
Revenue. There were no revenues for the year ended December 31, 2010. For the year ended December 31, 2009, revenue was $8.1 million and resulted entirely from the Development Agreement entered into with BioMarin CF in January 2009. The Development Agreement was terminated in March 2009 following the negative results from our Riquent Phase 3 ASPEN study.

Research and Development Expense. During the year ended December 31, 2010, we incurred minimal research and development expense compared to $9.6 million for the year ended December 31, 2009. This decrease was a result of the discontinuation of the Riquent Phase 3 ASPEN study which had been active during part of 2009. Following the acquisition of the RIL compounds in March 2011, we expect research and development expenditures to increase going forward.
General and Administrative Expense. For the year ended December 31, 2010, general and administrative expense decreased to $3.9 million from $7.2 million for the year ended December 31, 2009. The decrease is primarily due to a $1.8 million decrease in stock compensation and salaries expense as a result of the termination of the majority of our workforce in April 2009 following the discontinuation of the Riquent Phase 3 ASPEN study. Additional decreases include a $0.8 million decrease in legal expenses and a $0.4 million decrease in consulting, which were both higher during the year ended December 31, 2009 as a result of our restructuring activities. The remaining decrease is a result of a decrease in insurance expense as a result of our reduced operations following the discontinuation of the Riquent Phase 3 ASPEN study.
Other Expense. Non-operating expense as a result of the estimated fair value of derivative liabilities in excess of proceeds for the year ended December 31, 2010 was $5.0 million. The charge was a result of the expense recorded for the estimated fair value of warrants and instruments with certain embedded derivative features in excess of the proceeds received in the May 2010 financing. These derivative liabilities are required to be recorded at their estimated fair value in excess of proceeds and remeasured at estimated fair value at each subsequent reporting period.
Financing transaction costs for the year ended December 31, 2010 were $0.2 million. The costs directly related to completing the May 2010 financing and were primarily comprised of legal expenses.
Other Income. Non-operating income as a result of adjustments to the estimated fair value of derivative liabilities for the year ended December 31, 2010 was $5.3 million. The derivative liabilities issued in the May 2010 financing were remeasured at their estimated fair value as of December 31, 2010, resulting in a net decrease in value from their date of issuance, based upon a decrease in the price per share of common stock and changes in other inputs to the valuation models used to estimate the liabilities, of $5.3 million which was recorded as non-operating income for the year ended December 31, 2010.
Preferred Stock Dividend. On November 25, 2010, we paid dividends in-kind on the outstanding Series C-1 Preferred Stock issued in the May 2010 financing of $0.4 million. As of December 31, 2010, we accrued dividends payable in-kind on the outstanding Series C-1 Preferred Stock of $0.1 million.
Net Operating Loss and Research Tax Credit Carryforwards. At December 31, 2008, we had federal and California income tax net operating loss carryforwards that are subject to Internal Revenue Code of 1986, as amended, Section 382/383 limitations of net operating loss and research and development credit carryforwards. In February 2009 and May 2010, we experienced changes in ownership at times when our enterprise value was minimal. As a result of these ownership changes and the low enterprise value, our federal and California net operating loss carryforwards and federal research and development credit carryforwards as of December 31, 2010 will be subject to limitation under IRC Section 382/383 and more likely than not will expire unused.
Liquidity and Capital Resources
From inception through December 31, 2010, we have incurred a cumulative net loss of approximately $428.1 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through December 31, 2010, we have raised approximately $417.0 million in net proceeds from sales of equity securities.
At December 31, 2010, we had $6.9 million in cash, of which, at that time, up to $5.7 million could be required to be paid upon the triggering of a redemption right under our outstanding Series C-1 Preferred Stock including accrued dividends, as compared to $4.3 million of cash at December 31, 2009. Our working capital at December 31, 2010 was $0.5 million compared to $4.2 million at December 31, 2009 and is largely driven by our derivative liability obligations which will likely change in value in the future. The increase in cash resulting from the net proceeds of $6.0 million received in the May 2010 financing was offset by the use of our financial resources to fund our general corporate operations.

In March 2011, we received funding of approximately $0.2 million from certain of our investors to help defray the costs of a confirmatory preclinical study of LJP1485. In addition, we are preserving cash through the temporary suspension of dividends on our outstanding Series C Preferred Stock for a six-month period ending May 31, 2011 (which reduces the number of shares of Series C Preferred Stock potentially subject to redemption), as well as through a temporary reduction in the salaries of our current officers.
Our history of recurring losses from operations, our cumulative net loss as of December 31, 2010, and the absence of any current revenue sources raise substantial doubt about our ability to continue as a going concern.
In 2009, we exited our former buildings upon the expiration of the leases, paid off all remaining notes payable and capital lease obligations and early terminated our material operating leases. As a result, no notes payable, purchase commitments, capital leases or material operating leases existed as of December 31, 2010. We maintain our operations in a temporary space under a short-term arrangement with one of our vendors and expect that we will transition to permanent space under a long-term lease if and when we consummate a Strategic Transaction following the completion of our ongoing confirmatory preclinical animal study.
Our current business operations are focused on using our financial resources to conduct a confirmatory preclinical animal study of the lead RIL compound, LJP1485, which we expect to complete by the end of the second quarter of 2011. If this study is successful, we will receive approximately $7.4 million upon the mandatory exercise of a portion of our outstanding preferred stock purchase warrants held by existing investors, and the investors will receive Series C-2 Preferred Stock in exchange for their recent cash payment of $0.2 million, as well as payment of their suspended dividends in like series of Series C Preferred Stock. In addition, the holders of Series C-1 Preferred Stock will forfeit their exercisable right to demand redemption (net of the suspended dividends) of approximately $5.6 million of Series C-1 Preferred Stock. If the warrants are not fully exercised following the Preclinical Milestone, whether successful or not (with an outside exercise date of July 31, 2011), then GliaMed will have the right to reacquire the RIL assets, including LJP1485, for nominal consideration. The proceeds from this warrant exercise, combined with existing cash resources, are then expected to fund our operations through the completion of a Phase 2a proof-of-concept clinical study of LJP1485. If the Phase 2a study is successful, the balance of the preferred stock purchase warrants will be mandatorily exercisable at that time, raising an additional $3.2 million. If the cash warrants are not exercised by July 31, 2011, then the stockholders will no longer have any rights to receive stock for their suspended dividends or cash payment and the stockholders will retain their right to redeem their outstanding Series C Preferred Stock for approximately $5.6 million. If we are required to redeem this preferred stock, we would then have very limited financial resources and would likely be forced to liquidate.
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

Item 8.	Financial Statements and Supplementary Data.
The financial statements required by this item are set forth at the end of this Report beginning on page F-2 and are incorporated herein by reference. We are not required to provide the supplementary data required by this item as we are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
(a) Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2010. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2010.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Based on our assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.
There was no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Our directors and executive officers and their ages as of April 1, 2011 are set forth below.

Name	Age	Position(s)

Robert A. Fildes, Ph.D.	72	Director, Chairman of the Board
Deirdre Y. Gillespie, M.D.	55	President, Chief Executive Officer and Assistant Secretary
Gail A. Sloan, CPA	48	Chief Financial Officer and Secretary
Bertrand C. Liang, M.D.	48	Director
Stephen M. Martin	64	Director
The biographies of our directors and executive officers appear below.
Robert A. Fildes, Ph.D. has been a director since 1991. Since January 1998, Dr. Fildes has served as President of SB2, Inc., a privately held company that licenses antibody technology. From June to December 1998, Dr. Fildes served as Chief Executive Officer of Atlantic Pharmaceuticals, a publicly held company in the field of biotechnology. From 1993 to 1997, Dr. Fildes was the Chairman and Chief Executive Officer of Scotgen Biopharmaceuticals, Inc., a privately held company in the field of human monoclonal antibody technology. From 1990 to 1993, Dr. Fildes was an independent consultant in the biopharmaceutical industry. He was the president and Chief Executive Officer of Cetus Corporation, a publicly held biotechnology company, from 1982 to 1990. From 1980 to 1982, Dr. Fildes was the President of Biogen, Inc., which merged with IDEC Pharmaceuticals Corporation in 2003 to form Biogen Idec, a publicly held biopharmaceutical company, and from 1975 to 1980, he was the Vice President of Operations for the Industrial Division of Bristol-Myers Squibb Company. From April 2002 to April 2003, Dr. Fildes was a director of Polymerat Pty. Ltd., a privately held company (now Anteo Diagnostics Ltd., a publicly held company) that develops surfaces for carrying out biological reactions. Dr. Fildes is currently a director of Inimex Pharmaceuticals, Inc., a privately held Canadian biotechnology company. Dr. Fildes holds a D.C.C. degree in Microbial Biochemistry and a Ph.D. in Biochemical Genetics from the University of London. Based on Dr. Fildes’ executive experience, specifically his experience as Chief Executive Officer at numerous companies in the biotechnology industry, as well as his service on other boards of directors in the biotechnology industry, the Board believes Dr. Fildes has the appropriate set of skills to serve as a member of our Board.
Deirdre Y. Gillespie, M.D., President, Chief Executive Officer and Assistant Secretary, joined us in March 2006 as a director, and as President and Chief Executive Officer. She was appointed Assistant Secretary in February 2007. Dr. Gillespie previously served as the President and Chief Executive Officer of Oxxon Therapeutics, Inc., a privately held pharmaceutical company, from 2001 to 2005. Prior to that, she served as Chief Operating Officer of Vical, Inc., from 2000 to 2001, and Executive Vice President & Chief Business Officer, from 1998 to 2000. Dr. Gillespie also held a number of positions at DuPont Merck Pharmaceutical Company, including Vice President of Marketing, from 1991 to 1996. Dr. Gillespie is currently a director of Apricus Biosciences, Inc., a publicly held pharmaceutical company. Dr. Gillespie received her M.B.A. from the London Business School and her M.D. and B.Sc. from London University. The Board has concluded that Dr. Gillespie should serve on our Board based on her length of employment with the Company, deep knowledge of our Company gained from her positions as President and Chief Executive Officer and her substantial experience in the pharmaceutical industry.
Gail A. Sloan, CPA, Chief Financial Officer, joined us in 1996 as Assistant Controller, was promoted to Controller in 1997, to Senior Director of Finance in 2002, to Vice President of Finance in 2004 and to Chief Financial Officer in 2010. She was appointed Secretary in 1999. Prior to joining us, from 1993 to 1996, Ms. Sloan served as Assistant Controller at Affymax Research Institute, a publicly held drug-discovery research company and formerly a part of the Glaxo Wellcome Group. From 1985 to 1993, she progressed to the position of Audit Manager with Ernst & Young LLP. Ms. Sloan holds a B.S. in Business Administration from California Polytechnic State University, San Luis Obispo and is a Certified Public Accountant.

Bertrand C. Liang, M.D. has been a director since December 2010. Dr. Liang is currently Chief Executive Officer of Pfenex, Inc, a biotech company focused on the production of innovator proteins, reagent proteins, and biosimilars, Capital Member of Forward Ventures/Medical Science Partners and Managing Director of LCC Ventures. He has worked in the development and financing of biopharmaceuticals for the last 20 years, including at Amgen, Biogen Idec, the National Institutes of Health, Paramount Biosciences LLC, a privately held venture capital firm and Tracon Pharmaceuticals, a privately held biopharmaceutical company. Dr. Liang serves on the Board of Directors of Tracon Pharmaceuticals and Pico Pharmaceuticals, Ltd, a privately held biopharmaceutical company.
Dr. Liang received his M.D. from Northwestern University Medical School, his Ph.D. from University of Bolton and his M.B.A. from Regis University School of Professional Studies and attended the Sloan School of Management, emphasizing Strategy and Innovation. Dr. Liang completed his clinical training at Brown University and the University of Michigan, and conducted his post-doctoral studies at the University of Michigan, the National Center for Human Genome Research/NIH and the National Cancer Institute. Based on Dr. Liang’s executive experience, specifically his experience regarding the development and financing of biopharmaceuticals, as well as his service as a director with other companies in the biotechnology industry, the Board believes Dr. Liang has the appropriate set of skills to serve as a member of our Board.
Stephen M. Martin has been a director since April 2000. Mr. Martin is currently CEO Partner of Hi Tech Partners, LLC, a privately held consulting firm for executive management of early stage technology businesses. In April 2009, he joined QSpex Technologies, Inc., an early-stage private Ophthalmic (Spectacle) Lens manufacturing company as Chief Business Officer and was promoted to Chief Executive Officer in June 2009. In June 2001, Mr. Martin retired from CIBA Vision Corporation, a Novartis Company engaged in the research, manufacture and sale of contact lenses, lens care products and ophthalmic pharmaceuticals. Mr. Martin founded CIBA Vision in 1980. Mr. Martin was President of CIBA Vision Corporation, USA from 1995 to 1998 and President of Ciba Vision Ophthalmics, USA, the company’s ophthalmic pharmaceutical division, which he founded, from 1990 until 1998. He served as CIBA Vision’s Vice President of Venture Opportunities from 1998 until his retirement in 2001. Mr. Martin currently serves as a director of QSpex Technologies, Inc., a privately held spectacle manufacturing company, OcuCure Therapeutics, Inc.,a privately held ophthalmic pharmaceutical development company and NeoVista, Inc., a privately held medical device company. From 2003 to 2005, Mr. Martin served as a director of Alimera Sciences, Inc., at the time a privately held ophthalmic pharmaceutical company. Mr. Martin is the inventor on six issued U.S. patents and a number of European patents. Mr. Martin holds a B.A. degree from Wake Forest University and attended the Woodrow Wilson College of Law. Based on Mr. Martin’s executive experience, including his experience in senior management positions in business development, as well as his service on other boards of directors, the Board believes Mr. Martin has the appropriate set of skills to serve as a member of our Board.
Director Independence
Our Board has previously determined that each of Dr. Fildes, Dr. Liang and Mr. Martin are “independent” within the meaning of Nasdaq Marketplace Rules 5605(b) and 5605(a)(2) as adopted by the Nasdaq Stock Market, Inc. Dr. Gillespie was not deemed to be “independent” because she is our President and Chief Executive Officer.
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

The audit committee met four times during 2010, and otherwise accomplished its business without formal meetings. The members of the audit committee through August 12, 2010 were Mr. Martin and Doctors Fildes and Smith. After Dr. Smith’s term expired on August 12, 2010, the audit committee was comprised of Dr. Fildes and Mr. Martin. Dr. Liang was appointed to the audit committee in December 2010. Mr. Martin currently serves as the chairman of the audit committee. Our Board has previously determined that each of Doctors Fildes, Smith and Liang and Mr. Martin is “independent” within the meaning of the enhanced independence standards contained in Nasdaq Marketplace Rule 5605(c)(2)(A) and Rule 10A-3 under the Exchange Act that relate specifically to members of audit committees.
Our Board does not have a person deemed to be an “audit committee financial expert” as defined in Item 407 of Regulation S-K, as we are not subject to the Listing Rules of The NASDAQ Stock Market LLC.
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
The compensation committee met four times during 2010, and otherwise accomplished its business without formal meetings. The members of the compensation committee were Dr. Fildes and Mr. Martin. Dr. Fildes currently serves as the chairman of the compensation committee.
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
The corporate governance and nominating committee met once during 2010, and otherwise accomplished its business without formal meetings. The corporate governance and nominating committee was comprised of Dr. Young until he ceased serving as a director in August 2010 at which time Doctors Gillespie and Fildes and Mr. Martin were appointed to the committee.
Meetings of Non-Management Directors. The non-management members of the Board regularly meet without any members of management present during regularly scheduled executive sessions of meetings of the Board.
Section 16(a) Beneficial Ownership Reporting Compliance
Under the securities laws of the United States, our directors and officers and persons who own more than 10% of our equity securities are required to report their initial ownership of our equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and we are required to disclose any late filings during the fiscal year ended December 31, 2010. To our knowledge, based solely upon our review of the copies of such reports required to be furnished to us during the fiscal year ended December 31, 2010, all of these reports were timely filed.

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
Equity Compensation. Under the 2010 Equity Incentive Plan (the “2010 Plan”) and the 2004 Equity Incentive Plan (the “2004 Plan”), the Compensation Committee may grant stock options, restricted stock, stock appreciation rights and performance awards. In granting these awards, the Committee may establish any conditions or restrictions it deems appropriate. The grant of options is unrelated to any anticipated major announcements made by the Company and is thus not influenced by any material, non-public information that may exist at the time of grant.
The exercise price of stock options is set at the fair market value on the grant date using the closing market price on the date of grant. Stock option awards granted in 2010 vest monthly on a pro rata basis over three years.
The annual stock option awards for executive performance in fiscal 2010 were made on May 28, 2010. No annual stock option awards for executive performance in fiscal 2009 were made.
Benefits. The Named Executive Officers (as defined below) are eligible to participate in all of the Company’s health, welfare, paid time-off, retirement savings, and employee stock purchase benefit programs on the same terms as are available to other employees. These benefit programs are designed to enable the Company to attract and retain its workforce in a competitive marketplace. Health, welfare and paid time-off benefits ensure that the Company has a productive and focused workforce through reliable and competitive health and other benefits. The retirement savings plan helps employees save and prepare financially for retirement. Our 1995 Employee Stock Purchase Plan (the “1995 Plan”) provides employees with an opportunity for increased equity ownership in the Company.
The 1995 Plan provides employees with an opportunity to acquire increased equity ownership in the Company over time through periodic purchases of shares. The 1995 Plan allows employees, including the Named Executive Officers, to purchase common stock every three months (in an amount not exceeding 10% of each employee’s base salary, or hourly compensation, and any cash bonus paid, subject to certain limitations) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months. One purchase under the 1995 Plan occurred during 2010.
During September 2010, we adopted the La Jolla Pharmaceutical Company Retirement Savings Plan (the “401(k) Plan”), which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Our previous defined contribution retirement plan was terminated in March 2009. The 401(k) Plan is a defined contribution plan established to provide retirement benefits for employees, including the Named Executive Officers, and is employee funded up to an elective annual deferral. The 401(k) Plan is available for all employees who have completed one year of service with the Company. Following guidance in IRS Notice 98-52 related to the “safe harbor,” 401(k) plan method, non-highly compensated employees will receive a contribution from the Company equal to 3% of their annual salaries, as defined in the Code. Such contributions vest immediately and are paid annually following each year end. These “safe harbor” contributions by the Company were less than $2,000 for the year ended December 31, 2010 and were paid during March 2011.

We have not historically provided special benefits or perquisites to our executives and did not do so in 2010.
Retention and Separation Agreements. On December 4, 2009, we entered into Retention and Separation Agreements and General Release of All Claims (the “Retention Agreements”) with our current Named Executive Officers. Our current Named Executive Officers are our Chief Executive Officer and Chief Financial Officer. The Retention Agreements superseded the severance provisions of the employment agreements with the current Named Executive Officers that were effective prior to the signing of the Retention Agreements (the “Prior Employment Agreements”), but otherwise the terms of the Prior Employment Agreements remained in full force and effect. The Retention Agreements did not alter the amount of severance that was to be awarded under the Prior Employment Agreements, but rather changed the events that trigger such payments.
Pursuant to the Retention Agreements, on December 18, 2009, we made retention payments to the current Named Executive Officers (the “Retention Payments”) in the amounts of $202,800 to our Chief Executive Officer and $66,184 to our Chief Financial Officer. If the current Named Executive Officers voluntarily resigned their employment prior to the earlier to occur of (a) the closing of the proposed merger with Adamis Pharmaceuticals Corporation or (b) March 31, 2010, they were to immediately repay the Retention Payments to us. The date under (a) and (b) shall be referred to as the “Separation Date.”
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
In April 2010, the compensation committee confirmed that pursuant to the terms of the Retention Agreements, the Retention Payments and Severance Payments were earned as of March 31, 2010 and agreed that the existing employment terms would remain in effect beyond March 31, 2010. As an incentive to retain the current Named Executive Officers to pursue a strategic transaction such as a merger, license agreement, third party collaboration or wind down of the Company, the compensation committee also approved a Confidential Retention Agreement with Dr. Gillespie (the “Gillespie Retention Agreement”) to incentivize Dr. Gillespie to remain with the Company in order to complete a strategic transaction for the Company. Following Board approval of the Gillespie Retention Agreement on May 21, 2010, the Company and Dr. Gillespie entered into the Gillespie Retention Agreement on May 24, 2010. The Gillespie Retention Agreement supersedes the severance provisions of the Chief Executive Officer Employment Agreement, dated as of March 15, 2006, as amended, by and between the Company and Dr. Gillespie and the Confidential Retention and Separation Agreement and General Release of All Claims, dated as of December 4, 2009, by and between the Company and Dr. Gillespie (the “Prior Gillespie Retention Agreement”). The Prior Gillespie Retention Agreement contemplated that the Company would enter into a strategic transaction or wind down its business on or before March 31, 2010, at which time the remaining two-thirds of the severance payment due to Dr. Gillespie under the Prior Gillespie Retention Payment would be paid to Dr. Gillespie. The Gillespie Retention Agreement confirms that the remaining two-thirds of the severance payment owed to Dr. Gillespie pursuant to the terms of the Prior Gillespie Retention Agreement was earned by Dr. Gillespie on March 31, 2010. Therefore, pursuant to the Gillespie Retention Agreement, the Company paid Dr. Gillespie a lump sum severance payment of $405,600, less applicable payroll deductions and withholdings, on June 1, 2010. The Gillespie Retention Agreement continues Dr. Gillespie’s employment with the Company after March 31, 2010 and provides for a cash incentive (the “Gillespie Retention Bonus”) upon completion of either a strategic transaction or other wind down of the Company (an “Incentive Event”). The Securities Purchase Agreement entered into among the Company and the purchasers named therein on May 24, 2010 constituted an Incentive Event under the Gillespie Retention Agreement. Accordingly, on June 1, 2010, the Company paid Dr. Gillespie the Gillespie Retention Bonus of $202,800, payable in a lump sum (less applicable payroll deductions and withholdings), per the terms of the Gillespie Retention Agreement.

In April 2010, the compensation committee also approved a Confidential Retention Agreement with Ms. Sloan (the “Sloan Retention Agreement”) to incentivize Ms. Sloan to remain with the Company in order to complete a strategic transaction for the Company. Following Board approval of the Sloan Retention Agreement on May 21, 2010, the Company and Ms. Sloan entered into the Sloan Retention Agreement on May 24, 2010. The Sloan Retention Agreement supersedes the severance provisions of the Amended and Restated Employment Agreement, dated as of February 23, 2006, as amended, by and between the Company and Gail A. Sloan and the Confidential Retention and Separation Agreement and General Release of All Claims, dated as of December 4, 2009, by and between the Company and Ms. Sloan (the “Prior Sloan Retention Agreement”). The Prior Sloan Retention Agreement contemplated that the Company would enter into a strategic transaction or wind down its business on or before March 31, 2010, at which time the remaining two-thirds of the severance payment due to Ms. Sloan under the Prior Sloan Retention Agreement would be paid to Ms. Sloan. The Sloan Retention Agreement confirms that the remaining two-thirds of the severance payment owed to Ms. Sloan pursuant to the terms of the Prior Sloan Retention Agreement was earned by Ms. Sloan on March 31, 2010. Therefore, pursuant to the Sloan Retention Agreement, the Company paid Ms. Sloan a lump sum severance payment of $132,367, less applicable payroll deductions and withholdings, on June 1, 2010. The Sloan Retention Agreement continues Ms. Sloan’s employment with the Company after March 31, 2010 and provides for a cash incentive (the “Sloan Retention Bonus”) upon completion of an Incentive Event. The Securities Purchase Agreement entered into among the Company and the purchasers named therein on May 24, 2010 constituted an Incentive Event under the Sloan Retention Agreement. Accordingly, on June 1, 2010, the Company paid Ms. Sloan the Sloan Retention Bonus of $69,492, payable in a lump sum (less applicable payroll deductions and withholdings), per the terms of the Sloan Retention Agreement.
In addition to the provisions of the Retention Agreements described above, effective information regarding applicable payments under the Employment Agreements for the current Named Executive Officers is provided below.
Employment Agreements.
Deirdre Y. Gillespie, M.D. On May 24, 2010, we entered into an employment agreement with Deirdre Y. Gillespie, M.D. (the “Gillespie Employment Agreement”). Pursuant to the terms of the Gillespie Employment Agreement, Dr. Gillespie’s employment is at-will and she will initially continue to receive her current annual base salary of $405,600 (the “Gillespie Base Salary”) and her current annual bonus with a targeted payout equal to 50% of her Base Salary (the “Gillespie Annual Bonus”). The Gillespie Base Salary will be increased to $421,824 upon the closing of a Strategic Transaction (as defined in our Certificate of Designations), with such increase to be retroactive to May 24, 2010. The compensation committee will annually establish the goals upon which the Gillespie Annual Bonus will be based, which will take into account both Dr. Gillespie’s and the Company’s performance. If Dr. Gillespie is terminated without “Cause,” as a result of a “Constructive Termination” or in connection with a “Change in Control” (each as defined in the Gillespie Employment Agreement), then the Gillespie Annual Bonus will be determined after the occurrence of such event and paid promptly thereafter, except that, in the case of a Change in Control, the Board will consider whether to pay Dr. Gillespie the Gillespie Annual Bonus.
Under the terms of the Gillespie Employment Agreement, Dr. Gillespie was granted an option to purchase up to 4,000,000 shares of common stock at the fair market value of the common stock on the third day after public announcement of entering into the Securities Purchase Agreement described in above (the “date of grant”). These options vest monthly over three years so that they are fully vested on the third anniversary of the date of grant.
After closing a Strategic Transaction, if Dr. Gillespie is terminated without Cause or voluntarily resigns due to (i) a material reduction in her responsibilities, authority or duties as an officer or a reduction in her title as an officer, (ii) a material diminution in the Gillespie Base Salary (except for across-the-board salary reductions similarly affecting all or substantially all senior management employees and does not exceed 15%), (iii) a relocation of her office to a location outside of San Diego, California, (iv) any material breach by the Company under the Gillespie Employment Agreement or (v) any failure by the Company to obtain the assumption of the Gillespie Employment Agreement by any successor of the Company, she will receive the Gillespie Base Salary, then in effect, prorated to the date of termination, plus any bonus, healthcare/vacation benefits and business expenses earned but not yet paid (the “Gillespie Standard Entitlements”) and, provided that Dr. Gillespie timely executes and delivers a release agreement to the Company, the following severance benefits: a lump sum severance payment equal to 18 months of her then current annual base salary, but in no event less than the Gillespie Base Salary of $405,600 discussed above (the “Gillespie Standard Severance Payment”); the immediate vesting and exercisability of all of Dr. Gillespie’s outstanding options; and up to 18 months of continuing COBRA health coverage. The Gillespie Standard Severance Payment, the acceleration of the vesting of options and the continuation of COBRA health coverage are collectively referred to as the “Gillespie Severance Benefits.”

Dr. Gillespie will also receive the Gillespie Standard Entitlements and the Gillespie Severance Benefits if her employment is terminated, other than for Cause, by the Company within 12 months after a Change in Control, provided that she timely executes and delivers a release agreement to the Company.
Gail A. Sloan. On May 24, 2010, the Company entered into an Executive Employment Agreement with Gail A. Sloan (the “Sloan Employment Agreement”), pursuant to which Ms. Sloan was promoted to Chief Financial Officer. Pursuant to the terms of the Sloan Employment Agreement, Ms. Sloan’s employment is at-will and she will initially continue to receive her current annual base salary of $198,551 (the “Sloan Base Salary”) and an annual bonus with a targeted payout equal to 35% of her Base Salary (the “Sloan Annual Bonus”). The Sloan Base Salary will be increased to $206,493 upon the closing of a Strategic Transaction (as defined in our Certificate of Designations); such increase will be retroactive to May 24, 2010. The compensation committee will annually establish the goals upon which the Sloan Annual Bonus will be based, which will take into account both Ms. Sloan’s and the Company’s performance. If Ms. Sloan is terminated without “Cause,” as a result of a “Constructive Termination” or in connection with a “Change in Control” (each as defined in the Sloan Employment Agreement), then the Sloan Annual Bonus, if any, will be determined after the occurrence of such event and paid promptly thereafter.
Under the terms of the Sloan Employment Agreement, Ms. Sloan was granted an option to purchase up to 1,800,000 shares of common stock at the fair market value of the common stock on the date of grant. These options vest monthly over three years so that they are fully vested on the third anniversary of the date of grant.
After closing a Strategic Transaction, if Ms. Sloan is terminated without Cause or voluntarily resigns due to (i) a material reduction in her responsibilities, authority or duties as an officer or a reduction in her title as an officer, (ii) a material diminution in the Sloan Base Salary (except for across-the-board salary reductions similarly affecting all or substantially all senior management employees and does not exceed 15%), (iii) a relocation of her office to a location outside of San Diego, California, (iv) any material breach by the Company under the Sloan Employment Agreement or (v) any failure by the Company to obtain the assumption of the Sloan Employment Agreement by any successor of the Company, she will receive the Sloan Base Salary, then in effect, prorated to the date of termination, plus any bonus, healthcare/vacation benefits and business expenses earned but not yet paid (the “Sloan Standard Entitlements”) and, provided that Ms. Sloan timely executes and delivers a release agreement to the Company, the following severance benefits: a lump sum severance payment equal to 12 months of her then current annual base salary, but in no event less than the Sloan Base Salary of $198,551 discussed above (the “Sloan Standard Severance Payment”); the immediate vesting and exercisability of all of Ms. Sloan’s outstanding options; and up to 12 months of continuing COBRA health coverage. The Sloan Standard Severance Payment, the acceleration of the vesting of options and the continuation of COBRA health coverage are collectively referred to as the “Sloan Severance Benefits.”
Ms. Sloan will also receive the Sloan Standard Entitlements and the Sloan Severance Benefits if her employment is terminated, other than for Cause, by the Company within 12 months after a Change in Control, provided that she timely executes and delivers a release agreement to the Company.

Summary Compensation Table

							Non-Qualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus ($)	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	(1)	($)	($) (2)	($)	($)	($)	($)

Deirdre Y. Gillespie, M.D.	2010	$405,600	$608,400	$—	$179,200	$—	$—	$—	$1,193,200
President, Chief	2009	421,200	202,800	—	211,013	—	—	—	835,013
Executive Officer and Assistant Secretary

Gail A. Sloan	2010	198,551	201,860	—	80,640	—	—	—	481,051
Chief Financial Officer and Secretary	2009	206,187	66,184	—	34,276	—	—	—	306,647

(1)	The 2010 and 2009 amounts consist of severance payments and retention payments made on June 1, 2010 and December 18, 2009, respectively, in accordance with the Retention Agreements dated December 4, 2009. See Note 6 to our audited consolidated financial statements.

(2)	The amounts in this column reflect the grant date fair value of stock options granted during the fiscal years ended December 31, 2010 and December 31, 2009. Assumptions used in the calculation of these amounts are included in Note 1 to our audited consolidated financial statements.

Outstanding Equity Awards at 2010 Fiscal Year End

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option
	Options	Options		Exercise	Option
	(#)	(#)		Price	Expiration
Name	Exercisable	Unexercisable		($)	Date(1)

Deirdre Y. Gillespie	800,000	—		$5.26	03/15/2016
	143,750	6,250	(2)	3.08	02/05/2017
	106,250	43,750	(2)	2.42	02/21/2018
	71,875	78,125	(2)	1.42	01/22/2019
	777,778	3,222,222	(3)	0.06	05/28/2020

Gail A. Sloan	3,000	—		38.25	07/19/2011
	2,999	—		35.50	12/14/2011
	5,999	—		25.45	07/18/2012
	5,999	—		29.50	11/21/2012
	5,999	—		14.85	05/12/2013
	6,000	—		23.55	09/18/2013
	14,000	—		14.80	05/21/2014
	10,583	—		2.40	04/25/2015
	5,415	—		2.15	05/19/2015
	21,199	—		4.20	10/10/2015
	184,548	—		4.46	04/17/2016
	23,958	1,042	(2)	3.08	02/05/2017
	17,708	7,292	(2)	2.42	02/21/2018
	11,979	13,021	(2)	1.42	01/22/2019
	350,000	1,450,000	(3)	0.06	05/28/2020

(1)	All stock options expire ten years from the date of grant.

(2)	The stock options vest and become exercisable ratably on a monthly basis over four years from the date of grant.

(3)	The stock options vest and become exercisable ratably on a monthly basis over three years from the date of grant.
Option Exercises and Stock Vested in Fiscal Year 2010
No named executive officers exercised any options or had any restricted stock vest in fiscal year 2010.
Director Compensation Table — 2010

	Fees Earned or
	Paid in Cash	Stock Awards	Option Awards	Total
Name	($)	($)	($) (1)	($)

Robert A. Fildes	39,750	—	13,440	53,190

Bertrand C. Liang (2)	1,060	—	5,100	6,160

Stephen M. Martin	50,250	—	13,440	63,690

Craig R. Smith (3)	35,742	—	—	35,742

Frank E. Young (3)	15,071	—	—	15,071

(1)	The amounts in this column reflect the grant date fair value of stock options granted during the fiscal year ended December 31, 2010. Assumptions used in the calculation of these amounts are included in Note 1 to our consolidated financial statements.

(2)	Dr. Liang was appointed to the Board of Directors effective December 6, 2010.

(3)	Doctors Smith and Young elected not to stand for reelection at our combined 2010 and 2009 annual meeting of stockholders held on August 12, 2010 (the “Annual Meeting”) and their terms expired. As a result, Doctors Smith and Young were no longer directors as of the date of the Annual Meeting.

Director Compensation
Retainers and Fees. Directors who are also our employees receive no extra compensation for their service on the Board. In 2010, non-employee directors received $1,500 per Board meeting attended in person and $750 per Board meeting attended telephonically. Non-employee directors also receive $750 per committee meeting attended in person and $500 per committee meeting attended telephonically. Directors are reimbursed for reasonable costs associated with attendance at meetings of the Board and its committees.
During May 2010, the Board approved changes to our retainer policy that became effective beginning October 1, 2010.
Retainer Policy Prior to October 1, 2010
Non-employee directors received an annual retainer of $20,000, the Chairman of the Board received an additional annual retainer of $25,000, the chairman of the audit committee received an additional annual retainer of $10,000, and the chairman of the compensation committee received an additional annual retainer of $5,000, which were paid quarterly. In addition, all other members of the audit, compensation and corporate governance and nominating committees received an annual retainer of $2,000, which was paid quarterly.
Retainer Policy Effective Beginning October 1, 2010
Non-employee directors receive an annual retainer of $15,000, the Chairman of the Board receives an additional annual retainer of $7,500, the chairman of the audit committee receives an additional annual retainer of $7,500, the chairman of the compensation committee receives an additional annual retainer of $5,000, and the chairman of the corporate governance and nominating committee receives an additional annual retainer of $5,000, which are paid quarterly. No annual fees are paid to members of the audit, compensation and corporate governance and nominating committees.
On August 12, 2010, Dr. Fildes replaced Dr. Smith as Chairman of the Board upon the expiration of Dr. Smith’s term as director.
Option Grants Under the 2010 Plan. The 2010 Plan was approved by our stockholders at the Annual Meeting held on August 12, 2010. During 2010, stock options granted to our Board of Directors prior to the Annual Meeting were made under the 2004 Plan and, after the date of the Annual Meeting, such grants were made under the 2010 Plan. Under the 2010 Plan, each of our non-employee directors automatically receives, upon becoming a non-employee director, a one-time grant of a non-qualified stock option in an amount to be determined by the compensation committee (the “Initial Grant”) at an exercise price equal to the fair market value of a share of the common stock on the date of grant. Effective October 1, 2010, the compensation committee determined that the Initial Grant amount shall be for 300,000 shares. These non-employee director options have a term of 10 years and vest with respect to 25% of the underlying shares on the grant date and with respect to an additional 25% of the underlying shares on the date of each of the first three anniversaries of such grant, but only if the director remains a non-employee director for the entire period from the date of grant to such date. Upon re-election to our Board or upon continuing as a director after an annual meeting without being re-elected due to the classification of the Board, each non-employee director automatically receives a grant of an additional non-qualified stock option in the amount to be determined by the compensation committee (the “Annual Grant”). Effective October 1, 2010, the compensation committee determined that the Annual Grant amount shall be for 50,000 shares. These additional non-employee director options have a term of 10 years and vest and become exercisable upon the earlier to occur of the first anniversary of the grant date or immediately prior to the annual meeting of stockholders next following the grant date; provided that the director remained a director for the entire period from the grant date to such earlier date. The exercise price for these additional non-employee director options is the fair market value of our common stock on the date of their grant. All outstanding non-employee director options vest in full immediately prior to any change in control. Each non-employee director is also eligible to receive additional options under the 2010 Plan in the discretion of the compensation committee of the Board. These options vest and become exercisable pursuant to the 2010 Plan and the terms of the option grant. During the year ended December 31, 2010, options to purchase a total of 300,000 shares of common stock were granted to a new Board member upon joining the Board.

Option Grants Under the 2004 Plan. Prior to October 1, 2010, under the 2004 Plan each of our non-employee directors received, upon becoming a non-employee director, a one-time grant of a non-qualified stock option to purchase up to 40,000 shares of our common stock at an exercise price equal to the fair market value of a share of the common stock on the date of grant. These non-employee director options had a term of 10 years and vested with respect to 25% of the underlying shares on the grant date and with respect to an additional 25% of the underlying shares on the date of each of the first three anniversaries of such grant, but only if the director remained a non-employee director for the entire period from the date of grant to such date. Upon re-election to our Board or upon continuing as a director after an annual meeting without being re-elected due to the classification of the Board, each non-employee director automatically received a grant of an additional non-qualified stock option to purchase up to 10,000 shares of our common stock. These additional non-employee director options had a term of 10 years and vested and became exercisable upon the earlier to occur of the first anniversary of the grant date or immediately prior to the annual meeting of stockholders next following the grant date; provided that the director remained a director for the entire period from the grant date to such earlier date. The exercise price for these additional non-employee director options was the fair market value of our common stock on the date of their grant. All outstanding non-employee director options vest in full immediately prior to any change in control. Each non-employee director was also eligible to receive additional options under the 2004 Plan in the discretion of the compensation committee of the Board. These options vested and became exercisable pursuant to the 2004 Plan and the terms of the option grant. The Chairman of the Board received an additional annual grant of non-qualified stock options to purchase 20,000 shares of our common stock. These non-employee director options had a term of 10 years and vested and became exercisable upon the first anniversary of the grant date. During the year ended December 31, 2010, discretionary grants for options to purchase a total of 600,000 shares of our common stock were awarded to our non-employee directors as an incentive to continue their Board service following the financing completed in May 2010. No annual grants were made for 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table provides information as of December 31, 2010 with respect to shares of our common stock that may be issued under our equity compensation plans.

Number of
Securities
Remaining
Available for
	Number of			Future Issuance
	Securities to be		Weighted-	Under Equity
	Issued upon		Average Exercise	Compensation
	Exercise of		Price of	Plans (Excluding
	Outstanding		Outstanding	Securities
	Options, Warrants		Options, Warrants	Reflected in
	and Rights		and Rights	Column (a))
Plan Category
Equity Compensation plans approved by security holders	4,003,835	(1)	$4.91	16,077,478	(2)
Equity Compensation plans not approved by security holders	5,800,000	(3)	$0.06	—

(1)	Outstanding options to purchase shares of our common stock under the La Jolla Pharmaceutical Company 1994 Stock Incentive Plan and under the 2004 and 2010 Plans.

(2)	Includes 12,077,477 shares subject to the 2004 and 2010 Plans and 4,000,001 shares subject to the 1995 Plan (each stated as of December 31, 2010).

(3)	Outstanding options to purchase shares of our common stock granted to the Named Executive Officers outside of our stockholder-approved equity compensation plans. These stock option grants did not require stockholder approval and are treated in all respect as if granted under the 2010 Plan.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding beneficial ownership of our common stock as of April 1, 2011 based on information available to us and filings with the SEC by:
•	each of our directors;

•	each of our “named executive officers” as defined by SEC rules;

•	all of our current directors and executive officers as a group; and

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock.
Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, shares of our common stock issuable within 60 days of April 1, 2011 upon the exercise of stock options and warrants or the conversion of approximately 5,573 shares of Series C-1 Preferred Stock are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over their shares of our common stock, except for those jointly owned with that person’s spouse. Percentage of beneficial ownership of our common stock is based on 94,710,059 shares of common stock outstanding as of April 1, 2011. Unless otherwise noted below, the address of each person listed on the table is c/o La Jolla Pharmaceutical Company, 4365 Executive Drive, Suite 300, San Diego, California 92121.

			Shares
	Shares of		with Right to
	Common		Acquire		Total		Percentage
	Stock		within 60		Beneficial		of Common
Name and Address	Owned		Days		Ownership		Stock

Tang Capital Partners, LP 4401 Eastgate Mall San Diego, CA 92121	8,837,137	(2)	1,886	(2)	8,839,023	(2)	9.3%
Kevin C. Tang 4401 Eastgate Mall San Diego, CA 92121	9,468,361	(2)	1,886	(2)	9,470,247	(2)	9.9%
Boxer Capital, LLC 445 Marine View Ave, 100 Del Mar, CA 92014	9,468,361	(3)	1,886	(5)	9,470,247		9.9%
RTW Investments, LLC 1350 Avenue of the Americas, 28th Floor New York, NY 10019	9,468,361	(4)	1,886	(5)	9,470,247		9.9%
Robert A. Fildes, Ph.D.	—		196,400	(6)	196,400		* %
Bertrand C. Liang, M.D.	—		75,000	(6)	75,000		* %
Stephen M. Martin	40		197,400	(6)	197,440		* %
Deirdre Y. Gillespie, M.D.	437,649		9,946,079	(7)	10,383,728		9.9%
Gail A. Sloan	108,083		2,502,312	(8)	2,610,395		2.7%
All current executive officers and directors as a group (5 persons)(1)	545,772		12,917,191		13,462,963		12.5%

*	Less than one percent.

(1)	The five current executive officers and directors are comprised of Dr. Fildes, Dr. Liang, Mr. Martin, Dr. Gillespie and Ms. Sloan (each of whom is included within the table above).

(2)	Such information is based upon our review of a Schedule 13G/A filed by the holder with the SEC on February 14, 2011. The Schedule 13G/A was filed by Tang Capital Partners, LP (“Tang Capital”), Tang Capital Management, LLC (“Tang Management”) and Kevin C. Tang. Tang Management is the general partner of Tang Capital and Kevin Tang is the manager of Tang Management. Tang Capital is the beneficial owner of 8,839,023 shares of common stock and shares voting and dispositive powers over such shares with Tang Management and Kevin Tang. Tang Management, as general partner of Tang Capital, may be deemed to beneficially own the 8,839,023 shares held or acquirable by Tang Capital and the preferred stock and warrants owned by Tang Capital. Tang Management shares voting and dispositive power over such shares with Tang Capital and Kevin Tang. Kevin Tang may be deemed to beneficially own 9,470,247 shares of common stock, consisting of 8,839,023 shares held or acquirable by Tang Capital and 631,224 additional shares of common stock over which Kevin Tang has separate voting and dispositive power. Kevin Tang disclaims beneficial ownership of all shares except to the extent of his pecuniary interest therein.

(3)	Such information is based upon our review of a Schedule 13G filed by the holder with the SEC on June 3, 2010. The Schedule 13G was filed jointly by Boxer Capital, LLC (“Boxer Capital”), Boxer Asset Management Inc. (“Boxer Management”), Joseph Lewis and MVA Investors, LLC (“MVA,” and together with Boxer Capital, Boxer Management and Joseph Lewis, the “Reporting Persons”). Boxer Management is the managing member and majority owner of Boxer Capital. Joseph Lewis is the sole indirect owner and controls Boxer Management. MVA is the independent, personal investment vehicle of certain employees of Boxer Capital and Tavistock Life Sciences Company, which is an affiliate of Boxer Capital. MVA is not controlled by Boxer Capital, Boxer Management and Joseph Lewis. MVA has sole power to vote and dispose of the 1,190,927 shares of common stock it beneficially owns. Boxer Capital, Boxer Management and Joseph Lewis have shared voting power and shared dispositive power with respect to the 8,277,434 shares of common stock they beneficially own. The Reporting Persons may be deemed to beneficially own 9,468,361 shares of common stock.

(4)	Such information is based upon our review of a Schedule 13G filed by the holder with the SEC on June 3, 2010. The Schedule 13G was filed jointly by RTW Investments, LLC (“RTW”), RTW Master Fund, Ltd. (“Master Fund”) and Roderick Wong (“Wong”). RTW, Master Fund and Wong may be deemed to beneficially own 9,468,361 shares of common stock and they share voting and dispositive power over such shares.

(5)	This share amount was calculated by the Company due to the Certificate of Designations for the Series C-1 Preferred preventing the holder and its affiliates from beneficially owning more than 9.999% of common stock outstanding. This calculation assumed the maximum contractual conversion rate during the 60 day period.

(6)	Consists of shares subject to options that are exercisable within 60 days.

(7)	Consists of 2,492,708 shares subject to options that are exercisable within 60 days and Series C-1 Preferred convertible into 7,453,371 shares within 60 days. The Certificate of Designations for the Series C-1 Preferred prevents the holder from beneficially owning more than 9.999% of common stock outstanding. The calculation of the Series C-1 Preferred convertible within 60 days assumes the maximum contractual conversion rate during the 60 day period.

(8)	Consists of 925,637 shares subject to options that are exercisable within 60 days and Series C-1 Preferred convertible into 1,576,675 shares within 60 days. The Certificate of Designations for the Series C-1 Preferred prevents the holder from beneficially owning more than 9.999% of common stock outstanding. The calculation of the Series C-1 Preferred convertible within 60 days assumes the maximum contractual conversion rate during the 60 day period.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
On May 24, 2010, the Company entered into a Securities Purchase Agreement by and among the Company and the purchasers named therein (the “Purchasers”). The Purchasers included institutional investors as well as the Company’s Chief Executive Officer, Chief Financial Officer and an additional Company employee. The total investment by these Company employees represented less than 3% of the proceeds received by the Company (the proceeds received by the Company were approximately $6 million) in such financing. Our Chief Executive Officer, Dr. Gillespie, invested $117,129.47 in such financing.

Item 14.	Principal Accountant Fees and Services.
The following table presents the aggregate fees agreed to by the Company for the annual and statutory audit for the fiscal year ended December 31, 2009, and all other fees paid by us for services rendered by Ernst & Young LLP during 2009 and 2010, as well as the aggregate fees agreed to by the Company for the annual and statutory audit for the fiscal year ended December 31, 2010 for services rendered by BDO USA, LLP:

	2009	2010
Audit Fees — Ernst & Young LLP	$141,210	$135,024
Audit Fees — BDO USA, LLP	—	51,500
Audit Related Fees	—	—
Tax Fees	17,000	10,000
All Other Fees	—	—

Total	$158,210	$196,524

Ernst & Young LLP was our independent registered public accounting firm through January 14, 2011, at which time BDO USA, LLP was appointed as our new independent registered public accounting firm.
Audit Fees. The fees identified under this caption were for professional services rendered by Ernst & Young LLP or BDO USA, LLP for the audit of our annual financial statements. The fees identified under this caption also include fees for professional services rendered by Ernst & Young LLP for the review of the financial statements included in our quarterly reports on Forms 10-Q. In addition, the amounts include fees for services that are normally provided by the auditor in connection with regulatory filings and engagements for the years identified. Audit fees in 2009 include an aggregate of $26,210 in fees paid in connection with our filing of registration statements on Form S-3 and Form S-4. Audit fees in 2010 include an aggregate of $5,000 in fees paid in connection with our filing of a registration statement on Form S-8.
Tax Fees. Tax fees consist principally of assistance related to tax compliance and reporting.
All Other Fees. These fees consist primarily of accounting consultation fees related to potential collaborative agreements. There were no such fees in 2009 and 2010.
Pre-approval Policy. Our audit committee approves in advance all services provided by our independent registered public accounting firms. All engagements of our independent registered public accounting firm for 2009 and 2010 were pre-approved by the audit committee.

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

LA JOLLA PHARMACEUTICAL COMPANY
April 13, 2011	By:	/s/ Deirdre Y. Gillespie
Deirdre Y. Gillespie, M.D.
President, Chief Executive Officer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Deirdre Y. Gillespie Deirdre Y. Gillespie, M.D	Director, President, Chief Executive Officer and Assistant Secretary (Principal Executive Officer)	April 13, 2011

/s/ Gail A. Sloan Gail A. Sloan	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 13, 2011

/s/ Robert A. Fildes Robert A. Fildes, Ph.D.	Director, Chairman of the Board	April 13, 2011

/s/ Stephen M. Martin Stephen M. Martin	Director	April 13, 2011

/s/ Bertrand C. Liang Bertrand C. Liang, M.D.	Director	April 13, 2011

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
La Jolla Pharmaceutical Company
San Diego, California
We have audited the accompanying consolidated balance sheets of La Jolla Pharmaceutical Company as of December 31, 2010 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of La Jolla Pharmaceutical Company at December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, an accumulated deficit of $428 million as of December 31, 2010 and has no current source of revenues. These factors, among others discussed in Note 1, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ BDO USA, LLP
San Diego, California
April 13, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of La Jolla Pharmaceutical Company
We have audited the accompanying consolidated balance sheet of La Jolla Pharmaceutical Company as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of La Jolla Pharmaceutical Company at December 31, 2009, and the consolidated results of its operations and its cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
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
/s/ Ernst & Young LLP
San Diego, California
April 15, 2010

La Jolla Pharmaceutical Company
Consolidated Balance Sheets
(In thousands, except share and par value amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$6,866	$4,254
Prepaids and other current assets	67	586

Total current assets	6,933	4,840

	$6,933	$4,840

Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$39	$125
Accrued expenses	178	323
Accrued payroll and related expenses	85	173
Derivative liabilities	6,102	—

Total current liabilities	6,404	621

Series C-1 redeemable convertible preferred stock, $0.0001 par value; 11,000 shares authorized, 5,573 and no shares issued and outstanding at December 31, 2010 and 2009, respectively (redemption value and liquidation preference in the aggregate of $5,652 at December 31, 2010)	47	—

Commitments

Stockholders’ equity:
Common stock, $0.0001 par value; 6,000,000,000 shares authorized, 94,710,059 and 65,722,648 shares issued and outstanding at December 31, 2010 and 2009, respectively	9	7
Additional paid-in capital	428,554	428,533
Accumulated deficit	(428,081)	(424,321)

Total stockholders’ equity	482	4,219

	$6,933	$4,840

See accompanying notes.

La Jolla Pharmaceutical Company
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2010	2009

Revenue from collaboration agreement	$—	$8,125

Expenses:
Research and development	13	9,576
General and administrative	3,915	7,193

Total expenses	3,928	16,769

Loss from operations	(3,928)	(8,644)

Other income (expense):
Fair value of derivative liabilities in excess of proceeds	(5,015)	—
Adjustments to fair value of derivative liabilities	5,347	—
Financing transaction costs	(163)	—
Interest income and other expense, net	(1)	10

Net loss	(3,760)	(8,634)

Preferred stock dividend	(466)	—

Net loss and comprehensive loss attributable to common stockholders	$(4,226)	$(8,634)

Basic and diluted net loss per share	$(0.05)	$(0.14)

Shares used in computing basic and diluted net loss per share	83,190	63,326

See accompanying notes.

La Jolla Pharmaceutical Company
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
For the Years Ended December 31, 2010 and 2009
(In thousands)

	Series C-1 Redeemable
	Convertible Preferred						Additional		Total
	Stock		Preferred stock		Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Equity
Balance at December 31, 2008	—	$—	—	$—	55,550	$6	$419,071	$(415,687)	$3,390
Issuance of Series B preferred stock	—	—	339	—	—	—	6,810	—	6,810
Conversion of preferred stock, net	—	—	(339)	—	10,173	1	(1)	—	—
Share-based compensation expense	—	—	—	—	—	—	2,653	—	2,653
Net loss	—	—	—	—	—	—	—	(8,634)	(8,634)

Balance at December 31, 2009	—	—	—	—	65,723	7	428,533	(424,321)	4,219

Issuance of common stock, net	—	—	—	—	28,970	2	(2)	—	—
Issuance of Series C-1 preferred stock for cash	5,134	—
Issuance of Series C-1 preferred stock first right of negotiation	50	12
Issuance of Series C-1 preferred stock dividends	389	35
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	17	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	489	—	489
Series C-1 preferred stock dividends	—	—	—	—	—	—	(466)	—	(466)
Net loss	—	—	—	—	—	—	—	(3,760)	(3,760)

Balance at December 31, 2010	5,573	$47	—	$—	94,710	$9	$428,554	$(428,081)	$482

See accompanying notes.

La Jolla Pharmaceutical Company
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2010	2009
Operating activities
Net loss	$(3,760)	$(8,634)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	—	117
Gain on write-off/disposal of patents, property and equipment	—	(347)
Share-based compensation expense	489	2,653
Settlement of accounts payable and accrued liabilities	—	(2,743)
Issuance of Series C-1 Preferred Stock for services	12	—
Fair value of derivative liabilities in excess of proceeds	5,015	—
Gain on adjustment to fair value of derivative liabilities	(5,347)	—
Changes in operating assets and liabilities:
Prepaids and other current assets	519	199
Accounts payable and accrued expenses	(231)	(6,400)
Accrued payroll and related expenses	(88)	(1,376)

Net cash used for operating activities	(3,391)	(16,531)

Investing activities
Sales of short-term investments	—	10,000
Net proceeds from sale of patents and property and equipment	—	861
Additions to property and equipment	—	(18)
Increase in patent costs and other assets	—	(6)

Net cash provided by investing activities	—	10,837

Financing activities
Proceeds from issuance of derivative obligations	6,003	—
Net proceeds from issuance of Series B Preferred Stock	—	6,810
Payments on credit facility	—	(5,933)
Payments on obligations under notes payable	—	(331)
Payments on obligations under capital leases	—	(45)

Net cash provided by financing activities	6,003	501

Net increase (decrease) in cash and cash equivalents	2,612	(5,193)
Cash and cash equivalents at beginning of period	4,254	9,447

Cash and cash equivalents at end of period	$6,866	$4,254

Supplemental disclosure of cash flow information:
Interest paid	$—	$13

Change in par value of capital stock	$(938)	$—

Issuance of common stock at par value, offset by paid-in capital reduction	$290	$—

Accrued dividends payable in Series C-1 Preferred Stock	$78	$—

Dividends paid in Series C-1 Preferred Stock	$388	$—

See accompanying notes.

1. Organization and Summary of Significant Accounting Policies
Organization and Business Activity
La Jolla Pharmaceutical Company (the “Company”) is a biopharmaceutical company formed to improve and preserve human life by developing innovative pharmaceutical products.
Basis of Presentation
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While the basis of presentation remains that of a going concern, the Company has a history of recurring losses from operations and, as of December 31, 2010, the Company had no revenue sources, an accumulated deficit of $428,081,000 and available cash and cash equivalents of $6,866,000 of which up to $5,652,000 could be required to be paid upon the exercise of redemption rights under the Company’s outstanding preferred securities including accrued dividends (see Note 4). Such redemption was not considered probable as of December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
Significant 2011 Events
In March 2011, the Company and its wholly-owned subsidiary, Jewel Merger Sub, Inc. acquired assets related to certain regenerative immunophilin ligand compounds (the “RILs” or the “Compounds”) from GliaMed, Inc., a privately-held Delaware corporation (“GliaMed”). The Compounds were acquired pursuant to an Asset Purchase Agreement (the “Agreement”) for a nominal amount, and if certain milestones noted below are met, GliaMed will be eligible to receive additional consideration of up to 8,205 shares of newly designated convertible Series E preferred stock (“Series E Preferred”), which would be convertible into approximately 20% of the Company’s fully diluted outstanding common stock on an as-converted basis. With this acquisition, the Company will focus its resources on the emerging field of regenerative medicine. The issuance of the shares will be tied to the achievement of certain development and regulatory milestones. GliaMed will also be eligible to receive a cash payment of $5,000,000 if an RIL compound covered by the Agreement is approved by the FDA or EMA in a second clinical indication.
Also in March 2011, the Company entered into a Consent and Amendment Agreement (the “Amendment Agreement”), dated as of March 29, 2011, with certain holders of convertible redeemable Series C-1 preferred stock (“Series C-1 Preferred”), in order to amend the terms of the Securities Purchase Agreement, dated as of May 24, 2010 (“Securities Purchase Agreement”). Under the Amendment Agreement, the holders agreed to the following, among other changes: (i) a temporary suspension of dividends on Series C-1 Preferred and convertible redeemable Series C-2 preferred stock (“Series C-2 Preferred”)(collectively referred to as “Series C Preferred”), (ii) to provide an additional cash payment of approximately $236,000 in exchange for the right to receive Series C-2 Preferred Stock upon the achievement of certain prespecified results in the preclinical study of one of the Compounds (the “Preclinical Milestone”), (iii) to increase the warrants that must be exercised for cash from 10,268 to 10,646 units, (iv) the mandatory exercise of $7,452,000 of such warrants upon the achievement of the Preclinical Milestone, and (v) the mandatory exercise of the remaining $3,194,000 of warrants upon the achievement of a future clinical milestone.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
The Company’s immediate plan is to conduct a confirmatory preclinical animal study of the lead RIL compound, LJP1485, which is expected to be completed by the end of the second quarter of 2011. Funding for this study of approximately $712,000 was received through the suspension of dividends on the Company’s outstanding Series C Preferred for the six-month period ending May 31, 2011 (the “Suspended Dividend”), the receipt of cash from certain current investors, and a temporary reduction in the salaries of the Company’s current officers. If this study is successful, the Company will receive approximately $7,452,000 upon the mandatory exercise of a portion of the outstanding preferred stock purchase warrants (the “Cash Warrants”) held by existing investors, and the holders of Series C-1 Preferred will then forfeit their exercisable right to demand redemption (net of the Suspended Dividend) of approximately $5,573,000 of Series C Preferred as of March 31, 2011. The proceeds from this Cash Warrant exercise, combined with existing cash resources, are then expected to fund operations through the completion of a Phase 2a proof-of-concept clinical study of LJP1485. If the Phase 2a study is successful, the mandatory exercise of the balance of the Cash Warrants will raise an additional $3,194,000. If the Cash Warrants are not exercised by certain dates in connection with the preclinical study results, and in any event no later than July 31, 2011, then GliaMed may, at its option, repurchase the Compounds by acquiring all of the outstanding capital stock of Jewel Merger Sub, Inc. for the same nominal amount that it received from the Company for the Compounds. If the cash warrants are not exercised by July 31, 2011, then the stockholders will no longer have any rights to receive stock for their Suspended Dividend or cash payment. Unless and until this study is successfully completed, the holders of Series C-1 Preferred will continue to have the right to demand redemption of the outstanding Series C Preferred at any time. If the results of the pre-clinical study are not successful, it is possible that the holders of Series C Preferred would demand redemption of their shares at that time. If the Company is required to redeem this preferred stock, the Company would then have very limited financial resources and would likely be forced to liquidate.
Although the Company did not consummate a strategic transaction approved by at least two-thirds of the outstanding preferred stockholders by February 25, 2011 (as defined in the Securities Purchase Agreement), such as a joint venture, partnership, development agreement, license agreement or the further development of Riquent, with or without a third party (a “Strategic Transaction”), the Company’s preferred stockholders will be required to exercise their warrants if the preclinical study meets certain specified endpoints and a warrant exercise following the completion of the preclinical study will be considered the consummation of a Strategic Transaction. Until such time, as of March 31, 2011 the outstanding preferred stockholders have the right to demand redemption (net of the Suspended Dividend) of approximately $5,573,000 of Series C-1 Preferred, although such redemption is not currently considered probable because the preclinical study is ongoing.
As part of this asset purchase, La Jolla designated five new series of preferred stock in March 2011: its Series C-11 Convertible Preferred Stock (“Series C-11 Stock”), Series C-21 Convertible Preferred Stock (“Series C-21 Stock”), Series D-11 Convertible Preferred Stock (“Series D-11 Stock”), Series D-21 Convertible Preferred Stock (“Series D-21 Stock”)(collectively, the “New Preferred Stock”) and Series E Preferred Stock. It exchanged on a one-for-one exchange ratio each share of its existing Series C-1 Preferred Stock that was outstanding for a new share of Series C-11 Stock. Each holder of New Preferred Stock and Series E Preferred Stock may convert its shares into common stock subject to a weekly conversion cap and certain common stock ownership limits (see Note 11)
The Company’s stockholders previously approved a proposal that authorized the Company’s Board of Directors, in its discretion, to effect a reverse stock split of the Company’s outstanding common stock, subject to certain parameters. The Board of Directors approved a reverse stock split to be effective on April 14, 2011, with such reverse stock split having an exchange ratio of 1-for-100 (the “Reverse Stock Split”). No fractional shares will be issued and, instead, stockholders will receive the cash value of any fractional shares that would have been issued. Share amounts in the consolidated financial statements are shown pre-split and therefore have not been retroactively adjusted to reflect the Reverse Stock Split.
Significant 2010 Events
In May 2010, the Company entered into definitive agreements with institutional investors and affiliates for a private placement of common stock, redeemable convertible preferred stock and warrants to purchase convertible preferred stock for initial proceeds of $6,003,000 (the “May 2010 Financing”). Since the Company did not consummate a strategic transaction approved by at least two-thirds of the then outstanding preferred stockholders, such as a joint venture, partnership, development agreement, license agreement or the further development of Riquent, with or without a third party (a “Strategic Transaction”), within nine months of the May 2010 Financing, the Series C-1 convertible preferred stock may be redeemed by the holders (see Note 4).

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
Pursuant to the terms of May 2010 Financing agreements, the Company sold 28,970,435 shares of the Company’s common stock, (the “Common Stock”), at a contractually stated price of $0.03 per share and 5,134 shares of the Company’s Series C-1 Preferred, at a contractually stated price of $1,000 per share, which can be converted into 342 million shares of common stock, subject to certain limitations. The purchasers also received warrants (the “Series D-1 Warrants”) to purchase 5,134 shares of the Company’s Series D-1 Preferred Stock (the “Series D-1 Preferred”), at an exercise price of $1,000 per share, which warrants may be exercised on a “net” or “cashless” basis. Additionally, the purchasers received warrants (the “Series C-2 Warrants”) to purchase 10,268 units, at an exercise price of $1,000 per unit, which warrants are exercisable only in cash, with each unit consisting of one share of the Company’s Series C-2 Preferred Stock and an additional warrant (the “Series D-2 Warrant”) to purchase one share of the Company’s Series D-2 Preferred Stock (the “Series D-2 Preferred”), at an exercise price of $1,000 per share. The Series D-1 Warrants, Series C-2 Warrants and Series D-2 Warrants are collectively referred to as the “Warrants.” The Series C-1 Preferred, Series C-2 Preferred, Series D-1 Preferred and Series D-2 Preferred are convertible and the Series C-1 Preferred and Series C-2 Preferred are redeemable, if and when issued, and are collectively referred to as the “Preferred Stock.” The Common Stock, Preferred Stock and Warrants are referred to collectively as the “Securities.” In a separate transaction, on May 26, 2010 the Company issued approximately 50 shares of Series C-1 Preferred to one of the purchasers in the May 2010 Financing in exchange for a first right of negotiation for a product candidate.
At the Annual Meeting of Stockholders held on August 12, 2010, the Company’s stockholders approved a decrease in the par value of the Company’s capital stock from $0.01 to $0.0001 and an increase in the number of shares authorized to be issued under its certificate of incorporation from 225 million shares to 6 billion shares, among other approved proposals. The decrease in par value amount resulted in a reduction in the Company’s common stock account of $650,000 and a corresponding increase in the Company’s additional paid-in capital account of $650,000 as of December 31, 2010. The consolidated financial statements have been retroactively adjusted to reflect this change in par value.
Effective March 4, 2010, the Company’s common stock was suspended and delisted from The NASDAQ Stock Market and began trading on The Pink OTC Markets, Inc. and has since transitioned to the OTC Bulletin Board.
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
Revenue Recognition
The Company applies the revenue recognition criteria outlined in the FASB Topic of Revenue Recognition. Upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Non-refundable amounts received for substantive milestones are recognized upon achievement of the milestone. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets.
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

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
Property and Equipment
Property and equipment is stated at cost and has been depreciated using the straight-line method over the estimated useful lives of the assets (primarily five years). As of December 31, 2010 and 2009, property and equipment was comprised of $2,186,000 of fully depreciated computer equipment and software. Depreciation expense for the years ended December 31, 2010 and 2009 was $0 and $115,000, respectively.
Patents
During March 2011, the Company acquired an RIL patent estate from GliaMed for which the Company will file patent applications in the United States and in foreign countries for the protection of these proprietary technologies and drug candidates as deemed appropriate.
As a result of the futility determination in the Phase 3 ASPEN trial in February 2009, all of our previously issued and pending patents related to Riquent were sold, disposed of, or written off during 2009. As of December 31, 2010 and 2009, total issued and pending patent application costs and accumulated amortization were $0. Capitalized costs related to patent applications were charged to operations at the time a determination was made not to pursue such applications or they became impaired. Amortization expense for the years ended December 31, 2010 and 2009 was $0 and $2,000, respectively.
Share-Based Compensation
Share-based compensation expense for the years ended December 31, 2010 and 2009 was approximately $489,000 and $2,653,000, respectively. As of December 31, 2010, there was approximately $450,000 of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. As share-based compensation expense is based on awards ultimately expected to vest, share-based compensation expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.3 years.
Deferred charges for options granted to non-employees, other than non-employee directors, are periodically remeasured as the options vest. In September 2010, the Company granted non-qualified stock options to purchase a total of 200,000 shares of common stock to a consultant at an exercise price equal to the fair market value of the stock at the date of the grant. As these stock options vest and become exercisable upon the achievement of future performance conditions that are not considered probable as of December 31, 2010, the Company recognized no compensation expense for these stock option grants during the year ended December 31, 2010.
The Company utilizes the Black-Scholes option-pricing model as its method of valuation for stock options and for purchases made under the La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (the “ESPP”). The Company’s determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.
Share-Based Award Valuation and Expense Information
The following table summarizes share-based compensation expense (in thousands) related to employee and director stock options for the years ended December 31, 2010 and 2009, as well as share-based compensation expense related to ESPP purchases for the year ended December 31, 2010:

	December 31,
	2010	2009
Research and development	$—	$632
General and administrative	489	2,021

Share-based compensation expense included in operating expenses	$489	$2,653

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009, the Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
Options:

	December 31,
	2010	2009
Risk-free interest rate	2.6%	0.6%
Dividend yield	0.0%	0.0%
Volatility	106.5%	295.0%
Expected life (years)	5.8	5.6
For the year ended December 31, 2010, the Company estimated the fair value of ESPP purchase rights on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
ESPP:

December 31,
2010
Risk-free interest rate	0.15%
Dividend yield	0.0%
Volatility	90.5%
Expected life	3 months
The weighted-average fair values of options granted were $0.04 and $1.72 for the years ended December 31, 2010 and 2009, respectively. The weighted-average purchase price of shares purchased through the ESPP was $0.04 for the year ended December 31, 2010. No ESPP purchases were made during 2009.
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
The expected life of employee and director stock options represents the weighted-average period the stock options are expected to remain outstanding. As a result of the Company’s restructuring following the negative results of the Riquent® Phase 3 ASPEN trial received in February 2009, the Company used the simplified method to determine the expected life of option grants made during the year ended December 31, 2010, as historical option exercise data was no longer considered indicative of future exercise patterns for grants made following the significant restructuring and operational changes that were made at the Company. Historical option exercise data was used to determine the expected life of option grants made during 2009, as these grants were made prior to February 2009. The expected life for option grants made during the years ended December 31, 2010 and 2009 was 5.8 years and 5.6 years, respectively, for the new and existing employee grants and the director grants. The expected life for ESPP purchase rights represents the length of each purchase period. Because employees purchase stock quarterly, the expected term for ESPP purchase rights is three months for shares purchased during the year ended December 31, 2010. No ESPP purchases were made during 2009.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
Because share-based compensation expense recognized in the Consolidated Statements of Operations for fiscal years 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Restricted Stock Units
On December 31, 2009, the Company granted 2,021,024 restricted stock units (“RSUs”) to the Company’s three remaining employees where each RSU represented a contingent right to receive one share of the Company’s common stock. The RSUs were issued in anticipation of the proposed merger with Adamis Pharmaceuticals Corporation (“Adamis”) and were to vest upon the closing of that transaction, subject to the continued employment of the recipient through the closing date of the merger. As a result of the termination of the merger with Adamis in March 2010, the RSUs were cancelled. The RSUs were valued at the fair market value of the Company’s common stock on the grant date. The value of the RSUs on December 31, 2009 was $344,000 and no compensation expense for these RSUs was recognized during the year ended December 31, 2009. Due to their cancellation, no stock-based compensation expense related to the RSUs was recognized during the year ended December 31, 2010.
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
Because the Company has incurred a net loss for all periods presented in the Consolidated Statements of Operations, common stock issuable upon the conversion of preferred stock and the exercise of stock options and warrants are not included in the computation of net loss per share because their effect is anti-dilutive. At December 31, 2010 and 2009, the potentially dilutive securities include 2.1 billion and 13.8 million shares, respectively, reserved for the conversion of convertible preferred stock, including accrued dividends, and the exercise of outstanding stock options and warrants. Of the potentially dilutive securities, 371.5 million potentially dilutive common shares relate to presently issued and outstanding shares of preferred stock.
Derivative Liabilities
In conjunction with the May 2010 Financing, the Company issued redeemable convertible preferred stock that contained certain embedded derivative features, as well as warrants that are accounted for as derivative liabilities (see Note 4). These derivative liabilities were determined to be ineligible for equity classification due to provisions of the underlying preferred stock, which is also ineligible for equity classification, whereby redemption is outside the sole control of the Company and due to provisions that may result in an adjustment to their exercise or conversion price.
The Company’s derivative liabilities were initially recorded at their estimated fair value on the date of issuance and are subsequently adjusted to reflect the estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded as other income or expense, accordingly. The fair value of these liabilities is estimated using option pricing models that are based on the individual characteristics of the common stock and preferred stock, the derivative liability on the valuation date, probabilities related to the Company’s operations and clinical development (based on industry data), as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The option pricing models are particularly sensitive to changes in the aforementioned probabilities and the closing price per share of the Company’s common stock. To better estimate the fair value of the Derivative Liabilities at each reporting period, the binomial option pricing models and their inputs were refined based on information available to the Company. Such changes did not have a significant impact on amounts recorded in previous interim reporting periods.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
Recently Issued Accounting Standards
There were no Accounting Standards Updates adopted by the Company or issued during the year ended December 31, 2010, that had a material effect on the consolidated financial statements or that are expected to have a material impact on the consolidated financial statements in future periods.
2. Fair Value of Financial Instruments
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
As of December 31, 2010 and 2009, cash and cash equivalents were comprised of cash in checking accounts.
In conjunction with the May 2010 Financing, the Company issued redeemable convertible preferred stock with certain embedded derivative features, as well as warrants to purchase various types of convertible preferred stock and units. These instruments are accounted for as derivative liabilities (see Note 4).
The Company used Level 3 inputs for its valuation methodology for the embedded derivative liabilities and warrant derivative liabilities. The estimated fair values were determined using a binomial option pricing model based on various assumptions (see Note 4). The Company’s derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to fair value of derivative liabilities.
At December 31, 2010, the estimated fair values of the liabilities measured on a recurring basis are as follows (in thousands):

	Fair Value Measurements at December 31, 2010
	Balance at	Quoted Prices in	Significant Other	Significant
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Embedded derivative liabilities	$5,170	$—	$—	$5,170
Warrant derivative liabilities	932	—	—	932

Total	$6,102	$—	$—	$6,102

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the year ended December 31, 2010 (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Embedded Derivative	Warrant Derivative
	Liabilities	Liabilities	Total
Beginning balance at December 31, 2009	$—	$—	$—
Issuances	5,524	5,494	11,018
Adjustments to estimated fair value	(785)	(4,562)	(5,347)
Dividends paid in Series C-1 Preferred Stock	359	—	359
Accrued dividends payable in Series C-1 Preferred Stock	72	—	72

Ending balance at December 31, 2010	$5,170	$932	$6,102

At the closing of the May 2010 Financing, the amount by which the fair value of the 2010 derivative liability issuances exceeded the proceeds from the May 2010 Financing of $5,015,000 was recorded to other expense. During the year ended December 31, 2010, the estimated fair value of derivative liabilities decreased by $5,347,000, which was recorded as other income, resulting in net other income of $332,000 for the year ended December 31, 2010.
3. Development and Stock Purchase Agreements
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

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
4. Securities Purchase Agreement
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
Common Stock
The Purchasers were restricted from selling the Common Stock until six months after the Closing Date and, as of December 31, 2010, the Common Stock is unregistered.
Accounting Treatment
At the Closing Date, the Company issued 28,970,435 shares of Common Stock and recorded the par value of the shares issued of $2,900 (at par value of $0.0001 per share) with a corresponding reduction to paid-in capital, given that there was no allocated value from the proceeds to the Common Stock.
Redeemable Preferred Stock
As of December 31, 2010, the Company’s Board of Directors is authorized to issue 8,000,000 shares of preferred stock, with a par value of $0.0001 per share, in one or more series, of which 11,000 are designated for Series C-1 Preferred. As of December 31, 2010, 5,573 shares of Series C-1 Preferred Stock are issued and outstanding.
Voting Rights
The holders of Preferred Stock do not have voting rights other than for general protective rights required by the Delaware General Corporation Law or as set forth below.
Dividends
Cumulative dividends are payable on the Series C-1 Preferred and Series C-2 Preferred (if and when issued) (together referred to herein as the “Series C Preferred”), at an annual rate of 15% from the date of issuance through the date of conversion or redemption, payable semi-annually each November 25th and May 25th in the respective shares of Series C-1 Preferred and Series C-2 Preferred. There is no limit to the number of shares of Series C Preferred that may be issued as dividends. Neither the Series D-1 Preferred nor the Series D-2 Preferred (if and when issued) are entitled to dividends.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
As discussed in Note 1, the Company is funding its confirmatory preclinical study of the RIL compounds in part through the Suspended Dividend. Upon the achievement of certain prespecified results in the preclinical study, the holders of the Series C-1 Preferred and Series C-2 Preferred will receive shares of Series C-1 Stock and Series C-2 Stock respectively, equal to such holder’s Suspended Dividend amount divided by the applicable face amount of the preferred stock.
Conversion Rights
The Preferred Stock is convertible into common stock, initially at a rate of 66,667 shares of common stock for each share of Preferred Stock, subject to certain limitations discussed below, at the election of the holders of Preferred Stock. The conversion rate will be adjusted for certain events, such as stock splits, stock dividends, reclassifications and recapitalizations, and is subject to full-ratchet anti-dilution protection such that if the Company issues or grants any warrants, rights, options to subscribe or purchase common stock or common stock equivalents (the “Options”) and the price per share for which the common stock issuable upon the exercise of such Options is below the effective conversion price of the Preferred Stock at the time of such issuance, then the conversion rate of the Preferred Stock automatically adjusts to increase the number of common shares into which it can convert. There are also limits on the amount of Preferred Stock that can be converted and the timing of such conversions. The Series C-1 Preferred and Series D-1 Preferred (if and when issued from the exercise of the related Series D-1 Warrants) were not convertible until at least six months and one week following Closing. Thereafter, the Series C-1 Preferred and Series D-1 Preferred are convertible at the rate of 2.5% of the face amount of such shares per week (with such amounts being cumulative to the extent not exercised) over the following forty weeks. The Series C-2 Preferred and Series D-2 Preferred may not be converted by any Purchaser until at least six months following the first exercise of a Series C-2 Warrant by such Purchaser. Thereafter, the Series C-2 Preferred and Series D-2 Preferred become convertible by such Purchaser at the rate of 2.5% of the face amount of such shares per week (with such amounts being cumulative to the extent not exercised) over the following forty weeks. Moreover, holders of Preferred Stock may not convert if such conversion would result in the holder or any of its affiliates beneficially owning more than 9.999% of the Company’s then issued and outstanding shares of common stock. As of December 31, 2010, stockholders holding approximately 97% of the Series C-1 Preferred represent three groups who are each at or very near this limit.
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
Redemption Rights
In the event that certain actions occur without the waiver or prior written consent of the holders of two-thirds of the then outstanding shares of Preferred Stock (the “Requisite Holders”), such as the Company’s material breach of any material representation or warranty under the Purchase Agreement, a suspension of the trading of the Company’s common stock, the failure to timely deliver shares on conversion of the Preferred Stock, bankruptcy reorganization or the consummation of a Change of Control (as defined in the Certificate of Designations) among others, then the holders of the Series C Preferred shall have the right, upon the delivery of a notice to the Company by the Requisite Holders, to have such shares redeemed by the Company for an amount equal to the greater of $1,000 per share, plus accrued and unpaid dividends, or the fair market value of the underlying common stock issuable upon conversion of the Series C Preferred, which could include a greater number of shares pursuant to the conversion reset described above under the caption “Conversion Rights”. As of December 31, 2010 and through the date of this filing, none of these redemption actions have occurred to the Company’s knowledge.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
Since the Company failed to consummate a Strategic Transaction (as defined in the Certificate of Designations) by February 26, 2011 (nine months from the May 26, 2010 Closing), the Series C Preferred may be redeemed upon the demand of the Requisite Holders. The redemption price would be equal to $1,000 per share, plus accrued and unpaid dividends. This redemption feature terminates upon the consummation of a Strategic Transaction, which must be first approved by the Requisite Holders. The Requisite Holders may also waive this redemption feature. If the Requisite Holders fail to demand redemption of the Series C Preferred within two years from the date of a Redemption Event (as defined in the Certificate of Designations), then the redemption rights with respect to such Redemption Event shall be irrevocably waived by the preferred stockholders. The Requisite Holders have not elected to redeem through the date of the filing of this Report. If the confirmatory preclinical study of the lead RIL Compound LJP1485, acquired during the first quarter of 2011, is successful, and the Cash Warrants are exercised within a certain time period, in no event later than July 31, 2011, then the acquisition of the RIL compounds from GliaMed will be deemed to be a completion of a Strategic Transaction and the preferred stock redemption feature will be irrevocably waived. Should the confirmatory preclinical RIL study fail, the Requisite Holders are expected to redeem their shares.
Restrictions
So long as at least 1,000 shares of Preferred Stock remain outstanding (or at least 3,000 shares of Preferred Stock remain outstanding if the Series C-2 Warrants have been exercised), the Company may not take a variety of actions (such as altering the rights, powers, preferences or privileges of the Preferred Stock so as to effect the Preferred Stock adversely, amending any provision of the Company’s certificate of incorporation, entering into an agreement for a Strategic Transaction or Change of Control, consummating any financing or filing a registration statement with the Securities and Exchange Commission, or “SEC”) without the prior approval of the Requisite Holders. Until April 2011, the Company had also agreed to certain limitations on its spending per month based on predetermined budgeted amounts.
Accounting Treatment
At the Closing Date, the Company issued 5,134 shares of Series C-1 Preferred and recorded the par value of $0.0001 per share with a corresponding reduction to paid-in capital, given that there was no allocated value from the proceeds to the Series C-1 Preferred. As of December 31, 2010, the outstanding Series C-1 Preferred issued at the Closing is convertible into 342.3 million shares of common stock.
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
Under accounting guidance covering accounting for redeemable equity instruments, preferred securities that are redeemable for cash or other assets are to be classified outside of permanent equity (within the mezzanine section between liabilities and equity on the consolidated balance sheets) if they are redeemable at the option of the holder or upon the occurrence of an event that is not solely within the control of the issuer. As there are redemption-triggering events related to the Series C Preferred that are not solely within the control of the Company, the Series C-1 Preferred was classified outside of permanent equity.
The Company may be required to redeem the Series C-1 Preferred if a redemption event occurs, such as the failure to consummate a Strategic Transaction. Should a redemption event become probable, the Company will accrete the redemption value (plus accrued but unpaid dividends) over the period remaining until the expected redemption date using the effective interest method. The Company is not presently required to adjust the carrying value of the Series C-1 Preferred to the redemption value of such shares as of December 31, 2010.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
Series C-1 Preferred dividends are charged to paid-in-capital in the period incurred at an annual rate of 15%. On November 25, 2010, the Company paid dividends on the Series C-1 Preferred of $29,000, which consist of 389 shares of Series C-1 Preferred, or approximately 0.075 dividend shares per Series C-1 Preferred share outstanding, convertible into 25.9 million shares of the Company’s common stock.
As of December 31, 2010, accrued dividends on the Series C-1 Preferred were $6,000, which consist of 79 shares of Series C-1 Preferred, or approximately 0.014 dividend shares per Series C-1 Preferred share outstanding, convertible into 5.3 million shares of common stock.
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
Accounting Treatment
The Company accounted for the conversion and redemption features embedded in the Series C-1 Preferred (the “Embedded Derivatives”) in accordance with accounting guidance covering derivatives. Under this accounting guidance, companies may be required to bifurcate conversion and redemption features embedded in redeemable convertible preferred stock from their host instruments and account for these embedded derivatives as free standing derivative financial instruments. If the underlying security of the embedded derivative requires net cash settlement in the event of circumstances that are not solely within the Company’s control, the embedded derivative should be classified as a liability, measured at fair value at issuance and marked-to-market at each period. As there are redemption triggering events for net cash settlement for Series C Preferred that are not solely within the Company’s control, and the conversion feature is a derivative, the Embedded Derivatives are classified as liabilities and are accounted for using mark-to-market accounting at each reporting date.
The Company accounted for the Series C-2 Warrants for units and Series D-1 Warrants in accordance with accounting guidance covering derivatives. If the underlying security of the warrant a.) requires net cash settlement in the event of circumstances that are not solely within the Company’s control or if not, if they are b.) not indexed to the Company’s own stock, the warrants should be classified as liabilities, measured at fair value at issuance and marked-to-market at each period. As there are redemption triggering events for Series C Preferred that are not solely within the Company’s control, and the Series D Preferred are not indexed to the Company’s own stock, the Series C-2 Warrants for units and Series D-1 Warrants are classified as liabilities and are accounted for using mark-to-market accounting at each reporting date. The Embedded Derivatives, Series C-2 Warrants for units and Series D-1 Warrants are collectively referred to as the “Derivative Liabilities”.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
The estimated fair values of the Derivative Liabilities as of the Closing Date and at December 31, 2010 are summarized as follows (in thousands):

	Fair Value Measurements at
	May 26, 2010	December 31, 2010
Embedded Derivatives of Series C-1 Preferred	$5,524	$4,739
Embedded Derivatives of dividends paid in Series C-1 Preferred	—	359
Embedded Derivatives of accrued dividends payable in Series C-1 Preferred	—	72
Series D-1 Warrants	815	702
Series C-2 Warrants for:
Series C-2 Preferred	3,049	(1,175)
Series D-2 Warrants	1,630	1,405

	$11,018	$6,102

Given that the fair value of the Derivative Liabilities exceeded the total proceeds at Closing, no net amounts were allocated to the Series C-1 Preferred or the Common Stock. The amount by which the recorded liabilities exceeded the proceeds has been charged to other expense at the Closing Date.
The Derivative Liabilities were valued using binomial option pricing models with various assumptions, detailed below. Due to the six month trading restriction on the unregistered shares of common stock issued or issuable from the conversion of Preferred Stock and the 2.5% per week conversion limitation on Preferred Stock for 40 weeks as well as the uncertainty of the Company’s ability to continue as a going concern, the price per share of the Company’s common stock used in the binomial option pricing models for the Derivative Liabilities was discounted from the closing market prices of $0.061 and $0.026 on the Closing Date and December 31, 2010, respectively. The expected lives that were used to value each of the Derivative Liabilities were based on the individual characteristics of the underlying Preferred Stock, which impact the expected timing of conversion into common stock. In addition, the probabilities associated with the consummation of a Strategic Transaction and the clinical development of a drug candidate based on industry data were used in each of the binomial option pricing models. The models used to value the Series C-2 Warrants and Series D-1 Warrants are particularly sensitive to such probabilities, as well as to the closing price per share of the Company’s common stock. To better estimate the fair value of the Derivative Liabilities at each reporting period, the binomial option pricing models and their inputs were refined based on information available to the Company. Such changes did not have a significant impact on amounts recorded in previous interim reporting periods.
On the Closing Date, the Embedded Derivatives were recorded at an estimated fair value of $5,524,000, primarily related to the conversion feature of the Series C-1 Preferred. This value includes the estimated fair value of $53,000 for the Embedded Derivatives of 50 shares of Series C-1 Preferred issued in exchange for a first right of negotiation for a product candidate on May 26, 2010. On the dividend payment date of November 25, 2010, the Embedded Derivatives of dividends paid in Series C-1 Preferred were valued at $359,000. On December 31, 2010, the total value of the Embedded Derivatives, including the estimated fair value of Embedded Derivatives related to the accrued dividends payable in Series C-1 Preferred of $72,000 and dividends paid in Series C-1 Preferred was $5,170,000, resulting in other income on the decrease in the estimated fair value of the Embedded Derivatives for the year ended December 31, 2010 of $355,000. Such decrease in value was primarily due to the significant decrease in the Company’s common stock price and the updates to the assumptions used in the option pricing models.
The Embedded Derivatives were valued at the Closing Date, at November 25, 2010 (to value the Embedded Derivatives of dividends paid in Series C-1 Preferred on the date paid) and at December 31, 2010 using a binomial option pricing model, based on the value of the Series C-1 Preferred shares with and without embedded derivative features, with the following assumptions:

	May 26, 2010	November 25, 2010	December 31, 2010
Closing price per share of common stock	$0.061	$0.030	$0.026
Conversion price per share	$0.015	$0.015	$0.015
Volatility	109.2%	84.2%	84.6%
Risk-free interest rate	2.68%	1.73%	2.19%
Credit spread	17.3%	14.7%	14.2%
Remaining expected lives of underlying securities (years)	6.9	6.4	6.3

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
On the Closing Date, the Series D-1 Warrants were recorded at estimated fair value of $815,000. On December 31, 2010, the Series D-1 Warrants were revalued at $702,000, resulting in other income on the decrease in the estimated fair value of the Series D-1 Warrants for the year ended December 31, 2010 of $113,000.
The Series D-1 Warrants were valued at the Closing Date and at December 31, 2010 using a binomial option pricing model with the following assumptions:

	May 26, 2010	December 31, 2010
Closing price per share of common stock	$0.061	$0.026
Conversion price per share	$0.015	$0.015
Volatility	84.4%	98.9%
Risk-free interest rate	1.28%	1.02%
Remaining expected lives of underlying securities (years)	3.3	2.8
On the Closing Date, the Series C-2 Warrants (which consist of rights to purchase Series C-2 Preferred and Series D-2 Warrants) were recorded at an estimated fair value of $4,679,000. On December 31, 2010, the Series C-2 Warrants were revalued at $230,000, resulting in other income on the decrease in the estimated fair value of the Series C-2 Warrants for the year ended December 31, 2010 of $4,449,000. Such decrease in value was primarily due to the significant decrease in the Company’s common stock price and the updates to the assumptions used in the option pricing models. The fair value of the rights to purchase Series C-2 Preferred was negative as of December 31, 2010 as the Series C-2 Warrants are mandatorily exercisable at a price that is greater than the fair value of the underlying instruments.
The portion of the Series C-2 Warrants that represent the rights to purchase Series C-2 Preferred were valued using a binomial option pricing model, discounted for the lack of dividends until the Series C-2 Warrants are exercised, with the following assumptions:

	May 26, 2010	December 31, 2010
Closing price per share of common stock	$0.061	$0.026
Conversion price per share	$0.015	$0.015
Volatility	109.2%	84.6%
Risk-free interest rate	2.68%	2.19%
Credit spread	17.3%	14.2%
Remaining expected lives of underlying securities (years)	6.9	6.3
The Series D-2 Warrants were valued at the Closing Date and at December 31, 2010 using a binomial option pricing model with the same assumptions used in the valuation of the Series D-1 Warrants. The decreases in the values of the Series D-1 Warrants and the Series D-2 Warrants were primarily due to the significant decrease in the Company’s common stock price and the updates to the assumptions used in the option pricing models.
5. Commitments
The Company previously leased two adjacent buildings in San Diego, California covering a total of approximately 54,000 square feet. Both building leases expired in July 2009. Pursuant to one of the leases, the Company was responsible for completing modifications to the leased building prior to lease expiration. In July 2009, approximately $315,000 was paid in accordance with the lease provisions upon lease expiration and exit of the buildings. The Company maintains its operations in a temporary space under a short-term arrangement with one of its vendors and expects that it will transition to permanent space under a long-term lease if and when a Strategic Transaction is consummated following the completion of the Company’s ongoing confirmatory preclinical animal study.
In addition, the Company early terminated its operating leases during the quarter ended June 30, 2009, and as a result paid a termination fee of $100,000 in September 2009.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
Rent expense under all operating leases was $1,000 and $590,000 for the years ended December 31, 2010 and 2009, respectively.
As of December 31, 2010, there were no material operating leases, notes payable, purchase commitments or capital leases.
6. Restructuring Costs and Retention Payments
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
On December 4, 2009, the Company entered into Retention and Separation Agreements and General Release of All Claims (the “Retention Agreements”) with its Chief Executive Officer and Vice President of Finance who has since been promoted to Chief Financial Officer (the “Officers”). The Retention Agreements superseded the severance provisions of the employment agreements with the Officers that were effective prior to the signing of the Retention Agreements (the “Prior Employment Agreements”), but otherwise the terms of the Prior Employment Agreements remained in full force and effect. The Retention Agreements did not alter the amount of severance that was to be awarded under the Prior Employment Agreements, but rather changed the events that triggered such payments.
Pursuant to the Retention Agreements, on December 18, 2009 the Company paid a total of $269,000, less applicable withholding taxes, to the Officers (the “Retention Payments”). If the Officers were to voluntarily resign their employment prior to the earlier to occur of (a) the closing of the proposed merger with Adamis and (b) March 31, 2010, they were to immediately repay the Retention Payments to the Company. The date under (a) and (b) shall be referred to as the “Separation Date.” Neither of the Officers resigned prior to March 31, 2010 and the merger never closed, so each Officer was entitled to keep the full amount of her respective Retention Payment.
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

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
7. Settlement of Liabilities
During the year ended December 31, 2009, the Company negotiated settlements related to accounts payable obligations and accrued liabilities with a majority of its vendors. These negotiations resulted in reductions to accounts payable obligations and accrued liabilities from those amounts originally invoiced and accrued of approximately $2,743,000 for the year ended December 31, 2009, which were recorded as expense reductions upon the execution of the settlement agreements. As a result of these settlements, during the year ended December 31, 2009, there were decreases of $2,597,000 and $146,000 to research and development and general and administrative expenses, respectively.
In April 2009, the Company settled its notes payable obligations at face value. No notes payable obligations existed as of December 31, 2010 and 2009.
8. Stockholders’ Equity
Preferred Stock
As of December 31, 2010, the Company’s Board of Directors is authorized to issue 8,000,000 shares of preferred stock, with a par value of $0.0001 per share, in one or more series, of which 11,000 are designated for Series C-1 Preferred, 22,000 are designated for Series C-2 Preferred, 5,134 are designated for Series D-1 Preferred and 10,268 are designated for Series D-2 Preferred. As of December 31, 2010, 5,573 shares of Series C-1 Preferred Stock are issued and outstanding.
Warrants
In connection with the December 2005 private placement, the Company issued warrants to purchase 4,399,992 shares of the Company’s common stock. The warrants were immediately exercisable upon grant, had an exercise price of $5.00 per share and remained exercisable for five years. These warrants expired in December 2010.
In connection with the May 2008 public offering, the Company issued warrants to purchase 3,903,708 shares of the Company’s common stock. The warrants were immediately exercisable upon grant, have an exercise price of $2.15 per share and remain exercisable for five years. As of December 31, 2010, all of these warrants were outstanding and 3,908,708 shares of common stock are reserved for issuance upon exercise of the warrants.
Stock Option Plans
In June 1994, the Company adopted the La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (the “1994 Plan”) under which, as amended, 1,640,000 shares of common stock were authorized for issuance. The 1994 Plan expired in June 2004 and there were 360,531 options outstanding under the 1994 Plan as of December 31, 2010.
In May 2004, the Company adopted the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (the “2004 Plan”) under which, as amended, 6,400,000 shares of common stock have been authorized for issuance. The 2004 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to employees, directors, consultants and advisors of the Company with up to a 10-year contractual life and various vesting periods as determined by the Company’s Compensation Committee or the Board of Directors, as well as automatic fixed grants to non-employee directors of the Company. As of December 31, 2010, there were a total of 3,343,304 options outstanding and 2,777,477 shares remained available for future grant under the 2004 Plan.
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
The 2010 Plan was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on August 12, 2010, under which 9,600,000 shares of common stock have been authorized for issuance. The 2010 Plan is similar to the 2004 Plan, other than with regard to the number of shares authorized for issuance thereunder. The 2010 Plan provides for automatic increases to the number of authorized shares available for grant under the 2010 Plan. As of December 31, 2010, there were a total of 300,000 options outstanding and 9,300,000 shares remained available for future grant under the 2010 Plan.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
A summary of the Company’s stock option activity and related data follows:

	Outstanding Options
		Weighted-
	Number of	Average
	Shares	Exercise Price
Balance at December 31, 2008	5,626,961	$6.80
Granted	691,875	$1.73
Forfeited/Expired	(2,810,268)	$5.31

Balance at December 31, 2009	3,508,568	$6.99
Granted	7,200,000	$0.05
Forfeited/Expired	(904,733)	$5.41

Balance at December 31, 2010	9,803,835	$2.04

As of December 31, 2010, options exercisable have a weighted-average remaining contractual term of 6.6 years. No stock option exercises occurred during the year ended December 31, 2010. As of December 31, 2010 and 2009, the total intrinsic value, which is the difference between the exercise price and closing price of the Company’s common stock of options outstanding and exercisable, was less than $1,000 and $0, respectively.

	Years Ended December 31,
	2010		2009
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Exercisable at end of year	3,819,738	$5.08	3,175,233	$7.47
Weighted-average fair value of options granted during the year	$0.04		$1.72
Exercise prices and weighted-average remaining contractual lives for the options outstanding (excluding shares of restricted stock) as of December 31, 2010 were:

		Weighted-			Weighted-
		Average			Average
		Remaining	Weighted-		Exercise
		Contractual	Average		Price of
Options	Range of	Life	Exercise	Options	Options
Outstanding	Exercise Prices	(in years)	Price	Exercisable	Exercisable
500,000	$0.02 — $0.04	9.85	$0.03	75,000	$0.02
6,700,000	$0.06	9.41	$0.06	1,302,778	$0.06
1,082,296	$1.42 — $4.20	6.29	$2.84	920,421	$3.02
994,548	$4.46 — $5.26	5.22	$5.11	994,548	$5.11
366,995	$5.97 — $26.05	3.33	$15.89	366,995	$15.89
35,999	$29.50	1.89	$29.50	35,999	$29.50
42,999	$35.25	1.25	$35.25	42,999	$35.25
15,999	$35.50	0.95	$35.50	15,999	$35.50
6,000	$36.75	0.38	$36.75	6,000	$36.75
58,999	$38.25	0.55	$38.25	58,999	$38.25

9,803,835	$0.02 — $38.25	8.30	$2.04	3,819,738	$5.08

At December 31, 2010, the Company has reserved 21,881,312 shares of common stock for future issuance upon exercise of options granted or to be granted under the 1994, 2004 and 2010 Plans, as well as for options granted outside of the Company’s equity compensation plans.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
Restricted Stock Units
Under the 2004 Plan, the Company granted 2,021,024 RSUs to the Company’s three remaining employees on December 31, 2009, where each RSU represents a contingent right to receive one share of the Company’s common stock. The RSUs were issued in anticipation of the proposed merger with Adamis and were to vest upon the closing of that transaction, subject to the continued employment of the recipient through the closing date of the merger. As a result of the termination of the merger with Adamis in March 2010, the RSUs were cancelled. No stock-based compensation expense related to these RSUs was recognized during 2009 and, due to their cancellation, no stock-based compensation expense related to the RSUs was recognized during the year ended December 31, 2010. The weighted average grant date intrinsic value was $0.17 per RSU.
A summary of the Company’s RSU activity and related data follows:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Restricted stock units outstanding at December 31, 2009	2,021,024	$0.17
Cancelled	(2,021,024)	$0.17

Restricted stock units outstanding at December 31, 2010	—	$—

Employee Stock Purchase Plan
Effective August 1, 1995, the Company adopted the ESPP, under which shares of common stock are reserved for sale to eligible employees, as defined in the ESPP. Employees may purchase common stock under the ESPP every three months (up to but not exceeding 10% of each employee’s base salary or hourly compensation, and any cash bonus paid, subject to certain limitations) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months. At the Annual Meeting of Stockholders held on August 12, 2010, the stockholders approved an amendment to the ESPP to extend the term thereof from 2015 to 2025 and to increase the shares of common stock authorized for issuance thereunder from 850,000 to 4,850,000. As of December 31, 2010, 849,999 shares of common stock have been purchased under the ESPP and 4,000,001 shares of common stock are available for future issuance. During the years ended December 31, 2010 and 2009, 16,976 and no shares, respectively, were issued under the ESPP.

Year Ended
December 31,
2010
Weighted-average fair value of Employee Stock Purchase Plan purchases	$0.02
9. 401(k) Plan
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
Following guidance in IRS Notice 98-52 related to the “safe harbor,” 401(k) plan method, non-highly compensated employees will receive a contribution from the Company equal to 3% of their annual salaries, as defined in the Code. Such contributions vest immediately and are paid annually following each year end. These “safe harbor” contributions by the Company were less than $2,000 for the year ended December 31, 2010 and were paid during March 2011.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
10. Income Taxes
The FASB Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of the date of adoption. As of December 31, 2010 and 2009, the total liability for unrecognized tax benefits was $45,000 and is included in current liabilities.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at December 31, 2010 or December 31, 2009, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2010 and 2009.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Amount
Unrecognized tax benefits balance at December 31, 2009	$45
Increases related to current and prior year tax positions	—
Settlements and lapses in statutes of limitations	—

Unrecognized tax benefits balance at December 31, 2010	$45

Included in the balance of unrecognized tax benefits at December 31, 2010 are $45,000 of tax benefits that, if recognized, would affect the effective tax rate.
The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1996 and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and research and development credits.
The Company has not completed its Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. The Company does not presently plan to complete its Section 382/383 analysis and unless and until this analysis has been completed, the Company has removed the deferred tax assets for net operating losses and research and development credits generated through 2010 from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance.
At December 31, 2010, the Company had federal and California income tax net operating loss carryforwards of approximately $357,516,000 and $266,048,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes. In addition, the Company has federal and California research and development tax credit carryforwards of $16,126,000 and $10,081,000, respectively. The federal net operating loss, research tax credit carryforwards and California net operating loss carryforwards will begin to expire in 2011 unless previously utilized. The California research and development credit carryforwards will carry forward indefinitely until utilized. In May 2010 and February 2009, the Company experienced ownership changes at a time when its enterprise value was minimal. As a result of these ownership changes and the low enterprise value, the Company’s federal and California net operating loss carryforwards and federal research and development credit carryforwards as of December 31, 2010 will be subject to limitation under IRC Section 382/383 and more likely than not will expire unused.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
Significant components of the Company’s deferred tax assets as of December 31, 2010 and 2009 are listed below (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$—	$—
Research and development credits	—	—
Capitalized research and development and other	10,989	12,881

Total deferred tax assets	10,989	12,881

Net deferred tax assets	10,989	12,881
Valuation allowance for deferred tax assets	(10,989)	(12,881)

Net deferred taxes	$—	$—

A valuation allowance of $10,989,000 and $12,881,000 at December 31, 2010 and 2009, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain.
Income taxes computed by applying the U.S. Federal Statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the statement of operations as follows (in thousands):

	December 31,
	2010	2009
Income tax benefit at statutory federal rate	$(1,611)	$(3,022)
State tax benefit, net of federal	(264)	(496)
Generation of research and development credits	—	(347)
Expired tax attributes	3,521	4,347
Removal of net operating losses and research and development credits	1,156	767
Stock compensation expense	36	281
Change in valuation allowance	(1,892)	(81)
Other	(946)	(1,449)

Provision for income taxes	$—	$—

11. Subsequent Events
The Company has completed an evaluation of all subsequent events through the issuance date of these consolidated financial statements and the following represent subsequent events for disclosure.
Asset Purchase Agreement
As described in Note 1, the Company acquired certain assets and rights to RIL compounds on March 31, 2011 from GliaMed in an asset purchase transaction.
This asset acquisition is expected to be accounted for in accordance with the authoritative guidance for intangible assets. The consideration paid to acquire the Purchased Assets is required to be measured at fair value and, initially, the consideration to be measured consists only of the nominal amount paid at the Closing.
Funds for the clinical development of the Compounds are expected to come from holders of the Company’s Series C-1 Preferred Stock, who agreed to exercise warrants to purchase (i) Series C-2 Preferred Stock and (ii) warrants to purchase Series D-2 Preferred Stock from the Company upon the achievement of certain preclinical and clinical results related to the Compounds (collectively, the “Cash Warrants”). On March 30, 2011, the Company entered into a Consent and Amendment Agreement (the “Amendment Agreement”), dated as of March 29, 2011, with certain of its holders of Series C-1 Preferred Stock, in order to amend the terms of the Securities Purchase Agreement (“Securities Purchase Agreement”), dated as of May 24, 2010, and the form of Series C-2 Preferred Stock Purchase Warrant attached to the Securities Purchase Agreement and to adopt the Certificate of Designations, Preferences and Rights of Series C-11 Stock, Series C-21 Stock, Series D-11 Stock and Series D-21 Stock (the “Series C/D Certificate”). Under the Amendment Agreement, the Company agreed to increase its Cash Warrants by 378 units (the “Additional Cash Warrants”) and the holders of Series C-1 Preferred Stock agreed to the mandatory exercise of a portion of the Cash Warrants upon the achievement of a preclinical Milestone and the mandatory exercise of the remaining Cash Warrants upon the achievement of a clinical Milestone. In accordance with the authoritative guidance for derivative liabilities, the Additional Cash Warrants will be measured at fair value each reporting period and will be valued using the same valuation models that are applied to value the existing Series C-2 Warrants and Series D-2 Warrants at each reporting period (see Note 4).

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
As part of this asset purchase, the Company designated five new series of preferred stock on March 30, 2011: its Series C-11 Stock, Series C-21 Stock, Series D-11 Stock, Series D-21 Stock (collectively, the “New Preferred Stock”) and Series E Preferred Stock. It exchanged on a one-for-one exchange ratio each share of its existing Series C-1 Preferred Stock that was outstanding for a new share of Series C-11 Stock. Each holder of New Preferred Stock and Series E Preferred Stock may convert its shares into common stock subject to a weekly conversion cap and certain common stock ownership limits.
After the Closing, the Company engaged Charles River Laboratories, Inc. to conduct a preclinical study of one of the Compounds. If the Cash Warrants are not exercised by certain dates in connection with the preclinical study results, and in any event no later than July 31, 2011 at the latest, then GliaMed may, at its option, repurchase the Compounds by acquiring all of the outstanding capital stock of Jewel Merger Sub, Inc. for the same nominal amount that it received from the Company for the Purchased Assets. The Company is funding this preclinical study through savings being achieved as a result of the suspension of its cumulative dividend on its Series C-11 Stock and Series C-21 Stock for a six-month period ending on May 31, 2011 (the “Suspended Dividend”), as well as a cash payment of $236,000 from certain Series C-11 stockholders. Upon the achievement of certain prespecified results in the preclinical study (the “Preclinical Milestone”), the holders of the Series C-11 Stock and Series C-21 Stock will receive shares of Series C-11 Stock and Series C-21 Stock, respectively, equal to such holder’s Suspended Dividend amount and cash payment, if any, divided by the applicable face amount of the preferred stock. If the Cash Warrants are not exercised by July 31, 2011, then the stockholders will no longer have any rights to receive Series C-11 Stock or Series C-21 Stock for their Suspended Dividend or cash payment.
Under the Amendment Agreement, the Company’s two executive officers offered, and the Company agreed, to temporarily reduce the officers’ salaries by approximately $49,000, with such reduction to extend from April 1, 2011 through May 31, 2011. Upon the exercise of Cash Warrants after the achievement of the Preclinical Milestone, both officers will be entitled to receive a salary reimbursement equal to each person’s total salary reduction. If the Cash Warrants are not exercised after the Preclinical Milestone, then these deferred salary amounts will be foregone.
The Company filed its Series C/D Certificate and Series E Certificate (collectively, the “Certificates”) with the State of Delaware on March 30, 2011. Each Certificate provides the holders with the following rights:
•	The holders of New Preferred Stock and Series E Preferred Stock (collectively, the “ C/D/E Preferred Stock”) do not have voting rights unless required by the Delaware General Corporation Law or as set forth below.
•	Cumulative dividends are payable on the Series C-1[1] Stock and Series C-2[1] Stock (together referred to herein as the “Series C Preferred”) at a rate of 15% per annum and on the Series E Preferred Stock at a rate of 5% per annum, each accruing from the date of issuance through the date of conversion or redemption, payable semi-annually in shares of Series C-1[1] Stock, Series C-2[1] Stock and Series E Preferred Stock, respectively, but subject to the temporary suspension of dividends with respect to the Series C Preferred, as described above. Neither the Series D-1[1] Stock nor the Series D-2[1] Stock is entitled to dividends.
•	The C/D/E Preferred Stock is convertible into common stock, initially at a rate of 66,667 shares of common stock for each share of C/D/E Preferred Stock, subject to certain limitations discussed below, at the election of the holders of C/D/E Preferred Stock. The conversion rate will be adjusted for certain events, such as stock splits, stock dividends, reclassifications and recapitalizations, and the New Preferred Stock is subject to full-ratchet anti-dilution protection such that any subsequent issuance of common stock below the effective conversion price of the C/D/E Preferred Stock at the time of such issuance automatically adjusts the conversion price of the C/D/E Preferred Stock to such lower price. There are also limits on the amount of C/D/E Preferred Stock that can be converted and the timing of such conversions. The New Preferred Stock may be converted starting the first Monday following the Closing of the asset purchase. The Series E Preferred Stock may not be converted until the first Monday following the achievement of the Preclinical Milestone under the Agreement.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
•	Upon a Liquidation Event (as defined in each Certificate), no other class or series of capital stock can receive any payment unless the New Preferred Stock has first received a payment in an amount equal to $1,000 per share, plus all accrued and unpaid dividends, if applicable. Once the New Preferred Stock has received its liquidation payment, the Series E Preferred Stock is entitled to receive a payment in an amount equal to $1,000 per share, plus all accrued and unpaid dividends, if applicable.
•	In the event that certain actions occur without the prior written consent of the holders of two-thirds of the then outstanding shares of New Preferred Stock (the “Requisite Holders”), such as the Company’s material breach of any material representation or warranty under the Securities Agreement, a suspension of the trading of the Company’s common stock, the failure to timely deliver shares on conversion of the C/D/E Preferred Stock, or the consummation of a Change of Control (as defined in the Certificate of Designations), then the holders of the Series C Preferred shall have the right, upon the delivery of a notice to the Company by the Requisite Holders, to have such shares redeemed by the Company for an amount equal to the greater of $1,000 per share, plus accrued and unpaid dividends, or the fair market value of the underlying common stock issuable upon conversion of the Series C Preferred. The Series E Preferred Stock does not have similar redemption rights.
•	Upon certain redemption events, such as the Company’s breach of covenants or material representations or warranties under the Purchase Agreement, the conversion price of the C/D/E Preferred Stock decreases to 10% of the conversion price in effect immediately before such redemption event.
•	So long as at least 1,000 shares of New Preferred Stock remain outstanding (or at least 3,000 shares of New Preferred Stock remain outstanding if the Cash Warrants have been fully exercised), the Company may not take a variety of actions (such as altering the rights, powers, preferences or privileges of the New Preferred Stock so as to effect the New Preferred Stock adversely, amending any provision of the Company’s certificate of incorporation, entering into an agreement for a Strategic Transaction or Change of Control (as each is defined in the Series C/D Certificate) and may not consummate any financing or file a registration statement with the Securities and Exchange Commission without the prior approval of the Requisite Holders. The Series E Preferred Stock does not have similar protective provisions.
Reverse Stock Split
The Company’s stockholders previously approved a proposal that authorized the Company’s Board of Directors, in its discretion, to effect a reverse stock split of the Company’s outstanding common stock, subject to certain parameters. The Board of Directors has since approved a reverse stock split to be effective on April 14, 2011, with such reverse stock split having an exchange ratio of 1-for-100 (the “Reverse Stock Split”). No fractional shares will be issued and, instead, stockholders will receive the cash value of any fractional shares that would have been issued.
Pursuant to the Series C/D Certificate and the Series E Certificate, the conversion price for the New Preferred Stock and Series E Preferred Stock will each automatically be adjusted downward if, after the Reverse Stock Split, on the Conversion Price Adjustment Date (as defined in the Series C/D Certificate and the Series E Certificate, respectively), the average of the Closing Sales Prices (as defined in the Series C/D Certificate and the Series E Certificate, respectively) for the five consecutive trading day period ending on the last trading day prior to the Conversion Price Adjustment Date (the “Adjustment 5-Day Average Price”) is less than the product of the conversion price then in effect multiplied by ten. If this is the case, then the conversion price of the New Preferred Stock and the Series E Preferred Stock shall be reduced to a price equal to ten percent (10%) of the Adjustment 5-Day Average Price.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements
Redemption Rights
The Series C Preferred may be redeemed upon the demand of the Requisite Holders. The redemption price would be equal to $1,000 per share, plus accrued and unpaid dividends. This redemption feature terminates upon the consummation of a Strategic Transaction (as defined in the Certificate of Designations), which must be first approved by two-thirds of the then outstanding shares of New Preferred Stock (the “Requisite Holders”). The Requisite Holders have not elected to redeem through the date of the filing of this Report. If the initial portion of the Cash Warrants is exercised within a certain time period, in no event later than July 31, 2011, then the acquisition of the Purchased Assets from GliaMed will be deemed to be a completion of a Strategic Transaction and the preferred stock redemption feature will be irrevocably waived by the preferred stockholders.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization, by and among La Jolla Pharmaceutical Company, Adamis Pharmaceuticals Corporation and Jewel Merger Sub, Inc., dated as of December 4, 2009 (9)

2.2	Asset Purchase Agreement by and among La Jolla Pharmaceutical Company, GliaMed, Inc., and Jewel Merger Sub, Inc., dated as of March 29, 2011 (10)

3.1	Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

3.3
Certificate of Designations, Preferences and Rights of Series C-1 Convertible Preferred Stock, Series C-2 Convertible Preferred Stock, Series D-1 Convertible Preferred Stock and Series D-2 Convertible Preferred Stock (11)

3.4
Certificate of Designations, Preferences and Rights of Series C-1[1] Convertible Preferred Stock, Series C-2[1] Convertible Preferred Stock, Series D-1[1] Convertible Preferred Stock and Series D-2[1] Convertible Preferred Stock (10)

3.5	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock (15)

4.1	Form of Common Stock Certificate (3)

9.1	Voting Agreement by and between La Jolla Pharmaceutical Company and GliaMed, Inc., dated as of March 31, 2011 (10)

10.1	Form of Indemnification Agreement (4)*

10.2	La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (Amended and Restated as of May 16, 2003) (5)*

10.3	La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (Amended and Restated as of June 20, 2008) (6)*

10.4	La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (Amended and Restated as of June 20, 2008) (6)*

10.5	Form of Option Grant under the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (6)*

10.6	Form of Warrant Agreement (7)

10.7	Development and Commercialization Agreement, dated as of January 4, 2009, by and between the Company and BioMarin CF Limited (8)†

10.8	Securities Purchase Agreement, dated as of January 4, 2009, by and between the Company and BioMarin Pharmaceutical Inc.(8)†

10.9	Amendment No. 1 to Development and Commercialization Agreement, dated as of January 4, 2009, by and between the Company and BioMarin CF Limited (8)

10.10	Amendment No. 1 to Securities Purchase Agreement, dated as of January 4, 2009, by and between the Company and BioMarin Pharmaceutical Inc. (8)

Exhibit Number	Description

10.11	Retention and Separation Agreement and General Release of All Claims, dated December 4, 2009, by and between the Company and Deirdre Y. Gillespie, M.D. (9)*

10.12	Retention and Separation Agreement and General Release of All Claims, dated December 4, 2009, by and between the Company and Gail A. Sloan (9)*

10.13	Form of Voting Agreement (9)

10.14	Securities Purchase Agreement, dated as of May 24, 2010 by and among the Company and the Purchasers named therein (11)

10.15	Form of Series C-2 Preferred Stock Purchase Warrant (11)

10.16	Form of Series D-1 Preferred Stock Purchase Warrant (11)

10.17	Form of Series D-2 Preferred Stock Purchase Warrant (11)

10.18	Chief Executive Officer Employment Agreement, dated as of May 24, 2010, by and between the Company and Deirdre Y. Gillespie, M.D. (11)*

10.19	Confidential Retention Agreement, dated as of May 24, 2010, by and between the Company and Deirdre Y. Gillespie, M.D. (11)*

10.20	Executive Employment Agreement, dated as of May 24, 2010, by and between the Company and Gail A. Sloan (11)*

10.21	Confidential Retention Agreement, dated as of May 24, 2010, by and between the Company and Gail A. Sloan (11)*

10.22	La Jolla Pharmaceutical Company Retirement Savings Plan (12)*

10.23	Consent and Amendment Agreement by and among La Jolla Pharmaceutical Company and the undersigned parties thereto, dated as of March 29, 2011 (10)

21.1	Subsidiaries of La Jolla Pharmaceutical Company **

23.1	Consent of Independent Registered Public Accounting Firm BDO LLP **

23.2	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP **

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	This exhibit is a management contract or compensatory plan or arrangement.

**	Filed herewith.

†	Confidential treatment for certain provisions of this exhibit.

(1)	Previously filed with the Company’s Current Report on Form 8-K filed March 1, 2006 and incorporated by reference herein.

(2)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(3)	Previously filed with the Company’s Registration Statement on Form S-3 (Registration No. 333-131246) filed January 24, 2006 and incorporated by reference herein.

(4)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated by reference herein.

(5)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein.

(6)	Previously filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-151825) filed June 20, 2008 and incorporated by reference herein.

(7)	Previously filed with the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated by reference herein.

(8)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated by reference herein.

(9)	Previously filed with the Company’s Current Report on Form 8-K filed on December 7, 2009 and incorporated by reference herein.

(10)	Previously filed with the Company’s Current Report on Form 8-K filed April 5, 2011 and incorporated by reference herein.

(11)	Previously filed with the Company’s Current Report on Form 8-K filed May 28, 2010 and incorporated by reference herein.

(12)	Previously filed with the Company’s Current Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated by reference herein.