Form 10-Q
period 2011-03-31
LA JOLLA PHARMACEUTICAL CO
filed 2011-05-16
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding at
May 13, 2011 was 11,260,160.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS — UNAUDITED
LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Balance Sheets
(in thousands except share and per share amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$6,502	$6,866
Prepaids and other current assets	2	67

Total current assets	6,504	6,933

Other assets	243	—

Total assets	$6,747	$6,933

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$27	$39
Accrued expenses	404	178
Accrued payroll and related expenses	97	85
Derivative liabilities	12,059	6,102

Total current liabilities	12,587	6,404

Series C-1[1] redeemable convertible preferred stock, $0.0001 par value; 11,000 shares authorized, 5,573 shares issued and outstanding at March 31, 2011 and December 31, 2010, (redemption value and liquidation preference in the aggregate of $5,573 at March 31, 2011 and $5,652 at December 31, 2010) (see Notes 1 and 5)	5,573	47

Commitments

Stockholders’ (deficit) equity:
Common stock	—	—
Additional paid-in capital	423,177	428,563
Accumulated deficit	(434,590)	(428,081)

Total stockholders’ (deficit) equity	(11,413)	482

Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$6,747	$6,933

Note: The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles (see Note 1).
See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010

Expenses:
Research and development	$—	$—
General and administrative	478	1,767

Total expenses	478	1,767

Loss from operations	(478)	(1,767)

Other income (expense):
Adjustments to fair value of derivative liabilities	(6,029)	—
Other expense and interest income, net	(2)	—

Net loss and comprehensive loss attributable to common stockholders	$(6,509)	$(1,767)

Basic and diluted net loss per share	$(6.87)	$(2.69)

Shares used in computing basic and diluted net loss per share (1)	947	657

(1)	On April 14, 2011, the Company effected a one-for-one hundred reverse stock split, which has been applied retroactively to the quarters ended March 31, 2011 and 2010 for purposes of this presentation.
See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Operating activities:
Net loss	$(6,509)	$(1,767)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	68	223
Loss on adjustments to fair value of derivative liabilities	6,029	—
Change in operating assets and liabilities:
Prepaids and other current assets	65	505
Accounts payable	(12)	(41)
Accrued expenses	226	(21)
Accrued payroll and related expenses	12	474

Net cash used for operating activities	(121)	(627)

Investing activities:
Purchase of patent assets	(243)	—

Net cash used for investing activities	(243)	—

Net decrease in cash and cash equivalents	(364)	(627)
Cash and cash equivalents at beginning of period	6,866	4,254

Cash and cash equivalents at end of period	$6,502	$3,627

Supplemental schedule of noncash investing and financing activities:
Reclassification of preferred stock currently redeemable	$5,532	$—

Suspension of preferred stock dividends	$(78)	$—

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2011
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of La Jolla Pharmaceutical Company and its wholly-owned subsidiary Jewel Merger Sub, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and valuation adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for other quarters or the year ended December 31, 2011. For more complete financial information, these unaudited condensed consolidated financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2011.
The Company has a history of recurring losses from operations and, as of March 31, 2011, the Company had no revenue sources, an accumulated deficit of $434,590,000, and available cash and cash equivalents of $6,502,000 of which up to $5,573,000 could be required to be paid upon the exercise of redemption rights under the Company’s outstanding preferred securities. Such redemption was not considered probable as of March 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business and this does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
In March 2011, the Company and its wholly-owned subsidiary, Jewel Merger Sub, Inc. acquired the rights to a novel class of compounds known as Regenerative Immunophilin Ligands (“RILs” or “Compounds”) from privately held GliaMed, Inc. (“GliaMed”). With this acquisition, the Company will focus its resources on the emerging field of regenerative medicine. The Compounds were acquired pursuant to an Asset Purchase Agreement (the “Asset Agreement”) for a nominal amount, and if certain development and regulatory milestones are met, GliaMed will be eligible to receive additional consideration of up to 8,205 shares of newly designated convertible Series E preferred stock (“Series E Preferred”), which would be convertible into approximately 20% of the Company’s fully diluted outstanding common stock on an as-converted basis. GliaMed will also be eligible for a potential cash payment if a Compound is approved by the FDA or EMA in a second clinical indication (see Note 4).
Also in March 2011, the Company entered into a Consent and Amendment Agreement (the “Amendment Agreement”), dated as of March 29, 2011, with certain holders of convertible redeemable Series C-1 preferred stock (“Series C-1 Preferred”), in order to amend certain terms of the Company’s Securities Purchase Agreement, dated as of May 24, 2010 (“Securities Purchase Agreement”) (see Note 5). Additionally, as part of the Amendment Agreement, the Company designated five new series of preferred stock: its Series C-11 Convertible Preferred Stock (“Series C-11 Preferred”), Series C-21 Convertible Preferred Stock (“Series C-21 Preferred”), Series D-11 Convertible Preferred Stock (“Series D-11 Preferred”), Series D-21 Convertible Preferred Stock (“Series D-21 Preferred” and collectively with the Series C-11 Preferred, the Series C-21 Preferred and the Series D-11 Preferred, the “New Preferred Stock”) and Series E Preferred. The Company exchanged on a one-for-one basis each share of its existing Series C-1 Preferred that was outstanding for a new share of Series C-11 Preferred (see Note 5). Unless otherwise indicated, references herein to Series C-11 Preferred reflect the one-for-one exchange.

In April 2011, the Company initiated a confirmatory preclinical animal study of the lead RIL compound, LJP1485, which is expected to be completed by the end of the second quarter of 2011. The cost for this study, including the Company’s operating costs, of approximately $712,000 was funded through the suspension of dividends on the Company’s outstanding Series C1 Preferred for the period from November 26, 2010 to May 31, 2011 (the “Suspended Dividend”), the receipt of cash from certain current investors pursuant to the Amendment Agreement, and a temporary reduction in the salaries of the Company’s current officers. If this study is successful, the Company will receive approximately $7,452,000 upon the mandatory exercise of a portion of the outstanding preferred stock purchase warrants (the “Cash Warrants”) held by existing investors, and the holders of Series C-11 Preferred will then forfeit their exercisable right to demand redemption (net of the Suspended Dividend) of approximately $5,573,000 of Series C1 Preferred as of March 31, 2011. The proceeds from this Cash Warrant exercise, combined with existing cash resources, are then expected to fund operations through the completion of a Phase 2a proof-of-concept clinical study of LJP1485. If the Phase 2a study is successful, the mandatory exercise of the balance of the Cash Warrants will raise an additional $3,194,000. If the Cash Warrants are not exercised by certain dates in connection with the preclinical study results, and in any event no later than July 31, 2011, then GliaMed may, at its option, repurchase the Compounds by acquiring all of the outstanding capital stock of Jewel Merger Sub, Inc. for the same nominal amount that it received from the Company for the Compounds. If the cash warrants are not exercised by July 31, 2011, then the stockholders will no longer have any rights to receive stock for their Suspended Dividend or the cash payment made pursuant to the Amendment Agreement. Unless and until this study is successfully completed, the holders of Series C-11 Preferred will continue to have the right to demand redemption of the outstanding Series C1 Preferred at any time. If the results of the preclinical study are not successful, it is possible that the holders of Series C1 Preferred would demand redemption of their shares at that time. If the Company is required to redeem this preferred stock, the Company would then have very limited financial resources and would likely be forced to liquidate.
Although the Company did not consummate a “strategic transaction” (as defined in the Securities Purchase Agreement) by the February 26, 2011 deadline under the Securities Purchase Agreement, (a “Strategic Transaction”), under the terms of the Amendment Agreement, the Company’s preferred stockholders will be required to exercise their warrants if the LJP1485 preclinical study meets certain specified endpoints. The warrant exercise following the completion of the preclinical study will be considered the consummation of a Strategic Transaction and will thereby eliminate the right of redemption attributable to the preferred stock.
2. Accounting Policies
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of La Jolla Pharmaceutical Company and its wholly-owned subsidiary, Jewel Merger Sub, Inc. (“Jewel Merger Sub”), which was incorporated in Delaware in December 2009. In March 2011, the Company and Jewel Merger Sub acquired assets related to certain Compounds from GliaMed (see Note 4).
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and disclosures made in the accompanying notes to the unaudited condensed consolidated financial statements. These include the assumptions discussed below relating to the calculation of our derivative liabilities. Actual results could differ materially from those estimates.

Recent Accounting Pronouncements
There were no accounting pronouncements adopted by the Company or issued during the three months ended March 31, 2011 that had a material effect on the unaudited condensed consolidated financial statements or that are reasonably certain to have a material impact on the unaudited condensed consolidated financial statements in future periods.
Impairment of Long-Lived Assets
If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. No impairment was identified as of March 31, 2011.
Reverse Stock Split
At the Annual Meeting of Stockholders held on August 12, 2010 (“Annual Meeting”), the Company’s stockholders approved a proposal that authorized the Company’s Board of Directors, in its discretion, to effect a reverse stock split of the Company’s outstanding common stock, subject to certain parameters. Pursuant to this authority, the Board of Directors approved a reverse stock split which became effective on April 14, 2011, with such reverse stock split having an exchange ratio of 1-for-100 (the “Reverse Stock Split”). No fractional shares were issued and, instead, stockholders will receive the cash value of any fractional shares that would have been issued. All common stock share and per share information in the unaudited condensed consolidated financial statements and notes thereto included in this report have been retroactively restated to reflect the Reverse Stock Split for all periods presented. The par value per share and the number of authorized shares were not affected by the Reverse Stock Split.
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
Because the Company has incurred a net loss for both periods presented in the unaudited condensed consolidated statements of operations, common stock issuable upon the conversion of preferred stock and the exercise of stock options and warrants are not included in the computation of net loss per share because their effect is anti-dilutive. At March 31, 2011, the potentially dilutive securities include 21,332,533 and 136,528 shares, respectively, reserved for the conversion of convertible preferred stock, and the exercise of outstanding stock options and warrants. Of the potentially dilutive securities, 3,715,199 potentially dilutive common shares relate to presently issued and outstanding shares of preferred stock. At March 31, 2010, the potentially dilutive securities include 117,275 shares reserved for the exercise of outstanding stock options and warrants.

Derivative Liabilities
In May 2010, the Company entered into definitive agreements with institutional investors and affiliates for a private placement of common stock, redeemable convertible preferred stock and warrants to purchase convertible preferred stock for initial proceeds of $6,003,000 (the “May 2010 Financing”). In conjunction with the May 2010 Financing, the Company issued redeemable convertible preferred stock that contained certain embedded derivative features, as well as warrants that are accounted for as derivative liabilities (see Notes 3 and 5). These derivative liabilities were determined to be ineligible for equity classification due to certain provisions of the underlying preferred stock, which is also ineligible for equity classification, whereby redemption is outside the sole control of the Company and due to provisions that may result in an adjustment to their exercise or conversion price.
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
As of March 31, 2011 and 2010, cash and cash equivalents were comprised of cash in checking accounts.
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

At March 31, 2011, the estimated fair values of the liabilities measured on a recurring basis are as follows (in thousands):

	Fair Value Measurements at March 31, 2011
	Balance at	Quoted Prices in	Significant Other	Significant
	March 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Embedded derivative liabilities	$5,257	$—	$—	$5,257
Warrant derivative liabilities	6,802	—	—	6,802

Total	$12,059	$—	$—	$12,059

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the year ended March 31, 2011 (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Embedded Derivative	Warrant Derivative
	Liabilities	Liabilities	Total
Beginning balance at December 31, 2010	$5,170	$932	$6,102
Issuances	—	—	—
Suspended accrued dividends payable in Series C-1[1] Preferred Stock	(72)	—	(72)
Adjustments to estimated fair value	159	5,870	6,029

Ending balance at March 31, 2011	$5,257	$6,802	$12,059

During the three months ended March 31, 2011, the estimated fair value of derivative liabilities increased by $6,029,000, which was recorded as other expense in the Statement of Operations.
4. GliaMed Assets Purchased
In March 2011, the Company and Jewel Merger Sub acquired assets related to certain RIL compounds from GliaMed. The Compounds were acquired pursuant to the Asset Agreement for a nominal amount, and if certain milestones noted below are met, GliaMed will be eligible to receive additional consideration of up to 8,205 shares of newly designated convertible Series E Preferred, which would be convertible into approximately 20% of the Company’s fully diluted outstanding common stock on an as-converted basis. The issuance of the shares will be tied to the achievement of certain development and regulatory milestones. GliaMed will also be eligible to receive a cash payment of $5,000,000 if a Compound is approved by the FDA or EMA in a second clinical indication.
The purchase was recorded as a long-term other asset for the intangible rights received related to the Compounds equal to the nominal amount paid to GliaMed plus the asset acquisition costs incurred for legal services and due diligence related to the investigation of the underlying technology. The value could be increased upon the issuance of the additional consideration for the Series E Preferred, which is contingent upon the success of the preclinical study discussed in Note 1. The success of the preclinical study does not meet the probability criteria for recording the contingent value and a corresponding liability as of March 31, 2011. Therefore the Company has not booked the contingent value. The Company will amortize the value over the estimated remaining patent lives following the successful completion of the preclinical study.

If the Cash Warrants are not exercised within a certain time period, in no event later than July 31, 2011, then GliaMed may, at its option, repurchase the Compounds by acquiring all of the outstanding capital stock of Jewel Merger Sub for the same nominal amount that it received from the Company for the Compounds. Jewel Merger Sub has no other assets or liabilities other than those relating to the Compounds and related assets and contract rights.
5. Securities Purchase Agreement
On May 24, 2010, the Company entered into the Securities Purchase Agreement by and among the Company and the purchasers named therein (the “Purchasers”). The Purchasers included institutional investors as well as the Company’s Chief Executive Officer, Chief Financial Officer and an additional Company employee. The total investment by these Company employees represented less than 3% of the proceeds received by the Company in the May 2010 Financing. Pursuant to the Purchase Agreement, on May 26, 2010 (the “Closing Date” or “Closing”), for total consideration of $6,003,000, the Purchasers purchased (i) an aggregate of 289,704 shares of the Company’s Common Stock, par value $0.0001 per share, at a contractually stated price of $3.00 per share, and (ii) 5,134 shares of the Company’s Series C-11 Preferred, par value $0.0001 per share, at a contractually stated price of $1,000 per share. The Purchasers also received (i) Series D-11 Warrants to purchase 5,134 shares of the Company’s Series D-11 Preferred, par value $0.0001 per share, at an exercise price of $1,000 per share, which warrants may be exercised on a cashless basis, and (ii) Series C-21 Warrants to purchase 10,268 units, at an exercise price of $1,000 per unit, which warrants are exercisable only in cash, with each unit consisting of one share of the Company’s Series C-21 Preferred, par value $0.0001 per share, and an additional Series D-21 Warrant to purchase one share of the Company’s Series D-21 Preferred, par value $0.0001 per share, at an exercise price of $1,000 per share.
In March 2011, the Company entered into the Amendment Agreement which amended the terms of the Securities Purchase Agreement. Under the Amendment Agreement, the holders agreed to the following, among other changes: (i) a temporary suspension of dividends on Series C-11 Preferred and convertible redeemable Series C-21 Preferred (ii) to provide an additional cash payment of approximately $236,000 in exchange for the right to receive Series C-21 Preferred upon the achievement of certain pre-specified results in the preclinical study of one of the Compounds (the “Preclinical Milestone”), (iii) to increase the warrants that must be exercised for cash from 10,268 to 10,646 units, (iv) the mandatory exercise of $7,452,000 of such warrants upon the achievement of the Preclinical Milestone, (v) the mandatory exercise of the remaining $3,194,000 of warrants upon the achievement of a future clinical milestone and (vi) an automatic one time downward conversion price adjustment following the Reverse Stock Split.
Allocation of Proceeds
At the Closing Date, the estimated fair value of the Series C-21 Warrants for units, Series D-11 Warrants, and the embedded derivatives included within the Series C-11 Preferred exceeded the proceeds from the May 2010 Financing of $6,003,000 (see the valuations of these derivative liabilities under the heading, “Derivative Liabilities” below). As a result, all of the proceeds were allocated to these derivative liabilities and no proceeds remained for allocation to the Common Stock and Series C-11 Preferred issued in the financing.
Common Stock
The Purchasers were restricted from selling the Common Stock until November 2010, six months after the Closing Date.
Preferred Stock
As of March 31, 2011, the Company’s Board of Directors is authorized to issue 8,000,000 shares of preferred stock, with a par value of $0.0001 per share, in one or more series, of which 11,000 are designated for Series C-11 Preferred. As of March 31, 2011, 5,573 shares of Series C-11 Preferred are issued and outstanding.

Voting Rights
The holders of New Preferred Stock and the Series E Preferred do not have voting rights other than for general protective rights required by the Delaware General Corporation Law or as set forth below.
Dividends
Cumulative dividends are payable on the Series C1 Preferred and Series E Preferred (if and when issued) at an annual rate of 15% and 5%, respectively, from the date of issuance through the date of conversion or redemption, payable semi-annually each November 25th and May 25th in the respective shares of Series C1 Preferred and Series E Preferred. There is no limit to the number of shares of Series C1 Preferred or Series E Preferred that may be issued as dividends. Neither the Series D-11 Preferred nor the Series D-21 Preferred (if and when issued) are entitled to dividends.
As discussed in Note 1, the Company is funding its confirmatory preclinical study of the RIL compounds in part through the Suspended Dividend. Upon the achievement of certain pre-specified results in the preclinical study, the holders of the Series C-11 Preferred and Series C-21 Preferred will receive shares of Series C-11 Preferred and Series C-21 Preferred, respectively, equal to such holder’s Suspended Dividend amount divided by the applicable face amount of the preferred stock.
Conversion Rights
The New Preferred Stock and Series E Preferred were convertible into common stock, initially at a rate of 667 shares of common stock for each share of New Preferred Stock and Series E Preferred, subject to certain limitations discussed below, at the election of the holders of New Preferred Stock and Series E Preferred. The conversion rate will be adjusted for certain events, such as stock splits, stock dividends, reclassifications and recapitalizations, and the New Preferred Stock is subject to full-ratchet anti-dilution protection such that if the Company issues or grants any warrants, rights, options to subscribe or purchase common stock or common stock equivalents (the “Options”) and the price per share for which the common stock issuable upon the exercise of such Options is below the effective conversion price of the New Preferred Stock at the time of such issuance, then the conversion rate of the New Preferred Stock automatically adjusts to increase the number of common shares into which it can convert. There are also limits on the amount of New Preferred Stock and Series E Preferred that can be converted and the timing of such conversions. Effective with the Amendment Agreement, each holder of New Preferred Stock and Series E Preferred may convert its shares into Common Stock subject to a weekly conversion cap equal to the product of the face amount of the outstanding New Preferred Stock or Series E Preferred held by the stockholder multiplied by the Conversion Cap (as defined in the Certificate of Designations for the Series C-11, C-21, D-11 and D-21 Preferred (the “Series C1/D1 Certificate”) and the Certificate of Designations for the Series E Preferred (the “Series E Certificate”) respectively) for such week. Depending on the Closing Sales Prices (as defined in the Series C1/D1 Certificate and Series E Certificate, respectively), the Conversion Cap can range from 0% to 7.2%. Moreover, holders of New Preferred Stock or Series E Preferred may not convert if such conversion would result in the holder or any of its affiliates beneficially owning more than 9.999% of the Company’s then issued and outstanding shares of common stock. As of March 31, 2011, stockholders holding approximately 97% of the Series C-11 Preferred represent three groups who are each at or very near this limit.
Pursuant to the Series C1/D1 Certificate and the Series E Certificate, the conversion price for the New Preferred Stock and Series E Preferred was automatically adjusted downward on May 7, 2011 due to the fact that after the Reverse Stock Split and on the Conversion Price Adjustment Date (as defined in the Series C1/D1 Certificate and the Series E Certificate, respectively), the average of the Closing Sales Prices (as defined in the Series C1/D1 Certificate and the Series E Certificate, respectively) for the five consecutive trading day period ending on the last trading day prior to the Conversion Price Adjustment Date (the “Adjustment 5-Day Average Price”) was less than the product of the conversion price then in effect multiplied by ten. As a result, the conversion price of the New Preferred Stock and the Series E Preferred was reduced to a price equal to ten percent (10%) of the Adjustment 5-Day Average Price. Accordingly, the conversion ratio for our Series C-11, C-21, D-11, D-21, and E Preferred (collectively, the “Authorized Preferred”) was adjusted effective May 7, 2011, whereby each share of Authorized Preferred is now convertible into 166,667 shares of common stock.

Upon certain redemption events, such as the Company’s breach of covenants or material representations or warranties under the Purchase Agreement, the conversion price of the New Preferred Stock decreases to 10% of the conversion price in effect immediately before such redemption event thereby increasing the number of common shares that would be issued for each share of New Preferred Stock by a factor of ten times.
Liquidation Preference
Upon a Liquidation Event (as defined in the Series C1/D1 Certificate and the Series E Certificate), no other class or series of capital stock can receive any payment unless the Preferred Stock has first received a payment in an amount equal to $1,000 per share, plus all accrued and unpaid dividends, if applicable.
Redemption Rights
In the event that certain actions occur without the waiver or prior written consent of the holders of two-thirds of the then outstanding shares of New Preferred Stock (the “Requisite Holders”), such as the Company’s material breach of any material representation or warranty under the Securities Purchase Agreement, a suspension of the trading of the Company’s common stock, the failure to timely deliver shares on conversion of the New Preferred Stock, bankruptcy reorganization or the consummation of a Change of Control (as defined in the Series C1/D1 Certificate) among others, then the holders of the Series C1 Preferred shall have the right, upon the delivery of a notice to the Company by the Requisite Holders, to have such shares redeemed by the Company for an amount equal to the greater of $1,000 per share, plus accrued and unpaid dividends, or the fair market value of the underlying common stock issuable upon conversion of the Series C1 Preferred, which could include a greater number of shares pursuant to the conversion reset described above under the caption “Conversion Rights”. As of March 31, 2011 and through the date of this filing, none of these redemption actions have occurred to the Company’s knowledge.
Since the Company failed to consummate a Strategic Transaction (as defined in the Series C1/D1 Certificate) by February 26, 2011 (nine months from the May 26, 2010 Closing), the Series C1 Preferred may be redeemed upon the demand of the Requisite Holders. The redemption price would be equal to $1,000 per share, plus accrued and unpaid dividends. As of March 31, 2011, the redemption value was $5,573,000. This redemption feature terminates upon the consummation of a Strategic Transaction, which must be first approved by the Requisite Holders. The Requisite Holders may also waive this redemption feature. If the Requisite Holders fail to demand redemption of the Series C1 Preferred within two years from the date of a Redemption Event (as defined in the Series C1/D1 Certificate), then the redemption rights with respect to such Redemption Event shall be irrevocably waived by the preferred stockholders. The Requisite Holders have not elected to redeem through the date of the filing of this Report. If the confirmatory preclinical study of the lead RIL Compound LJP1485, acquired during the first quarter of 2011, is successful, and the Cash Warrants are exercised within a certain time period, in no event later than July 31, 2011, then the acquisition of the RIL compounds from GliaMed will be deemed to be a completion of a Strategic Transaction and the preferred stock redemption feature will be irrevocably waived. Should the confirmatory preclinical RIL study fail, the Requisite Holders are expected to redeem their shares.
Restrictions
So long as at least 1,000 shares of New Preferred Stock remain outstanding (or at least 3,000 shares of New Preferred Stock remain outstanding if the Series C-21 Warrants have been exercised), the Company may not take a variety of actions (such as altering the rights, powers, preferences or privileges of the New Preferred Stock so as to affect the New Preferred Stock adversely, amending any provision of the Company’s certificate of incorporation, entering into an agreement for a Strategic Transaction or Change of Control, consummating any financing or filing a registration statement with the Securities and Exchange Commission, or “SEC”) without the prior approval of the Requisite Holders. Until April 2011, the Company had also agreed to certain limitations on its spending per month based on predetermined budgeted amounts.

Accounting Treatment
At the Closing Date, the Company issued 5,134 shares of Series C-11 Preferred and recorded the par value of $0.0001 per share with a corresponding reduction to paid-in capital, given that there was no allocated value from the proceeds to the Series C-11 Preferred. As of March 31, 2011, the outstanding Series C-11 Preferred issued at the Closing is convertible into 3,422,667 shares of common stock.
In a separate transaction, in exchange for a first right of negotiation for a product candidate, the Company issued approximately 50 shares of Series C-11 Preferred convertible into 33,333 shares of the Company’s common stock to a Purchaser on May 26, 2010. Using the present value of the face amount of the Series C-11 Preferred at Closing, these shares were valued at $12,000 and were fully charged to general and administrative expense during the three months ended June 30, 2010.
Under accounting guidance covering accounting for redeemable equity instruments, preferred securities that are redeemable for cash or other assets are to be classified outside of permanent equity (within the mezzanine section between liabilities and equity on the consolidated balance sheets) if they are redeemable at the option of the holder or upon the occurrence of an event that is not solely within the control of the issuer. As there are redemption-triggering events related to the Series C1 Preferred that are not solely within the control of the Company, the Series C-11 Preferred was classified outside of permanent equity.
The Company may be required to redeem the Series C-11 Preferred if a redemption event occurs, such as the failure to consummate a Strategic Transaction. Since the Company did not consummate a Strategic Transaction by February 26, 2011, the Series C-11 Preferred is currently redeemable and therefore the Company has adjusted the carrying value of the Series C-11 Preferred to the redemption value of such shares which, as of March 31, 2011, was $5,573,000.
As of December 31, 2010, accrued dividends on the Series C-11 Preferred were $6,000, which consisted of 79 shares of Series C-11 Preferred, or approximately 0.014 dividend shares per Series C-11 Preferred share outstanding, convertible into 52,666 shares of common stock. Due to the suspension of dividends on the Company’s outstanding Series C1 Preferred for the period from November 26, 2010 to May 31, 2011 as discussed in Note 1, the accrued dividends of $6,000 as of December 31, 2010 were reversed.
Derivative Liabilities
The Series C-11 Preferred and the underlying securities of the Series C-21 Warrants for units and Series D-11 Warrants (Series C1 Preferred and Series D1 Preferred) contain conversion features. In addition, the Series C-11 Preferred and the underlying securities of the Series C-21 Warrants for units (Series C1 Preferred) are subject to redemption provisions that are outside of the control of the Company.
The Series C-21 Warrants and Series D-11 Warrants are exercisable starting on the issuance date and expire in three years from the date of issuance. Upon the consummation of a Strategic Transaction, Series C-21 Warrants for 7,452 units must be exercised in cash and upon the successful completion of a Phase 2a study, the remaining Series C-21 Warrants for 3,194 units must be exercised, if the Series C-21 Warrants are not timely exercised as required, penalties and interest will accrue on the sums due to the Company under such Series C-21 Warrants. The Series D-11 Warrants may be exercised on a cashless basis and are not subject to mandatory exercise terms.

Accounting Treatment
The Company accounted for the conversion and redemption features embedded in the Series C-11 Preferred (the “Embedded Derivatives”) in accordance with accounting guidance covering derivatives. Under this accounting guidance, companies may be required to bifurcate conversion and redemption features embedded in redeemable convertible preferred stock from their host instruments and account for these embedded derivatives as free standing derivative financial instruments. If the underlying security of the embedded derivative requires net cash settlement in the event of circumstances that are not solely within the Company’s control, the embedded derivative should be classified as a liability, measured at fair value at issuance and marked-to-market at each period. As there are redemption triggering events for net cash settlement for Series C1 Preferred that are not solely within the Company’s control, and the conversion feature is a derivative, the Embedded Derivatives are classified as liabilities and are accounted for using mark-to-market accounting at each reporting date (also see Note 3).
The Company accounted for the Series C-21 Warrants for units and Series D-11 Warrants in accordance with accounting guidance covering derivatives. If the underlying security of the warrant a.) requires net cash settlement in the event of circumstances that are not solely within the Company’s control or if not, if they are b.) not indexed to the Company’s own stock, the warrants should be classified as liabilities, measured at fair value at issuance and marked-to-market at each period. As there are redemption triggering events for Series C1 Preferred that are not solely within the Company’s control, and the Series D1 Preferred are not indexed to the Company’s own stock, the Series C-21 Warrants for units and Series D-11 Warrants are classified as liabilities and are accounted for using mark-to-market accounting at each reporting date. The Embedded Derivatives, Series C-21 Warrants for units and Series D-11 Warrants are collectively referred to as the “Derivative Liabilities”.
The estimated fair values of the Derivative Liabilities as of the December 31, 2010 and at March 31, 2011 are summarized as follows (in thousands):

	Fair Value Measurements at
	December 31,	March 31,
	2010	2011
Embedded Derivatives of Series C-1[1] Preferred (including dividends paid in Series C-1[1] Preferred in November 2010)	$5,098	$5,257
Embedded Derivatives of accrued dividends payable in Series C-1[1] Preferred	72	—
Series D-1[1] Warrants	702	1,894
Series C-2[1] Warrants for:
Series C-2[1] Preferred	(1,175)	981
Series D-2[1] Warrants	1,405	3,927

	$6,102	$12,059

The Derivative Liabilities were valued using binomial option pricing models with various assumptions detailed below. Due to the six month trading restriction on the unregistered shares of common stock issued or issuable from the conversion of Preferred Stock issued and the weekly conversion limitation on Preferred Stock as well as the uncertainty of the Company’s ability to continue as a going concern, the price per share of the Company’s common stock used in the binomial option pricing models for the Derivative Liabilities was discounted from the closing market prices of $2.60 and $3.15 on December 31, 2010 and March 31, 2011, respectively. The expected lives that were used to value each of the Derivative Liabilities were based on the individual characteristics of the underlying Preferred Stock, which impact the expected timing of conversion into common stock. In addition, the probabilities associated with the consummation of a Strategic Transaction and the clinical development of a drug candidate based on industry data were used in each of the binomial option pricing models. The models used to value the Series C-21 Warrants and Series D-11 Warrants are particularly sensitive to such probabilities, as well as to the closing price per share of the Company’s common stock. In addition, as noted above, the model considered the effect of the automatic one-time downward conversion price adjustment following the Reverse Stock Split. To better estimate the fair value of the Derivative Liabilities at each reporting period, the binomial option pricing models and their inputs were refined based on information available to the Company. Such changes did not have a significant impact on amounts recorded in previous interim reporting periods.
At December 31, 2010, the total value of the Embedded Derivatives, including the estimated fair value of Embedded Derivatives related to the accrued dividends payable in Series C-11 Preferred of $72,000 was $5,170,000. On March 31, 2011, the total value of the Embedded Derivatives, was $5,257,000, resulting in other expense on the increase in the estimated fair value of the Embedded Derivatives for the quarter ended March 31, 2011 of $87,000 (net of reversing the $72,000 for the December 31, 2010 accrued dividends that were suspended). Such increase in value was primarily due to the significant increase in the Company’s common stock price, the estimated downward adjustment to the conversion price after the Reverse Stock Split and the updates to the assumptions used in the option pricing models.
The Embedded Derivatives were valued at December 31, 2010 and at March 31, 2011 using a binomial option pricing model, based on the value of the Series C-11 Preferred shares with and without embedded derivative features, with the following assumptions:

	December 31,	March 31,
	2010	2011
Closing price per share of common stock	$2.60	$3.15
Conversion price per share	$1.50	$1.50
Volatility	84.6%	84.0%
Risk-free interest rate	2.19%	2.57%
Credit spread	14.2%	14.4%
Remaining expected lives of underlying securities (years)	6.3	6.0
On December 31, 2010, the Series D-11 Warrants were recorded at estimated fair value of $702,000. On March 31, 2011, the Series D-11 Warrants were revalued at $1,894,000 resulting in other expense on the increase in the estimated fair value of the Series D-11 Warrants for the quarter ended March 31, 2011 of $1,192,000.
The Series D-11 Warrants were valued at December 31, 2010 and at March 31, 2011 using a binomial option pricing model with the following assumptions:

	December 31,	March 31,
	2010	2011
Closing price per share of common stock	$2.60	$3.15
Conversion price per share	$1.50	$1.50
Volatility	98.9%	79.2%
Risk-free interest rate	1.02%	0.80%
Remaining expected lives of underlying securities (years)	2.8	2.1
On December 31, 2010, the Series C-21 Warrants (which consist of rights to purchase Series C-21 Preferred and Series D-21 Warrants) were recorded at an estimated fair value of $230,000. On March 31, 2011, the Series C-21 Warrants were revalued at $4,908,000, resulting in other expense on the increase in the estimated fair value of the Series C-21 Warrants for the quarter ended March 31, 2011 of $4,678,000. Such increase in value was primarily due to the significant increase in the Company’s common stock price, the estimated downward adjustment to the conversion price after the Reverse Stock Split, the increase in the Series C-21 Warrants by 378 units and the updates to the assumptions used in the option pricing models. The fair value of the rights to purchase Series C-21 Preferred was negative as of December 31, 2010 as the Series C-21 Warrants were mandatorily exercisable at a price that is greater than the fair value of the underlying instruments.

The portion of the Series C-21 Warrants that represent the rights to purchase Series C-21 Preferred were valued using a binomial option pricing model, discounted for the lack of dividends until the Series C-21 Warrants are exercised, with the following assumptions:

	December 31,	March 31,
	2010	2011
Closing price per share of common stock	$2.60	$3.15
Conversion price per share	$1.50	$1.50
Volatility	84.6%	84.0%
Risk-free interest rate	2.19%	2.57%
Credit spread	14.2%	14.4%
Remaining expected lives of underlying securities (years)	6.3	6.0
The Series D-21 Warrants were valued at December 31, 2010 and at March 31, 2011 using a binomial option pricing model with the same assumptions used in the valuation of the Series D-11 Warrants. The increases in the values of the Series D-11 Warrants and the Series D-21 Warrants were primarily due to the significant increase in the Company’s common stock price, the estimated downward adjustment to the conversion price after the Reverse Stock Split, the increase in the Series C-21 Warrants by 378 units and the updates to the assumptions used in the option pricing models.
6. Stockholders’ Equity
Share-Based Compensation
In June 1994, the Company adopted the La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (the “1994 Plan”), under which, as amended, 16,400 shares of common stock were authorized for issuance. The 1994 Plan expired in June 2004 and there were 3,087 options outstanding under the 1994 Plan as of March 31, 2011.
In May 2004, the Company adopted the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (the “2004 Plan”), under which, as amended, 64,000 shares of common stock have been authorized for issuance. The 2004 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to employees, directors, consultants and advisors of the Company with up to a 10-year contractual life and various vesting periods as determined by the Company’s Compensation Committee or the Board of Directors, as well as automatic fixed grants to non-employee directors of the Company. As of March 31, 2011, there were a total of 33,419 options outstanding under the 2004 Plan and 27,842 shares remained available for future grant.
In May 2010, the Company granted options to purchase a total of 58,000 shares of common stock to two employees. These grants were made outside of the Company’s existing stockholder-approved equity compensation plans but were otherwise legally binding awards and did not require stockholder approval. These stock options are treated in all respects as if granted under the Company’s 2010 Equity Incentive Plan (the “2010 Plan”).
In August 2010, the Company adopted the 2010 Plan, under which 96,000 shares of common stock have been authorized for issuance. The 2010 Plan is similar to the 2004 Plan, other than with regard to the number of shares authorized for issuance thereunder. The 2010 Plan provides for automatic increases to the number of authorized shares available for grant under the 2010 Plan. As of March 31, 2011, there were a total of 3,000 options outstanding and 93,000 shares remained available for future grant under the 2010 Plan.

In August 1995, the Company adopted the La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (the “ESPP”), under which, as amended, 48,499 shares of common stock are reserved for sale to eligible employees, as defined in the ESPP. Employees may purchase common stock under the ESPP every three months (up to but not exceeding 10% of each employee’s base salary or hourly compensation, and any cash bonus paid, subject to certain limitations) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months. As of March 31, 2011, 7,155 shares of common stock have been issued under the ESPP and 41,344 shares of common stock are available for future issuance.
Share-based compensation expense for the three-month periods ended March 31, 2011 and 2010 was $68,000 and $223,000, respectively. As of March 31, 2011, there was $381,000 of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a weighted-average period of 1.2 years.
The following table summarizes share-based compensation expense related to employee and director stock options by expense category (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Research and development	$—	$—
General and administrative	68	223

Share-based compensation expense included in operating expenses	$68	$223

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
There were no option grants during the three months ended March 31, 2011 and 2010. There were no purchases under the ESPP for the three months ended March 31, 2011 and 2010.
A summary of the Company’s stock option activity and related data for the three months ended March 31, 2011 follows:

	Outstanding Options
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Balance at December 31, 2010	98,015	$203.70
Granted	—	$—
Forfeited / Expired	(509)	$2,312.50

Balance at March 31, 2011	97,506	$192.70

Restricted Stock Units
Under the 2004 Plan, the Company granted 20,209 restricted stock units (“RSUs”) to the Company’s three employees on December 31, 2009, where each RSU represents a contingent right to receive one share of the Company’s common stock. The RSUs were to vest upon the closing of the merger with Adamis Pharmaceuticals, Inc. (the “Merger”), subject to the continued employment of the recipient through the closing date of the Merger. As a result of the termination of the Merger in March 2010, the RSUs were cancelled.

Stock-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant. The grant date intrinsic value of awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods. The weighted average grant date intrinsic value was $17.00 per RSU. Due to their cancellation, no stock-based compensation expense related to the RSUs was recognized during the three months ended March 31, 2010.
A summary of the Company’s RSU activity and related data follows:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
Restricted stock units outstanding at December 31, 2009	20,209	$17.00
Cancelled	(20,209)	$17.00

Restricted stock units outstanding at March 31, 2010	—	$—

7. Retention Payments
On December 4, 2009, the Company entered into Retention and Separation Agreements and General Release of All Claims (the “Retention Agreements”) with its Chief Executive Officer and its Vice President of Finance who has since been promoted to Chief Financial Officer (the “Officers”). The Retention Agreements superseded the severance provisions of the employment agreements with the Officers that were effective prior to the signing of the Retention Agreements (the “Prior Employment Agreements”), but otherwise the terms of the Prior Employment Agreements remained in full force and effect. The Retention Agreements did not alter the amount of severance that was to be awarded under the Prior Employment Agreements, but rather changed the events that triggered such payments.
Pursuant to the Retention Agreements, on December 18, 2009 the Company paid a total of $269,000, less applicable withholding taxes, to the Officers (the “Retention Payments”). If the Officers were to voluntarily resign their employment prior to the earlier to occur of (a) the closing of the proposed merger with Adamis and (b) March 31, 2010, they were to immediately repay the Retention Payments to the Company. The date under (a) and (b) is referred to as the “Separation Date.” Neither of the Officers resigned prior to March 31, 2010 and the merger never closed, so each Officer was entitled to keep the full amount of her respective Retention Payment.
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
In April 2010, the Compensation Committee of the Board confirmed that, pursuant to the terms of the Retention Agreements, the Retention Payments and Severance Payments were earned as of March 31, 2010 and agreed that the existing employment terms would remain in effect beyond March 31, 2010. The Retention Payments of $269,000 that were paid in December 2009 were fully earned as of March 31, 2010, of which $222,000 was charged to general and administrative expense for the quarter ended March 31, 2010. The fully-earned Severance Payments, including related employer taxes, of $550,000, were paid during the quarter ended June 30, 2010. Of the $550,000 that was paid as of June 30, 2010, $456,000 was charged to general and administrative expense for the quarter ended March 31, 2010.

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
8. 401(k) Plan
In September 2010, the Company adopted the La Jolla Pharmaceutical Company Retirement Savings Plan (the “401(k) Plan”), which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The 401(k) Plan is a defined contribution plan established to provide retirement benefits for employees and is employee funded up to an elective annual deferral. The 401(k) Plan is available for all employees who have completed one year of service with the Company.
Following guidance in IRS Notice 98-52 related to the “safe harbor” 401(k) plan method, non-highly compensated employees will receive a contribution from the Company equal to 3% of their annual salaries, as defined in the Code. Such contributions vest immediately and are paid annually following each year end. These “safe harbor” contributions by the Company were less than $1,000 for the quarter ended March 31, 2011.
9. Commitments and Contingencies
As of March 31, 2011, there were no material operating leases, notes payable, purchase commitments or capital leases.
The Company maintains its operations in a temporary space under a short-term arrangement with one of its vendors and expects that it will transition to permanent space under a long-term lease if and when a Strategic Transaction is consummated following the completion of the Company’s ongoing confirmatory preclinical animal study.
Although the Amendment Agreement amended the terms of the Securities Purchase Agreement to, among other changes, temporarily suspend the dividends on Series C-11 Preferred and convertible redeemable Series C-21 Preferred and provide an additional cash payment of approximately $236,000 in exchange for the right to receive Series C-21 Preferred upon the achievement of certain prespecified results in the preclinical study of one of the Compounds (the “Preclinical Milestone”), The probability of achieving the Preclinical Milestone does not meet the criteria for recording a contingent liability for the Suspended Dividend or the contingent right to receive Series C-21 Preferred as of March 31,2011.
10. Subsequent Event
The Board of Directors approved the Reverse Stock Split of the common stock, which became effective on April 14, 2011, with an exchange ratio of 1-for-100. As a result of the Reverse Stock Split, each 100 shares of our issued and outstanding common stock were automatically reclassified as and changed into one share of our common stock. The Reverse Stock Split reduced the number of our issued and outstanding shares of common stock as of April 14, 2011 from approximately 94,710,000 shares to approximately 947,000 shares. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who were entitled to fractional shares instead became entitled to receive a cash payment in lieu of receiving fractional shares (after taking into account and aggregating all shares of our common stock then held by such stockholder) equal to the fractional share interest. The Reverse Stock Split affected all of the holders of our common stock uniformly. Shares of our common stock underlying outstanding options and warrants were proportionately reduced and the exercise prices of outstanding options and warrants were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of our common stock underlying outstanding convertible preferred stock and warrants were proportionately reduced and the conversion rates were proportionately decreased in accordance with the terms of the agreements governing such securities. All common stock share and per share information in the unaudited condensed consolidated financial statements and notes thereto included in this report have been restated to reflect retrospective application of the Reverse Stock Split for all periods presented, except for par value per share and the number of authorized shares, which were not affected by the Reverse Stock Split. Also, after the Reverse Stock Split, the conversion ratio for our Series C-11, C-21, D-11, D-21, and E Preferred (collectively, the “Authorized Preferred”) was adjusted based on the trading price of our common stock over a period of time after the Reverse Stock Split was implemented. Accordingly, effective May 7, 2011, each share of Authorized Preferred is now convertible into 166,667 shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The forward-looking statements in this report involve significant risks, assumptions and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. Accordingly, you should not rely upon forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements are subject to the risks, uncertainties and other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2010, and in other reports and registration statements that we file with the Securities and Exchange Commission from time to time. We expressly disclaim any intent to update forward-looking statements.
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
In March 2011, we acquired the rights to RIL compounds (the “Compounds”) from privately held GliaMed, Inc. (“GliaMed”). With this acquisition, we will focus our resources on the emerging field of regenerative medicine. The RIL technology was acquired pursuant to an asset purchase agreement for a nominal amount, and if certain milestones noted below are met, GliaMed will be eligible to receive additional consideration of up to 8,205 shares of newly designated convertible Series E preferred stock (“Series E Preferred”), which would be convertible into approximately 20% of the Company’s fully diluted outstanding common stock on an as-converted basis. The issuance of the shares will be tied to the achievement of certain development and regulatory milestones. GliaMed will also be eligible for a potential cash payment if a Compound is approved by the FDA or EMA in a second clinical indication.

Also in March 2011, we entered into a Consent and Amendment Agreement (the “Amendment Agreement”), with certain holders of our convertible redeemable Series C-1 preferred stock (“Series C-1 Preferred”), in order to amend certain terms of the Company’s Securities Purchase Agreement, dated as of May 24, 2010 (“Securities Purchase Agreement”). Additionally, as part of the Amendment Agreement, the Company designated five new series of preferred stock: its Series C-11 Convertible Preferred Stock (“Series C-11 Preferred”), Series C-21 Convertible Preferred Stock (“Series C-21 Preferred”), Series D-11 Convertible Preferred Stock (“Series D-11 Preferred”), Series D-21 Convertible Preferred Stock (“Series D-21 Preferred” and collectively with the Series C-11 Preferred, the Series C-21 Preferred and the Series D-11 Preferred, the “New Preferred Stock”) and Series E Preferred. The Company exchanged on a one-for-one basis each share of its existing Series C-1 Preferred that was outstanding for a new share of Series C-11 Preferred (see Note 5). Unless otherwise indicated, references herein to Series C-11 Preferred reflect the one-for-one exchange. Under the Amendment Agreement, the holders agreed to the following, among other changes: (i) a temporary suspension of dividends on Series C-11 Preferred and Series C-21 Preferred,(together with the Series C-11 Preferred, the “Series C1 Preferred”), (ii) to provide an additional cash payment of $0.2 million in exchange for the right to receive Series C-21 Preferred upon the achievement of certain pre-specified results in the preclinical study of one of the Compounds (the “Preclinical Milestone”), (iii) to increase the warrants that must be exercised for cash from 10,268 to 10,646 units, (iv) the mandatory exercise of $7.4 million of such warrants upon the achievement of the Preclinical Milestone, (v) the mandatory exercise of the remaining $3.2 million of warrants upon the achievement of a future clinical milestone and (vi) an automatic one-time downward conversion price adjustment following the reverse stock split.
Although we did not consummate a “strategic transaction” (as defined in the Securities Purchase Agreement) by the February 26, 2011 deadline under the Securities Purchase Agreement, (a “Strategic Transaction”), under the terms of the Amendment Agreement, our preferred stockholders will be required to exercise their warrants if the LJP1485 preclinical study meets certain specified endpoints and the warrant exercise following the completion of the preclinical study will be considered the consummation of a Strategic Transaction. Until such time, as of March 31, 2011, the outstanding preferred stockholders have the right to demand redemption (net of the suspended dividends) of approximately $5.6 million of Series C-11 Preferred, although such redemption is not currently considered probable because the preclinical study is ongoing.
We are in the process of conducting a confirmatory preclinical animal study of the lead RIL compound, LJP1485, which we expect to complete by the end of the second quarter of 2011. We are using our existing cash balances as well as the additional $0.2 million received from holders of Series C-11 Preferred to fund this study, and are preserving cash through the temporary suspension of dividends on outstanding shares of Series C1 Preferred for the period from November 26, 2010 to May 31, 2011 (which reduces the number of shares of Series C1 Preferred potentially subject to redemption), as well as through a temporary reduction in the salaries of our current officers. Upon the achievement of the Preclinical Milestone, we will receive approximately $7.4 million upon the mandatory exercise of a portion of our outstanding preferred stock purchase warrants held by existing investors, and the investors will receive Series C-21 Preferred in exchange for their recent cash payment of $0.2 million, as well as payment of their suspended dividends in like series of Series C1 Preferred. In addition, the holders of Series C-11 Preferred will forfeit their exercisable right to demand redemption (net of the suspended dividends) of approximately $5.6 million of Series C-11 Preferred. If the warrants are not fully exercised following the Preclinical Milestone, whether successful or not (with an outside exercise date of July 31, 2011), then GliaMed will have the right to reacquire the RIL assets, including LJP1485, for nominal consideration. The proceeds from this warrant exercise, combined with existing cash resources, are then expected to fund our operations through the completion of a Phase 2a proof-of-concept clinical study of LJP1485. If the Phase 2a study is successful, the balance of the preferred stock purchase warrants will be mandatorily exercisable at that time, raising an additional $3.2 million.
Our stockholders previously approved a proposal that authorized our Board of Directors, in its discretion, to effect a reverse stock split of our outstanding common stock, par value $0.0001 per share subject to certain parameters. Pursuant to this authority, our Board of Directors approved a reverse stock split, which became effective as of 5:00 p.m. (Eastern Time) on April 14, 2011, with such reverse stock split having an exchange ratio of 1-for-100 (the “Reverse Stock Split”). No fractional shares were issued and, instead, stockholders will receive the cash value of any fractional shares that would have been issued. All common stock shares and per share information in this report have been retroactively restated to reflect the Reverse Stock Split.

Previously, in May 2010, we sold approximately 290,000 shares of common stock and 5,134 shares of Series C-11 Preferred, for aggregate gross proceeds of approximately $6.0 million in a private placement. The investors also received a three-year warrant to purchase, for cash, an additional 10,268 shares of Series C-21 Preferred for an aggregate exercise price of approximately $10.3 million. The investors will be required to exercise the warrants and purchase the additional shares of Series C-21 Preferred under the Strategic Transaction described above.
The investors also received an additional three-year warrant to purchase, for cash or on a cashless basis, an additional 5,134 shares of Series D-11 Preferred for an aggregate exercise price of approximately $5.1 million, if exercised on a cash basis; the Company will receive no cash proceeds and will issue fewer shares if the warrants are exercised on a cashless basis. In addition, if the investors purchase the additional 10,268 shares of Series C-21 Preferred that must be purchased for cash, they will receive an additional three-year warrant to purchase, for cash or on a cashless basis, 10,268 shares of Series D-21 Preferred on the same terms as provided in the cashless warrants issued at the initial close. The Series D-11 Preferred and Series D-21 Preferred are collectively referred to as “Series D1 Preferred”.
In connection with the RIL acquisition in March 2011, the Company and the investors mutually agreed to increase both the warrants for Series C-21 Preferred that must be purchased for cash and the additional three-year warrants for Series D-21 Preferred from 10,268 to 10,646 shares each of preferred stock for an additional $0.4 million in exercise proceeds.
Each share of New Preferred Stock and Series E Preferred was initially convertible into shares of our common stock at a conversion rate of 667 shares of common stock per share of preferred stock that is converted; effective May 7, 2011, this conversion rate increased to 166,667 shares pursuant to a one-time adjustment that was made following the Reverse Stock Split. The Series C1 Preferred and the Series E Preferred will bear a dividend of 15% and 5% per annum, respectively, payable semi-annually in additional shares of like series convertible preferred stock. Per the Amendment Agreement, the holders of Series C-11 Preferred can demand redemption if the cash warrants to purchase Series C-21 Preferred are not exercised in the amount of $7.4 million in total following the preclinical study of LJP1485 described above (whether such exercise is on a mandatory basis or a voluntary basis). The Company is required to obtain the vote of the holders of the New Preferred Stock prior to taking certain corporate actions and, until April 2011, also agreed to certain limitations on spending.
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
The fair value of our derivative liabilities is estimated using option pricing models that are based on the individual characteristics of the common stock and preferred stock, the derivative liability on the valuation date, probabilities related to our operations and clinical development (based on industry data), as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The option pricing models of our derivative liabilities are estimates and are sensitive to changes to certain inputs used in the options pricing models. To better estimate the fair value of the Derivative Liabilities at each reporting period, the binomial option pricing models and their inputs were refined based on information available to the Company. Such changes did not have a significant impact on amounts recorded in previous interim reporting periods.

There have been no material changes to the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed on April 14, 2011.
Recent Accounting Pronouncements
There were no accounting pronouncements adopted by us or issued during the three months ended March 31, 2011 that had a material effect on our unaudited condensed consolidated financial statements or that are reasonably certain to have a material impact on our condensed consolidated financial statements in future periods.
Results of Operations
For the three months ended March 31, 2011 and 2010, we incurred no research and development expense as a result of the Company’s restructuring in 2009. Following the acquisition of the RIL compounds in March 2011, we expect research and development expenditures to increase going forward.
For the three months ended March 31, 2011, general and administrative expense decreased to $0.5 million from $1.8 million for the same period in 2010. This decrease is primarily the result of a decrease in compensation expense of $0.7 million relating to retention payments to our officers recorded as of March 31, 2010, a decrease in consulting and legal expense of $0.3 million due to expenses related to the terminated merger with Adamis Pharmaceuticals, Inc. and the related Special Shareholder meeting for the three months ended March 31, 2010, lower stock compensation expenses of $0.2 million in March 31, 2011 as compared to the same period in 2010 and a decrease of $0.1 million in various general corporate expenses for the three months ended March 31, in 2011 versus the same period in 2010.
For the three months ended March 31, 2011, non-operating expense as a result of adjustments to the estimated fair value of derivative liabilities was $6.0 million and there was no such expense for the same period in 2010. The derivative liabilities issued in the May 2010 financing were remeasured at their estimated fair value as of March 31, 2011, resulting in a net increase in value from December 31, 2010, based upon an increase in the price per share of common stock, the estimated downward adjustment to the conversion price after the Reverse Stock Split, the increase in the Series C-21 Warrants by 378 units and changes in other inputs to the valuation models used to estimate the liabilities, of $6.0 million which was recorded as non-operating expense for the quater ended March 31, 2011.
Liquidity and Capital Resources
From inception through March 31, 2011, we have incurred a cumulative net loss of approximately $434.6 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through March 31, 2011, we have raised approximately $417.0 million in net proceeds from sales of equity securities.
At March 31, 2011, we had $6.5 million in cash, as compared to $6.9 million of cash at December 31, 2010. Of our available cash at March 31, 2011, we could be required to pay up to $5.6 million upon the redemption of our outstanding Series C-11 Preferred. Such redemption was not considered probable as of March 31, 2011. Our working capital was negative $6.1 million at March 31, 2011, as compared to $0.5 million at December 31, 2010 and is largely driven by our derivative liability obligations which we expect will change in value in the future. The decrease in cash resulted from the use of our financial resources to fund our general corporate operations.
In March 2011, we received funding of approximately $0.2 million from certain of our investors to help defray the costs of a confirmatory preclinical study of LJP1485. In addition, we are preserving cash through the temporary suspension of dividends on our outstanding Series C1 Preferred for the period from November 26, 2010 to May 31, 2011 (which reduces the number of shares of Series C1 Preferred potentially subject to redemption), as well as through a temporary reduction in the salaries of our current officers.

Our history of recurring losses from operations, our cumulative net loss as of March 31, 2011, and the absence of any current revenue sources raise substantial doubt about our ability to continue as a going concern.
Our current business operations are focused on using our financial resources to conduct a confirmatory preclinical animal study of the lead RIL compound, LJP1485, which we expect to complete by the end of the second quarter of 2011. If this study is successful, we will receive approximately $7.4 million upon the mandatory exercise of a portion of our outstanding preferred stock purchase warrants held by existing investors, and the investors will receive Series C-21 Preferred in exchange for their recent cash payment of $0.2 million, as well as payment of their suspended dividends in like series of Series C1 Preferred. In addition, the holders of Series C-11 Preferred will forfeit their exercisable right to demand redemption (net of the suspended dividends) of approximately $5.6 million of Series C-11 Preferred. If the warrants are not fully exercised following the Preclinical Milestone, whether successful or not (with an outside exercise date of July 31, 2011), then GliaMed will have the right to reacquire the RIL assets, including LJP1485, for nominal consideration. The proceeds from this warrant exercise, combined with existing cash resources, are then expected to fund our operations through the completion of a Phase 2a proof-of-concept clinical study of LJP1485. If the Phase 2a study is successful, the balance of the preferred stock purchase warrants will be mandatorily exercisable at that time, raising an additional $3.2 million. If the cash warrants are not exercised by July 31, 2011, then the stockholders will no longer have any rights to receive stock for their suspended dividends or cash payment and the stockholders will retain their right to redeem their outstanding Series C1 Preferred for approximately $5.6 million. If we are required to redeem this preferred stock, we would then have very limited financial resources and would likely be forced to liquidate.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in our consolidated financial condition, expenses, consolidated results of operations, liquidity, capital expenditures or capital resources.

ITEM 4.	CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
I. RISK FACTORS RELATING TO THE COMPANY AND THE INDUSTRY IN WHICH WE OPERATE.
No material changes to risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 have occurred.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

2.1	Asset Purchase Agreement by and among La Jolla Pharmaceutical Company, GliaMed, Inc., and Jewel Merger Sub, Inc., dated as of March 29, 2011 (1)
3.1	Certificate of Amendment (2)
3.2	Amended and Restated Bylaws (2)
3.3
Certificate of Designations, Preferences and Rights of Series C-1[1] Convertible Preferred Stock, Series C-2[1] Convertible Preferred Stock, Series D-1[1] Convertible Preferred Stock and Series D-2[1] Convertible Preferred Stock (1)

3.4	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock (1)
9.1	Voting Agreement by and between La Jolla Pharmaceutical Company and GliaMed, Inc., dated as of March 31, 2011 (1)
10.1	La Jolla Pharmaceutical Company 2010 Equity Incentive Plan (3)*
10.2	La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (Amended and Restated as of August 12, 2010) (3)*
10.3	Consent and Amendment Agreement, dated March 29, 2011, by and between La Jolla Pharmaceutical Company and the Holders identified therein (1)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Previously filed with the Company’s Current Report on Form 8-K filed April 5, 2011 and incorporated by reference herein

(2)	Previously filed with the Company’s Current Report on Form 8-K filed April 19, 2011 and incorporated by reference herein.

(3)	Previously filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-169140) filed September 1, 2010 and incorporated by reference herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company
Date: May 16, 2011	/s/ Deirdre Y. Gillespie
Deirdre Y. Gillespie, M.D.
President and Chief Executive Officer (On behalf of the Registrant)

/s/ Gail A. Sloan
Gail A. Sloan
Chief Financial Officer and Secretary (As Principal Financial and Accounting Officer)