Form 10-Q
period 2011-06-30
LA JOLLA PHARMACEUTICAL CO
filed 2011-08-15
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-24274
LA JOLLA PHARMACEUTICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware	33-0361285
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4370 La Jolla Village Drive, Suite 400	92122
San Diego, CA	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding at August 9, 2011 was 54,105,981.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS — UNAUDITED
LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$5,792	$6,866
Prepaids and other current assets	19	67

Total current assets	5,811	6,933

Total assets	$5,811	$6,933

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$26	$39
Accrued expenses	99	178
Accrued payroll and related expenses	72	85
Derivative liabilities	6,677	6,102

Total current liabilities	6,874	6,404

Series C-1[1] redeemable convertible preferred stock, $0.0001 par value; 11,000 shares authorized, 5,325 and 5,573 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively (redemption value and liquidation preference in the aggregate of $5,325 at June 30, 2011 and $5,652 at December 31, 2010) (see Notes 1 and 5)	5,325	47

Commitments and contingencies

Stockholders’ (deficit) equity:
Common stock	3	—
Additional paid-in capital	423,485	428,563
Accumulated deficit	(429,876)	(428,081)

Total stockholders’ (deficit) equity	(6,388)	482

Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$5,811	$6,933

Note:	The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles (see Note 1).
See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Expenses:
Research and development	$177	$9	$177	$9
General and administrative	727	901	1,205	2,667

Total expenses	904	910	1,382	2,676

Loss from operations	(904)	(910)	(1,382)	(2,676)

Other income (expense):
Fair value of derivative liabilities upon issuance	—	(5,015)	—	(5,015)
Adjustments to fair value of derivative liabilities	5,382	2,985	(647)	2,985
Financing transaction costs	—	(164)	—	(164)
Other income (expense), net	236	—	234	(1)

Net income (loss)	4,714	(3,104)	(1,795)	(4,871)

Preferred stock dividend forfeited (earned)	78	(87)	78	(87)

Net income (loss) and comprehensive income (loss) attributable to common stockholders	$4,792	$(3,191)	$(1,717)	$(4,958)

Net income (loss) per basic share (Note 2 and Note 9)	$0.39	$(4.13)	$(0.26)	$(6.93)

Net income (loss) per diluted share (Note 2 and Note 9)	$0.01	$(4.13)	$(0.26)	$(6.93)

Shares used in computing basic net income (loss) per share (Note 2 and Note 9)	12,389	772	6,700	715

Shares used in computing diluted net income (loss) per share (Note 2 and Note 9)	556,871	772	6,700	715

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
Operating activities:
Net loss	$(1,795)	$(4,871)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	131	304
Issuance of Series C-1[1] Preferred Stock for services	—	12
Fair value of derivative liabilities upon issuance	—	5,015
Loss (gain) on adjustments to fair value of derivative liabilities	647	(2,985)
Change in operating assets and liabilities:
Prepaids and other current assets	48	436
Accounts payable and accrued expenses	(92)	(33)
Accrued payroll and related expenses	(13)	(64)

Net cash used for operating activities	(1,074)	(2,186)

Financing activities:
Proceeds from issuance of derivative obligations	—	6,003

Net cash provided by financing activities	—	6,003

Net (decrease) increase in cash and cash equivalents	(1,074)	3,817
Cash and cash equivalents at beginning of period	6,866	4,254

Cash and cash equivalents at end of period	$5,792	$8,071

Supplemental schedule of noncash investing and financing activities:
Issuance of common stock at par value, offset by paid-in capital reduction	$—	$290

Conversion of preferred stock into common stock	$(248)	$—

Reclassification of preferred stock currently redeemable	$5,532	$—

Accrued dividends payable in preferred stock	$—	$87

Forfeiture of preferred stock dividends	$(78)	$—

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2011
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of La Jolla Pharmaceutical Company and its wholly-owned subsidiary Jewel Merger Sub, Inc. (which was sold in June 2011, as described below in Note 4) (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and valuation adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2011. For more complete financial information, these unaudited condensed consolidated financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2011.
The Company has a history of recurring losses from operations and, as of June 30, 2011, the Company had no revenue sources, an accumulated deficit of $429,876,000 and available cash and cash equivalents of $5,792,000 of which up to $5,325,000 could be required to be paid upon the exercise of redemption rights under the Company’s outstanding preferred securities. Such redemption was not considered probable as of June 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business and this does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
In March 2011, the Company and its wholly-owned subsidiary, Jewel Merger Sub, Inc. acquired the rights to compounds known as Regenerative Immunophilin Ligands (“RILs” or “Compounds”) from privately held GliaMed, Inc. (“GliaMed”). The Compounds were acquired pursuant to an Asset Purchase Agreement (the “Asset Agreement”) for a nominal amount, and if certain development and regulatory milestones were met, the Company would have paid GliadMed additional consideration consisting of up to 8,205 shares of newly designated Series E Convertible Preferred Stock (“Series E Preferred”), which would have been convertible into approximately 20% of the Company’s fully diluted outstanding common stock on an as-converted basis. GliaMed would have also been eligible for a potential cash payment from the Company if a Compound was approved by the FDA or EMA in two or more clinical indications (see Note 4).
Also in March 2011, the Company entered into a Consent and Amendment Agreement (the “Consent Agreement”), dated as of March 29, 2011, with certain holders of convertible redeemable Series C-1 preferred stock (“Series C-1 Preferred”), in order to amend certain terms of the Company’s Securities Purchase Agreement, dated as of May 24, 2010 (“Securities Purchase Agreement”) (see Note 5). The purpose of the Consent Agreement was to revise certain terms of the Company’s outstanding preferred securities in connection with the Company’s acquisition of the Compounds. Additionally, as part of the Consent Agreement, the Company designated five new series of preferred stock: its Series C-11 Convertible Preferred Stock (“Series C-11 Preferred”), Series C-21 Convertible Preferred Stock (“Series C-21 Preferred”), Series D-11 Convertible Preferred Stock (“Series D-11 Preferred”), Series D-21 Convertible Preferred Stock (“Series D-21 Preferred” and collectively with the Series C-11 Preferred, the Series C-21 Preferred and the Series D-11 Preferred, the “New Preferred Stock”) and Series E Preferred. The Company exchanged on a one-for-one basis each share of its existing Series C-1 Preferred that was outstanding for a new share of Series C-11 Preferred (see Note 5). Unless otherwise indicated, references herein to Series C-11 Preferred reflect the one-for-one exchange.

Following the acquisition of the Compounds, the Company initiated a confirmatory preclinical animal study in April 2011 studying the lead RIL compound, LJP1485. This study was completed in May 2011, after which the Company received final data from Charles River Laboratories, the Company’s clinical research organization (the “CRO”), which showed that the predetermined study endpoints, as set forth in the Asset Agreement, were not met and that the LJP1485 compound did not show statistically significant improvement in the study endpoints as compared to vehicle (placebo).
Pursuant to the Consent Agreement, the Company’s existing holders of Series C-11 Preferred (the “Preferred Stockholders”) were not required to exercise their cash warrants (the “Cash Warrants”) due to the failure of the LJP1485 study. The Preferred Stockholders elected to not exercise the Cash Warrants, which then provided GliaMed with the right to reacquire the Compounds through the purchase of the outstanding capital stock of Jewel Merger Sub, Inc. (which held title to the Compounds) for the same nominal consideration that GliaMed received at the closing of the Company’s acquisition of the Compounds.
The cost for this preclinical study, including the Company’s operating costs, of approximately $712,000 was funded through cash on hand, which was made available for this expense due to the forfeiture of dividends on the Company’s outstanding Series C-11 Preferred and Series C-21 Preferred (together the “Series C1 Preferred”) for the period from November 26, 2010 to May 31, 2011 (the “Forfeited Dividend”), the receipt of cash from certain current investors pursuant to the Consent Agreement, and a temporary reduction in the salaries of the Company’s current officers. The stockholders no longer have any rights to receive stock for their Forfeited Dividend or any consideration for the cash payment made pursuant to the Consent Agreement.
On June 30, 2011, the Company entered into an Amendment Agreement with certain holders of Series C-11 Preferred (the “Holders”) in order to provide the Company with additional working capital to allow the Company to more fully evaluate additional product acquisition or in-licensing opportunities that are currently being investigated. The Holders agreed to waive the dividends on their shares of Series C-11 Preferred for the period from June 1, 2011 to August 31, 2011 (the “Waived Dividend”) and agreed to provide the Company with additional working capital by July 29, 2011, in an amount to be determined. As of August 14, 2011, no additional working capital had been contributed to the Company. In addition, the Company’s two executive officers agreed to a temporary reduction in their salaries and work hours from July 1, 2011 to August 31, 2011.
As of June 30, 2011, the Preferred Stockholders have the right to require the Company to redeem all outstanding shares of Series C-11 Preferred for an aggregate sum of approximately $5,325,000. If the Preferred Stockholders exercise this redemption right, the Company would have insufficient cash to sustain its operations and the Company would likely need to wind down all activities.

2. Accounting Policies
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of La Jolla Pharmaceutical Company and its wholly-owned subsidiary, Jewel Merger Sub, Inc., (Jewel Merger Sub”) which was incorporated in Delaware in December 2009. In March 2011, the Company and Jewel Merger Sub acquired assets related to certain Compounds from GliaMed. In June 2011, GliaMed repurchased the Compounds by acquiring all of the outstanding capital stock of Jewel Merger Sub for the same nominal amount that it received from the Company for the Compounds.
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
Recent Accounting Pronouncements
In May 2011, the FASB issued authoritative guidance regarding common fair value measurements and disclosure requirements in U.S. GAAP and IFRSs. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs. This guidance is effective on a prospective basis for annual and interim reporting periods beginning after December 15, 2011. The Company does not expect that adoption of this standard will have a material impact on its financial position or results of operations.
In June 2011, the FASB issued authoritative guidance regarding comprehensive income. This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per shire is calculated or presented. This guidance is required to be applied retrospectively and is effective for fiscal years and interim periods beginning after December 15, 2011. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact the Company’s financial position or results of operations.
Impairment of Long-Lived Assets
If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows.
As a result of the negative results in the confirmatory preclinical study of LJP1485 in May 2011, the Company discontinued the development of LJP1485 in May 2011 and in June 2011 the Company sold the Compounds back to GliaMed for the same nominal amount that it had paid for them. Based on these events, the future cash flows from the patents related to the Compounds were no longer expected to exceed their carrying values and the assets became impaired as of May 31, 2011. Accordingly, the Company recorded a non-cash charge of $243,000 to general and administrative expense for the impairment of long-lived assets for the quarter ended June 30, 2011 to write down the value of the Company’s patents to their estimated fair values.

Reverse Stock Split
The Board of Directors approved the reverse stock split (the “Reverse Stock Split”) of the Company’s common stock, which became effective on April 14, 2011, with an exchange ratio of 1-for-100. As a result of the Reverse Stock Split, each 100 shares of the Company’s issued and outstanding common stock were automatically reclassified as and changed into one share of the Company’s common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who were entitled to fractional shares instead became entitled to receive a cash payment in lieu of receiving fractional shares (after taking into account and aggregating all shares of the Company’s common stock then held by such stockholder) equal to the fractional share interest. The Reverse Stock Split affected all of the holders of the Company’s common stock uniformly. Shares of the Company’s common stock underlying outstanding options and warrants were proportionately reduced and the exercise prices of outstanding options and warrants were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of the Company’s common stock underlying outstanding convertible preferred stock and warrants were proportionately reduced and the conversion rates were proportionately decreased in accordance with the terms of the agreements governing such securities. All common stock share and per share information in the unaudited condensed consolidated financial statements and notes thereto included in this report have been restated to reflect retrospective application of the Reverse Stock Split for all periods presented, except for par value per share and the number of authorized shares, which were not affected by the Reverse Stock Split. The Board of Directors continues to have the authority from the Company’s stockholders to implement an additional reverse stock split at a ratio of up to 1-for 100.
Net Income (Loss) Per Share
Basic and diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the periods. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted-average number of common shares and common stock equivalents outstanding for the period issuable upon the conversion of preferred stock and exercise of stock options and warrants. These common stock equivalents are included in the calculation of diluted EPS only if their effect is dilutive. The shares used to compute basic and diluted net loss per share for the six months ended June 30, 2011 and the three and six months ended June 30, 2010 represent the weighted-average common shares outstanding (see Note 9).
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
As of June 30, 2011 and 2010, cash and cash equivalents were comprised of cash in checking accounts.
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
At June 30, 2011, the estimated fair values of the liabilities measured on a recurring basis are as follows (in thousands):

	Fair Value Measurements at June 30, 2011
	Balance at	Quoted Prices in	Significant Other	Significant
	June 30,	Active Markets	Observable Inputs	Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Embedded derivative liabilities	$4,333	$—	$—	$4,333
Warrant derivative liabilities	2,344	—	—	2,344

Total	$6,677	$—	$—	$6,677

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the six months ended June 30, 2011 (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Embedded Derivative	Warrant Derivative
	Liabilities	Liabilities	Total
Beginning balance at December 31, 2010	$5,170	$932	$6,102
Adjustments to estimated fair value	159	5,870	6,029
Forfeited accrued dividends payable in Series C-1[1] Preferred	(72)	—	(72)

Ending balance at March 31, 2011	5,257	6,802	12,059
Adjustments to estimated fair value	(924)	(4,458)	(5,382)

Ending balance at June 30, 2011	$4,333	$2,344	$6,677

During the six months ended June 30, 2011, the estimated fair value of derivative liabilities increased by a net amount of $647,000, which was recorded as other expense in the Statement of Operations.
4. GliaMed Asset Purchase
In March 2011, the Company and Jewel Merger Sub acquired assets related to certain RIL compounds from GliaMed. The Compounds were acquired pursuant to the Asset Agreement for a nominal amount, and if certain milestones noted below were met, the Company would have paid GliaMed additional consideration of up to 8,205 shares of newly designated convertible Series E Preferred, which would have been convertible into approximately 20% of the Company’s fully diluted outstanding common stock on an as-converted basis. The issuance of the shares was tied to the achievement of certain development and regulatory milestones. GliaMed was also eligible to receive a cash payment from the Company of $5,000,000 if a Compound was approved by the FDA or EMA in two or more clinical indications.
In late May, 2011, the Company received final data from the Company’s CRO, which showed that the predetermined study endpoints, as set forth in the Asset Agreement, were not met and that the LJP1485 compound did not show statistically significant improvement in the study endpoints as compared to vehicle (placebo).
The purchase was originally recorded as a long-term other asset for the intangible rights received related to the Compounds equal to the nominal amount paid to GliaMed plus the asset acquisition costs incurred for legal services and due diligence related to the investigation of the underlying technology. As a result of the negative results in the confirmatory preclinical study in May 2011, the Company discontinued the development of LJP1485 in May 2011 and in June 2011 the Company sold the Compounds back to GliaMed by selling all of the outstanding capital stock of Jewel Merger Sub to GliaMed for the same nominal amount that it had paid for the Compounds.
Jewel Merger Sub had no other assets or liabilities other than those relating to the Compounds and related assets and contract rights.
5. Securities Purchase Agreement
On May 24, 2010, the Company entered into a Securities Purchase Agreement by and among the Company and the purchasers named therein (the “Purchasers”). The Purchasers included institutional investors as well as the Company’s Chief Executive Officer, Chief Financial Officer and an additional Company employee. The total investment by these Company employees represented less than 3% of the proceeds received by the Company in the May 2010 Financing. Pursuant to the Securities Purchase Agreement, on May 26, 2010 (the “Closing Date” or “Closing”), for total consideration of $6,003,000, the Purchasers purchased (i) an aggregate of 289,704 shares of the Company’s Common Stock, par value $0.0001 per share, at a contractually stated price of $3.00 per share, and (ii) 5,134 shares of the Company’s Series C-11 Preferred, par value $0.0001 per share, at a contractually stated price of $1,000 per share. The Purchasers also received (i) Series D-11 Warrants to purchase 5,134 shares of the Company’s Series D-11 Preferred, par value $0.0001 per share, at an exercise price of $1,000 per share, which warrants may be exercised on a cashless basis, and (ii) Series C-21 Warrants to purchase 10,268 units, at an exercise price of $1,000 per unit, which warrants are exercisable only in cash, with each unit consisting of one share of the Company’s Series C-21 Preferred, par value $0.0001 per share, and an additional Series D-21 Warrant to purchase one share of the Company’s Series D-21 Preferred, par value $0.0001 per share, at an exercise price of $1,000 per share.

In March 2011, the Company entered into the Consent Agreement which amended the terms of the Securities Purchase Agreement. Under the Consent Agreement, the holders agreed to the following, among other changes: (i) a temporary suspension of dividends on Series C-11 Preferred and Series C-21 Preferred (ii) to provide an additional cash payment of approximately $236,000 in exchange for the right to receive Series C-21 Preferred upon the achievement of certain pre-specified results in the preclinical study of one of the Compounds (the “Preclinical Milestone”), (iii) to increase the warrants that must be exercised for cash from 10,268 to 10,646 units, (iv) the mandatory exercise of $7,452,000 of such warrants upon the achievement of the Preclinical Milestone, (v) the mandatory exercise of the remaining $3,194,000 of warrants upon the achievement of a future clinical milestone and (vi) an automatic one time downward conversion price adjustment following the Reverse Stock Split.
In June 2011, the Company entered into the Amendment Agreement which amended the terms of the Securities Purchase Agreement and the Consent Agreement. Under the Amendment Agreement, the holders agreed to the following, among other changes: (i) a temporary waiver of dividends on Series C1 Preferred (ii) to provide additional working capital by July 29, 2011, in an amount to be determined, if the Requisite Holders (as defined in the Amendment Agreement) determine by July 22, 2011 that, as of such date, the Company is continuing to pursue a Strategic Transaction (as defined in the Amendment Agreement) (iii) to purchase up to all of the outstanding Series C1 Preferred and certain warrants held by current and former Company employees, including the executive officers, who will have the right to require the Holder to purchase these securities for a limited period of time following the employee’s termination of service with the Company. As of August 14, 2011, the Company is continuing its efforts to pursue a Strategic Transaction.
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
Common Stock
Pursuant to Rule 144 under the Securities Act of 1933, the Purchasers were restricted from selling the Common Stock until November 2010, which was six months after the Closing Date.
Redeemable Preferred Stock
As of June 30, 2011, the Company’s Board of Directors is authorized to issue 8,000,000 shares of preferred stock, with a par value of $0.0001 per share, in one or more series, of which 11,000 are designated for Series C-11 Preferred, 22,000 are designated Series C-21 Preferred, 5,134 are designated Series D-11 Preferred, 10,868 are designated Series D-21 Preferred, and 12,000 are designated Series E Preferred. As of June 30, 2011, 5,325 shares of Series C-11 Preferred Stock are issued and outstanding. There were no shares of any other series of preferred stock issued and outstanding as of June 30, 2011.
Voting Rights
The holders of New Preferred Stock do not have voting rights other than for general protective rights required by the Delaware General Corporation Law or as set forth below.

Dividends
Cumulative dividends are payable on the Series C1 Preferred at an annual rate of 15% from the date of issuance through the date of conversion or redemption, payable semi-annually each November 25th and May 25th in shares of Series C1 Preferred. There is no limit to the number of shares of Series C1 Preferred that may be issued as dividends. Neither the Series D-11 Preferred nor the Series D-21 Preferred (if and when issued) is entitled to dividends.
As discussed in Note 1, the Company funded its confirmatory preclinical study of the RIL compounds in part through the Forfeited Dividend and is funding its current operations in part through the Waived Dividend.
Conversion Rights
The New Preferred Stock was convertible into common stock, initially at a rate of 667 shares of common stock for each share of New Preferred Stock, subject to certain limitations discussed below, at the election of the holders of New Preferred Stock. The conversion rate will be adjusted for certain events, such as stock splits, stock dividends, reclassifications and recapitalizations, and the New Preferred Stock is subject to full-ratchet anti-dilution protection such that if the Company issues or grants any warrants, rights, options to subscribe or purchase common stock or common stock equivalents (the “Options”) and the price per share for which the common stock issuable upon the exercise of such Options is below the effective conversion price of the New Preferred Stock at the time of such issuance, then the conversion rate of the New Preferred Stock automatically adjusts to increase the number of common shares into which it can convert. There are also limits on the amount of New Preferred Stock that can be converted and the timing of such conversions. After the Reverse Stock Split, the conversion ratio for the New Preferred Stock was adjusted based on the trading price of the Company’s common stock over a period of time after the Reverse Stock Split was implemented. Accordingly, effective May 7, 2011, each share of New Preferred Stock is now convertible into 166,667 shares of common stock.
Effective with the Consent Agreement, each holder of New Preferred Stock may convert its amount of the outstanding New Preferred Stock held by the stockholder multiplied by the Conversion Cap (as defined in the Certificate of Designations for the Series C-11, C-21, D-11 and D-21 Preferred (the “Series C1/D1 Certificate”) for such week. Depending on the Closing Sales Prices (as defined in the Series C1/D1 Certificate), the Conversion Cap can range from 0% to 7.2%. Moreover, holders of New Preferred Stock may not convert if such conversion would result in the holder or any of its affiliates beneficially owning more than 9.999% of the Company’s then issued and outstanding shares of common stock. As of June 30, 2011, 248 shares of Series C-11 Preferred had been converted into common stock.
Upon certain redemption events, as set forth in the Securities Purchase Agreement, and as subsequently amended in the Consent Agreement, the conversion price of the New Preferred Stock decreases to 10% of the conversion price in effect immediately before such redemption event thereby increasing the number of common shares that would be issued for each share of New Preferred Stock by a factor of ten times.
Liquidation Preference
Upon a Liquidation Event (as defined in the Series C1/D1 Certificate), no other class or series of capital stock can receive any payment unless the Preferred Stock has first received a payment in an amount equal to $1,000 per share, plus all accrued and unpaid dividends, if applicable.

Redemption Rights
In the event that certain actions occur without the waiver or prior written consent of the holders of two-thirds of the then outstanding shares of New Preferred Stock (the “Requisite Holders”), such as the Company’s material breach of any material representation or warranty under the Securities Purchase Agreement, a suspension of the trading of the Company’s common stock, the failure to timely deliver shares on conversion of the New Preferred Stock, bankruptcy reorganization or the consummation of a Change of Control (as defined in the Series C1/D1 Certificate) among others, then the holders of the Series C1 Preferred shall have the right, upon the delivery of a notice to the Company by the Requisite Holders, to have such shares redeemed by the Company for an amount equal to the greater of $1,000 per share, plus accrued and unpaid dividends, or the fair market value of the underlying common stock issuable upon conversion of the Series C1 Preferred, which could include a greater number of shares pursuant to the conversion reset described above under the caption “Conversion Rights”. As of June 30, 2011 and through the date of this filing, none of these redemption actions have occurred to the Company’s knowledge.
Since the Company failed to consummate a Strategic Transaction (as defined in the Series C1/D1 Certificate) by February 26, 2011 (nine months from the May 26, 2010 Closing), the Series C1 Preferred may be redeemed upon the demand of the Requisite Holders. The redemption price would be equal to $1,000 per share, plus accrued and unpaid dividends. As of June 30, 2011, the redemption value was $5,325,000. This redemption feature terminates upon the consummation of a Strategic Transaction, which must be first approved by the Requisite Holders. The Requisite Holders may also waive this redemption feature. If the Requisite Holders fail to demand redemption of the Series C1 Preferred within two years from the date of a Redemption Event (as defined in the Series C1/D1 Certificate), then the redemption rights with respect to such Redemption Event shall be irrevocably waived by the preferred stockholders. The Requisite Holders have not elected to redeem through the date of the filing of this Report nor have they waived this right.
Restrictions
So long as at least 1,000 shares of New Preferred Stock remain outstanding (or at least 3,000 shares of New Preferred Stock remain outstanding if the Series C-21 Warrants have been exercised), the Company may not take a variety of actions (such as altering the rights, powers, preferences or privileges of the New Preferred Stock so as to affect the New Preferred Stock adversely, amending any provision of the Company’s certificate of incorporation, entering into an agreement for a Strategic Transaction or Change of Control, consummating any financing or filing a registration statement with the Securities and Exchange Commission, or “SEC”) without the prior approval of the Requisite Holders. From May 2010 through April 2011, the Company had also agreed to certain limitations on its spending per month based on predetermined budgeted amounts.
Accounting Treatment
At the Closing Date, the Company issued 5,134 shares of Series C-11 Preferred and recorded the par value of $0.0001 per share with a corresponding reduction to paid-in capital, given that there was no allocated value from the proceeds to the Series C-11 Preferred.
In a separate transaction, in exchange for a first right of negotiation for a product candidate, the Company issued approximately 50 shares of Series C-11 Preferred convertible into 8,333,167 shares of the Company’s common stock to a Purchaser on May 26, 2010. Using the present value of the face amount of the Series C-11 Preferred at Closing, these shares were valued at $12,000 and were fully charged to general and administrative expense during the three months ended June 30, 2010.
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

As of June 30, 2011, the outstanding Series C-11 Preferred is convertible into approximately 887,444,833 shares of common stock. The Company may be required to redeem the Series C-11 Preferred if a redemption event occurs, such as the failure to consummate a Strategic Transaction. Since the Company did not consummate a Strategic Transaction by February 26, 2011, the Series C-11 Preferred is currently redeemable and therefore the Company has adjusted the carrying value of the Series C-11 Preferred to the redemption value of such shares which, as of June 30, 2011, was $5,325,000.
As of December 31, 2010, accrued dividends on the Series C-11 Preferred were $6,000, which consisted of 79 shares of Series C-11 Preferred, or approximately 0.014 dividend shares per Series C-11 Preferred share outstanding, convertible into 13,158,000 shares of common stock. Due to the forfeiture of dividends on the Company’s outstanding Series C1 Preferred for the period from November 26, 2010 to May 31, 2011 and the waiver of dividends for the key investors from June 1, 2011 to August 31, 2011 as discussed in Note 1, the accrued dividends of $6,000 as of December 31, 2010 were reversed.
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
The Series C-21 Warrants and Series D-11 Warrants are exercisable starting on the issuance date and expire in three years from the date of issuance. The Series C-21 Warrants must be exercised in cash and beginning in June 2011, they are no longer subject to mandatory exercise terms. The Series D-11 Warrants may be exercised on a cashless basis and are not subject to mandatory exercise terms.
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

The estimated fair values of the Derivative Liabilities as of December 31, 2010 and June 30, 2011 are summarized as follows (in thousands):

	Fair Value Measurements at
	December 31, 2010	June 30, 2011

Embedded Derivatives of Series C-1[1] Preferred (including dividends paid in Series C-1[1] Preferred in November 2010)	$5,098	$4,333
Embedded Derivatives of accrued dividends payable in Series C-1[1] Preferred	72	—
Series D-1[1] Warrants	702	694
Series C-2[1] Warrants for:
Series C-2[1] Preferred	(1,175)	210
Series D-2[1] Warrants	1,405	1,440

	$6,102	$6,677

The Derivative Liabilities were valued using binomial option pricing models with various assumptions detailed below. Due to the six month trading restriction on the unregistered shares of common stock issued or issuable from the conversion of Preferred Stock and the weekly conversion limitation on Preferred Stock as well as the uncertainty of the Company’s ability to continue as a going concern, the price per share of the Company’s common stock used in the binomial option pricing models for the Derivative Liabilities was discounted from the closing market prices of $2.60 and $0.0086 on December 31, 2010 and June 30, 2011, respectively. The expected lives that were used to value each of the Derivative Liabilities were based on the individual characteristics of the underlying Preferred Stock, which impact the expected timing of conversion into common stock. In addition, the probabilities associated with the consummation of a Strategic Transaction and the clinical development of a drug candidate based on industry data were used in each of the binomial option pricing models. The models used to value the Series C-21 Warrants and Series D-11 Warrants are particularly sensitive to such probabilities, as well as to the closing price per share of the Company’s common stock. In addition, as noted above, the model included the effect of the automatic one-time downward conversion price adjustment following the Reverse Stock Split. To better estimate the fair value of the Derivative Liabilities at each reporting period, the binomial option pricing models and their inputs were refined based on information available to the Company. Such changes did not have a significant impact on amounts recorded in previous interim reporting periods.
At December 31, 2010, the total value of the Embedded Derivatives, including the estimated fair value of Embedded Derivatives related to the accrued dividends payable in Series C-11 Preferred of $72,000 was $5,170,000. At June 30, 2011, the total value of the Embedded Derivatives was $4,333,000, resulting in other income on the decrease in the estimated fair value of the Embedded Derivatives for the six months ended June 30, 2011 of $837,000 (inclusive of the reversal of $72,000 for the December 31, 2010 accrued dividends that were forfeited). Such decrease in value was primarily due to the significant decrease in the Company’s common stock price, the conversion of 248 shares of Series C-11 Preferred and the updates to the assumptions used in the option pricing models.
The Embedded Derivatives were valued at December 31, 2010 and at June 30, 2011 using a binomial option pricing model, based on the value of the Series C-11 Preferred shares with and without embedded derivative features, with the following assumptions:

	December 31,	June 30,
	2010	2011
Closing price per share of common stock	$2.60	$0.0086
Conversion price per share	$1.50	$0.006
Volatility	84.6%	84.1%
Risk-free interest rate	2.19%	1.29%
Credit spread	14.2%	14.9%
Remaining expected lives of underlying securities (years)	6.3	4.0

On December 31, 2010, the Series D-11 Warrants were recorded at estimated fair value of $702,000. On June 30, 2011, the Series D-11 Warrants were revalued at $694,000 resulting in non-cash other income on the decrease in the estimated fair value of the Series D-11 Warrants for the six months ended June 30, 2011 of $8,000.
The Series D-11 Warrants were valued at December 31, 2010 and at June 30, 2011 using a binomial option pricing model with the following assumptions:

	December 31,	June 30,
	2010	2011
Closing price per share of common stock	$2.60	$0.0086
Conversion price per share	$1.50	$0.006
Volatility	98.9%	62.8%
Risk-free interest rate	1.02%	0.39%
Remaining expected lives of underlying securities (years)	2.8	1.8
On December 31, 2010, the Series C-21 Warrants (which consist of rights to purchase Series C-21 Preferred and Series D-21 Warrants) were recorded at an estimated fair value of $230,000. On June 30, 2011, the Series C-21 Warrants were revalued at $1,650,000, resulting in non-cash other expense on the increase in the estimated fair value of the Series C-21 Warrants for the six months ended June 30, 2011 of $1,420,000. Such increase in value was primarily due to the downward adjustment to the conversion price after the Reverse Stock Split, the increase in the Series C-21 Warrants by 378 units and the updates to the assumptions used in the option pricing models. The fair value of the rights to purchase Series C-21 Preferred was negative as of December 31, 2010 as the Series C-21 Warrants were mandatorily exercisable at a price that was greater than the fair value of the underlying instruments.
The portion of the Series C-21 Warrants that represent the rights to purchase Series C-21 Preferred were valued at December 31, 2010 and June 30, 2011 using a binomial option pricing model, discounted for the lack of dividends until the Series C-21 Warrants are exercised, with the following assumptions:

	December 31,	June 30,
	2010	2011
Closing price per share of common stock	$2.60	$0.0086
Conversion price per share	$1.50	$.006
Volatility	84.6%	84.1%
Risk-free interest rate	2.19%	1.29%
Credit spread	14.2%	14.9%
Remaining expected lives of underlying securities (years)	6.3	4.0
The Series D-21 Warrants were valued at December 31, 2010 and at June 30, 2011 using a binomial option pricing model with the same assumptions used in the valuation of the Series D-11 Warrants. The increase in the value of the Series D-21 Warrants was primarily due to the downward adjustment to the conversion price after the Reverse Stock Split, the increase in the Series D-21 Warrants by 378 units and the updates to the assumptions used in the option pricing models.
6. Stockholders’ Equity
Share-Based Compensation
In June 1994, the Company adopted the La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (the “1994 Plan”), under which, as amended, 16,400 shares of common stock were authorized for issuance. The 1994 Plan expired in June 2004 and there were 3,027 options outstanding under the 1994 Plan as of June 30, 2011.

In May 2004, the Company adopted the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (the “2004 Plan”), under which, as amended, 64,000 shares of common stock have been authorized for issuance. The 2004 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to employees, directors, consultants and advisors of the Company with up to a 10-year contractual life and various vesting periods as determined by the Company’s Compensation Committee or the Board of Directors, as well as automatic fixed grants to non-employee directors of the Company. As of June 30, 2011, there were a total of 27,147 options outstanding under the 2004 Plan and 34,113 shares remained available for future grant.
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
In August 2010, the Company adopted the 2010 Plan under which 99,300 shares of common stock have been authorized for issuance. The 2010 Plan is similar to the 2004 Plan, other than with regard to the number of shares authorized for issuance thereunder. The 2010 Plan provides for automatic increases to the number of authorized shares available for grant under the 2010 Plan and as such, in May 2011, the number of authorized shares was increased by 3,300 shares of common stock. As of June 30, 2011, there were a total of 3,000 options outstanding and 96,300 shares remained available for future grant under the 2010 Plan.
In August 1995, the Company adopted the La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (the “ESPP”), under which, as amended, 48,499 shares of common stock are reserved for sale to eligible employees, as defined in the ESPP. Employees may purchase common stock under the ESPP every three months (up to but not exceeding 10% of each employee’s base salary or hourly compensation, and any cash bonus paid, subject to certain limitations) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months. As of June 30, 2011, 7,155 shares of common stock have been issued under the ESPP and 41,344 shares of common stock are available for future issuance.
Share-based compensation expense for the three-month periods ended June 30, 2011 and 2010 was $63,000 and $81,000, respectively and $131,000 and $304,000 for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there was $317,000 of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation cost over a weighted-average period of one year.
The following table summarizes share-based compensation expense related to employee and director stock options and ESPP purchases by expense category (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Research and development	$—	$—	$—	$—
General and administrative	63	81	131	304

Share-based compensation expense included in operating expenses	$63	$81	$131	$304

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
The Company estimated the fair value of each option grant and ESPP purchase right on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three and Six Months
	Ended
	June 30,
Options:	2011	2010
Risk-free interest rate	—	2.6%
Dividend yield	—	0.0%
Volatility	—	106.5%
Expected life (years)	—	5.8

	Three and Six Months
	Ended
	June 30,
ESPP:	2011	2010
Risk-free interest rate	—	0.2%
Dividend yield	—	0.0%
Volatility	—	90.5%
Expected life (months)	—	3
There were no option grants during the three and six months ended June 30, 2011. The weighted-average fair value of options granted for both the three and six months ended June 30, 2010 was $4.48. For the ESPP, there were no purchases under the ESPP for the three and six months ended June 30, 2011. The weighted-average fair value for purchases under the ESPP for both the three and six months ended June 30, 2010 was $2.21.
A summary of the Company’s stock option activity and related data for the six months ended June 30, 2011 follows:

	Outstanding Options
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Balance at December 31, 2010	98,015	$203.70
Granted	—	$—
Forfeited / Expired	(6,841)	$211.72

Balance at June 30, 2011	91,174	$203.10

Restricted Stock Units
Under the 2004 Plan, the Company granted 20,209 restricted stock units (“RSUs”) to the Company’s three employees on December 31, 2009, where each RSU represents a contingent right to receive one share of the Company’s common stock. The RSUs were to vest upon the closing of a proposed merger with a third party. (the “Merger”), subject to the continued employment of the recipient through the closing date of the Merger. As a result of the termination of the Merger in March 2010, the RSUs were cancelled.
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
A summary of the Company’s RSU activity and related data follows:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
Restricted stock units outstanding at December 31, 2009	20,209	$17.00
Cancelled	(20,209)	$17.00

Restricted stock units outstanding at June 30, 2010	—	$—

7. Retention Payments
On December 4, 2009, the Company entered into Retention and Separation Agreements and General Release of All Claims (the “Retention Agreements”) with its Chief Executive Officer and Vice President of Finance who has since been appointed as the Company’s Chief Financial Officer (the “Officers”). The Retention Agreements superseded the severance provisions of the employment agreements with the Officers that were effective prior to the signing of the Retention Agreements (the “Prior Employment Agreements”), but otherwise the terms of the Prior Employment Agreements remained in full force and effect. The Retention Agreements did not alter the amount of severance that was to be awarded under the Prior Employment Agreements, but rather changed the events that triggered such payments.
Pursuant to the Retention Agreements, on December 18, 2009 the Company paid a total of $269,000, less applicable withholding taxes, to the Officers (the “Retention Payments”). If the Officers were to voluntarily resign their employment prior to the earlier to occur of (a) the closing of the proposed Merger and (b) March 31, 2010, they were to immediately repay the Retention Payments to the Company. The date under (a) and (b) is referred to as the “Separation Date.” Neither of the Officers resigned prior to March 31, 2010 and the Merger never closed, so each Officer was entitled to keep the full amount of her respective Retention Payment.
Under the Retention Agreements, each of the Officers agreed to execute an amendment to the Retention Agreements (the “Amendment”) on or about the Separation Date to extend and reaffirm the promises and covenants made by them in the Retention Agreements through the Separation Date. The Retention Agreements provided for severance payments totaling $538,000, less applicable withholding taxes (the “Severance Payments”); payable in a lump sum on the eighth day after the Officers signed the Amendment.

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
Following guidance in IRS Notice 98-52 related to the “safe harbor” 401(k) plan method, non-highly compensated employees will receive a contribution from the Company equal to 3% of their annual salaries, as defined in the Code. Such contributions vest immediately and are paid annually following each year end. These “safe harbor” contributions by the Company were less than $1,500 for the quarter and six months ended June 30, 2011.

9. Net Income (Loss) per Share
The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator
Net income (loss)	$4,714	$(3,104)	$(1,795)	$(4,871)
Preferred stock dividends forfeited (earned)	78	(87)	78	(87)

Numerator for basic EPS — net income (loss) attributable to common stockholders	4,792	(3,191)	(1,717)	(4,958)

Effect of dilutive securities:
Preferred stock dividends	—	—	—	—

Numerator for diluted EPS — net income (loss) attributable to common stockholders	$4,792	$(3,191)	$(1,717)	$(4,958)

Denominator:
Weighted-average shares outstanding:
Basic EPS	12,389	772	6,700	715
Effect of dilutive convertible preferred stock	544,482	—	—	—

Denominator for diluted EPS	556,871	772	6,700	715

Basic EPS	$0.39	$(4.13)	$(0.26)	$(6.93)

Diluted EPS	$0.01	$(4.13)	$(0.26)	$(6.93)

At June 30, 2011 and 2010, the potentially dilutive securities include 4.4 billion and 17.3 million shares, respectively, reserved for the exercise of outstanding stock options and warrants. The Series C-11 Preferred was convertible into 887 million and 3.5 million shares of common stock at June 30, 2011 and 2010, respectively.
10. Commitments and Contingencies
As of June 30, 2011, there were no material operating leases, notes payable, purchase commitments or capital leases.
The Company maintains its operations in a temporary space under a short-term arrangement and expects that it will transition to permanent space under a long-term lease if and when a Strategic Transaction is consummated.

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
In March 2011, we acquired the rights to RIL compounds (the “Compounds”) from privately held GliaMed, Inc. (“GliaMed”). The RIL technology was acquired pursuant to an asset purchase agreement (“Asset Agreement”) for a nominal amount, and if certain milestones noted below were met, GliaMed would have been eligible to receive additional consideration consisting of up to 8,205 shares of newly designated Series E Convertible Preferred Stock (“Series E Preferred”), which would have been convertible into approximately 20% of the Company’s fully diluted outstanding common stock on an as-converted basis. The issuance of the shares was tied to the achievement of certain development and regulatory milestones. GliaMed would have also been eligible for a potential cash payment if a Compound was approved by the FDA or EMA in two or more clinical indications.
Also in March 2011, we entered into a Consent and Amendment Agreement (the “Consent Agreement”), with certain holders of our convertible redeemable Series C-1 preferred stock (“Series C-1 Preferred”), in order to amend certain terms of the Company’s Securities Purchase Agreement, dated as of May 24, 2010 (“Securities Purchase Agreement”). The purpose of the Consent Agreement was to revise certain terms of the Company’s outstanding preferred securities in connection with the Company’s acquisition of the Compounds. Additionally, as part of the Consent Agreement, the Company designated five new series of preferred stock: its Series C-11 Convertible Preferred Stock (“Series C-11 Preferred”), Series C-21 Convertible Preferred Stock (“Series C-21 Preferred”), Series D-11 Convertible Preferred Stock (“Series D-11 Preferred”), Series D-21 Convertible Preferred Stock (“Series D-21 Preferred” and collectively with the Series C-11 Preferred, the Series C-21 Preferred and the Series D-11 Preferred, the “New Preferred Stock”) and Series E Preferred. The Company exchanged on a one-for-one basis each share of its existing Series C-1 Preferred that was outstanding for a new share of Series C-11 Preferred (see Note 5). Unless otherwise indicated, references herein to Series C-11 Preferred reflect the one-for-one exchange. Under the Consent Agreement, the holders agreed to the following, among other changes: (i) a temporary suspension of dividends on Series C-11 Preferred and Series C-21 Preferred,(together with the Series C-11 Preferred, the “Series C1 Preferred”), (ii) to provide an additional cash payment of $0.2 million in exchange for the right to receive Series C-21 Preferred upon the achievement of certain pre-specified results in the preclinical study of one of the Compounds (the “Preclinical Milestone”), (iii) to increase the warrants that must be exercised for cash from 10,268 to 10,646 units, (iv) the mandatory exercise of $7.4 million of such warrants upon the achievement of the Preclinical Milestone, (v) the mandatory exercise of the remaining $3.2 million of warrants upon the achievement of a future clinical milestone and (vi) an automatic one-time downward conversion price adjustment following the reverse stock split.
Following the acquisition of the Compounds, we initiated a confirmatory preclinical animal study in April 2011 studying the lead RIL compound, LJP1485. This study was completed in May 2011, after which we received final data from Charles River Laboratories, our clinical research organization (the “CRO”), which showed that the predetermined study endpoints, as set forth on the Asset Agreement, were not met and that the LJP1485 compound did not show statistically significant improvement in the study endpoints as compared to vehicle (placebo).

Pursuant to the Consent Agreement, our existing holders of Series C-11 Preferred (the “Preferred Stockholders”) were not required to exercise their cash warrants (the “Cash Warrants”) due to the failure of the LJP1485 study. The Preferred Stockholders elected to not exercise the Cash Warrants, which then provided GliaMed with the right to reacquire the Compounds through the purchase of the outstanding capital stock of Jewel Merger Sub, Inc. (which held title to the Compounds) for the same nominal consideration that GliaMed received at the closing of our acquisition of the Compounds.
On June 30, 2011, we entered into an Amendment Agreement with certain holders of our Series C-11 Preferred (the “Holders”) in order to provide us with additional working capital to allow us to more fully evaluate additional product acquisition or in-licensing opportunities that are currently being investigated. The Holders agreed to waive the dividends on their shares of Series C-11 Preferred for the period from June 1, 2011 to August 31, 2011 (the “Waived Dividend”) and agreed to provide us with additional working capital by July 29, 2011, in an amount to be determined. As of August 14, 2011, no additional working capital had been contributed to us. In addition, our two executive officers agreed to a temporary reduction in their salaries and work hours from July 1, 2011 to August 31, 2011.
Since we did not consummate a “strategic transaction” (as defined in the Securities Purchase Agreement) by the February 26, 2011 deadline under the Securities Purchase Agreement, (a “Strategic Transaction”), as of June 30, 2011, the outstanding preferred stockholders have the right to demand redemption of approximately $5.3 million of Series C-11 Preferred, although such redemption is not currently considered probable because our search for a drug candidate to develop is ongoing.
Our current business operations are focused on maximizing the value of our assets and utilizing the expertise of our management team and Board of Directors to identify other suitable assets for development. Strategic alternatives that we are considering may include the following:
•	Pursue potential other strategic transactions, which could include mergers, license agreements or other collaborations, with third parties where we seek new compounds for development and seek additional capital; and/or
•	Develop, sell or out-license our Riquent program, although we may not receive any significant value upon such a sale or license.
Our stockholders previously approved a proposal that authorized our Board of Directors, in its discretion, to effect up to two reverse splits of our outstanding common stock, par value $0.0001 per share subject to certain parameters. Pursuant to this authority, our Board of Directors approved and implemented one such reverse stock split, which became effective as of 5:00 p.m. (Eastern Time) on April 14, 2011, with such reverse stock split having an exchange ratio of 1-for-100 (the “Reverse Stock Split”). No fractional shares were issued and, instead, stockholders received the cash value of any fractional shares that would have been issued. All common stock shares and per share information in this report have been retroactively restated to reflect the Reverse Stock Split.
Previously, in May 2010, we sold approximately 290,000 shares of common stock and 5,134 shares of Series C-11 Preferred, for aggregate gross proceeds of approximately $6.0 million in a private placement. The investors also received a three-year warrant to purchase, for cash, an additional 10,268 shares of Series C-21 Preferred for an aggregate exercise price of approximately $10.3 million. Until June 2011, the investors were required to exercise the warrants and purchase the additional shares of Series C-21 Preferred under the Strategic Transaction described above. These warrants are no longer subject to a mandatory exercise term.
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
Each share of New Preferred Stock was initially convertible into shares of our common stock at a conversion rate of 667 shares of common stock per share of preferred stock that is converted; effective May 7, 2011, this conversion rate increased to 166,667 shares pursuant to a one-time adjustment that was made following the Reverse Stock Split. The Series C1 Preferred will bear a dividend of 15% per annum, payable semi-annually in additional shares of convertible preferred stock. The holders of Series C-11 Preferred can demand redemption. The Company is required to obtain the vote of the holders of the New Preferred Stock prior to taking certain corporate actions and, until April 2011, had also agreed to certain limitations on spending.
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
The fair value of our derivative liabilities is estimated using option pricing models that are based on the individual characteristics of the common stock and preferred stock, the derivative liability on the valuation date, probabilities related to our operations and potential clinical development (based on industry data), as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The option pricing models of our derivative liabilities are estimates and are sensitive to changes to certain inputs used in the options pricing models. To better estimate the fair value of our derivative liabilities at each reporting period, the binomial option pricing models and their inputs were refined based on information available to the Company. Such changes did not have a significant impact on amounts recorded in previous interim reporting periods.
There have been no material changes to the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed on April 14, 2011.
Recent Accounting Pronouncements
In May 2011, the FASB issued authoritative guidance regarding common fair value measurements and disclosure requirements in U.S. GAAP and IFRSs. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs. This guidance is effective on a prospective basis for annual and interim reporting periods beginning after December 15, 2011. We do not expect that adoption of this standard will have a material impact on our financial position or results of operations.

In June 2011, the FASB issued authoritative guidance regarding comprehensive income. This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per shire is calculated or presented. This guidance is required to be applied retrospectively and is effective for fiscal years and interim periods beginning after December 15, 2011. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact our financial position or results of operations.
Results of Operations
There were no revenues for the three and six months ended June 30, 2011 and 2010.
For both the three months and six months ended June 30, 2011, we incurred $0.2 million in research and development expense primarily related to costs associated with the preclinical study compared to only nominal expenses for the same periods in 2010.
For the three and six months ended June 30, 2011, general and administrative expense decreased to $0.7 million and $1.2 million, respectively, from $0.9 million and $2.7 million for the same periods in 2010. The decrease of $0.2 million for the three months ended June 30, 2011 as compared to the same period in 2010 is primarily the result of decreased salaries and wages in 2011 due to bonus incentives paid in the second quarter of 2010 for the May 2010 financing partially offset by the write down of the GliaMed assets in the second quarter of 2011. The decrease of $1.5 million for the six months ended June 30, 2011 as compared to the same period in 2010 is due to lower salaries and wages as a result of bonus incentives paid for the May 2010 financing and for retention bonuses paid in the first quarter of 2010 to the remaining officers totalling $1.0 million, lower employee benefits of $0.2 million for a decrease in stock compensation expense, a decrease in consulting and professional services of $0.3 million, and a decrease of $0.1 million in insurance premiums, partially offset by the $0.2 million impairment charge for the GliaMed assets.
For the three months ended June 30, 2011, non-operating income as a result of adjustments to the estimated fair value of derivative liabilities was $5.4 million. For the six months ended June 30, 2011, non-operating expense as a result of adjustments to the estimated fair value of derivative liabilities was $0.6 million. The derivative liabilities issued in the May 2010 financing were remeasured at their estimated fair value as of June 30, 2011, resulting in a net decrease in value of $5.4 million for the three months ended June 30, 2011 primarily due to the decrease in the price per share of our common stock, the conversion of 248 shares of Series C-11 Preferred into common stock and changes in other inputs to the valuation models used to estimate the liabilities. This decrease in value was recorded as non-operating income. The net increase in the estimated fair value of derivative liabilities of $0.6 million for the six months ended June 30, 2011 was primarily due to a downward adjustment to the conversion price after the Reverse Stock Split in April 2011, the increase in the number of outstanding Series C-21 Warrants by a total of 378 units and changes in other inputs to the valuation models used to estimate the liabilities. This increase in value was recorded as non-operating expense.
The estimated fair value of derivative liabilities upon issuance for the three and six months ended June 30, 2010 was $5.0 million. Non-operating income as a result of adjustments to the estimated fair value of derivative liabilities for the three and six months ended June 30, 2010 was $3.0 million. The derivative liabilities issued in the May 2010 financing were remeasured at their estimated fair value as of June 30, 2010 resulting in a decrease in value from their issuance based upon changes in the inputs to the valuation models used to estimate the liabilities. This resulted in $3.0 million of non-operating income for the three and six months ended June 30, 2010.

The non-operating income or expense as a result of adjustments to the estimated fair value of derivative liabilities is non-cash income or expense. Accounting rules require that our derivative instruments be adjusted to their fair market values at each reporting date, which may cause us to report significant non-cash gains or losses as our stock price moves down or up. Prior results may not be indicative of future results.
Financing transaction costs for the three and six months ended June 30, 2010 were $0.2 million. The costs directly related to completing the May 2010 financing and were primarily comprised of legal expenses. There were no such costs for the same period in 2011.
Other income and other expense, net, increased to $0.2 million of income for the three and six months ended June 30, 2011 from less than $0.1 million of expense for the same periods in 2010. The increase was due to reclassification of the $0.2 million received from the Preferred Stockholders in April 2011 to miscellaneous income as a result of the failure of the preclinical study in May 2011, pursuant to the Consent Agreement.
Liquidity and Capital Resources
From inception through June 30, 2011, we have incurred a cumulative net loss of approximately $429.9 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through June 30, 2011, we have raised approximately $417.0 million in net proceeds from sales of equity securities.
At June 30, 2011, we had $5.8 million in cash as compared to $6.9 million of cash at December 31, 2010. Of our available cash at June 30, 2011, we could be required to pay up to $5.3 million upon the redemption of our outstanding Series C-11 Preferred. Such redemption was not considered probable as of June 30, 2011. Our working capital was negative $1.1 million at June 30, 2011, as compared to $0.5 million at December 31, 2010 and is largely driven by our derivative liability obligations which will likely change in value in the future. The decrease in cash resulted from the use of our financial resources to fund our general corporate operations.
In March 2011, we received funding of approximately $0.2 million from certain of our investors to defray the costs of the confirmatory preclinical study of LJP1485. In addition, we are preserving cash through the temporary forfeiture/waiver of dividends on our outstanding Series C1 Preferred for the period from November 26, 2010 to August 31, 2011 (which reduces the number of shares of Series C1 Preferred potentially subject to redemption), as well as through temporary reductions in the salaries of our current officers.
Our history of recurring losses from operations, our cumulative net loss as of June 30, 2011, and the absence of any current revenue sources raise substantial doubt about our ability to continue as a going concern.
In June 2011, we entered into a short-term lease for office space. No notes payable, purchase commitments, capital leases or other material operating leases existed as of June 30, 2011.
Our current business operations are focused on using our financial resources to fund our current obligations while we seek to continue to assess new assets for development and consider the feasibility of the potential further development of Riquent, as described above. In the future, it is possible that we will not have adequate resources to support continued operations and we will need to cease operations.
Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:
•	our ability to consummate a strategic transaction such as a merger, license agreement or other collaboration with a third party where we seek new compounds for development and seek additional capital; and
•	our ability to sell, out-license or otherwise develop our Riquent program;

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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
I. RISK FACTORS RELATING TO LA JOLLA PHARMACEUTICAL COMPANY AND THE INDUSTRY IN WHICH WE OPERATE.
The risk factors presented below update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”) and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. The following factors, along with those in the documents noted above, should be reviewed carefully, in conjunction with the other information contained in this Report and our financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-Q and presented elsewhere by our management from time to time. See “Part I, Item 2—Forward-Looking Statements.”

We have only limited assets, no ongoing clinical trials and no products.
As of June 30, 2011, we had a deficit of approximately $1.1 million in working capital, no ongoing clinical trials and no approved products. Although we retain the rights to the Riquent patent estate, the value of the estate is uncertain and has been written down under United States generally accepted accounting principles (“GAAP”) to zero. Even with the money raised in the May 2010 financing and the additional funding of $0.2 million received in March 2011, we have only limited assets available to operate and develop our business. We are utilizing the funds received in March 2011, and a portion of the funds received in the May 2010 financing, to continue to evaluate certain product acquisition or in-licensing opportunities that are currently being investigated
If we are not able to acquire rights to another drug candidate for development and the investors redeem their shares of C-11 Preferred, we would have only limited cash and would likely be forced to liquidate the Company. In that event, the funds resulting from the liquidation of our assets, net of amounts payable, would likely return only a small amount, if anything, to our stockholders.
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
The terms of the Certificate of Designations for the Series C1/D1 Preferred Stock impose many restrictions on the Company and our ability to engage in certain actions. For example, the Certificate of Designations provides that without the approval by at least two-thirds of the then outstanding preferred stockholders, the Company may not: issue capital stock; enter into a definitive agreement that, if consummated, would effect a change of control; amend its certificate of incorporation; or take corporate action that, if consummated, would represent a strategic transaction, such as a joint venture, partnership, development agreement, license agreement or the further development of Riquent, with or without a third party. Accordingly, even if we identify an opportunity to further develop another drug candidate or Riquent, our ability to enter into an appropriate arrangement to continue our operations may be more difficult than in the absence of these restrictions. We may be prohibited from entering into an agreement to acquire rights to another drug candidate for development or developing a partnership to further develop Riquent if we do not receive approval from the requisite investors. If we cannot develop a product candidate, our resources will continue to be depleted and our ability to continue operations will be adversely affected. Moreover, since the Company was not able to consummate a Strategic Transaction on or before February 26, 2011, the holders of Series C1 Preferred may require the Company to redeem their shares for an amount equal to the sum of $1,000 per share of Series C1 Preferred (subject to adjustment in certain circumstances) then outstanding and all accrued and unpaid dividends on such share of Series C1 Preferred. Such payment would further deplete the Company’s resources and, as such, may result in the Company having to liquidate its business.
The May 2010 financing has already caused, and will continue to cause, our existing stockholders to suffer substantial dilution.
Upon the closing of the May 2010 financing, the Company issued to the investors approximately 290,000 shares of common stock and approximately 5,134 shares of Series C-11 Preferred. The issuance of such a large number of shares of common stock diluted the ownership of our existing holders of common stock and provided the new investors with a sizeable interest in the Company. Moreover, the shares of Series C-11 Preferred issued to the investors are currently convertible into common stock at a rate of 166,667 shares of common stock for each share Series C-11 Preferred held (after giving effect to the adjustment in exercise price following our reverse stock split). Thus, when the investors convert their shares of Series C-11 Preferred, there will be a significant increase in the number of shares of common stock outstanding. Existing stockholders will accordingly suffer further dilution. At the closing of the financing, investors also received warrants to purchase shares of Series C-21 Preferred, which are also currently convertible into common stock at a rate of 166,667 shares of common stock for every share of Series C-21 Preferred held. Further dilution to existing stockholders will occur upon conversion of the shares of Series C-21 Preferred issuable upon exercise of the warrants. Moreover, certain shares of Series C1 Preferred are entitled to dividends that are payable in additional shares of like series of preferred stock. The current conversion rate of 166,667 shares of common stock for each share of Series C1 Preferred may be adjusted upon certain events, resulting in an increase in the number of shares of common stock that will be issued upon conversion of one share of Series C1 Preferred, which will serve to further dilute the ownership of existing stockholders.
Our financial reporting is complicated and may confuse investors.
The securities we issued in the May 2010 financing have certain features that result in mark-to-market accounting under FASB Topic of Derivatives and Hedging. These accounting rules require that our derivative instruments be adjusted to their fair market values at each reporting date. The fair market values are based on option pricing models and require various inputs, including our stock price, which may change from period to period. Changes in these inputs, such as increases or decreases in our stock price, will change the value of the derivative instruments, which means that we will likely report significant non-cash gains or losses in future periods. These non-cash gains and losses can be very substantial each period and may result in significant period-over-period swings in our GAAP operating results. For example, for the quarter ended June 30, 2011, we recorded a non-cash net gain on the fair value of our derivative instruments of approximately $5.4 million. As a result, investors are cautioned to carefully read our financial statements, the notes thereto and Management’s Discussion & Analysis of Financial Condition and Results of Operations for a more complete understanding of our operating results. Prior results may not be indicative of future results and periods reflecting significant non-cash income under these accounting rules would not correspond to significant positive cash flows that investors may normally expect.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

10.1	Amendment Agreement, dated June 30, 2011, by and among La Jolla Pharmaceutical Company and the undersigned parties thereto (1)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Company’s Current Report on Form 8-K, filed July 5, 2011 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company
Date: August 12, 2011	/s/ Deirdre Y. Gillespie
Deirdre Y. Gillespie, M.D.
President and Chief Executive Officer (On behalf of the Registrant)

/s/ Gail A. Sloan
Gail A. Sloan
Chief Financial Officer and Secretary (As Principal Financial and Accounting Officer)