Form 10-K
period 2011-12-31
LA JOLLA PHARMACEUTICAL CO
filed 2012-03-30
CIK 920465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 0-24274

LA JOLLA PHARMACEUTICAL COMPANY

(Exact name of registrant as specified in its charter)

Delaware	33-0361285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4370 La Jolla Village Drive, Suite 400, San Diego, CA 92122

(Address of principal executive offices, including Zip Code)

Registrant’s telephone number, including area code: (858) 452-6600

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2011 totaled approximately $266,000 based on the closing price of $0.86. As of March 23, 2012, there were 5,542,519 shares of the Company’s common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual stockholders’ report for the year ended December 31, 2011 are incorporated by reference into Parts I and II. Portions of the proxy statement for the 2012 annual stockholders’ meeting are incorporated by reference into Part III.

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

PART I

In this report, all references to “we,” “our,” “us” and “the Company” refer to La Jolla Pharmaceutical Company, a Delaware corporation, our wholly owned subsidiary SL JP Sub, Inc. and our formerly wholly owned subsidiary, Jewel Merger Sub, Inc.

Item 1. Business

Overview

La Jolla Pharmaceutical Company is a biopharmaceutical company that was incorporated in Delaware in 1989. We had historically focused on the development and testing of Riquent as a treatment for Lupus nephritis. Lupus is an antibody-mediated disease caused by abnormal B cell production of antibodies that attack healthy tissues. From August 2004 to February 2009, Riquent was being studied in a double-blinded multicenter Phase 3 clinical trial, called the “ASPEN” trial, which was determined to be futile in February 2009. Accordingly, the ASPEN trial and the development of Riquent were discontinued in 2009. We do not currently plan to spend any additional effort on the development of Riquent.

In March 2011, the Company and its formerly wholly-owned subsidiary, Jewel Merger Sub, Inc., acquired the rights to compounds known as Regenerative Immunophilin Ligands (“RILs” or “Compounds”) from privately held GliaMed, Inc. (“GliaMed”). The Compounds were acquired pursuant to an asset purchase agreement for a nominal amount, and if certain development and regulatory milestones were met, the Company would have paid GliaMed additional consideration consisting of up to 8,205 shares of newly designated Series E Convertible Preferred Stock, which would have been convertible into approximately 20% of the Company’s fully diluted outstanding common stock on an as-converted basis. GliaMed would have also been eligible for a potential cash payment from the Company if a Compound was approved by the Food and Drug Administration, or FDA, or European Medicines Agency, or EMA, in two or more clinical indications.

Following the acquisition of the Compounds, the Company initiated a confirmatory preclinical animal study in April 2011 studying the lead RIL compound, LJP1485. This study was completed in May 2011, after which the Company received final data from the Company’s clinical research organization, which data showed that the predetermined study endpoints were not met and that the LJP1485 compound did not show statistically significant improvement in the study endpoints as compared to vehicle (placebo). Due to the failure of the study, the Company halted the further development of the Compounds and GliaMed reacquired the Compounds through the purchase of the outstanding capital stock of Jewel Merger Sub, Inc. (which held title to the Compounds) for the same nominal consideration that GliaMed received at the closing of the Company’s acquisition of the Compounds.

On January 19, 2012, we acquired rights to certain assets, including a lead clinical-stage compound designated GCS-100, from privately held Solana Therapeutics, Inc. (“Solana”), which was wholly owned by our largest holder of Series C-11 Convertible Preferred Stock. The GCS-100 compound, which inhibits the expression of galectin-3 and may represent a novel treatment for certain types of cancers, was acquired pursuant to an asset purchase agreement for nominal consideration. As a result of our acquisition of these assets, we are now focused on the development of treatments that inhibit the activity of galectins as a means of treating human diseases such as cancer and chronic organ failure.

GCS-100 Overview

We intend to leverage the unique biochemistry of the galectin family of proteins to pursue the development of innovative therapies to a multitude of human diseases. In particular, over-expression of galectin-3 (one member of the galectin family) has been implicated in cancer and chronic organ failure. Thus, modulation of galectin-3 activity is an attractive therapeutic target. GCS-100, our lead product, is a first-in-class inhibitor designed to sequester and eliminate circulating levels of galectin-3.

Galectins are lectins. Lectins are proteins found in the body that specifically interact with carbohydrate sugars located in, on the surface of and in between cells. This interaction causes the cells to change behavior, including cell movement, multiplication, and other cellular functions. The interactions between lectins and their target carbohydrate sugars occur via a carbohydrate recognition domain, or CRD, within the lectin. Galectins are a subfamily of lectins that have a CRD that bind specifically to ß-galactoside sugar molecules. Galectins have a broad range of functions, including mediation of cell survival and adhesion, promotion of cell-cell interactions, growth of blood vessels, immune regulation and inflammation.

Over-expression of galectin-3 has been implicated in a number of human diseases including cancer and chronic organ failure. As such, this makes modulation of the activity of galectin-3 an attractive target for therapy in these diseases. Our initial programs will accordingly focus on modulation of galectin-3 in cancer using GCS-100, a complex polysaccharide that binds to and blocks the effects of galectin-3. We plan to develop GCS-100 and other inhibitors of galectin molecules as proprietary new agents subject to FDA approval.

Recent Developments

On January 19, 2012, we entered into a Consent and Amendment Agreement (the “Amendment Agreement”) with certain of our Series C-11 Convertible Preferred Stock holders to amend the terms of our Securities Purchase Agreement, dated as of May 24, 2010 (“Securities Purchase Agreement”), and the forms of Cash Warrants (as defined in the Securities Purchase Agreement) and Cashless Warrants (as defined in the Securities Purchase Agreement) initially issued under the Securities Purchase Agreement, as well as to adopt a Certificate of Designations, Preferences and Rights of Series C-12 Convertible Preferred Stock (“Series C-12 Stock”), Series C-22 Convertible Preferred Stock (“Series C-22 Stock”), Series D-12 Convertible Preferred Stock (“Series D-12 Stock”) and Series D-22 Convertible Preferred Stock (“Series D-22 Stock”). Under the Amendment Agreement, the term of the warrants was extended to the third anniversary of the acquisition of the GCS-100 assets from Solana and the warrants were amended so that they would be exercisable for shares of 2012 New Preferred Stock (defined below).

As part of the Amendment Agreement, the Company designated four new series of preferred stock on January 19, 2012: its Series C-12 Stock, Series C-22 Stock, Series D-12 Stock, and Series D-22 Stock (collectively, the “2012 New Preferred Stock”). The Company exchanged, on a one-for-one basis, each share of its existing Series C-11 Convertible Preferred Stock that was outstanding for a new share of Series C-12 Stock. Each holder of 2012 New Preferred Stock may convert its 2012 New Preferred Stock shares into the Company’s common stock, par value $0.0001 per share (“Common Stock”), subject to a weekly conversion cap set forth in the Series C/D Certificate. Each 2012 New Preferred Stock holder may only convert such preferred shares into Common Stock to the extent that after such conversion such holder beneficially owns less than 9.999% of the Company’s issued and outstanding Common Stock.

On the first anniversary of the asset purchase agreement (i.e., January 19, 2013), the holders of Series C-12 Stock will have a one-time right to elect to redeem a number of shares of Series C-12 Stock equal to the lesser of (i) the entire balance of the outstanding Series C-12 Stock, and (ii) 2,900 shares of Series C-12 Stock. The 2012 New Preferred Stock also allows for redemption by its holders following the occurrence of certain other events, such as a breach of the terms and conditions of the Series C/D Certificate. If the holders of Series C-12 Stock redeem a number of shares of Series C-12 Stock equal to or greater than the lesser of: (i) the entire balance of the outstanding Series C-12 Stock and (ii) 2,900 shares of Series C-12 Stock, then Solana shall have the right for a period of 10 business days following the earlier of (i) or (ii) above, to elect to purchase from the Company all right, title and interest in and to the GCS-100 assets, upon repaying to the Company the nominal consideration initially paid pursuant to the asset purchase agreement.

As part of the Amendment Agreement, the Company agreed to implement a reverse split of the Company’s Common Stock. Pursuant to the authority delegated to the Company’s Board of Directors at a meeting of stockholders held in August 2010, the Company implemented a 1-for-100 reverse split of its common stock on February 17, 2012 (the “2012 Reverse Stock Split”). No fractional shares were issued and, instead, stockholders received the cash value of any fractional shares that would have been issued. Share amounts in this report are shown post-split and therefore have been adjusted to reflect the 2012 Reverse Stock Split as well as the reverse stock split that occurred as of April 14, 2011 (“the 2011 Reverse Stock Split”).

Clinical Study

As part of the asset purchase agreement with Solana, we agreed to use commercially reasonable efforts to complete a Phase 2a clinical study of GCS-100. As of the date of this report, we were developing a strategy for the GCS-100 clinical development plan and expect to finalize such plans during the second quarter of 2012.

Patents and Proprietary Technologies

As a part of the acquisition of the rights to GCS-100 and the related assets, the Company acquired certain patents and patent rights. On February 23, 2012, the Company received from the U.S. Patent and Trademark Office a notification of issuance for the Company’s patent application covering certain claims relating to GCS-100. The patent was issued on March 6, 2012 and will expire on March 13, 2028, without giving effect to any potential patent term extensions that may be available in the future under the Hatch-Waxman Amendments to the Drug Price Competition and Patent Term Restoration Act of 1984. In addition to the issued patent, the Company has one pending patent application in Europe, one pending patent application in Canada and two pending patent applications in the United States related to GCS-100, which applications will not likely extend beyond March 28, 2015 (subject to any possible patent term extension).

All of our previously issued and pending patents related to Riquent have been written off or sold. In order to conserve cash, we have stopped paying patent maintenance and prosecution costs on certain Riquent related patents, and will need to either reinstate these patents by paying back fees, where possible and desirable, or let them irrevocably lapse. Certain issued and pending Riquent patents and pending applications have irrevocably lapsed and will not be possible to reinstate. At the present time, we are considering whether there continues to be potential value in the Riquent patent estate.

Competition

The biotechnology and pharmaceutical industries are subject to rapid technological change. Competition from domestic and foreign biotechnology companies, large pharmaceutical companies and other institutions is intense and expected to increase. A number of companies are pursuing the development of pharmaceuticals in our targeted areas. These include companies that are conducting clinical trials and pre-clinical studies in the field of galectin mediation.

In addition, there are a number of academic institutions, both public and private, engaged in activities relating to the research and development of the treatment of cancer, major organ failure and the potential role of galectin mediation as a therapy. Most of these companies and institutions have substantially greater facilities, resources, research and development capabilities, regulatory compliance expertise, and manufacturing and marketing capabilities than we do. In addition, other technologies may in the future be the basis of competitive products. There can be no assurance that our competitors will not develop or obtain regulatory approval for products more rapidly than we can, or develop and market technologies and products that are more effective than those we are developing or that would render our technology and proposed products obsolete or noncompetitive.

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

The steps required before a pharmaceutical compound may be marketed in the United States include: pre-clinical laboratory and animal testing; submission to the FDA of an Investigational New Drug application (“IND”), which must become effective before clinical trials may commence; conducting adequate and well-controlled clinical trials to establish the safety and efficacy of the drug; submission to the FDA of a New Drug Application (“NDA”) or Biologic License Application (“BLA”) for biologics; satisfactory completion of an FDA preapproval inspection of the manufacturing facilities to assess compliance with cGMPs; and FDA approval of the NDA or BLA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each drug-manufacturing establishment used must be registered with the FDA and be operated in conformity with cGMPs. In addition, drug product manufacturing facilities may be subject to state and local regulatory requirements.

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

Employees

As of March 23, 2012, we employed two regular full-time employees (one of whom has an M.D., Ph.D.) and utilized a number of consultants and third party service organizations on an as-needed basis. George Tidmarsh, M.D., Ph.D. is the sole member of our senior management team and has prior experience with pharmaceutical, biotechnology or medical product companies. We are highly dependent on the services of Dr. Tidmarsh and, if we are successful in completing our planned Phase 2a study of GCS-100, we will need to hire additional personnel to assist with the continued development of the drug candidate. There can be no assurance that we will be able to attract and retain the individuals needed.

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

Item 1A. Risk Factors

I. RISK FACTORS RELATING TO THE COMPANY AND THE INDUSTRY IN WHICH WE OPERATE.

If the future clinical study of GCS-100 is unsuccessful, we will likely be forced to liquidate the Company.

As part of the Amendment Agreement, on the first anniversary of the asset purchase agreement (i.e., January 19, 2013), the holders of Series C-12 Stock may elect to redeem a number of shares of Series C-12 Stock equal to the lesser of (i) the entire balance of the outstanding Series C-12 Stock, and (ii) 2,900 shares of Series C-12 Stock. Although we do not expect that these stockholders will demand redemption prior to the completion of the future clinical study, it is possible for them to do so. If the Company is required to redeem the Series C-12 Stock, we would have very limited financial resources remaining and will likely be forced to liquidate the Company. Additionally, in that circumstance, we expect that Solana would exercise its repurchase right, which means that we would lose the rights to the GCS-100 compound and receive only nominal consideration upon Solana’s reacquisition of the compound.

We have only limited assets and we have limits under our charter on our ability to fully spend the cash assets that we currently have.

As of December 31, 2011, we had no revenue sources, an accumulated deficit of $439.6 million and available cash and cash equivalents of $5.0 million, of which, at that time, up to $5.0 million could be required to be paid upon the triggering of a redemption right under our outstanding Series C-12 Stock including accrued dividends. Although we acquired the GCS-100 patent estate in January 2012 for nominal consideration and we retain the rights (to the extent not forfeited) to the Riquent patent estate, the values of these assets are highly uncertain and Riquent has been written down under United States generally accepted accounting principles (“GAAP”) to nearly zero. As a result, we have only limited assets available to operate and develop our business. We are utilizing a portion of our existing cash balances to conduct future clinical study of GCS-100 and to evaluate whether or not GCS-100 should be developed further. If we determine that GCS-100 does not warrant further development and the investors redeem their C-12 Stock, we would have only limited cash and would likely be forced to liquidate the Company. In that event, the funds resulting from the liquidation of our assets, net of amounts payable, would likely return only a small amount, if anything, to our stockholders.

Additionally, the Series C/D Certificate contains a term that, for a period of one year, purports to render ultra vires any transaction in which the Company causes its net cash balance to fall below $2.9 million. Thus, if the Company authorizes any expenditure or enters into any contract whereby the Company’s cash balance falls below this threshold, it is possible that a court could find that the Company did not have the requisite corporate authority to take such action. Accordingly, the Company intends to limit its overall expenditures through February 2013 so that it maintains this minimum balance. As a result, the Company effectively had only $1.9 million available for the maintenance of operations and development of GCS-100 for the period of February 2012 through February 2013, notwithstanding the working capital appearing on the Company’s balance sheet at that time.

The technology underlying GCS-100 is uncertain and unproven.

The development efforts for the GCS-100 technology are based on unproven technologies and therapeutic approaches that have not been widely tested or used. To date, no products that use the GCS-100 technology have been approved or commercialized. Application of our technology to treat cancer is in early stages. Preclinical studies and future clinical trials of GCS-100 may be viewed as a test of our entire approach to developing cancer therapeutics. If GCS-100 does not work as intended, or if the data from our future clinical study indicates that GCS-100 is not safe and effective, the applicability of our technology for successfully treating cancer will be highly uncertain. As a result, there is a significant risk that our therapeutic approaches will not prove to be successful, and there can be no guarantee that our drug technologies will result in any commercially successful products.

We have recently experienced significant turnover in senior management.

Recently, we have experienced significant turnover in our senior management team, including the departures of our Chief Executive Officer, Chief Financial Officer and all three members of our board of directors. As a result of these changes, we have a new management team and board of directors. It is not yet possible to assess how effective this new management team will be or whether the board will be able to work together to accomplish the Company’s business objectives. Additionally, changes in management are disruptive to the organization and any further changes, which will be necessary as the Company grows and needs to add additional members to the management team, may slow the Company’s progress toward its goals. Changes in composition of our board of directors may also be disruptive and the loss of the experience and capabilities of any of our board members may reduce the effectiveness of the board.

We have a small management team and are highly dependent on the services of George Tidmarsh, our Chief Executive Officer. Additionally, we will face challenges in growing our headcount over time.

We have only one officer, George Tidmarsh, who serves as our Chief Executive Officer and as our principal financial officer. Dr. Tidmarsh is responsible for planning the development of our upcoming Phase 2a clinical study of GCS-100 and oversees all aspects of our day-to-day operations. Accordingly, we are highly dependent on the services of Dr. Tidmarsh and, if we lost his services, our ability to continue the development of GCS-100 within the time periods and budgets we have planned would be severely compromised.

Additionally, if we are successful in developing GCS-100, we will need to hire additional employees to support expanded operations. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled employees. This type of environment creates intense competition for qualified personnel, particularly in clinical and regulatory affairs, sales and marketing and accounting and finance. We may not be successful attracting or retaining additional employees, which could limit our ability to grow and successfully manage our business over time.

Our ability to raise additional capital and enter into strategic transactions requires the approval of our preferred stockholders.

The terms of the Series C/D Certificate impose certain restrictions on the Company and our ability to engage in selected actions that may be out of the ordinary course of business. For example, the Series C/D Certificate provides that without the approval by at least 80% of the then outstanding preferred stockholders, the Company may not: issue capital stock; enter into a definitive agreement that, if consummated, would effect a change of control; amend its certificate of incorporation; or take corporate action that, if consummated, would represent a strategic transaction. Additionally, the Company may not, until after February 2013, incur expenditures that would cause the Company’s cash balances to fall below $2.9 million. Accordingly, even if we identify an opportunity to further develop GCS-100 or another drug candidate, our ability to enter into an appropriate arrangement to continue our operations may be more difficult than in the absence of these restrictions. We may be prohibited from developing a partnership to further develop GCS-100, or entering into an agreement to acquire rights to another drug candidate for development if we do not receive approval from the requisite investors. If we cannot develop a product candidate, our resources will continue to be depleted and our ability to continue operations will be adversely affected.

Our financial reporting is complicated and may confuse investors.

The securities we issued in the May 2010 financing have certain features that result in mark-to-market accounting under FASB Topic of Derivatives and Hedging. These accounting rules require that our derivative instruments be adjusted to their fair market values at each reporting date. The fair market values are based on option pricing models and require various inputs, including our stock price, which may change from period to period. Changes in these inputs, such as increases or decreases in our stock price, will change the value of the derivative instruments, which means that we will likely report significant non-cash gains or losses in future periods. These gains and losses can be very substantial each period and may result in significant period-over-period swings in our GAAP operating results. For example, for the year ended December 31, 2011, we recorded a non-cash net loss on the fair value of our derivative instruments of approximately $9.5 million. As a result, investors are cautioned to carefully read our financial statements, the notes thereto and the Management’s Discussion & Analysis of Financial Condition and Results of Operations for a more complete understanding of our operating results. Prior results may not be indicative of future results and periods reflecting significant non-cash income under these accounting rules would not correspond to significant positive cash flows that investors may normally expect.

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

The FDA and foreign regulatory authorities have substantial discretion in the approval process and may not agree that we have demonstrated that our drug candidates are safe and effective. If our drug candidates are ultimately not found to be safe and effective, we would be unable to obtain regulatory approval to manufacture, market and sell them. We can provide no assurances that the FDA or foreign regulatory authorities will approve GCS-100 or, if approved, what the approved indication for GCS-100 might be.

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

We do not manufacture our drug candidates and we do not plan to develop any capacity to do so. We plan to contract with third-party manufacturers to manufacture GCS-100. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production which include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. The third-party manufacturers we may contract with may not perform as agreed or may terminate their agreements with us.

In addition to product approval, any facility in which GCS-100 is manufactured or tested for its ability to meet required specifications must be approved by the FDA and/or the EMA before a commercial product can be manufactured. Failure of such a facility to be approved could delay the approval of GCS-100.

Any of these factors could cause us to delay or suspend any future clinical trials, regulatory submissions, required approvals or commercialization of GCS-100, entail higher costs and result in our being unable to effectively commercialize products.

Our success in developing and marketing our drug candidates depends significantly on our ability to obtain patent protection. In addition, we will need to successfully preserve our trade secrets and operate without infringing on the rights of others.

We depend on patents and other unpatented intellectual property to prevent others from improperly benefiting from products or technologies that we may have developed or acquired. Our patents and patent applications cover various technologies and drug candidates, including GCS-100. There can be no assurance, however, that any additional patents will be issued, that the scope of any patent protection will be sufficient to protect us or our technology, or that any current or future issued patent will be held valid if subsequently challenged. There is a substantial backlog of biotechnology patent applications at the United States Patent and Trademark Office that may delay the review and issuance of any patents. The patent position of biotechnology firms like ours is highly uncertain and involves complex legal and factual questions, and no consistent policy has emerged regarding the breadth of claims covered in biotechnology patents or the protection afforded by these patents. Additionally, a recent U.S. Supreme Court opinion further limits the scope of patentable inventions in the life sciences space and has added increased uncertainty around the validity of certain patents that have been issued and the patentability of certain pending patent applications. We intend to continue to file patent applications as believed appropriate for patents covering both our products and processes. However, there can be no assurance that patents will be issued from any of these applications, or that the scope of any issued patents will protect our technology.

We do not necessarily know if others, including competitors, have patents or patent applications pending that relate to compounds or processes that overlap or compete with our intellectual property or which may affect our freedom to operate.

However, there can be no assurance that patents will not ultimately be found to impact the advancement of our drug candidates, including GCS-100. If the United States Patent and Trademark Office or any foreign counterpart issues or has issued patents containing competitive or conflicting claims, and if these claims are valid, the protection provided by our existing patents or any future patents that may be issued could be significantly reduced, and our ability to prevent competitors from developing products or technologies identical or similar to ours could be negatively affected. In addition, there can be no guarantee that we would be able to obtain licenses to these patents on commercially reasonable terms, if at all, or that we would be able to develop or obtain alternative technology. Our failure to obtain a license to a technology or process that may be required to develop or commercialize one or more of our drug candidates may have a material adverse effect on our business. In addition, we may have to incur significant expense and management time in defending or enforcing our patents.

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

Competition from domestic and foreign biotechnology companies, large pharmaceutical companies and other institutions is intense and is expected to increase. A number of companies and institutions are pursuing the development of pharmaceuticals in our targeted areas. Many of these companies are very large, and have financial, technical, sales and distribution and other resources substantially greater than ours. The greater resources of these competitors could enable them to develop competing products more quickly than we are able to, and to market any competing product more quickly or effectively so as to make it extremely difficult for us to develop a share of the market for our products. These competitors also include companies that are conducting clinical trials and pre-clinical studies in the field of cancer therapeutics. Our competitors may develop or obtain regulatory approval for products more rapidly than we do. Also, the biotechnology and pharmaceutical industries are subject to rapid changes in technology. Our competitors may develop and market technologies and products that are more effective or less costly than those we are developing, or that would render our technology and proposed products obsolete or noncompetitive.

II. RISK FACTORS RELATED SPECIFICALLY TO OUR STOCK.

We currently have 5.5 million shares of common stock outstanding and currently may be required to issue up to 6.7 billion shares of common stock upon conversion of existing preferred stock and preferred stock warrants. Such an issuance would be significantly dilutive to our existing common stockholders.

Upon the closing of the May 2010 financing, the Company issued to investors approximately 5,134 shares of Series C-12 Preferred. In light of the conversion ratio of our preferred stock (213,083 shares of common stock underlying every one share of Series C-12 Preferred), the issuance of such a large number of preferred shares diluted the ownership of our existing stockholders and provided the new investors with a sizeable interest in the Company. These investors also received warrants to purchase shares of other series of preferred stock that may also be converted into common stock at a rate of 213,083 shares of common stock for every share of preferred stock held.

Giving effect to the potential exercise of the outstanding preferred warrants, and assuming the conversion of all preferred stock into common stock at the current conversion rate, we would have approximately 6.7 billion shares of common stock issued and outstanding, although the issuance of the common stock upon the conversion of our preferred stock is limited by a 9.999% beneficial ownership cap for each preferred stockholder. With approximately 5.5 million shares of common stock issued and outstanding as of the date of this report, the issuance of this number of shares of common stock underlying the preferred stock would represent approximately 99% dilution to our existing stockholders. It is possible that our current stock price does not reflect our fully-diluted and as-converted capital structure, which means that the conversion of preferred stock into common stock could significantly reduce our stock price.

Future adjustments to the conversion prices of our convertible securities may result in further dilution of our stockholders’ ownership upon conversion of such securities.

The conversion price for the 2012 New Preferred Stock was automatically adjusted downward following the 2012 Reverse Stock Split because the average of the closing sales prices following the stock split was less than ten times the split-adjusted conversion price. Accordingly, the conversion price of the 2012 New Preferred Stock was reduced to a price equal to 10% of the average stock price at that time. Effective on March 3, 2012, each share of 2012 New Preferred Stock became convertible into approximately 213,083 shares of common stock; prior to that date, each share of 2012 New Preferred Stock was convertible into approximately 1,667 shares of common stock.

The conversion price of our outstanding preferred stock has a “full ratchet” anti-dilution adjustment, which means that it will be further reduced if we issue additional shares of common stock, or common stock equivalents, for consideration that is less than the then applicable conversion price, or if the conversion or exercise price of any common stock equivalent is adjusted or modified to a price less than the then applicable conversion price. If such adjustments occur, our outstanding preferred stock will be convertible into a greater number of shares and our current stockholders’ ownership holdings will be further diluted upon conversion of such preferred stock into common stock.

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

Our stock has historically experienced significant price and volume volatility and could continue to be volatile. Market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors, among others, can have a significant effect on the market price of our securities:

•	significant conversions of preferred stock into common stock and sales of these shares;

•	results from our preclinical studies and clinical trials;

•	limited financial resources;

•	announcements regarding financings, mergers or other strategic transactions;

•	future sales of significant amounts of our capital stock by us or our stockholders;

•	developments in patent or other proprietary rights;

•	developments concerning potential agreements with collaborators; and

•	general market conditions and comments by securities analysts.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We maintain our operations in a temporary space under a short-term arrangement and expect that we will continue that arrangement through at least the end of fiscal 2012.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information About Our Common Stock

As of March 4, 2010, our common stock was delisted from the Nasdaq Capital Market and began trading on the Pink OTC Markets, under the symbol “LJPC.PK” and has since transitioned to The OTC Bulletin Board (the “OTC BB”). Set forth below are the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years, adjusted to reflect the 1-for-100 reverse split of our common stock, which was implemented in February 2012.

	Prices
	High	Low
Year Ended December 31, 2011
First Quarter	$420	$200
Second Quarter	315	0.55
Third Quarter	2.90	0.20
Fourth Quarter	0.42	0.20
Year Ended December 31, 2010
First Quarter	$2,640	$600
Second Quarter	840	360
Third Quarter	490	300
Fourth Quarter	390	200

We have never paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. The number of common stock shares outstanding as of March 23, 2012 was 5,542,519 shares.

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

•

Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for the year ended December 31, 2011 to the results for the year ended December 31, 2010.

•	Liquidity and capital resources. This section provides an analysis of our cash flows as well as material subsequent changes.

Overview and Recent Developments

We are a biopharmaceutical company dedicated to the development of treatments that significantly improve outcomes in patients with life-threatening diseases. Our team is focusing on the science of galectins to develop innovative new therapies to treat human diseases such as cancer and chronic organ failure.

We intend to leverage the unique biochemistry of the Galectin family of proteins to develop innovative therapies to a multitude of human diseases. In particular, over-expression of galectin-3 (one member of the galectin family) has been implicated in cancer and chronic organ failure. Thus, modulation of galectin-3 activity is an attractive therapeutic target. GCS-100, our lead product, is a first-in-class inhibitor designed to sequester and eliminate circulating levels of galectin-3.

We have never generated any revenue from product sales and have relied on public and private offerings of securities, revenue from collaborative agreements, equipment financings and interest income on invested cash balances for our working capital. We expect that our research and development expenses will increase in the future as we initiate future clinical studies of GCS-100 or if we commence activities related to any additional drug candidates. We will need additional funds to finance our future operations. Our historical operations and the financial information included in this report are not necessarily indicative of our future operating results or financial condition. As of December 31, 2011, our accumulated deficit was approximately $439.6 million, which principally represented cumulative expenditures developing Riquent as a potential treatment for Lupus.

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

On January 20, 2012, we announced that we acquired rights to GCS-100 from privately held Solana. The GCS-100 compound was acquired pursuant to an asset purchase agreement for nominal consideration. We announced that the Company entered into a Consent and Amendment Agreement with certain of its Series C-11 Convertible Preferred Stock holders to amend the terms of the Securities Purchase Agreement, and the forms of Cash Warrants and Cashless Warrants, as well as to adopt the Series C/D Certificate. Under the Amendment Agreement, the termination date of the Cash Warrants and Cashless Warrants was amended to extend the termination date to the date that is three years following the closing of the asset purchase (i.e., January 19, 2015). Additionally, the mandatory redemption provision of the Cash Warrants was removed.

On February 17, 2012, we amended our Certificate of Incorporation to effect a 1-for-100 reverse split of our outstanding common stock.

On March 9, 2012, we announced that the holders converted approximately 67 shares of Series C-12 Convertible Preferred Stock, $0.0001 par value per share into 3,457,692 shares of common stock, $0.0001 par value per share since November 14, 2011. Following these conversions, the Company had a total of 4,249,105 shares of common stock issued and outstanding. As a result of the adjustment that followed the Company’s recent 1-for-100 reverse stock split, the Series C-12 Preferred is convertible into common stock at a rate of 213,083 shares of common stock for each share of Series C-12 Preferred, subject to a weekly conversion cap as well as a limitation that each holder may only convert such shares of Series C-12 Preferred into common stock to the extent that after such conversion such holder owns less than 9.999% of the Company’s issued and outstanding common stock.

The number of common stock shares outstanding as of March 23, 2012 was 5,542,519 shares. Approximately 6 shares of Series C-12 Convertible Preferred Stock, $0.0001 par value per share has been converted into 1,293,414 shares of common stock, $0.0001 par value per share since March 9, 2012.

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

Share-based compensation

Share-based compensation expense for the years ended December 31, 2011 and 2010 was approximately $0.3 million and $0.5 million, respectively. As of December 31, 2011, there was approximately $0.2 million of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. As share-based compensation expense recognized for fiscal years 2011 and 2010 is based on awards ultimately expected to vest, share-based compensation expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted-average period of 10 months. Additional share-based compensation expense for any new share-based payment awards granted after December 31, 2011 under all equity compensation plans cannot be predicted at this time because it will depend on, among other matters, the amounts of share-based payment awards granted in the future.

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

Derivative Liabilities

In conjunction with the financing we closed in May 2010, we issued Series C-1 Preferred Stock that contained certain embedded derivative features, as well as warrants that are accounted for as derivative liabilities (see Note 4 to our consolidated financial statements included in Part IV). These derivative liabilities were determined to be ineligible for equity classification due to provisions of the underlying preferred stock, which is also ineligible for equity classification, whereby redemption is outside our sole control and due to provisions that may result in an adjustment to their exercise or conversion price.

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

New Accounting Pronouncements

In May 2011, the FASB issued authoritative guidance regarding common fair value measurements and disclosure requirements in U.S. GAAP and IFRS. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs. This guidance is effective on a prospective basis for annual and interim reporting periods beginning after December 15, 2011. The Company does not expect that adoption of this standard will have a material impact on its consolidated financial position or results of operations.

In June 2011, the FASB issued authoritative guidance regarding comprehensive income that it amended in December 2011. This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and (2) requires the consecutive presentation of the statement of net income and other comprehensive income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This guidance is required to be applied retrospectively and is effective for fiscal years and interim periods beginning after December 15, 2011. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact the Company’s consolidated financial position or results of operations.

Results of Operations

Years Ended December 31, 2011 and 2010

Revenue. There were no revenues for the years ended December 31, 2011 and 2010.

Research and Development Expense. During the year ended December 31, 2011, we incurred $0.2 million in research and development expense primarily related to costs associated with the preclinical study of LJP1485 compared to only nominal expenses for the year ended December 31, 2010. Following the acquisition of the GCS-100 compound in January 2012, we expect research and development expenditures to increase going forward.

General and Administrative Expense. For the year ended December 31, 2011, general and administrative expense decreased to $2.1 million from $3.9 million for the year ended December 31, 2010. The decrease is primarily due to a $1.4 million decrease in salaries and benefits expense. Additional decreases include a $0.2 million decrease in legal fees, a $0.1 million decrease in accounting fees, and a $0.1 million decrease in consulting fees, partially offset by the $0.2 million impairment charge for the GliaMed assets.

Non-Operating Income/Expense. For the year ended December 31, 2011, non-operating expense as a result of adjustments to the estimated fair value of derivative liabilities was $9.5 million. The derivative liabilities issued in the May 2010 financing were remeasured at their estimated fair value as of December 31, 2011, resulting in a net increase in value of $9.2 million for the year ended December 31, 2011. The increase is primarily due to a planned “strategic transaction” in January 2012 which increased the probability of a transaction and other changes in variables and underlying shares for revaluation in our binomial pricing models. This increase in value was recorded as non-operating expense for the year ended December 31, 2011.

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

Non-operating income as a result of adjustments to the estimated fair value of derivative liabilities for the year ended December 31, 2010 was $5.3 million. The derivative liabilities issued in the May 2010 financing were remeasured at their estimated fair value as of December 31, 2010, resulting in a net decrease in value from their date of issuance, based upon a decrease in the price per share of common stock and changes in other inputs to the valuation models used to estimate the liabilities, of $5.3 million. This decrease in value was recorded as non-operating income for the year ended December 31, 2010.

The non-operating income and expense recorded as a result of adjustments to the estimated fair value of derivative liabilities is non-cash income or expense. Accounting rules require that our derivative instruments be adjusted to their fair values at each reporting date, which may cause us to report significant non-cash gains or losses as our stock price moves down or up. Prior results may not be indicative of future results.

Financing transaction costs for the year ended December 31, 2010 were $0.2 million. The costs directly related to completing the May 2010 financing and were primarily comprised of legal expenses. There were no such costs for the same period in 2011.

Other Income/ Expense.

Other income and other expense, net, increased to $0.2 million of income for the year ended December 31, 2011 from less than $0.1 million of expense for the same period in 2010. The increase was due to reclassification of the $0.2 million received from the Preferred Stockholders in April 2011 to miscellaneous income as a result of the failure of the preclinical study of LJP1485 in May 2011, pursuant to the Consent Agreement.

Preferred Stock Dividend. On November 25, 2011 and 2010, we paid dividends in-kind on the outstanding Series C-1 Preferred Stock issued in the May 2010 financing of $0.1 million and $0.4 million, respectively. As of December 31, 2011 and 2010, we accrued dividends payable in-kind on the outstanding Series C-1 Preferred Stock of $0.1 million and $0.1 million, respectively.

Net Operating Loss and Research Tax Credit Carryforwards. At December 31, 2008, we had federal and California income tax net operating loss carryforwards that are subject to Internal Revenue Code of 1986, as amended, Section 382/383 limitations of net operating loss and research and development credit carryforwards. In February 2009 and May 2010, we experienced changes in ownership at times when our enterprise value was minimal. As a result of these ownership changes and the low enterprise value, our federal and California net operating loss carryforwards and federal research and development credit carryforwards as of December 31, 2011 will be subject to limitation under IRC Section 382/383 and more likely than not will expire unused.

Liquidity and Capital Resources

From inception through December 31, 2011, we have incurred a cumulative net loss of approximately $439.6 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through December 31, 2011, we have raised approximately $413 million in net proceeds from sales of equity securities.

At December 31, 2011, we had $5.0 million in cash, of which, at that time, up to $5.0 million could be required to be paid upon the triggering of a redemption right under our outstanding Series C-1 Preferred Stock including accrued dividends, as compared to $6.9 million of cash at December 31, 2010. We had negative working capital at December 31, 2011 of $10.4 million compared to positive working capital of $0.5 million at December 31, 2010. Our working capital is largely driven by our derivative liability obligations which will likely change in value in the future. The decrease in cash resulted from the use of our financial resources to fund our general corporate operations.

In March 2011, we received funding of approximately $0.2 million from certain of our investors to help defray the costs of a confirmatory preclinical study of LJP1485. In addition, we preserved cash through a temporary reduction in the salaries of our former officers.

Our history of recurring losses from operations, our cumulative net loss as of December 31, 2011, and the absence of any current revenue sources raise substantial doubt about our ability to continue as a going concern.

In June 2011, we entered into a short-term lease for office space. No notes payable, purchase commitments, capital leases or other material operating leases existed as of December 31, 2011.

We are utilizing the funds received in the May 2010 financing to conduct future clinical studies and to evaluate whether or not GCS-100 should be developed further. If we determine that GCS-100 does not warrant further development and the investors redeem their C-12 Preferred Stock, we would have only limited cash and would likely be forced to liquidate the Company. In that event, the funds resulting from the liquidation of our assets, net of amounts payable, would likely return only a small amount, if anything, to our stockholders.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2011. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011. Such information is incorporated herein by reference.

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

Item 11. Executive Compensation.

Information required by this item will be contained in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December  31, 2011. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information required by this item will be contained in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011. Such information is incorporated herein by reference.

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

LA JOLLA PHARMACEUTICAL COMPANY

	By:	/s/ George Tidmarsh
March 30, 2012		George Tidmarsh, M.D., Ph.D.
President, Chief Executive Officer and
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Tidmarsh George Tidmarsh, M.D., Ph.D.	Director, President, Chief Executive Officer and Secretary (Principal Executive, Financial and Accounting Officer)	March 30, 2012

/s/ Saiid Zarrabian	Director	March 30, 2012
Saiid Zarrabian

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

La Jolla Pharmaceutical Company

San Diego, California

We have audited the accompanying consolidated balance sheets of La Jolla Pharmaceutical Company as of December 31, 2011 and 2010 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of La Jolla Pharmaceutical Company at December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit of $439.6 million and a stockholders’ deficit of $15.6 million as of December 31, 2011 and has no current source of revenues. These factors, among others discussed in Note 1, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

San Diego, California

March 30, 2012

La Jolla Pharmaceutical Company

Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$5,040	$6,866
Prepaids and other current assets	60	67

Total current assets	5,100	6,933

	$5,100	$6,933

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$8	$39
Accrued expenses	240	178
Accrued payroll and related expenses	7	85
Derivative liabilities	15,270	6,102

Total current liabilities	15,525	6,404

Series C-1 redeemable convertible preferred stock, $0.0001 par value; 11,000 shares authorized, 5,043 and 5,573 shares issued and outstanding at December 31, 2011 and 2010, respectively (redemption value and liquidation preference in the aggregate of $5,116 and $5,652 at December 31, 2011 and 2010, respectively)	5,133	47
Commitments
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 6,000,000,000 shares authorized, 874,746 and 947,101 shares issued and outstanding at December 31, 2011 and 2010, respectively	—	—
Additional paid-in capital	424,071	428,563
Accumulated deficit	(439,629)	(428,081)

Total stockholders’ equity (deficit)	(15,558)	482

	$5,100	$6,933

See accompanying notes.

La Jolla Pharmaceutical Company

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2011	2010
Expenses:
Research and development	$177	$13
General and administrative	2,097	3,915

Total expenses	2,274	3,928

Loss from operations	(2,274)	(3,928)
Other income (expense):
Fair value of derivative liabilities in excess of proceeds	—	(5,015)
Adjustments to fair value of derivative liabilities	(9,508)	5,347
Financing transaction costs	—	(163)
Other income (expense), net	234	(1)

Net loss	(11,548)	(3,760)
Preferred stock dividends earned after forfeits	(119)	(466)

Net loss and comprehensive loss attributable to common stockholders	$(11,667)	$(4,226)

Basic and diluted net loss per share	$(31.59)	$(5.00)

Shares used in computing basic and diluted net loss per share	369	832

See accompanying notes.

La Jolla Pharmaceutical Company

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2011 and 2010

(In thousands, except share data)

	Series C-1 Redeemable Convertible Preferred Stock		Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009	—	$—	—	$—	65,722,648	$7	$428,533	$(424,321)	$4,219
Issuance of common stock, net	—	—	—	—	28,970,435	2	(2)	—	—
Issuance of Series C-1 preferred stock for cash	5,134	—	—	—	—	—	—	—	—
Issuance of Series C-1 preferred stock first right of negotiation	50	12	—	—	—	—	—	—	—
Issuance of Series C-1 preferred stock dividends	389	35	—	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	16,977	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	489	—	489
Series C-1 preferred stock dividends	—	—	—	—	—	—	(466)	—	(466)
Reverse stock split as of April 14, 2011					(93,762,959)	(9)	9	—	—
Net loss	—	—	—	—	—	—	—	(3,760)	(3,760)

Balance at December 31, 2010	5,573	47	—	—	947,101	—	428,563	(428,081)	482
Issuance of Series C-1 preferred stock dividends	58	58	—	—	—	—	—	—	—
Conversion of Series C-1 preferred stock	(588)	(588)	—	—	86,527,541	9	895	—	904
Share-based compensation expense	—	—	—	—	—	—	254	—	254
Series C-1 preferred stock dividends	—	90	—	—	—	—	(197)	—	(197)
Forfeit of Series C-1 preferred stock dividends	—	(5)	—	—	—	—	78	—	78
Reverse stock split as of February 20, 2012	—	—	—	—	(86,559,895)	(9)	9	—	—
Adjustment to redemption value	—	5,531	—	—	—	—	(5,531)	—	(5,531)
Net loss	—	—	—	—	—	—	—	(11,548)	(11,548)

Balance at December 31, 2011	5,043	$5,133	—	$—	874,746	$—	$424,071	$(439,629)	$(15,558)

See accompanying notes.

La Jolla Pharmaceutical Company

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2011	2010
Operating activities
Net loss	$(11,548)	$(3,760)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	254	489
Issuance of Series C-1 Preferred Stock for services	—	12
Fair value of derivative liabilities in excess of proceeds	—	5,015
Loss/(gain) on adjustment to fair value of derivative liabilities	9,508	(5,347)
Changes in operating assets and liabilities:
Prepaids and other current assets	7	519
Accounts payable and accrued expenses	31	(231)
Accrued payroll and related expenses	(78)	(88)

Net cash used for operating activities	(1,826)	(3,391)
Financing activities
Proceeds from issuance of derivative obligations	—	6,003

Net cash provided by financing activities	—	6,003

Net increase (decrease) in cash and cash equivalents	(1,826)	2,612
Cash and cash equivalents at beginning of period	6,866	4,254

Cash and cash equivalents at end of period	$5,040	$6,866

Supplemental disclosure of cash flow information:
Interest paid	$—	$—

Change in par value of capital stock	$—	$(938)

Issuance of common stock at par value, offset by paid-in capital reduction	$—	$290

Conversion of preferred stock into common stock	$904	$—

Reclassification of preferred stock currently redeemable	$5,531	$—

Preferred stock dividends forfeited	$17	$78

Dividends paid in Series C-1 Preferred Stock	$58	$388

See accompanying notes.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business Activity

La Jolla Pharmaceutical Company (the “Company”) is a biopharmaceutical company dedicated to the development of treatments that significantly improve outcomes in patients with life-threatening diseases.

Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While the basis of presentation remains that of a going concern, the Company has a history of recurring losses from operations and, as of December 31, 2011, the Company had no revenue sources, an accumulated deficit of $439,629,000, a stockholders’ deficit of $15,558,000 and available cash and cash equivalents of $5,040,000 all of which could be required to be paid upon the exercise of redemption rights under the Company’s outstanding preferred securities including accrued dividends (see Note 4). Such redemption was not considered probable as of December 31, 2011. However, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Significant 2012 Events

On January 19, 2012, the Company entered into an Asset Purchase Agreement (the “Agreement”), dated as of January 19, 2012, with Solana Therapeutics, Inc., a Delaware corporation (“Solana”). Pursuant to the Agreement, the Company agreed to acquire from Solana the global development and commercialization rights to and certain assets related to an investigational new drug referred to as GCS-100 (“GCS-100”), which include patents and patent rights, regulatory registrations and study drug supplies (collectively, the “Purchased Assets”). The acquisition of the Purchased Assets was completed on January 19, 2012 and the Company agreed to pay a nominal amount for the Purchased Assets at that time.

On January 19, 2012, the Company entered into a Consent and Amendment Agreement (the “Amendment Agreement”) with certain of its Series C-11 Convertible Preferred Stock holders to amend the terms of the Securities Purchase Agreement, dated as of May 24, 2010 (“Securities Purchase Agreement”), and the forms of Cash Warrants (as defined in the Securities Purchase Agreement) and Cashless Warrants (as defined in the Securities Purchase Agreement), as well as to adopt the Certificate of Designations, Preferences and Rights of Series C-12 Convertible Preferred Stock (“Series C-12 Stock”), Series C-22 Convertible Preferred Stock (“Series C-22 Stock”), Series D-12 Convertible Preferred Stock (“Series D-12 Stock”) and Series D-22 Convertible Preferred Stock (“Series D-22 Stock”) (the “Series C/D Certificate”). Under the Amendment Agreement, the Termination Date (as defined in the Cash Warrants and Cashless Warrants) is amended to extend the Termination Date to the date that is three years following the closing of the asset purchase. Additionally, the mandatory redemption provision of the Cash Warrants is removed.

As part of the Amendment Agreement, the Company designated four new series of preferred stock on January 19, 2012: its Series C-12 Stock, Series C-22 Stock, Series D-12 Stock, and Series D-22 Stock (collectively, the “ 2012 New Preferred Stock”). It exchanged on a one-for-one basis each share of its existing Series C-11 Convertible Preferred Stock that was outstanding for a new share of Series C-12 Stock. Each holder of 2012 New Preferred Stock may convert its 2012 New Preferred Stock shares into the Company’s common stock, par value $0.0001 per share (“Common Stock”), subject to a weekly conversion cap equal to the product of the face amount of the outstanding Series C-12 Stock held by the stockholder on the Closing multiplied by the Conversion Cap (as defined in the Series C/D Certificate) for such week. Depending on the Volume-Weighted Closing Price, or VWCP (as defined in the Series C/D Certificate), for the last three Trading Days (as defined in the Series C/D Certificate) during the previous calendar week, the Conversion Cap can range from 0% to 3.76%. Each 2012 New Preferred Stock holder may only convert such preferred shares into common stock to the extent that after such conversion such holder owns less than 9.999% of the Company’s issued and outstanding common stock.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

On the first anniversary of the Agreement (i.e. January 19, 2013), the holders of Series C-12 Stock may redeem a number of shares of Series C-12 Stock equal to the lesser of (i) the entire balance of the outstanding Series C-12 Stock, and (ii) 2,900 shares of Series C-12 Stock. The 2012 New Preferred Stock also allows for redemption by its holders following the occurrence of certain other events. If the holders of Series C-12 Stock redeem a number of shares of Series C-12 Stock equal to or greater than the lesser of (i) the entire balance of the outstanding Series C-12 Stock and (ii) 2,900 shares of Series C-12 Stock, then Solana shall have the right for a period of 10 business days following the earlier of (i) or (ii) above, to elect to purchase from the Company all right, title and interest in and to the Purchased Assets, including any assets and patent rights arising from the Purchased Assets after the Closing of the asset purchase, upon repaying to the Company the nominal consideration paid pursuant to the Agreement.

The Company’s Board of Directors, approved a reverse stock split effective on February 17, 2012, with such reverse stock split having an exchange ratio of 1-for-100 (the “ 2012 Reverse Stock Split”). No fractional shares were issued and, instead, stockholders received the cash value of any fractional shares that would have been issued. Share amounts in the consolidated financial statements are shown post-split and therefore have been retroactively adjusted to reflect the 2012 Reverse Stock Split.

Significant 2011 Events

In March 2011, the Company and its formerly wholly-owned subsidiary, Jewel Merger Sub, Inc. acquired the rights to compounds known as Regenerative Immunophilin Ligands (“RILs” or “Compounds”) from privately held GliaMed, Inc. (“GliaMed”). The Compounds were acquired pursuant to an Asset Purchase Agreement (the “Asset Agreement”) for a nominal amount, and if certain development and regulatory milestones were met, the Company would have paid GliaMed additional consideration consisting of up to 8,205 shares of newly designated Series E Convertible Preferred Stock (“Series E Preferred”), which would have been convertible into approximately 20% of the Company’s fully diluted outstanding common stock on an as-converted basis. GliaMed would have also been eligible for a potential cash payment from the Company if a Compound was approved by the Food and Drug Administration, or FDA, or European Medicines Agency, or EMA, in two or more clinical indications (see Note 3).

Also in March 2011, the Company entered into a Consent and Amendment Agreement (the “Consent Agreement”), dated as of March 29, 2011, with certain holders of convertible redeemable Series C-1 preferred stock (“Series C-1 Preferred”), in order to amend certain terms of the Company’s Securities Purchase Agreement, dated as of May 24, 2010 (“Securities Purchase Agreement”) (see Note 4). The purpose of the Consent Agreement was to revise certain terms of the Company’s outstanding preferred securities in connection with the Company’s acquisition of the Compounds. Additionally, as part of the Consent Agreement, the Company designated five new series of preferred stock: its Series C-11 Convertible Preferred Stock (“Series C-11 Preferred”), Series C-21 Convertible Preferred Stock (“Series C-21 Preferred”), Series D-11 Convertible Preferred Stock (“Series D-11 Preferred”), Series D-21 Convertible Preferred Stock (“Series D-21 Preferred” and collectively with the Series C-11 Preferred, the Series C-21 Preferred and the Series D-11 Preferred, the “New Preferred Stock”) and Series E Preferred. The Company exchanged on a one-for-one basis each share of its existing Series C-1 Preferred that was outstanding for a new share of Series C-11 Preferred (see Note 4).

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

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

The cost for this preclinical study, including the Company’s operating costs, of approximately $712,000 was funded through cash on hand, which was made available for this expense due to the forfeiture of dividends on the Company’s outstanding Series C-11 Preferred and Series C-21 Preferred (together the “Series C1 Preferred”) for the period from November 26, 2010 to May 31, 2011 (the “Forfeited Dividend”), the receipt of cash from certain current investors pursuant to the Consent Agreement, and a temporary reduction in the salaries of the Company’s then current officers. The stockholders no longer have any rights to receive stock for their Forfeited Dividend or any consideration for the cash payment made pursuant to the Consent Agreement.

On June 30, 2011, the Company entered into an Amendment Agreement with certain holders of Series C-11 Preferred (the “Holders”) in order to provide the Company with additional working capital to allow the Company to more fully evaluate additional product acquisition or in-licensing opportunities. The Holders agreed to waive the dividends on their shares of Series C-11 Preferred for the period from June 1, 2011 to August 31, 2011 and agreed to provide the Company with additional working capital by July 29, 2011, in an amount to be determined. In addition, the Company’s two executive officers at the time agreed to a temporary reduction in their salaries and work hours from July 1, 2011 to August 31, 2011. As of August 24, 2011, no additional working capital had been contributed to the Company.

On August 24, 2011, the Company entered into a Second Amendment Agreement with the Holders in order to provide the Company with additional working capital to allow the Company to continue to evaluate additional product acquisition or in-licensing opportunities. The Holders agreed to extend the waived dividends and the two executive officers at the time agreed to extend the temporary reduction in their salaries and work hours through October 31, 2011. The Holders also agreed to provide the Company with additional working capital, in an amount to be determined, by September 2, 2011 and then again by September 26, 2011, if as of such dates, the Company was continuing to pursue a Strategic Transaction. In September 2011, in accordance with the Consent Agreement, certain of the Holders agreed to waive the preferred stock conversion limits and converted 25 shares of Series C1 Preferred into common stock. The conversion reduced the redemption value of the Series C-11 Preferred by $25,000 and therefore increased working capital by the same amount. The dividends waived from June 1, 2011 through October 31, 2011 are referred to as the “Waived Dividend”.

As of December 31, 2011, the Preferred Stockholders had the right to require the Company to redeem all outstanding shares of Series C-11 Preferred for an aggregate sum of approximately $5,116,000. The Preferred Stockholders did not exercise this redemption right at December 31, 2011 or prior to the Asset Purchase Agreement in January 2012.

The Company’s Board of Directors, approved a reverse stock split effective on April 14, 2011, with such reverse stock split having an exchange ratio of 1-for-100 (the “2011 Reverse Stock Split”). No fractional shares were issued and, instead, stockholders received the cash value of any fractional shares that would have been issued. Share amounts at December 31, 2010 in the consolidated financial statements are shown post-split and therefore have been retroactively adjusted to reflect the 2011 Reverse Stock Split.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of La Jolla Pharmaceutical Company and its wholly-owned subsidiaries, SL JP Sub, Inc., which was incorporated in Delaware in December 2011 and Jewel Merger Sub, Inc., which was incorporated in Delaware in December 2009. In March 2011, the Company and Jewel Merger Sub, Inc. acquired assets related to certain Compounds from GliaMed. In June 2011, GliaMed repurchased the Compounds by acquiring all of the outstanding capital stock of Jewel Merger Sub for the same nominal amount that it received from the Company for the Compounds.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

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

Property and Equipment

Property and equipment is stated at cost and has been depreciated using the straight-line method over the estimated useful lives of the assets (primarily five years). As of December 31, 2011 and 2010, property and equipment was comprised of $2,186,000 of fully depreciated computer equipment and software. There was no depreciation expense for the years ended December 31, 2011 and 2010.

Patents

During January 2012, the Company acquired certain patents and patent rights for GCS-100 for nominal consideration as part of the Purchased Assets from Solana. The Company plans to file patent applications in the United States and in foreign countries for the protection of these proprietary technologies and drug candidates as deemed appropriate.

As a result of the futility determination in the Phase 3 ASPEN trial in February 2009, all of our previously issued and pending patents related to Riquent were sold, disposed of, or written off during 2009. As of December 31, 2011 and 2010, total issued and pending patent application costs and accumulated amortization were $0. Capitalized costs related to patent applications were charged to operations at the time a determination was made not to pursue such applications or they became impaired. There was no amortization expense for the years ended December 31, 2011 and 2010.

Share-Based Compensation

Share-based compensation expense for the years ended December 31, 2011 and 2010 was approximately $254,000 and $489,000, respectively. As of December 31, 2011, there was approximately $158,000 of total unrecognized compensation cost related to non-vested share-based payment awards granted under all equity compensation plans. As share-based compensation expense is based on awards ultimately expected to vest, share-based compensation expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 10 months.

Deferred charges for options granted to non-employees, other than non-employee directors, are periodically remeasured as the options vest. In September 2010, the Company granted non-qualified stock options to purchase a total of 200,000 shares of common stock to a consultant at an exercise price equal to the fair market value of the stock on the date of grant. As these stock options vest and become exercisable upon the achievement of future performance conditions that are not considered probable as of December 31, 2010, the Company recognized no compensation expense for these stock option grants during the year ended December 31, 2010. These options were cancelled in 2011 when the GliaMed asset was sold back to GliaMed.

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

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

Share-Based Award Valuation and Expense Information

The following table summarizes share-based compensation expense (in thousands) related to employee and director stock options for the years ended December 31, 2011 and 2010, as well as share-based compensation expense related to ESPP purchases for the year ended December 31, 2010:

	December 31,
	2011	2010
Research and development	$—	$—
General and administrative	254	489

Share-based compensation expense included in operating expenses	$254	$489

For the year ended December 31, 2010, the Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Options:

December 31, 2010
Risk-free interest rate	2.6%
Dividend yield	0.0%
Volatility	106.5%
Expected life (years)	5.8

For the year ended December 31, 2010, the Company estimated the fair value of ESPP purchase rights on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

ESPP:

December 31, 2010
Risk-free interest rate	0.15%
Dividend yield	0.0%
Volatility	90.5%
Expected life	3 months

There were no options granted during 2011. The weighted-average fair value of options granted was $0.04 for the year ended December 31, 2010. There were no ESPP purchases made during 2011. The weighted-average purchase price of shares purchased through the ESPP was $0.04 for the year ended December 31, 2010.

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

The expected life of employee and director stock options represents the weighted-average period the stock options are expected to remain outstanding. As a result of the Company’s restructuring following the negative results of the Riquent® Phase 3 ASPEN trial received in February 2009, the Company used the simplified method to determine the expected life of option grants made during the year ended December 31, 2010, as historical option exercise data was no longer considered indicative of future exercise patterns for grants made following the significant restructuring and operational changes that were made at the Company. The expected life for option grants made during the year ended December 31, 2010 was 5.8 years for the new and existing employee grants and the director grants. No option grants were made during 2011. The expected life for ESPP purchase rights represents the length of each purchase period. Because employees purchase stock quarterly, the expected term for ESPP purchase rights is three months for shares purchased during the year ended December 31, 2010. No ESPP purchases were made during 2011.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

Reverse Stock Split

The Board of Directors approved the reverse stock split (the “2012 Reverse Stock Split”) of the Company’s common stock, which became effective on February 17, 2012, with an exchange ratio of 1-for-100. As a result of the 2012 Reverse Stock Split, each 100 shares of the Company’s issued and outstanding common stock were automatically reclassified as and changed into one share of the Company’s common stock. No fractional shares were issued in connection with the 2012 Reverse Stock Split. Stockholders who were entitled to fractional shares instead became entitled to receive a cash payment in lieu of receiving fractional shares (after taking into account and aggregating all shares of the Company’s common stock then held by such stockholder) equal to the fractional share interest. The 2012 Reverse Stock Split affected all of the holders of the Company’s common stock uniformly.

The Board of Directors approved the reverse stock split (the “2011 Reverse Stock Split”) of the Company’s common stock, which became effective on April 14, 2011, with an exchange ratio of 1-for-100. As a result of the 2011 Reverse Stock Split, each 100 shares of the Company’s issued and outstanding common stock were automatically reclassified as and changed into one share of the Company’s common stock. No fractional shares were issued in connection with the 2011 Reverse Stock Split. Stockholders who were entitled to fractional shares instead became entitled to receive a cash payment in lieu of receiving fractional shares (after taking into account and aggregating all shares of the Company’s common stock then held by such stockholder) equal to the fractional share interest. The 2011 Reverse Stock Split affected all of the holders of the Company’s common stock uniformly.

All common stock share and per share information in the accompanying consolidated financial statements and notes thereto included in this report have been restated to reflect retrospective application of the 2012 and 2011 Reverse Stock Split for all periods presented, except for par value per share and the number of authorized shares, which were not affected. Shares of the Company’s common stock underlying outstanding options and warrants were proportionately reduced and the exercise prices of outstanding options and warrants were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of the Company’s common stock underlying outstanding convertible preferred stock and warrants were proportionately reduced and the conversion rates were proportionately decreased in accordance with the terms of the agreements governing such securities.

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

Because the Company has incurred a net loss of all periods presented in the consolidated Statements of Operations, common stock issuable upon the conversion of preferred stock and the exercise of stock options and warrants are not included in the computation of net loss per share because their effect is anti-dilutive. At December 31, 2011 and 2010, the potentially dilutive securities include 6.7 billion and 21 million shares, respectively, reserved for the conversion of convertible preferred stock, including accrued dividends, and the exercise of outstanding stock options and warrants. Of the potentially dilutive securities, 1.1 billion potentially dilutive common shares relate to presently issued and outstanding shares of preferred stock at December 31, 2011.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

Derivative Liabilities

In May 2010, the Company entered into definitive agreements with institutional investors and affiliates for a private placement of common stock, redeemable convertible preferred stock and warrants to purchase convertible preferred stock for initial proceeds of $6,003,000 (the “May 2010 Financing”). In conjunction with the May 2010 Financing, the Company issued redeemable convertible preferred stock that contained certain embedded derivative features, as well as warrants that are accounted for as derivative liabilities (see Notes 2 and 4). These derivative liabilities were determined to be ineligible for equity classification due to certain provisions of the underlying preferred stock, which is also ineligible for equity classification, whereby redemption is outside the sole control of the Company and due to provisions that may result in an adjustment to their exercise or conversion price.

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

Recently Issued Accounting Standards

In May 2011, the FASB issued authoritative guidance regarding common fair value measurements and disclosure requirements in U.S. GAAP and IFRS. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs. This guidance is effective on a prospective basis for annual and interim reporting periods beginning after December 15, 2011. The Company does not expect that adoption of this standard will have a material impact on its consolidated financial position or results of operations.

In June 2011, the FASB issued authoritative guidance regarding comprehensive income that it amended in December 2011. This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and (2) requires the consecutive presentation of the statement of net income and other comprehensive income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This guidance is required to be applied retrospectively and is effective for fiscal years and interim periods beginning after December 15, 2011. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact the Company’s consolidated financial position or results of operations.

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

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010, cash and cash equivalents were comprised of cash in checking accounts.

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

At December 31, 2011 and 2010, the estimated fair values of the liabilities measured on a recurring basis are as follows (in thousands):

	Fair Value Measurements at December 31, 2011
	Balance at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Embedded derivative liabilities	$3,680	$—	$—	$3,680
Warrant derivative liabilities	11,590	—	—	11,590

Total	$15,270	$—	$—	$15,270

	Fair Value Measurements at December 31, 2010
	Balance at December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Embedded derivative liabilities	$5,170	$—	$—	$5,170
Warrant derivative liabilities	932	—	—	932

Total	$6,102	$—	$—	$6,102

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the years ended December 31, 2011 and 2010 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Embedded Derivative Liabilities	Warrant Derivative Liabilities	Total
Balance at December 31, 2009	$—	$—	$—
Issuances	5,524	5,494	11,018
Adjustments to estimated fair value	(785)	(4,562)	(5,347)
Dividends paid in Series C-1 Preferred Stock	359	—	359
Accrued dividends payable in Series C-1 Preferred Stock	72	—	72

Balance at December 31, 2010	5,170	932	6,102
Adjustments to estimated fair value	(1,150)	10,658	9,508
Decrease of the embedded derivative liabilities for preferred shares converted into common stock	(361)	—	(361)
Reversal of previously accrued dividends	(72)		(72)
Dividends paid in Series C-1[1] Preferred Stock	41		41
Accrued dividends payable in Series C-1[1] Preferred Stock	52	—	52

Balance at December 31, 2011	$3,680	$11,590	$15,270

At the closing of the May 2010 Financing, the amount by which the fair value of the 2010 derivative liability issuances exceeded the proceeds from the May 2010 Financing of $5,015,000 was recorded to other expense. During the year ended December 31, 2011, the estimated fair value of derivative liabilities increased by $9,508,000, which was recorded as non-cash other expense. During the year ended December 31, 2010, the estimated fair value of derivative liabilities decreased by $5,347,000, which was recorded as non-cash other income, resulting in net other income of $332,000 for the year ended December 31, 2010.

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

In late May, 2011, the Company received final data from the Company’s clinical research organization, which showed that the predetermined study endpoints, as set forth in the Asset Agreement, were not met and that the LJP1485 compound did not show statistically significant improvement in the study endpoints as compared to vehicle (placebo).

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

4. Securities Purchase Agreement

On May 24, 2010, the Company entered into a Securities Purchase Agreement by and among the Company and the purchasers named therein (the “Purchasers”). The Purchasers included institutional investors as well as the Company’s Chief Executive Officer, Chief Financial Officer and an additional Company employee at that time. The total investment by these Company employees represented less than 3% of the proceeds received by the Company in the May 2010 Financing. Pursuant to the Securities Purchase Agreement, on May 26, 2010 (the “Closing Date” or “Closing”), for total consideration of $6,003,000, the Purchasers purchased (i) an aggregate of 289,704 shares of the Company’s Common Stock, par value $0.0001 per share, at a contractually stated price of $3.00 per share, and (ii) 5,134 shares of the Company’s Series C-11 Preferred, par value $0.0001 per share, at a contractually stated price of $1,000 per share. The Purchasers also received (i) Series D-11 Warrants to purchase 5,134 shares of the Company’s Series D-11 Preferred, par value $0.0001 per share, at an exercise price of $1,000 per share, which warrants may be exercised on a cashless basis, and (ii) Series C-21 Warrants to purchase 10,268 units, at an exercise price of $1,000 per unit, which warrants are exercisable only in cash, with each unit consisting of one share of the Company’s Series C-21 Preferred, par value $0.0001 per share, and an additional Series D-21 Warrant to purchase one share of the Company’s Series D-21 Preferred, par value $0.0001 per share, at an exercise price of $1,000 per share.

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

As discussed in Note 2, in March 2011, the Company entered into the Consent Agreement which amended the terms of the Securities Purchase Agreement. Under the Consent Agreement, the holders agreed to the following, among other changes: (i) a temporary suspension of dividends on Series C-11 Preferred and Series C-21 Preferred (ii) to provide an additional cash payment of approximately $236,000 in exchange for the right to receive Series C-21 Preferred upon the achievement of certain pre-specified results in the preclinical study of one of the Compounds (the “Preclinical Milestone”), (iii) to increase the warrants that must be exercised for cash from 10,268 to 10,646 units, (iv) the mandatory exercise of $7,452,000 of such warrants upon the achievement of the Preclinical Milestone, (v) the mandatory exercise of the remaining $3,194,000 of warrants upon the achievement of a future clinical milestone and (vi) an automatic one time downward conversion price adjustment following the 2011 Reverse Stock Split.

The Company filed its Series C/D Certificate and Series E Certificate (collectively, the “Certificates”) with the State of Delaware on March 30, 2011. Each Certificate provides the holders with the following rights:

•

The holders of New Preferred Stock and Series E Preferred Stock (collectively, the “C/D/E Preferred Stock”) do not have voting rights unless required by the Delaware General Corporation Law or as set forth below.

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

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

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

In June 2011, the Company entered into the Amendment Agreement which amended the terms of the Securities Purchase Agreement and the Consent Agreement. Under the Amendment Agreement, the Holders agreed to the following, among other changes: (i) a temporary waiver of dividends on Series C1 Preferred (ii) to provide additional working capital by July 29, 2011, in an amount to be determined, if the Requisite Holders (as defined in the Amendment Agreement) determined by July 22, 2011 that, as of such date, the Company was continuing to pursue a Strategic Transaction (as defined in the Amendment Agreement) (iii) to purchase up to all of the outstanding Series C1 Preferred and certain warrants held by then current and former Company employees, including the executive officers at that time, who will have the right to require the Holder to purchase these securities for a limited period of time following the employee’s termination of service with the Company.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

In August 2011, the Company entered into a Second Amendment Agreement which extended the terms of the Amendment Agreement through October 31, 2011. Under the Second Amendment Agreement, the Holders agreed to the following, among other changes: (i) to continue a temporary waiver of dividends on Series C1 Preferred (ii) to provide additional working capital, in an amount to be determined, if the Requisite Holders (as defined in the Second Amendment Agreement) determine by September 2, 2011, and then again by September 26, 2011, that, as of such date, the Company was continuing to pursue a Strategic Transaction (as defined in the Second Amendment Agreement) (iii) to purchase up to all of the outstanding Series C1 Preferred and certain warrants held by then current and former Company employees, including the executive officers at that time, who will have the right to require the Holder to purchase these securities for a limited period of time following the employee’s termination of service with the Company.

Common Stock

Pursuant to Rule 144 under the Securities Act of 1933 the Purchasers were restricted from selling the common stock until November 2010, which was six months after the Closing Date.

Redeemable Preferred Stock

As of December 31, 2011, the Company’s Board of Directors is authorized to issue 8,000,000 shares of preferred stock, with a par value of $0.0001 per share, in one or more series, of which 11,000 are designated for Series C-1 1 Preferred, 22,000 are designated Series C-21 Preferred, 5,134 are designated Series D-11 Preferred, 10,868 are designated Series D-21 Preferred, and 12,000 are designated Series E Preferred. As of December 31, 2011, 5,043 shares of Series C-11 Preferred Stock are issued and outstanding. As of December 31, 2010, 5,573 shares of Series C-11 Preferred Stock were issued and outstanding.

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

As discussed in Note 1, the Company funded its confirmatory preclinical study of the RIL compounds and general operations in part through the Forfeited Dividend and the Waived Dividend. From June 1 through August 31, 2011, there was an accrual of five shares Series C1 Preferred payable to current and former Company employees who are holders of Series C1 Preferred. These holders waived their dividends as part of the Second Amendment Agreement effective after August 31, 2011. The Waived Dividends were extended to cover the period through October 31, 2011. Dividends were paid in shares to these holders on November 25, 2011 and were accrued for such holders for the period from November 26, 2011 to December 31, 2011.

Conversion Rights

The New Preferred Stock was convertible into common stock, initially at a rate of 667 shares of common stock for each share of New Preferred Stock, subject to certain limitations discussed below, at the election of the holders of New Preferred Stock. The conversion rate was to be adjusted for certain events, such as stock splits, stock dividends, reclassifications and recapitalizations, and the New Preferred Stock is subject to full-ratchet anti-dilution protection such that if the Company issues or grants any warrants, rights, options to subscribe or purchase common stock or common stock equivalents (the “Options”) and the price per share for which the common stock issuable upon the exercise of such Options is below the effective conversion price of the New Preferred Stock at the time of such issuance, then the conversion rate of the New Preferred Stock automatically adjusts to increase the number of common shares into which it can convert. There are also limits on the amount of New Preferred Stock that can be converted and the timing of such conversions. In accordance with the Consent Agreement, after the 2011 Reverse Stock Split, the conversion ratio for the New Preferred Stock was adjusted based on the trading price of the Company’s common stock over a period of time after the 2011 Reverse Stock Split was implemented. Accordingly, effective May 7, 2011, each share of New Preferred Stock was convertible into approximately 166,667 shares of common stock.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

Effective with the Consent Agreement, in any week, each holder of New Preferred Stock may convert its amount of the outstanding New Preferred Stock held by the stockholder multiplied by the Conversion Cap (as defined in the Certificate of Designations for the Series C-11, C-21, D-11 and D-21 Preferred (the “Series C1/D1 Certificate”) for such week. Depending on the Closing Sales Prices (as defined in the Series C1/D1 Certificate), the Conversion Cap can range from 0% to 7.2%. Moreover, holders of New Preferred Stock may not convert if such conversion would result in the holder or any of its affiliates beneficially owning more than 9.999% of the Company’s then issued and outstanding shares of common stock. As of December 31, 2011, 588 shares of Series C-11 Preferred had been converted into common stock.

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

In connection with the Asset Purchase Agreement and the transaction that occurred in January 2012, the New Preferred Stock was exchanged for the 2012 New Preferred Stock (see Note 1). Additionally, another reverse stock split was to be executed per the Asset Purchase Agreement. The 2012 Reverse Stock occurred on February 17, 2012 and the conversion rate of the 2012 New Preferred Stock changed as a result. Effective on March 3, 2012, each share of 2012 New Preferred Stock was convertible into approximately 213,083 shares of common stock.

Liquidation Preference

Upon a Liquidation Event (as defined in the Series C1/D1 Certificate), no other class or series of capital stock can receive any payment unless the Preferred Stock has first received a payment in an amount equal to $1,000 per share, plus all accrued and unpaid dividends, if applicable.

Redemption Rights

In the event that certain actions occur without the waiver or prior written consent of the holders of two-thirds of the then outstanding shares of New Preferred Stock (the “Requisite Holders”), such as the Company’s material breach of any material representation or warranty under the Securities Purchase Agreement, a suspension of the trading of the Company’s common stock, the failure to timely deliver shares on conversion of the New Preferred Stock, bankruptcy reorganization or the consummation of a Change of Control (as defined in the Series C1/D1 Certificate) among others, then the holders of the Series C1 Preferred shall have the right, upon the delivery of a notice to the Company by the Requisite Holders, to have such shares redeemed by the Company for an amount equal to the greater of $1,000 per share, plus accrued and unpaid dividends, or the fair market value of the underlying common stock issuable upon conversion of the Series C1 Preferred, which could include a greater number of shares pursuant to the conversion reset described above under the caption “Conversion Rights”. As of December 31, 2011 and through the date of this filing, none of these redemption actions have occurred to the Company’s knowledge.

Since the Company failed to consummate a Strategic Transaction (as defined in the Series C1/D1 Certificate) by February 26, 2011 (nine months from the May 26, 2010 Closing), the Series C1 Preferred may be redeemed upon the demand of the Requisite Holders. The redemption price would be equal to $1,000 per share, plus accrued and unpaid dividends. As of December 31, 2011, the redemption value was $5,116,000. The Requisite Holders have not elected this redemption feature through December 31, 2011 or the period prior to the Asset Purchase Agreement on January 19, 2012. In connection with the Asset Purchase Agreement, the January 2012 transaction was designated as a Strategic Transaction and any redemption events associated with the original definition of a Strategic Transaction in the Series C1/D1 Certificate are irrevocably waived.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

Restrictions

So long as at least 1,000 shares of New Preferred Stock remain outstanding (or at least 3,000 shares of New Preferred Stock remain outstanding if the Series C-21 Warrants have been exercised), the Company may not take a variety of actions (such as altering the rights, powers, preferences or privileges of the New Preferred Stock so as to affect the New Preferred Stock adversely, amending any provision of the Company’s certificate of incorporation, entering into an agreement for a Strategic Transaction or Change of Control, consummating any financing or filing a registration statement with the Securities and Exchange Commission, or “SEC”) without the prior approval of the Requisite Holders. From May 2010 through April 2011, the Company had also agreed to certain limitations on its spending per month based on predetermined budgeted amounts. See Note 10 for changes in the restrictions at the time of the January 2012 asset purchase agreement.

Accounting Treatment

On May 26, 2010, the Company issued 5,134 shares of Series C-11 Preferred and recorded the par value of $0.0001 per share with a corresponding reduction to paid-in capital, given that there was no allocated value from the proceeds to the Series C-11 Preferred.

In a separate transaction, in exchange for a first right of negotiation for a product candidate, the Company issued approximately 50 shares of Series C-11 Preferred convertible into approximately 83,000 shares of the Company’s common stock to a Purchaser on May 26, 2010. Using the present value of the face amount of the Series C-11 Preferred at Closing, these shares were valued at $12,000 and were fully charged to general and administrative expense during the three months ended June 30, 2010.

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

As of December 31, 2011, the outstanding Series C-11 Preferred is convertible into approximately 8,405,000 shares of common stock. The Company may be required to redeem the Series C-11 Preferred if a redemption event occurs. Since the Company did not consummate a Strategic Transaction by February 26, 2011, the Series C-11 Preferred was currently redeemable and therefore the Company adjusted the carrying value of the Series C-11 Preferred to the redemption value of such shares. The carrying value at December 31, 2011, $5,133,000, represents the redemption value of the Series C-1 1 Preferred plus accrued and unpaid dividends.

As of December 31, 2010, accrued dividends on the Series C-11 Preferred were $5,000, which consisted of 79 shares of Series C-11 Preferred, or approximately 0.014 dividend shares per Series C-11 Preferred share outstanding, convertible into approximately 132,000 shares of common stock. Due to the forfeiture of dividends on the Company’s outstanding Series C1 Preferred for the period from November 26, 2010 to May 31, 2011 as discussed in Note 1, the accrued dividends of $5,000 as of December 31, 2010 were reversed.

As discussed in Note 1, the dividends for then current and former Company employees were forfeited from November 26, 2010 to May 31, 2011 and waived from August 31, 2011 to October 31, 2011, and the dividends for the key investors were forfeited/waived from November 26, 2010 to October 31, 2011.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

As of December 31, 2011 accrued dividends on the Series C-11 Preferred were $74,000, which consisted of 74 shares of Series C-11 Preferred for the period November 26, 2011 to December 31, 2011. The accrued dividends are convertible into approximately 123,000 shares of common stock.

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

The Series C-21 Warrants and Series D-11 Warrants are exercisable starting on the issuance date and expire three years from the date of issuance. The Series C-21 Warrants must be exercised in cash and beginning in June 2011, they are no longer subject to mandatory exercise terms. The Series D-11 Warrants may be exercised on a cashless basis and are not subject to mandatory exercise terms.

Changes in the redemption provisions and the expiration dates of the Warrants upon the January 2012 asset purchase are described in Note 1.

Accounting Treatment

The Company accounted for the conversion and redemption features embedded in the Series C-11 Preferred (the “Embedded Derivatives”) in accordance with accounting guidance covering derivatives. Under this accounting guidance, companies may be required to bifurcate conversion and redemption features embedded in redeemable convertible preferred stock from their host instruments and account for these embedded derivatives as free standing derivative financial instruments. If the underlying security of the embedded derivative requires net cash settlement in the event of circumstances that are not solely within the Company’s control, the embedded derivative should be classified as a liability, measured at fair value at issuance and adjusted to their current fair value at each period. As there are redemption triggering events for net cash settlement for Series C1 Preferred that are not solely within the Company’s control, and the conversion feature is a derivative, the Embedded Derivatives are classified as liabilities and are accounted for using fair value accounting at each reporting date (also see Note 2).

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

The estimated fair values of the Derivative Liabilities as of December 31, 2010 and 2011 are summarized as follows (in thousands):

	Fair Value Measurements at
	December 31, 2010	December 31, 2011
Embedded Derivatives of Series C-1[1] Preferred (including dividends paid in Series C-1[1] Preferred	$5,098	$3,628
Embedded Derivatives of accrued dividends payable in Series C-1[1] Preferred	72	52
Series D-1[1] Warrants	702	2,539
Series C-2[1] Warrants for:
Series C-2[1] Preferred	(1,175)	3,785
Series D-2[1] Warrants	1,405	5,266

	$6,102	$15,270

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

The Derivative Liabilities were valued using binomial option pricing models with various assumptions detailed below. Due to the six month trading restriction on the unregistered shares of common stock issued or issuable from the conversion of Preferred Stock and the weekly conversion limitation on Preferred Stock as well as the uncertainty of the Company’s ability to continue as a going concern, the price per share of the Company’s common stock used in the binomial option pricing models for the Derivative Liabilities was discounted from the closing market prices of $2.60 and $.0.27 on December 31, 2010 and 2011, respectively. The expected lives that were used to value each of the Derivative Liabilities were based on the individual characteristics of the underlying Preferred Stock, which impact the expected timing of conversion into common stock. In addition, the probabilities associated with the consummation of a Strategic Transaction and the clinical development of a drug candidate based on industry data were used in each of the binomial option pricing models. The models used to value the Series C-21 Warrants and Series D-11 Warrants are particularly sensitive to such probabilities, as well as to the closing price per share of the Company’s common stock. In addition, as noted above, the model included the effects of the automatic one-time downward conversion price adjustment following the 2011 Reverse Stock Split. To better estimate the fair value of the Derivative Liabilities at each reporting period, the binomial option pricing models and their inputs were refined based on information available to the Company. Such changes did not have a significant impact on amounts recorded in previous interim reporting periods.

At December 31, 2010, the total value of the Embedded Derivatives, including the estimated fair value of Embedded Derivatives related to the accrued dividends payable in Series C-11 Preferred of $72,000 was $5,170,000. At December 31, 2011, the total value of the Embedded Derivatives was $3,680,000, resulting in non-cash other income on the decrease in the estimated fair value of the Embedded Derivatives for the year ended December 31, 2011 of $1,149,000 (exclusive of the decrease in the liability of $361,000 due to the conversion of 588 shares of Series C-11 Preferred into common stock, $52,000 due to the accrual of dividends and $41,000 due to the payment of dividends. Such decrease in value was primarily due to the significant decrease in the Company’s common stock price, and the updates to the assumptions used in the option pricing models.

The Embedded Derivatives were valued at December 31, 2010 and 2011 using a binomial option pricing model, based on the value of the Series C-11 Preferred shares with and without embedded derivative features, with the following assumptions:

	December 31, 2010	December 31, 2011
Closing price per share of common stock	$2.60	$0.27
Conversion price per share	$1.50	$0.60
Volatility	84.6%	88.0%
Risk-free interest rate	2.19%	0.83%
Credit spread	14.2%	20.9%
Remaining expected lives of underlying securities (years)	6.3	5.0

On December 31, 2010, the Series D-11 Warrants were recorded at estimated fair value of $702,000. On December 31, 2011, the Series D-11 Warrants were revalued at $2,539,000 resulting in non-cash other expense on the increase in the estimated fair value of the Series D-11 Warrants of $1,837,000. Such increase in value was primarily due to the increase in corporate value as a result of the expected Strategic Transaction in January 2012 and the updates to the assumptions used in the option pricing models.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

The Series D-11 Warrants were valued at December 31, 2010 and at December 31, 2011 using a binomial option pricing model with the following assumptions:

	December 31, 2010	December 31, 2011
Closing price per share of common stock	$2.60	$0.27
Conversion price per share	$1.50	$0.60
Volatility	98.9%	67.5%
Risk-free interest rate	1.02%	0.28%
Remaining expected lives of underlying securities (years)	2.8	2.2
Probability of Strategic Transaction	50%	70%

On December 31, 2010, the Series C-21 Warrants (which consist of rights to purchase Series C-21 Preferred and Series D-21 Warrants) were recorded at an estimated fair value of $230,000. On December 31, 2011, the Series C-21 Warrants were revalued at $9,051,000, resulting in non-cash other expense on the increase in the estimated fair value of the Series C-21 Warrants of $8,821,000. Such increase in value was primarily due to the removal of the mandatory redemption requirement upon successful completion of a Strategic Transaction, the extension of the term to cover the longer clinical trial period, the increase in the Series C-21 Warrants by 378 units, and the updates to the assumptions used in the option pricing models. The fair value of the rights to purchase Series C-21 Preferred was negative as of December 31, 2010 as the Series C-21 Warrants were mandatorily exercisable at a price that was greater than the fair value of the underlying instruments.

The portion of the Series C-21 Warrants that represent the rights to purchase Series C-21 Preferred were valued at December 31, 2010 and December 31, 2011 using a binomial option pricing model. The pricing model at December 31, 2010 is discounted for the lack of dividends until the Series C-2 1 Warrants are exercised. The pricing model at December 31, 2011 determines the value of the Series C-21 Preferred at the warrant exercise date which is assumed to be at the end of the successful clinical trial and subtracts the value of the Series C-21 Preferred with the exercise price. The assumptions are:

	December 31, 2010	December 31, 2011
Closing price per share of common stock	$2.60	$0.27
Conversion price per share	$1.50	$0.60
Volatility	84.6%	88.0%
Risk-free interest rate	2.19%	0.83%
Credit spread	14.2%	20.9%
Remaining expected lives of underlying securities (years)	6.3	5.0
Time to exercise (months)	3	24

The Series D-21 Warrants were valued at December 31, 2010 and at December 31, 2011 using a binomial option pricing model with the same assumptions used in the valuation of the Series D-11 Warrants. The increase in the value of the Series D-21 Warrants was primarily due to the increase in the Series D-21 Warrants by 378 units and the updates to the assumptions used in the option pricing models.

5. Commitments

As of December 31, 2011, there were no material operating leases, notes payable, purchase commitments or capital leases.

The Company maintains its operations in a temporary space under a short-term arrangement and expects that it will transition to permanent space under a long-term lease during 2012.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

6. Retention Payments and Employment Agreements

On December 4, 2009, the Company entered into Retention and Separation Agreements and General Release of All Claims (the “Retention Agreements”) with its then Chief Executive Officer and Vice President of Finance who was subsequently appointed as the Company’s Chief Financial Officer (the “Officers”). The Retention Agreements superseded the severance provisions of the employment agreements with the Officers that were effective prior to the signing of the Retention Agreements (the “Prior Employment Agreements”), but otherwise the terms of the Prior Employment Agreements remained in full force and effect. The Retention Agreements did not alter the amount of severance that was to be awarded under the Prior Employment Agreements, but rather changed the events that triggered such payments.

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

As an incentive to retain the Officers and an additional employee to pursue a strategic transaction such as a financing, merger, license agreement, third party collaboration or wind down of the Company, in April 2010, the Compensation Committee approved retention bonuses for a total of up to approximately $600,000, depending on the type of strategic transaction completed (“Strategic Transaction Bonus”). Upon the closing of the financing in May 2010, the officers and an additional employee were paid a Strategic Transaction Bonus totaling $296,000 that was charged to general and administrative expense for the quarter ended June 30, 2010.

As part of the Asset Purchase Agreement described in Note 1, the Company entered into an Employee Agreement with a new President and Chief Executive Officer on January 19, 2012. The annual base salary will be $240,000 for the first year of employment with the Company and will increase to $420,000 on the one- year anniversary of the employment start date. In addition, four weeks following the Conversion Price Adjustment Date, an option will be awarded to purchase the number of shares of common stock equal to 7.5% of the Company’s fully diluted, as-converted shares (the “First Option”), subject to the terms and conditions of any applicable award agreements and other restrictions and limitations generally applicable to common stock or equity awards held by Company executives or otherwise imposed by law. Subject to applicable terms and conditions, the First Option shall vest with respect to 25% of the underlying shares on the one-year anniversary of the employment start date, with the remainder vesting monthly, in equal monthly installments, over the three years thereafter. The First Option will be exercisable at a price equal to the fair market value of a share of common stock on the date of the grant of the First Option. An additional option will be awarded to purchase the number of shares of common stock equal to 7.5% of the Company’s fully diluted, as-converted shares on the second anniversary of the employment start date, less the number of shares subject to the First Option on the First Option grant date (the “Second Option”), and the Second Option will also be subject to the same terms and conditions as the First Option. Subject to applicable terms and conditions, 50% of the underlying shares of the Second Option will be fully vested on the date of the grant with the remainder vesting monthly, in equal monthly installments, over the two years thereafter. The Second Option will be exercisable at a price equal to the fair market value of a share of common stock on the date of the grant of the Second Option.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

On January 19, 2012, effective upon the closing of the Asset Purchase Agreement, the former President and Chief Executive Officer and the former Chief Financial Officer resigned. Both of the Company’s aforementioned officers entered into separation agreements with the Company, and the Company agreed to make separation payments of $77,778 and $62,222, respectively.

7. Stockholders’ Equity

Preferred Stock

As of December 31, 2011, the Company’s Board of Directors is authorized to issue 8,000,000 shares of preferred stock, with a par value of $0.0001 per share, in one or more series, of which 11,000 are designated for Series C-11 Preferred, 22,000 are designated Series C-21 Preferred, 5,134 are designated Series D-11 Preferred, 10,868 are designated Series D-21 Preferred, and 12,000 are designated Series E Preferred. As of December 31, 2011, 5,043 shares of Series C-11 Preferred Stock are issued and outstanding. As of December 31, 2010, 5,573 shares of Series C-11 Preferred Stock were issued and outstanding.

Warrants

In connection with the December 2005 private placement, the Company issued warrants to purchase 439 shares of the Company’s common stock. The warrants were immediately exercisable upon grant, had an exercise price of $50,000 per share and remained exercisable for five years. These warrants expired in December 2010.

In connection with the May 2008 public offering, the Company issued warrants to purchase 390 shares of the Company’s common stock. The warrants were immediately exercisable upon grant, have an exercise price of $21,500 per share and remain exercisable for five years. As of December 31, 2011, all of these warrants were outstanding and 390 shares of common stock are reserved for issuance upon exercise of the warrants.

Stock Option Plans

In June 1994, the Company adopted the La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (the “1994 Plan”), under which, as amended, 164 shares of common stock were authorized for issuance. The 1994 Plan expired in June 2004 and there were 23 options outstanding under the 1994 Plan as of December 31, 2011.

In May 2004, the Company adopted the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (the “2004 Plan”), under which, as amended, 640 shares of common stock have been authorized for issuance. The 2004 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to employees, directors, consultants and advisors of the Company with up to a 10-year contractual life and various vesting periods as determined by the Company’s Compensation Committee or the Board of Directors, as well as automatic fixed grants to non-employee directors of the Company. As of December 31, 2011, there were a total of 261 options outstanding under the 2004 Plan and 351 shares remained available for future grant.

In May 2010, the Company granted options to purchase a total of 580 shares of common stock to two employees. These grants were made outside of the Company’s existing stockholder-approved equity compensation plans but were otherwise legally binding awards and did not require stockholder approval. These stock options are treated in all respects as if granted under the Company’s 2010 Equity Incentive Plan (the “2010 Plan”).

In August 2010, the Company adopted the 2010 Plan under which 17,000 shares of common stock have been authorized for issuance. The 2010 Plan is similar to the 2004 Plan, other than with regard to the number of shares authorized for issuance thereunder. The 2010 Plan provides for automatic increases to the number of authorized shares available for grant under the 2010 Plan and as such, in May and September 2011, the number of authorized shares were increased by 33 and 16,007 shares of common stock, respectively. As of December 31, 2011, there were a total of 30 options outstanding and 16,970 shares remained available for future grant under the 2010 Plan.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

A summary of the Company’s stock option activity and related data follows:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2009	350	$69,798
Granted	720	$530
Forfeited/Expired	(90)	$54,004

Balance at December 31, 2010	980	$20,370

Granted	—	—
Forfeited/Expired	(86)	$50,529

Balance at December 31, 2011	894	$17,462

As of December 31, 2011, options exercisable have a weighted-average remaining contractual term of 6.8 years. No stock option exercises occurred during the years ended December 31, 2011 and 2010. As of December 31, 2011 and 2010, the total intrinsic value, which is the difference between the exercise price and closing price of the Company’s common stock of options outstanding and exercisable, was $0 and less than $1,000, respectively.

	Years Ended December 31,
	2011		2010
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Exercisable at end of year	585	$26,243	382	$50,704
Weighted-average fair value of options granted during the year	$—		$436

Exercise prices and weighted-average remaining contractual lives for the options outstanding (excluding shares of restricted stock) as of December 31, 2011 were:

Options Outstanding	Range of Exercise Prices	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price of Options Exercisable
30	$210	8.93	$210	15	$210
619	$550	8.41	$550	331	$550
90	$ 14,200 — $ 39,900	5.50	$26,364	84	$27,062
115	$ 42,000 — $ 52,600	4.16	$49,889	115	$49,889
23	$ 59,700 — $187,500	3.49	$112,337	23	$112,337
4	$235,500	1.72	$235,500	4	$235,500
4	$254,500	0.55	$254,500	4	$254,500
1	$260,500	0.39	$260,500	1	$260,500
4	$295,000	0.89	$295,000	4	$295,000
4	$352,500	0.25	$352,500	4	$352,500

894	$ 210 — $352,500	7.33	$17,462	585	$26,243

At December 31, 2011, the Company has reserved 18,215 shares of common stock for future issuance upon exercise of options granted or to be granted under the 1994, 2004 and 2010 Plans, as well as for options granted outside of the Company’s equity compensation plans.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

Employee Stock Purchase Plan

Effective August 1, 1995, the Company adopted the ESPP, under which shares of common stock are reserved for sale to eligible employees, as defined in the ESPP. Employees may purchase common stock under the ESPP every three months (up to but not exceeding 10% of each employee’s base salary or hourly compensation, and any cash bonus paid, subject to certain limitations) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months. At the Annual Meeting of Stockholders held on August 12, 2010, the stockholders approved an amendment to the ESPP to extend the term thereof from 2015 to 2025 and to increase the shares of common stock authorized for issuance thereunder from 85 to 485. As of December 31, 2011, 72 shares of common stock have been purchased under the ESPP and 413 shares of common stock are available for future issuance. No shares were issued under the ESPP during the year ended December 31, 2011. During the year ended December 31, 2010, 2 shares were issued under the ESPP.

Year Ended December 31, 2010
Weighted-average fair value of Employee Stock Purchase Plan purchases	$200

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

Following guidance in IRS Notice 98-52 related to the “safe harbor,” 401(k) plan method, non-highly compensated employees will receive a contribution from the Company equal to 3% of their annual salaries, as defined in the Code. Such contributions vest immediately and are paid annually following each year end. These “safe harbor” contributions by the Company were less than $8,000 and $2,000 for the years ended December 31, 2011 and 2010, respectively. These contributions were each paid during March of the following year.

9. Income Taxes

The FASB Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of the date of adoption. As of December 31, 2011 and 2010, the total liability for unrecognized tax benefits was $45,000 and is included in current liabilities.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at December 31, 2011 or December 31, 2010, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2011 and 2010.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Amount
Unrecognized tax benefits balance at December 31, 2010	$45
Increases related to current and prior year tax positions	—
Settlements and lapses in statutes of limitations	—

Unrecognized tax benefits balance at December 31, 2011	$45

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

Included in the balance of unrecognized tax benefits at December 31, 2011 are $45,000 of tax benefits that, if recognized, would affect the effective tax rate.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1996 and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and research and development credits.

The Company has not completed its Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. The Company does not presently plan to complete its Section 382/383 analysis and unless and until this analysis has been completed, the Company has removed the deferred tax assets for net operating losses and research and development credits generated through 2011 from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance.

At December 31, 2011, the Company had federal and California income tax net operating loss carryforwards of approximately $359,657,000 and $301,915,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes. In addition, the Company has federal and California research and development tax credit carryforwards of $15,958,000 and $10,081,000, respectively. The federal net operating loss, research tax credit carryforwards and California net operating loss carryforwards will begin to expire in 2011 unless previously utilized. The California research and development credit carryforwards will carry forward indefinitely until utilized. In May 2010 and February 2009, the Company experienced ownership changes at a time when its enterprise value was minimal. As a result of these ownership changes and the low enterprise value, the Company’s federal and California net operating loss carryforwards and research and development credit carryforwards as of December 31, 2011 will be subject to limitation under IRC Section 382/383 and more likely than not will expire unused.

Significant components of the Company’s deferred tax assets as of December 31, 2011 and 2010 are listed below (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$—	$—
Research and development credits	—	—
Capitalized research and development and other	11,156	10,989

Total deferred tax assets	11,156	10,989

Net deferred tax assets	11,156	10,989
Valuation allowance for deferred tax assets	(11,156)	(10,989)

Net deferred taxes	$—	$—

A valuation allowance of $11,156,000 and $10,989,000 at December 31, 2011 and 2010, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain.

Income taxes computed by applying the U.S. Federal Statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the statement of operations as follows (in thousands):

	December 31,
	2011	2010
Income tax benefit at statutory federal rate	$(4,042)	$(1,611)
State tax benefit, net of federal	(664)	(264)
Generation of research and development credits	—	—
Expired tax attributes	3,709	3,521
Removal of net operating losses and research and development credits	2,644	1,156
Stock compensation expense	22	36
Change in valuation allowance	167	(1,892)
Other	(1,836)	(946)

Provision for income taxes	$—	$—

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

10. Subsequent Events

The Company has completed an evaluation of all subsequent events through the issuance date of these consolidated financial statements and the following represent subsequent events for disclosure.

Asset Purchase Agreement

As described in Note 1, the Company acquired certain assets and rights to the GCS-100 compound on January 19, 2012 from Solana in an asset purchase transaction for nominal consideration.

This asset acquisition is expected to be accounted for in accordance with the authoritative guidance for intangible assets. The consideration paid to acquire the Purchased Assets is required to be measured at fair value and, initially, the consideration to be measured consists only of the nominal amount paid at the Closing.

The Company filed its Series C/D Certificate with the State of Delaware on January 20, 2012. The Series C/D Certificate provides the holders with the following rights:

•	The holders of 2012 New Preferred Stock do not have voting rights, unless required by the Delaware General Corporation Law or as set forth below.

•

Cumulative dividends are payable on the Series C-1[2] Stock and Series C-2[2] Stock (together referred to herein as the “Series C Preferred”) at a rate of 15% per annum, each accruing from the date of issuance through the date of conversion or redemption, payable semi-annually in shares of Series C-1[2] Stock and Series C-2[2] Stock, respectively. Neither the Series D-1[2] Stock nor the Series D-2[2] Stock is entitled to dividends.

•

The 2012 New Preferred Stock is convertible into Common Stock, initially at a rate of 166,667 shares of Common Stock for each share of 2012 New Preferred Stock (1,667 shares, after adjusting for our 1-for-100 reverse stock split), subject to certain limitations discussed below, at the election of the holders of New Preferred Stock. The conversion rate will be adjusted for certain events, such as stock splits, stock dividends, reclassifications and recapitalizations, and the 2012 New Preferred Stock is subject to full-ratchet anti-dilution protection such that any subsequent issuance of Common Stock below the effective conversion price of the 2012 New Preferred Stock at the time of such issuance automatically adjusts the conversion price of the 2012 New Preferred Stock to such lower price. There are also limits on the amount of 2012 New Preferred Stock that can be converted and the timing of such conversions.

•

Upon a Liquidation Event (as defined in each Series C/D Certificate), no other class or series of capital stock can receive any payment unless the New Preferred Stock has first received a payment in an amount equal to $1,000 per share, plus all accrued and unpaid dividends, if applicable

•

In the event that certain actions occur without the prior written consent of the holders of 80% of the shares of 2012 New Preferred Stock and Warrants (as defined in the Securities Purchase Agreement) on an as-converted basis (the “Requisite Holders”), such as the Company’s material breach of any material representation or warranty under the Securities Purchase Agreement, a suspension of the trading of the Common Stock, the failure to timely deliver shares on conversion of the 2012 New Preferred Stock, the Company commences a bankruptcy proceeding, winding up, dissolution and the like, or the consummation of a Change of Control (as defined in the Series C/D Certificate), then the holders of the Series C Preferred shall have the right, upon the delivery of a notice to the Company by the Requisite Holders, to have such shares redeemed by the Company for an amount equal to the greater of $1,000 per share, plus accrued and unpaid dividends, or the fair market value of the underlying Common Stock issuable upon conversion of the Series C Preferred.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

•

In the event that the Company fails to timely deliver shares on conversion of the 2012 New Preferred Stock, under certain circumstances, the Company must pay the 2012 New Preferred Stock holder’s costs and expenses of acquiring Cover Shares (as defined in the Series C/D Certificate).

•

Upon certain redemption events, such as the Company’s breach of covenants or material representations or warranties under the Securities Purchase Agreement, the conversion price of the New Preferred Stock decreases to 10% of the conversion price in effect immediately before such redemption event.

•

So long as at least 1,000 shares of 2012 New Preferred Stock remain outstanding (or at least 3,000 shares of 2012 New Preferred Stock remain outstanding if the Cash Warrants have been fully exercised), the Company may not take a variety of actions (such as altering the rights, powers, preferences or privileges of the 2012 New Preferred Stock so as to effect the 2012 New Preferred Stock adversely, amending any provision of the Company’s certificate of incorporation, setting aside any monies for the redemption, purchase or other acquisition of, or declare or pay any dividend or make any Distribution (as defined in the Series C/D Certificate) or other distribution other than pursuant to the Series C/D Certificate or equity compensation plans, increasing the value of the Common Stock, entering into an agreement for a Strategic Transaction or Change of Control (as each is defined in the Series C/D Certificate), consummating any financing or filing a registration statement with the Securities and Exchange Commission, incurring liabilities for no consideration or for cash consideration, property, services or other exchange, or taking any action or entering into any agreement causing the Company’s Net Cash (as defined in the Series C/D Certificate) to fall below $2,900,000 until the date that is thirteen months from the Closing of the asset purchase) without the prior approval of the Requisite Holders.

•	Subject to the approval of the Requisite Holders, 2,900 shares of the Series C-1[2] Stock are redeemable on, and only on, the twelve month anniversary of the Closing of the asset purchase.

Reverse Stock Split

The Requisite Holders authorized the Company’s Board of Directors to effect and the Board of Directors has since approved a reverse stock split implemented on February 17, 2012, with such reverse stock split having an exchange ratio of 1-for-100 (the “ 2012 Reverse Stock Split”). No fractional shares were issued, and, instead, fractional shares were rounded up to the nearest whole share. Pursuant to the Series C/D Certificate, the conversion price for the 2012 New Preferred Stock was to automatically be adjusted downward if, after the 2012 Reverse Stock Split, on the Conversion Price Adjustment Date (as defined in the Series C/D Certificate), the average of the closing sales prices (as defined in the Series C/D Certificate) for the three consecutive Trading Day period ending on the last Trading Day prior to the Conversion Price Adjustment Date (the “Adjustment 3-Day Average Price”) is less than the product of the conversion price then in effect multiplied by ten. If this was the case, then the conversion price of the 2012 New Preferred Stock shall be reduced to a price equal to ten percent (10%) of the Adjustment 3-Day Average Price. Effective on March 3, 2012, each share of 2012 New Preferred Stock was convertible into approximately 213,083 shares of common stock.

Stock Options

In connection with the asset purchase agreement, certain members of the Board of Directors of the Company resigned on January 19, 2012. Two new members were appointed to the Board of Directors and both are to receive stock option grants at certain dates. The new President and Chief Executive Officer is one of the new members of the Board of Directors. See Note 6 for the terms of the employment agreement and stock option grant for the new President and Chief Executive Officer. The other new director is to receive a stock option grant four weeks following the Conversion Price Adjustment Date to purchase the number of shares of Common Stock equal to .45% of the Company’s fully diluted, as-converted shares, subject to the terms and conditions of any applicable award agreements and other restrictions and limitations generally applicable to common stock or equity awards held by Company executives or otherwise imposed by law. Subject to applicable terms and conditions, the options will vest equally, on a quarterly basis, for one year following the commencement of his service on the Company’s Board of Directors. The options will be exercisable at a price equal to the fair market value of a share of Common Stock on the date of the grant of the options.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

Issuance of Common Stock

After the 2012 Reverse Stock Split, holders of the 2012 New Preferred Stock have converted 22 shares of 2012 New Preferred Stock into 4,666,247 shares of common stock.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization, by and among La Jolla Pharmaceutical Company, Adamis Pharmaceuticals Corporation and Jewel Merger Sub, Inc., dated as of December 4, 2009 (9)

2.2	Asset Purchase Agreement by and among La Jolla Pharmaceutical Company, GliaMed, Inc., and Jewel Merger Sub, Inc., dated as of March 29, 2011 (10)

2.3	Asset Purchase Agreement by and among La Jolla Pharmaceutical Company and Solana Therapeutics, Inc., dated as of January 19, 2012 (15)

3.1	Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (16)

3.3	Certificate of Designations, Preferences and Rights of Series C-1 Convertible Preferred Stock, Series C-2 Convertible Preferred Stock, Series D-1 Convertible Preferred Stock and Series D-2 Convertible Preferred Stock (11)

3.4	Certificate of Designations, Preferences and Rights of Series C-1[1] Convertible Preferred Stock, Series C-2[1] Convertible Preferred Stock, Series D-1[1] Convertible Preferred Stock and Series D-2[1] Convertible Preferred Stock (10)

3.5	Certificate of Designations, Preferences and Rights of Series C-1[2] Convertible Preferred Stock, Series C-2[2] Convertible Preferred Stock, Series D-1[2] Convertible Preferred Stock and Series D-2[2] Convertible Preferred Stock (15)

3.6	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock (10)

4.1	Form of Common Stock Certificate (3)

9.1	Voting Agreement by and between La Jolla Pharmaceutical Company and GliaMed, Inc., dated as of March 31, 2011 (10)

10.1	Form of Indemnification Agreement (4)*

10.2	La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (Amended and Restated as of May 16, 2003) (5)*

10.3	La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (Amended and Restated as of June 20, 2008) (6)*

10.4	La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (Amended and Restated as of June 20, 2008) (6)*

10.5	Form of Option Grant under the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (6)*

10.6	La Jolla Pharmaceutical Company 2010 Equity Incentive Plan* **

10.7	Form of Warrant Agreement (7)

10.8	Confidential Separation Agreement and General Release of All Claims by and between La Jolla Pharmaceutical Company and Deirdre Y. Gillespie, M.D., dated as of January 13, 2012 (15)*

Exhibit Number	Description

10.9	Confidential Separation Agreement and General Release of All Claims by and between La Jolla Pharmaceutical Company and Gail A. Sloan, dated as of January 13, 2012 (15)*

10.10	Form of Voting Agreement (9)

10.11	Securities Purchase Agreement, dated as of May 24, 2010 by and among the Company and the Purchasers named therein (11)

10.12	Form of Series C-2 Preferred Stock Purchase Warrant (11)

10.13	Form of Series D-1 Preferred Stock Purchase Warrant (11)

10.14	Form of Series D-2 Preferred Stock Purchase Warrant (11)

10.15	Chief Executive Officer Employment Agreement, dated as of May 24, 2010, by and between the Company and Deirdre Y. Gillespie, M.D. (11)*

10.16	Confidential Retention Agreement, dated as of May 24, 2010, by and between the Company and Deirdre Y. Gillespie, M.D. (11)*

10.17	Executive Employment Agreement, dated as of May 24, 2010, by and between the Company and Gail A. Sloan (11)*

10.18	Confidential Retention Agreement, dated as of May 24, 2010, by and between the Company and Gail A. Sloan (11)*

10.19	La Jolla Pharmaceutical Company Retirement Savings Plan (12)*

10.20	Consent and Amendment Agreement by and among La Jolla Pharmaceutical Company and the undersigned parties thereto, dated as of March 29, 2011 (10)

10.21	Consent and Amendment Agreement by and among La Jolla Pharmaceutical Company and the undersigned parties thereto, dated as of June 30, 2011 (13)

10.22	Second Amendment Agreement by and among La Jolla Pharmaceutical Company and the undersigned parties thereto, dated as of August 24, 2011 (14)

10.23	Consent and Amendment Agreement by and among La Jolla Pharmaceutical Company and the undersigned parties thereto, dated as of January 19, 2012 (15)

10.24	Employment Offer Letter by and between La Jolla Pharmaceutical Company and George Francis Tidmarsh, M.D., Ph.D., dated as of January 19, 2012 (15)*

21.1	Subsidiaries of La Jolla Pharmaceutical Company **

23.1	Consent of Independent Registered Public Accounting Firm BDO LLP **

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	This exhibit is a management contract or compensatory plan or arrangement.
**	Filed herewith.
†	Confidential treatment for certain provisions of this exhibit.
(1)	Previously filed with the Company’s Current Report on Form 8-K filed March 1, 2006 and incorporated by reference herein.
(2)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein.

(3)	Previously filed with the Company’s Registration Statement on Form S-3 (Registration No. 333-131246) filed January 24, 2006 and incorporated by reference herein.
(4)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated by reference herein.
(5)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein.
(6)	Previously filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-151825) filed June 20, 2008 and incorporated by reference herein.
(7)	Previously filed with the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated by reference herein.
(8)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated by reference herein.
(9)	Previously filed with the Company’s Current Report on Form 8-K filed on December 7, 2009 and incorporated by reference herein.
(10)	Previously filed with the Company’s Current Report on Form 8-K filed April 5, 2011 and incorporated by reference herein.
(11)	Previously filed with the Company’s Current Report on Form 8-K filed May 28, 2010 and incorporated by reference herein.
(12)	Previously filed with the Company’s Current Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated by reference herein.
(13)	Previously filed with the Company’s Current Report on Form 8-K, filed July 5, 2011 and incorporated by reference herein.
(14)	Previously filed with the Company’s Current Report on Form 8-K, filed August 25, 2011 and incorporated by reference herein.
(15)	Previously filed with the Company’s Current Report on Form 8-K, filed January 20, 2012 and incorporated by reference herein.
(16)	Previously filed with the Company’s Current Report on Form 8-K filed April19, 2011 and incorporated by reference herein.