Form 10-Q
period 2012-03-31
LA JOLLA PHARMACEUTICAL CO
filed 2012-05-21
CIK 920465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding at May 18, 2012 was 12,338,960.

LA JOLLA PHARMACEUTICAL COMPANY

FORM 10-Q

QUARTERLY REPORT

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS—UNAUDITED

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$4,381	$5,040
Prepaids and other current assets	50	60

Total current assets	4,431	5,100

Total assets	$4,431	$5,100

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$36	$8
Accrued expenses	212	240
Accrued payroll and related expenses	7	7
Derivative liabilities	9,417	15,270

Total current liabilities	9,672	15,525
Series C-1[2] redeemable convertible preferred stock, $0.0001 par value; 11,000 shares authorized, 5,023 and 5,043 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively (redemption value and liquidation preference in the aggregate of $5,282 at March 31, 2012 and $5,116 at December 31, 2011)	5,336	5,133
Commitments and contingencies
Stockholders’ deficit:
Common stock	4	—
Preferred stock	3,607	—
Additional paid-in capital	420,156	424,071
Accumulated deficit	(434,344)	(439,629)

Total stockholders’ deficit	(10,577)	(15,558)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$4,431	$5,100

Note: The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles (see Note 1).

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Expenses:
Research and development	$34	$—
General and administrative	637	478

Total expenses	671	478

Loss from operations	(671)	(478)
Other income (expense):
Adjustments to fair value of derivative liabilities	5,954	(6,029)
Interest income and other expense, net	1	(2)

Net income (loss)	5,284	(6,509)
Preferred stock dividends earned	(186)	—

Net income (loss) and comprehensive income (loss) attributable to common stockholders	$5,098	$(6,509)

Net income (loss) per basic share	$2.44	$(6.87)

Net income (loss) per diluted share	$0.00	$(6.87)

Shares used in computing basic net income (loss) per share	2,092	947

Shares used in computing diluted net income (loss) per share	5,472,245	947

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income (loss)	$5,284	$(6,509)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Share-based compensation expense	—	68
(Gain) loss on adjustments to fair value of derivative liabilities	(5,954)	6,029
Change in operating assets and liabilities:
Prepaids and other current assets	10	65
Accounts payable	28	(12)
Accrued expenses	(27)	226
Accrued payroll and related expenses	—	(12)

Net cash used for operating activities	(659)	(121)
Investing activities:
Purchase of patent assets	—	(243)

Net cash used for investing activities	—	(243)

Net decrease in cash and cash equivalents	(659)	(364)
Cash and cash equivalents at beginning of period	5,040	6,866

Cash and cash equivalents at end of period	$4,381	$6,502

Supplemental schedule of noncash investing and financing activities:
Reclassification of preferred stock currently redeemable	$—	$5,532

Preferred stock dividends earned	$(101)	$—

Suspension of preferred stock dividends	$—	$(78)

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2012

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of La Jolla Pharmaceutical Company (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and valuation adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2012. For more complete financial information, these unaudited condensed consolidated financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business and this does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While the basis of presentation remains that of a going concern, the Company has a history of recurring losses from operations and, as of March 31, 2012, the Company had no revenue sources, an accumulated deficit of $434,344,000 and available cash and cash equivalents of $4,381,000, of which $2,900,000 could be required to be paid upon the exercise of redemption rights under the Company’s outstanding preferred securities (see Note 4). Such redemption was not considered probable as of March 31, 2012. However, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Significant 2012 Events

On January 19, 2012, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), dated as of January 19, 2012, with Solana Therapeutics, Inc., a Delaware corporation (“Solana”). Pursuant to the Asset Purchase Agreement, the Company agreed to acquire from Solana the global development and commercialization rights to and certain assets related to an investigational new drug referred to as GCS-100 (“GCS-100”), which include patents and patent rights, regulatory registrations and study drug supplies (collectively, the “Purchased Assets”). The acquisition of the Purchased Assets was completed on January 19, 2012 and the Company agreed to pay a nominal amount for the Purchased Assets at that time.

On January 19, 2012, the Company entered into a Consent and Amendment Agreement (the “Amendment Agreement”) with certain of its Series C-11 Convertible Preferred Stock holders to amend the terms of the Securities Purchase Agreement, dated as of May 24, 2010 (“Securities Purchase Agreement”), and the forms of Cash Warrants (as defined in the Securities Purchase Agreement) and Cashless Warrants (as defined in the Securities Purchase Agreement), as well as to adopt the Certificate of Designations, Preferences and Rights of Series C-12 Convertible Preferred Stock (“Series C-12 Stock”), Series C-22 Convertible Preferred Stock (“Series C-22 Stock”), Series D-12 Convertible Preferred Stock (“Series D-12 Stock”) and Series D-22 Convertible Preferred Stock (“Series D-22 Stock”) (the “Series C-12/D-12 Certificate”). Under the Amendment Agreement, the Termination Date (as defined in the Cash Warrants and Cashless Warrants) was amended to extend the Termination Date to the date that is three years following the closing of the asset purchase. Additionally, the mandatory redemption provision of the Cash Warrants was removed.

As part of the Amendment Agreement, the Company designated four new series of preferred stock on January 19, 2012: its Series C-12 Stock, Series C-22 Stock, Series D-12 Stock, and Series D-22 Stock (collectively, the “ 2012 New Preferred Stock”). It exchanged on a one-for-one basis each share of its existing Series C-11 Convertible Preferred Stock that was outstanding for a new share of Series C-12 Stock. Each holder of 2012 New Preferred Stock may convert its 2012 New Preferred Stock shares into the Company’s common stock, par value $0.0001 per share (“Common Stock”), subject to a weekly conversion cap equal to the product of the face amount of the outstanding Series C-12 Stock held by the stockholder on the Closing multiplied by the Conversion Cap (as defined in the Series C-12/D-12 Certificate) for such week. Depending on the Volume-Weighted Closing Price, or VWCP (as defined in the Series C-12/D-12 Certificate), for the last three Trading Days (as defined in the Series C-12/D-12 Certificate) during the previous calendar week, the Conversion Cap can range from 0% to 3.76%. Each 2012 New Preferred Stock holder may only convert such preferred shares into common stock to the extent that after such conversion such holder owns less than 9.999% of the Company’s issued and outstanding common stock.

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

Significant 2011 Events

In March 2011, the Company and its formerly wholly-owned subsidiary, Jewel Merger Sub, Inc. acquired the rights to compounds known as Regenerative Immunophilin Ligands (“RILs” or “Compounds”) from privately held GliaMed, Inc. (“GliaMed”). The Compounds were acquired pursuant to an Asset Purchase Agreement (the “Asset Agreement”) for a nominal amount, and if certain development and regulatory milestones were met, the Company would have paid GliaMed additional consideration consisting of up to 8,205 shares of newly designated Series E Convertible Preferred Stock (“Series E Preferred”), which would have been convertible into approximately 20% of the Company’s fully diluted outstanding common stock on an as-converted basis. GliaMed would have also been eligible for a potential cash payment from the Company if a Compound was approved by the Food and Drug Administration, or FDA, or European Medicines Agency, or EMA, in two or more clinical indications (see Note 5).

Also in March 2011, the Company entered into a Consent and Amendment Agreement (the “Consent Agreement”), dated as of March 29, 2011, with certain holders of convertible redeemable Series C-1 preferred stock (“Series C-1 Preferred”), in order to amend certain terms of the Company’s Securities Purchase Agreement, dated as of May 24, 2010 (“Securities Purchase Agreement”) (see Note 6). The purpose of the Consent Agreement was to revise certain terms of the Company’s outstanding preferred securities in connection with the Company’s acquisition of the Compounds. Additionally, as part of the Consent Agreement, the Company designated five new series of preferred stock: its Series C-11 Convertible Preferred Stock (“Series C-11 Preferred”), Series C-21 Convertible Preferred Stock (“Series C-21 Preferred”), Series D-11 Convertible Preferred Stock (“Series D-11 Preferred”), Series D-21 Convertible Preferred Stock (“Series D-21 Preferred” and collectively with the Series C-11 Preferred, the Series C-21 Preferred and the Series D-11 Preferred, the “New Preferred Stock”) and Series E Preferred. The Company exchanged on a one-for-one basis each share of its existing Series C-1 Preferred that was outstanding for a new share of Series C-11 Preferred (see Note 5).

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

The cost for this preclinical study, including the Company’s operating costs, of approximately $712,000 was funded through cash on hand, which was made available for this expense due to the forfeiture of dividends on the Company’s outstanding Series C-11 Preferred and Series C-21 Preferred (together the “Series C Preferred”) for the period from November 26, 2010 to May 31, 2011 (the “Forfeited Dividend”), the receipt of cash from certain current investors pursuant to the Consent Agreement, and a temporary reduction in the salaries of the Company’s then current officers. The stockholders no longer have any rights to receive stock for their Forfeited Dividend or any consideration for the cash payment made pursuant to the Consent Agreement.

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

On August 24, 2011, the Company entered into a Second Amendment Agreement with the Holders in order to provide the Company with additional working capital to allow the Company to continue to evaluate additional product acquisition or in-licensing opportunities. The Holders agreed to extend the waived dividends and the two executive officers at the time agreed to extend the temporary reduction in their salaries and work hours through October 31, 2011. The Holders also agreed to provide the Company with additional working capital, in an amount to be determined, by September 2, 2011 and then again by September 26, 2011, if as of such dates, the Company was continuing to pursue a Strategic Transaction. In September 2011, in accordance with the Consent Agreement, certain of the Holders agreed to waive the preferred stock conversion limits and converted 25 shares of Series C-11 Preferred into common stock. The conversion reduced the redemption value of the Series C-11 Preferred by $25,000 and therefore increased working capital by the same amount. The dividends waived from June 1, 2011 through October 31, 2011 are referred to as the “Waived Dividend”.

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

Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted the guidance issued by the Financial Accounting Standards Board (“FASB”) in May 2011, regarding common fair value measurements and disclosure requirements in U.S. GAAP and IFRS. This accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs. The adoption of this standard did not have a material impact on the financial position or results of operations of the Company.

Effective January 1, 2012, the Company adopted the guidance issued by the FASB in June 2011 and amended in December 2011, regarding comprehensive income. This accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; and (2) requires the consecutive presentation of the statement of net income and other comprehensive income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. As this accounting standard only requires enhanced disclosure, the adoption of this standard did not impact the Company’s financial position or results of operations.

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

The Board of Directors approved the reverse stock split (the “2011 Reverse Stock Split”) of the Company’s common stock, which became effective on April 14, 2011, with an exchange ratio of 1-for-100. As a result of the 2011 Reverse Stock Split, each 100 shares of the Company’s issued and outstanding common stock were automatically reclassified as and changed into one share of the Company’s common stock. No fractional shares were issued in connection with the 2011 Reverse Stock Split. Stockholders who were entitled to fractional shares instead became entitled to receive a cash payment in lieu of receiving fractional shares (after taking into account and aggregating all shares of the Company’s common stock then held by such stockholder) equal to the fractional share interest. The 2011 Reverse Stock Split affected all of the holders of the Company’s common stock uniformly. Effective on May 7, 2011, each share of New Preferred Stock was convertible into approximately 166,667 shares of common stock.

All common stock share and per share information in the accompanying unaudited condensed consolidated financial statements have been restated to reflect retrospective application of the 2012 and 2011 Reverse Stock Split for all periods presented, except for par value per share and the number of authorized shares, which were not affected. Shares of the Company’s common stock underlying outstanding options and warrants were proportionately reduced and the exercise prices of outstanding options and warrants were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of the Company’s common stock underlying outstanding convertible preferred stock and warrants were proportionately reduced and the conversion rates were proportionately decreased in accordance with the terms of the agreements governing such securities.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the periods. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted-average number of common shares and common stock equivalents outstanding for the period issuable upon the conversion of preferred stock and exercise of stock options and warrants. These common stock equivalents are included in the calculation of diluted EPS only if their effect is dilutive (see Note 11). There is no difference between basic and diluted net loss per share for the three months ended March 31, 2011 as potentially dilutive securities have been excluded from the calculation of diluted net loss per common share because the inclusion of such securities would be antidilutive.

Derivative Liabilities

In May 2010, the Company entered into definitive agreements with institutional investors and affiliates for a private placement of common stock, redeemable convertible preferred stock and warrants to purchase convertible preferred stock for initial proceeds of $6,003,000 (the “May 2010 Financing”). In conjunction with the May 2010 Financing, the Company issued redeemable convertible preferred stock that contained certain embedded derivative features, as well as warrants that are accounted for as derivative liabilities (see Note 6). These derivative liabilities were determined to be ineligible for equity classification due to certain provisions of the underlying preferred stock, which is also ineligible for equity classification, whereby redemption is outside the sole control of the Company due to provisions that may result in an adjustment to their exercise or conversion price.

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

As of March 31, 2012 and 2011, cash and cash equivalents were comprised of cash in checking accounts.

In conjunction with the May 2010 Financing, the Company issued redeemable convertible preferred stock with certain embedded derivative features, as well as warrants to purchase various types of convertible preferred stock and units. These instruments are accounted for as derivative liabilities (see Note 6).

The Company used Level 3 inputs for its valuation methodology for the embedded derivative liabilities and warrant derivative liabilities. The estimated fair values were determined using a binomial option pricing model based on various assumptions (see Note 6). The Company’s derivative liabilities are adjusted to reflect their estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to fair value of derivative liabilities.

At March 31, 2012 and December 31, 2011, the estimated fair values of the liabilities measured on a recurring basis are as follows (in thousands):

	Fair Value Measurements at March 31, 2012
	Balance at March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Embedded derivative liabilities	$3,242	$—	$—	$3,242
Warrant derivative liabilities	6,175	—	—	6,175

Total	$9,417	$—	$—	$9,417

	Fair Value Measurements at December 31, 2011
	Balance at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Embedded derivative liabilities	$3,680	$—	$—	$3,680
Warrant derivative liabilities	11,590	—	—	11,590

Total	$15,270	$—	$—	$15,270

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the three months ended March 31, 2012 and 2011 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Embedded Derivative Liabilities	Warrant Derivative Liabilities	Total
Beginning balance at December 31, 2011	$3,680	$11,590	$15,270
Adjustments to estimated fair value	(539)	(5,415)	(5,954)
Accrued dividends payable in Series C-1[2] Preferred	101	—	101

Ending balance at March 31, 2012	$3,242	$6,175	$9,417

During the three months ended March 31, 2012, the net decrease in the estimated fair value of derivative liabilities of $5,954,000 was recorded as non-cash other income in the Statement of Comprehensive Income.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Embedded Derivative Liabilities	Warrant Derivative Liabilities	Total
Beginning balance at December 31, 2010	$5,170	$932	$6,102
Adjustments to estimated fair value	159	5,870	6,029
Suspended accrued dividends payable in Series C-1[2] Preferred	(72)	—	(72)

Ending balance at March 31, 2011	$5,257	$6,802	$12,059

During the three months ended March 31, 2011, the estimated fair value of derivative liabilities increased by $6,029,000, which was recorded as other expense in the Statement of Comprehensive Income.

4.	Asset Purchase Agreement

As described in Note 1, the Company acquired certain assets and rights to the GCS-100 compound on January 19, 2012 from Solana in an asset purchase transaction for nominal consideration.

This asset acquisition has been accounted for in accordance with the authoritative guidance for intangible assets. The consideration paid to acquire the Purchased Assets is required to be measured at fair value and, initially, the consideration to be measured consists only of the nominal amount paid at the Closing.

The Company filed its Series C-12/D-12 Certificate with the State of Delaware on January 20, 2012. The Series C-12/D-12 Certificate provides the holders with the following rights:

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

•

The 2012 New Preferred Stock was initially convertible into Common Stock, at a rate of 166,667 shares of Common Stock for each share of 2012 New Preferred Stock, subject to certain limitations discussed below, at the election of the holders of New Preferred Stock. The conversion rate will be adjusted for certain events, such as stock splits, stock dividends, reclassifications and recapitalizations, and the 2012 New Preferred Stock is subject to full-ratchet anti-dilution protection such that any subsequent issuance of Common Stock below the effective conversion price of the 2012 New Preferred Stock at the time of such issuance automatically adjusts the conversion price of the 2012 New Preferred Stock to such lower price. There are also limits on the amount of 2012 New Preferred Stock that can be converted and the timing of such conversions. In accordance with the Consent Agreement, after the 2012 Reverse Stock Split, the conversion ratio for the 2012 New Preferred Stock was adjusted based on the trading price of the Company’s common stock over a period of time. Accordingly, effective March 3, 2012, each share of 2012 New Preferred Stock was convertible into approximately 213,083 shares of common stock.

•

Effective with the Consent Agreement, in any week, each holder of 2012 New Preferred Stock may convert its amount of the outstanding 2012 New Preferred Stock held by the stockholder multiplied by the Conversion Cap (as defined in the Series C-12/D-1[2] Certificate) for such week. Depending on the Closing Sales Prices (as defined in the Series C-12/D-1[2] Certificate), the Conversion Cap can range from 0% to 3.76%. Moreover, holders of 2012 New Preferred Stock may not convert if such conversion would result in the holder or any of its affiliates beneficially owning more than 9.999% of the Company’s then issued and outstanding shares of common stock. As of March 31, 2012, 608 shares of Series C-1[2] Preferred had been converted into common stock.

•

Upon a Liquidation Event (as defined in the Series C-12/D-1[2] Certificate), no other class or series of capital stock can receive any payment unless the 2012 New Preferred Stock has first received a payment in an amount equal to $1,000 per share, plus all accrued and unpaid dividends, if applicable.

•

In the event that certain actions occur without the prior written consent of the holders of 80% of the shares of 2012 New Preferred Stock and Warrants (as defined in the Securities Purchase Agreement) on an as-converted basis (the “Requisite Holders”), such as the Company’s material breach of any material representation or warranty under the Asset Purchase Agreement, a suspension of the trading of the common stock, the failure to timely deliver shares on conversion of the 2012 New Preferred Stock, the Company commences a bankruptcy proceeding, winding up, dissolution and the like, or the consummation of a Change of Control (as defined in the Series C-12/D-1[2] Certificate), then the holders of the Series C-1[2] Preferred shall have the right, upon the delivery of a notice to the Company by the Requisite Holders, to have such shares redeemed by the Company for an amount equal to the greater of $1,000 per share, plus accrued and unpaid dividends, or the fair market value of the underlying common stock issuable upon conversion of the Series C-1[2] Preferred.

•

In the event that the Company fails to timely deliver shares on conversion of the 2012 New Preferred Stock, under certain circumstances, the Company must pay the 2012 New Preferred Stock holder’s costs and expenses of acquiring Cover Shares (as defined in the Series C-12/D-1[2] Certificate).

•

Upon certain redemption events, such as the Company’s breach of covenants or material representations or warranties under the Asset Purchase Agreement, the conversion price of the 2012 New Preferred Stock decreases to 10% of the conversion price in effect immediately before such redemption event.

•

So long as at least 1,000 shares of 2012 New Preferred Stock remain outstanding (or at least 3,000 shares of 2012 New Preferred Stock remain outstanding if the Cash Warrants have been fully exercised), the Company may not take a variety of actions (such as altering the rights, powers, preferences or privileges of the 2012 New Preferred Stock so as to effect the 2012 New Preferred Stock adversely, amending any provision of the Company’s certificate of incorporation, setting aside any monies for the redemption, purchase or other acquisition of, or declare or pay any dividend or make any Distribution (as defined in the Series C-12/D-1[2] Certificate) or other distribution other than pursuant to the Series C-12/D-1[2] Certificate or equity compensation plans, increasing the value of the Common Stock, entering into an agreement for a Strategic Transaction or Change of Control (as defined in the Series C-12/D-1[2] Certificate), consummating any financing or filing a registration statement with the Securities and Exchange Commission, incurring liabilities for no consideration or for cash consideration, property, services or other exchange, or taking any action or entering into any agreement causing the Company’s Net Cash (as defined in the Series C-12/D-1[2] Certificate) to fall below $2,900,000 until the date that is thirteen months from the Closing of the asset purchase) without the prior approval of the Requisite Holders.

•	Subject to the approval of the Requisite Holders, 2,900 shares of the Series C-1[2] Stock are redeemable on, and only on, the twelve-month anniversary of the Closing of the asset purchase.

5.	GliaMed Asset Purchase

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

In late May 2011, the Company received final data from the Company’s clinical research organization, which showed that the predetermined study endpoints, as set forth in the Asset Agreement, were not met and that the LJP1485 compound did not show statistically significant improvement in the study endpoints as compared to vehicle (placebo).

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

6.	Securities Purchase Agreement

On May 24, 2010, the Company entered into a Securities Purchase Agreement by and among the Company and the purchasers named therein (the “Purchasers”). The Purchasers included institutional investors as well as the Company’s then Chief Executive Officer and Chief Financial Officer as well as an additional Company employee at that time. The total investment by these Company employees represented less than 3% of the proceeds received by the Company in the May 2010 Financing. Pursuant to the Securities Purchase Agreement, on May 26, 2010 (the “Closing Date” or “Closing”), for total consideration of $6,003,000, the Purchasers purchased (i) an aggregate of 289,704 shares of the Company’s Common Stock, par value $0.0001 per share, at a contractually stated price of $3.00 per share, and (ii) 5,134 shares of the Company’s Series C-1 Preferred, par value $0.0001 per share, at a contractually stated price of $1,000 per share. The Purchasers also received (i) Series D-1 Warrants to purchase 5,134 shares of the Company’s Series D-1 Preferred, par value $0.0001 per share, at an exercise price of $1,000 per share, which warrants may be exercised on a cashless basis, and (ii) Series C-2 Warrants to purchase 10,268 units, at an exercise price of $1,000 per unit, which warrants are exercisable only in cash, with each unit consisting of one share of the Company’s Series C-2 Preferred, par value $0.0001 per share, and an additional Series D-2 Warrant to purchase one share of the Company’s Series D-2 Preferred, par value $0.0001 per share, at an exercise price of $1,000 per share.

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

As discussed in Note 1, in March 2011, the Company entered into the Consent Agreement that amended the terms of the Securities Purchase Agreement. Under the Consent Agreement, the holders agreed to the following, among other changes: (i) a temporary suspension of dividends on Series C-11 Preferred and Series C-21 Preferred (ii) to provide an additional cash payment of approximately $236,000 in exchange for the right to receive Series C-21 Preferred upon the achievement of certain pre-specified results in the preclinical study of one of the Compounds (the “Preclinical Milestone”), (iii) to increase the warrants that must be exercised for cash from 10,268 to 10,646 units, (iv) the mandatory exercise of $7,452,000 of such warrants upon the achievement of the Preclinical Milestone, (v) the mandatory exercise of the remaining $3,194,000 of warrants upon the achievement of a future clinical milestone and (vi) an automatic one-time downward conversion price adjustment following the 2011 Reverse Stock Split.

The Company filed its Series C/D Certificate and Series E Certificate (collectively, the “Certificates”) with the State of Delaware on March 30, 2011. Each Certificate provided the holders with the following rights (the Series C/D Certificate was superseded by the Series C-12/D-12 Certificate that was filed on January 20, 2012):

•

The holders of New Preferred Stock and Series E Preferred Stock (collectively, the “C/D/E Preferred Stock”) did not have voting rights unless required by the Delaware General Corporation Law or as set forth below.

•

Cumulative dividends were payable on the Series C-1[1] Stock and Series C-2[1] Stock (together referred to herein as the “Series C1 Preferred”) at a rate of 15% per annum and on the Series E Preferred Stock at a rate of 5% per annum, each accruing from the date of issuance through the date of conversion or redemption, payable semi-annually in shares of Series C-1[1] Stock, Series C-2[1] Stock and Series E Preferred Stock, respectively, but subject to the temporary suspension of dividends with respect to the Series C1 Preferred, as described above. Neither the Series D-1[1] Stock nor the Series D-2[1] Stock was entitled to dividends.

•

The C/D/E Preferred Stock was convertible into common stock, initially at a rate of 66,667 shares of common stock for each share of C/D/E Preferred Stock, subject to certain limitations discussed below, at the election of the holders of C/D/E Preferred Stock. The conversion rate was adjusted for certain events, such as stock splits, stock dividends, reclassifications and recapitalizations, and the New Preferred Stock was subject to full-ratchet anti-dilution protection such that any subsequent issuance of common stock below the effective conversion price of the C/D/E Preferred Stock at the time of such issuance automatically adjusts the conversion price of the C/D/E Preferred Stock to such lower price. There were also limits on the amount of C/D/E Preferred Stock that could be converted and the timing of such conversions. The New Preferred Stock could be converted starting the first Monday following the Closing of the asset purchase. The Series E Preferred Stock could not be converted until the first Monday following the achievement of the Preclinical Milestone under the Agreement.

•

Upon a Liquidation Event (as defined in each Certificate), no other class or series of capital stock could receive any payment unless the New Preferred Stock has first received a payment in an amount equal to $1,000 per share, plus all accrued and unpaid dividends, if applicable. Once the New Preferred Stock received its liquidation payment, the Series E Preferred Stock was entitled to receive a payment in an amount equal to $1,000 per share, plus all accrued and unpaid dividends, if applicable.

•

In the event that certain actions occurred without the prior written consent of the holders of two-thirds of the then outstanding shares of New Preferred Stock (the “Requisite Holders”), such as the Company’s material breach of any material representation or warranty under the Securities Agreement, a suspension of the trading of the Company’s common stock, the failure to timely deliver shares on conversion of the C/D/E Preferred Stock, or the consummation of a Change of Control (as defined in the Certificate of Designations), then the holders of the Series C1 Preferred had the right, upon the delivery of a notice to the Company by the Requisite Holders, to have such shares redeemed by the Company for an amount equal to the greater of $1,000 per share, plus accrued and unpaid dividends, or the fair market value of the underlying common stock issuable upon conversion of the Series C1 Preferred. The Series E Preferred Stock did not have similar redemption rights.

•

Upon certain redemption events, such as the Company’s breach of covenants or material representations or warranties under the Purchase Agreement, the conversion price of the C/D/E Preferred Stock would decrease to 10% of the conversion price in effect immediately before such redemption event.

•

So long as at least 1,000 shares of New Preferred Stock remained outstanding (or at least 3,000 shares of New Preferred Stock remained outstanding if the Cash Warrants had been fully exercised), the Company may not take a variety of actions (such as altering the rights, powers, preferences or privileges of the New Preferred Stock so as to effect the New Preferred Stock adversely, amending any provision of the Company’s certificate of incorporation, entering into an agreement for a Strategic Transaction or Change of Control (as each is defined in the Series C/D Certificate) and may not consummate any financing or file a registration statement with the Securities and Exchange Commission without the prior approval of the Requisite Holders. The Series E Preferred Stock did not have similar protective provisions.

In June 2011, the Company entered into the Amendment Agreement that amended the terms of the Securities Purchase Agreement and the Consent Agreement. Under the Amendment Agreement, the Holders agreed to the following, among other changes: (i) a temporary waiver of dividends on Series C-11 Preferred (ii) to provide additional working capital by July 29, 2011, in an amount to be determined, if the Requisite Holders (as defined in the Amendment Agreement) determined by July 22, 2011 that, as of such date, the Company was continuing to pursue a Strategic Transaction (as defined in the Amendment Agreement) (iii) to purchase up to all of the outstanding Series C-11 Preferred and certain warrants held by then current and former Company employees, including the executive officers at that time, who would have the right to require the Holder to purchase these securities for a limited period of time following the employee’s termination of service with the Company.

In August 2011, the Company entered into a Second Amendment Agreement that extended the terms of the Amendment Agreement through October 31, 2011. Under the Second Amendment Agreement, the Holders agreed to the following, among other changes: (i) to continue a temporary waiver of dividends on Series C-11 Preferred (ii) to provide additional working capital, in an amount to be determined, if the Requisite Holders (as defined in the Second Amendment Agreement) determine by September 2, 2011, and then again by September 26, 2011, that, as of such date, the Company was continuing to pursue a Strategic Transaction (as defined in the Second Amendment Agreement) (iii) to purchase up to all of the outstanding Series C-11 Preferred and certain warrants held by then current and former Company employees, including the executive officers at that time, who will have the right to require the Holder to purchase these securities for a limited period of time following the employee’s termination of service with the Company.

Accounting Treatment

On May 26, 2010, the Company issued 5,134 shares of Series C-12 Preferred and recorded the par value of $0.0001 per share with a corresponding reduction to paid-in capital, given that there was no allocated value from the proceeds to the Series C-12 Preferred.

Under accounting guidance covering accounting for redeemable equity instruments, preferred securities that are redeemable for cash or other assets are to be classified outside of permanent equity (within the mezzanine section between liabilities and equity on the consolidated balance sheets) if they are redeemable at the option of the holder or upon the occurrence of an event that is not solely within the control of the issuer. As there are redemption-triggering events related to the Series C-12 Preferred that are not solely within the control of the Company, the Series C-12 Preferred was classified outside of permanent equity.

The Company may be required to redeem the Series C-12 Preferred if a redemption event occurs. Since the Company did not consummate a Strategic Transaction by February 26, 2011, the Series C-12 Preferred was currently redeemable and therefore the Company adjusted the carrying value of the Series C-12 Preferred to the redemption value of such shares. The carrying value at March 31, 2012, of $5,336,000, represents the redemption value of the Series C-12 Preferred plus accrued and unpaid dividends.

Derivative Liabilities

The Series C-12 Preferred and the underlying securities of the Series C-22 Warrants for units and Series D-12 Warrants contain conversion features. In addition, the Series C-12 Preferred and the underlying securities of the Series C-22 Warrants for units are subject to redemption provisions that are outside of the control of the Company.

The Series C-22 Warrants and Series D-12 Warrants are exercisable starting on the issuance date and expire three years from the date of issuance. The Series C-22 Warrants must be exercised in cash and beginning in June 2011, they are no longer subject to mandatory exercise terms. The Series D-12 Warrants may be exercised on a cashless basis and are not subject to mandatory exercise terms.

Accounting Treatment

The Company accounts for the conversion and redemption features embedded in the Series C-12 Preferred (the “Embedded Derivatives”) in accordance with accounting guidance covering derivatives. Under this accounting guidance, companies may be required to bifurcate conversion and redemption features embedded in redeemable convertible preferred stock from their host instruments and account for these embedded derivatives as free standing derivative financial instruments. If the underlying security of the embedded derivative requires net cash settlement in the event of circumstances that are not solely within the Company’s control, the embedded derivative should be classified as a liability, measured at fair value at issuance and adjusted to their current fair value at each period. As there are redemption triggering events for net cash settlement for Series C-12 Preferred that are not solely within the Company’s control, and the conversion feature is a derivative, the Embedded Derivatives are classified as liabilities and are accounted for using fair value accounting at each reporting date (see Note 3).

The Company accounts for the Series C-22 Warrants for units and Series D-12 Warrants in accordance with accounting guidance covering derivatives. If the underlying security of the warrant, a.) requires net cash settlement in the event of circumstances that are not solely within the Company’s control or if not, if they are b.) not indexed to the Company’s own stock, the warrants should be classified as liabilities, measured at fair value at issuance and adjusted to their current fair value at each period. As there are redemption triggering events for Series C-22 Preferred that are not solely within the Company’s control, and the Series D-12 Preferred are not indexed to the Company’s own stock, the Series C-22 Warrants for units and Series D-12 Warrants are classified as liabilities and are accounted for using fair value accounting at each reporting date. The Embedded Derivatives, Series C-22 Warrants for units and Series D-12 Warrants are collectively referred to as the “Derivative Liabilities”.

The estimated fair values of the Derivative Liabilities as of March 31, 2012 and December 31, 2011 are summarized as follows (in thousands):

	Fair Value Measurements at
	March 31, 2012	December 31, 2011
Embedded Derivatives of Series C-1[2] Preferred (including dividends paid in Series C-1[2] Preferred)	$2,832	$3,628
Embedded Derivatives of accrued dividends payable in Series C-1[2] Preferred	410	52
Series D-1[2] Warrants	411	2,539
Series C-2[2] Warrants for:
Series C-2[2] Preferred	1,837	3,785
Series D-2[2] Warrants	3,927	5,266

	$9,417	$15,270

The Derivative Liabilities were valued using binomial option pricing models with various assumptions detailed below. Due to the six month trading restriction on the unregistered shares of common stock issued or issuable from the conversion of Preferred Stock and the weekly conversion limitation on Preferred Stock as well as the uncertainty of the Company’s ability to continue as a going concern, the price per share of the Company’s common stock used in the binomial option pricing models for the Derivative Liabilities was discounted from the closing market prices of $0.05 and $0.27 on March 31, 2012 and December 31, 2011, respectively. The expected lives that were used to value each of the Derivative Liabilities were based on the individual characteristics of the underlying Preferred Stock, which impact the expected timing of conversion into common stock. In addition, the probabilities associated with the successful clinical development of a drug candidate based on industry data were used in each of the binomial option pricing models. The models used to value the Series C-22 Warrants and Series D-12 Warrants are particularly sensitive to such probabilities, as well as to the closing price per share of the Company’s common stock. To better estimate the fair value of the Derivative Liabilities at each reporting period, the binomial option pricing models and their inputs were refined based on information available to the Company. Such changes did not have a significant impact on amounts recorded in previous interim reporting periods.

At December 31, 2011, the total value of the Embedded Derivatives was $3,680,000. At March 31, 2012, the total value of the Embedded Derivatives was $3,242,000, resulting in non-cash other income on the decrease in the estimated fair value of the Embedded Derivatives for the three months ended March 31, 2012 of $539,000 (exclusive of the increase in the liability of $101,000 due to the accrual of dividends). Such decrease in value was primarily due to the significant decrease in the Company’s common stock price and the updates to the assumptions used in the option pricing models.

The Embedded Derivatives were valued at March 31, 2012 and December 31, 2011 using a binomial option pricing model, based on the value of the Series C-12 Preferred shares with and without embedded derivative features, with the following assumptions:

	March 31, 2012	December 31, 2011
Closing price per share of common stock	$0.05	$0.27
Conversion price per share	$0.005	$0.60
Volatility	88.3%	88.0%
Risk-free interest rate	1.04%	0.83%
Credit spread	19.4%	20.9%
Remaining expected lives of underlying securities (years)	4.8	5.0

On December 31, 2011, the Series D-12 Warrants were recorded at estimated fair value of $2,539,000. On March 31, 2012, the Series D-12 Warrants were revalued at $411,000 resulting in non-cash other income on the decrease in the estimated fair value of the Series D-12 Warrants of $2,128,000. Such decrease in value was primarily due to the exercise of 4,021 Series D-12 Warrants and updates to the assumptions used in the option pricing models.

The Series D-12 Warrants were valued at March 31, 2012 and December 31, 2011 using a binomial option pricing model with the following assumptions:

	March 31, 2012	December 31, 2011
Closing price per share of common stock	$0.05	$0.27
Conversion price per share	$0.005	$0.60
Volatility	69.9%	67.5%
Risk-free interest rate	0.33%	0.28%
Remaining expected lives of underlying securities (years)	1.9	2.2
Probability of Strategic Transaction	N/A	70%

On December 31, 2011, the Series C-22 Warrants (which consist of rights to purchase Series C-22 Preferred and Series D-22 Warrants) were recorded at an estimated fair value of $9,051,000. On March 31, 2012, the Series C-22 Warrants were revalued at $5,764,000, resulting in non-cash other income on the decrease in the estimated fair value of the Series C-22 Warrants of $3,287,000. Such decrease in value was primarily due to the removal of the mandatory redemption requirement upon successful completion of the Strategic Transaction, the extension of the term to cover the longer clinical trial period, and the updates to the assumptions used in the option pricing models.

The portion of the Series C-22 Warrants that represent the rights to purchase Series C-22 Preferred were valued at March 31, 2012 and December 31, 2011 using a binomial option pricing model. The pricing model determines the value of the Series C-22 Preferred at the warrant exercise date which is assumed to be at the end of the successful Phase 2 clinical trial and subtracts the value of the Series C-22 Preferred with the exercise price. The assumptions are:

	March 31, 2012	December 31, 2011
Closing price per share of common stock	$0.05	$0.27
Conversion price per share	$0.005	$0.60
Volatility	88.3%	88.0%
Risk-free interest rate	1.04%	0.83%
Credit spread	19.4%	20.9%
Remaining expected lives of underlying securities (years)	4.8	5.0
Time to exercise (months)	24	24

The Series D-22 Warrants were valued at March 31, 2012 and December 31, 2011 using a binomial option pricing model with the same assumptions used in the valuation of the Series D-12 Warrants. The decrease in the value of the Series D-22 Warrants was primarily due the updates to the assumptions used in the option pricing models.

7.	Preferred Stock

Preferred Stock

As of March 31, 2012, the Company’s Board of Directors is authorized to issue 8,000,000 shares of preferred stock, with a par value of $0.0001 per share, in one or more series, of which 11,000 are designated for Series C-12 Preferred, 22,000 are designated Series C-22 Preferred, 5,134 are designated Series D-12 Preferred, and 10,868 are designated Series D-22 Preferred. As of March 31, 2012, 5,023 shares of Series C-12 Preferred Stock and 3,607 shares of Series D-12 were issued and outstanding. As of December 31, 2011, 5,043 shares of Series C-12 Preferred Stock were issued and outstanding.

8.	Stockholders’ Equity

Warrants

In connection with the May 2008 public offering, the Company issued warrants to purchase 390 shares of the Company’s common stock. The warrants were immediately exercisable upon grant, have an exercise price of $21,500 per share and remain exercisable for five years. As of March 31, 2012, all of these warrants were outstanding and 390 shares of common stock are reserved for issuance upon exercise of the warrants.

Share-Based Compensation

In June 1994, the Company adopted the La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (the “1994 Plan”), under which, as amended, 164 shares of common stock were authorized for issuance. The 1994 Plan expired in June 2004 and there were 15 options outstanding under the 1994 Plan as of March 31, 2012.

In May 2004, the Company adopted the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (the “2004 Plan”), under which, as amended, 640 shares of common stock have been authorized for issuance. The 2004 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to employees, directors, consultants and advisors of the Company with up to a 10-year contractual life and various vesting periods as determined by the Company’s Compensation Committee or the Board of Directors, as well as automatic fixed grants to non-employee directors of the Company. As of March 31, 2012, there were a total of 75 options outstanding under the 2004 Plan and 537 shares remained available for future grant.

In August 2010, the Company adopted the 2010 Plan under which 17,000 shares of common stock have been authorized for issuance. The 2010 Plan is similar to the 2004 Plan, other than with regard to the number of shares authorized for issuance thereunder. The 2010 Plan provides for automatic increases to the number of authorized shares available for grant under the 2010 Plan and as such, in May and September 2011, the number of authorized shares were increased by 33 and 16,007 shares of common stock, respectively. As of March 31, 2012, there were a total of 16 options outstanding and 16,984 shares remained available for future grant under the 2010 Plan.

A summary of the Company’s stock option activity and related data follows:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2011	894	$17,462
Granted	—	—
Forfeited/Expired	(788)	$8,640

Balance at March 31, 2012	106	$59,948

As of March 31, 2012, options exercisable have a weighted-average remaining contractual term of 5.5 years. No stock option exercises occurred during the year ended December 31, 2011 and for the 3 months ended March 31, 2012. As of March 31, 2012 and December 31, 2011, the total intrinsic value, which is the difference between the exercise price and closing price of the Company’s common stock for options outstanding and exercisable, was $0.

	March 31 2012		December 31 2011
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Exercisable at end of period	106	$59,948	585	$26,243
Weighted average fair value of options granted during the period	$—		$—

Exercise prices and weighted-average remaining contractual lives for the options outstanding (excluding shares of restricted stock) as of March 31, 2012 were:

Options Outstanding	Range of Exercise Prices	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price of Options Exercisable
16	$210	8.80	$210	16	$210
26	$550	8.28	$550	26	$550
13	$ 18,200 — $ 21,500	5.33	$19,215	13	$19,215
10	$39,900	4.25	$39,900	10	$39,900
11	$42,000	3.64	$42,000	11	$42,000
11	$ 52,600 — $59,700	5.15	$59,055	11	$59,055
9	$148,000 — $235,500	1.87	$167,556	9	$167,556
3	$254,500	0.42	$254,500	3	$254,500
3	$295,000	0.76	$295,000	3	$295,000
4	$352,500	0.12	$352,500	4	$352,500

106	$ 210 — $352,500	5.52	$59,948	106	$59,948

At March 31, 2012, the Company has reserved 18,207 shares of common stock for future issuance upon exercise of options granted or to be granted under the 1994, 2004 and 2010 Plans, as well as for options granted outside of the Company’s equity compensation plans.

On April 10, 2012, the Company awarded options to purchase up to 592,230,471 shares of common stock to the President and Chief Executive Officer, a board member and an employee. The options were granted at an exercise price of $0.06. Two of the grants vest with respect to 25% of the underlying shares on a specified one year anniversary date, with the remainder vesting monthly, in equal monthly installments, over the three years thereafter. The other grant vests on a quarterly basis over a one year period (see note 9).

Employee Stock Purchase Plan

Effective August 1, 1995, the Company adopted the ESPP, under which shares of common stock are reserved for sale to eligible employees, as defined in the ESPP. Employees may purchase common stock under the ESPP every three months (up to but not exceeding 10% of each employee’s base salary or hourly compensation, and any cash bonus paid, subject to certain limitations) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months. At the Annual Meeting of Stockholders held on August 12, 2010, the stockholders approved an amendment to the ESPP to extend the term thereof from 2015 to 2025 and to increase the shares of common stock authorized for issuance thereunder from 85 to 485. As of March 31, 2012, 72 shares of common stock have been purchased under the ESPP and 413 shares of common stock are available for future issuance. No shares were issued under the ESPP during the year ended December 31, 2011 or for the three months ended March 31, 2012.

Restricted Stock

In April 2012, the Company issued restricted common stock to the President and Chief Executive Office, a board member and an employee. The total restricted shares are 2,987,850 and the stock will vest as of January 19, 2013, so long as the holders of the Series C-12 Preferred have not elected to redeem their holdings (see Note 4).

9.	Employment Agreements

As part of the Asset Purchase Agreement described in Note 1, the Company entered into an Employee Agreement with a new President and Chief Executive Officer on January 19, 2012. The annual base salary will be $240,000 for the first year of employment with the Company and will increase to $420,000 on the one- year anniversary of the employment start date. In addition, on April 10, 2012, an option to purchase up to 506,300,087 shares of common stock (the “First Option”) was awarded to the President and Chief Executive Officer, subject to the terms and conditions of any applicable award agreements and other restrictions and limitations generally applicable to common stock or equity awards held by Company executives or otherwise imposed by law. Subject to applicable terms and conditions, the First Option vests with respect to 25% of the underlying shares on the one-year anniversary of the employment start date, with the remainder vesting monthly, in equal monthly installments, over the three years thereafter. The First Option is exercisable at a price equal to the fair market value of a share of common stock on the date of the grant of the First Option. An additional option will be awarded to the President and Chief Executive Officer to purchase the number of shares of common stock equal to 7.5% of the Company’s fully diluted, as-converted shares on the second anniversary of the employment start date, less the number of shares subject to the First Option on the First Option grant date (the “Second Option”), and the Second Option will also be subject to the same terms and conditions as the First Option. Subject to applicable terms and conditions, 50% of the underlying shares of the Second Option will be fully vested on the date of the grant with the remainder vesting monthly, in equal monthly installments, over the two years thereafter. The Second Option will be exercisable at a price equal to the fair market value of a share of common stock on the date of the grant of the Second Option.

On January 19, 2012, effective upon the closing of the Asset Purchase Agreement, the former President and Chief Executive Officer and the former Chief Financial Officer resigned. Both of the Company’s aforementioned officers entered into separation agreements with the Company, and the Company agreed to make separation payments of $77,778 and $62,222, respectively. Further, both officers relinquished their rights to all Company stock options, whether vested or unvested.

10.	401(k) Plan

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

Following guidance in IRS Notice 98-52 related to the “safe harbor,” 401(k) plan method, non-highly compensated employees will receive a contribution from the Company equal to 3% of their annual salaries, as defined in the Code. Such contributions vest immediately and are paid annually following each year end. These “safe harbor” contributions by the Company were less than $8,000 for the year ended December 31, 2011. The contribution was paid during April 2012. The Company decided to end this plan in March 2012.

11.	Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator
Net income (loss)	$5,284	$(6,509)
Preferred stock dividends forfeited (earned)	(186)	—

Numerator for basic EPS – net income (loss) attributable to common stockholders	5,098	(6,509)
Effect of dilutive securities:
Preferred stock dividends	—	—

Numerator for diluted EPS – net income (loss) attributable to common stockholders	$5,098	$(6,509)

Denominator:
Weighted-average shares outstanding:
Basic EPS	2,092	947
Effect of dilutive convertible preferred stock and warrants	5,470,153	—

Denominator for diluted EPS	5,472,245	947

Basic EPS	$2.44	$(6.87)

Diluted EPS	$0.00	$(6.87)

At March 31, 2012, potentially dilutive securities of approximately 496 shares reserved for the exercise of outstanding stock options and warrants for common stock were excluded from the diluted EPS computation because their effect was anti-dilutive.

Because the Company had incurred a net loss for the three months ended March 31, 2011, common stock issuable upon the conversion of preferred stock and the exercise of stock options and warrants were not included in the computation of net loss per share because their effect was anti-dilutive. At March 31, 2011, potentially dilutive securities were approximately 215,000 shares reserved for the conversion of convertible preferred stock, including accrued dividends, and the exercise of outstanding stock options and warrants.

The Series C-12 Preferred was convertible into 1.1 billion and approximately 37,000 shares of common stock at March 31, 2012 and March 31, 2011, respectively.

12.	Commitments and Contingencies

As of March 31, 2012, there were no material operating leases, notes payable, purchase commitments or capital leases.

The Company maintains its operations in a temporary space under a short-term arrangement and expects that it will transition to permanent space under a long-term lease during 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The forward-looking statements in this report involve significant risks, assumptions and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. Accordingly, you should not rely upon forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements are subject to the risks, uncertainties and other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2011, and in other reports and registration statements that we file with the Securities and Exchange Commission from time to time and as updated in Part II, Item 1A. “Risk Factors” contained in this Quarterly Report on Form 10-Q. We expressly disclaim any intent to update forward-looking statements.

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

On January 19, 2012, we acquired rights to certain assets, including a lead clinical-stage compound designated GCS-100, from privately held Solana Therapeutics, Inc. (“Solana”), which was wholly owned by our largest holder of Series C-12 Convertible Preferred Stock. The GCS-100 compound, which inhibits the expression of galectin-3 and may represent a novel treatment for certain types of cancers, was acquired pursuant to an asset purchase agreement for nominal consideration. As a result of our acquisition of these assets, we are now focused on the development of treatments that mediate the production of galectins as a means of treating human diseases such as cancer and chronic organ failure.

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

Recent Developments

On January 19, 2012, we entered into a Consent and Amendment Agreement (the “Amendment Agreement”) with certain of our Series C-11 Convertible Preferred Stock holders to amend the terms of our Securities Purchase Agreement, dated as of May 24, 2010 (“Securities Purchase Agreement”), and the forms of Cash Warrants and Cashless Warrants (as defined in the Securities Purchase Agreement) initially issued under the Securities Purchase Agreement, as well as to adopt a Certificate of Designations, Preferences and Rights of Series C-12 Convertible Preferred Stock (“Series C-12 Stock”), Series C-22 Convertible Preferred Stock (“Series C-22 Stock”), Series D-12 Convertible Preferred Stock (“Series D-12 Stock”) and Series D-22 Convertible Preferred Stock (“Series D-22 Stock”) (the “Series C-12/D-12 Certificate”). Under the Amendment Agreement, the term of the warrants was extended to the third anniversary of the acquisition of the GCS-100 assets from Solana and the warrants were amended so that they would be exercisable for shares of 2012 New Preferred Stock (defined below).

As part of the Amendment Agreement, the Company designated four new series of preferred stock on January 19, 2012: its Series C-12 Stock, Series C-22 Stock, Series D-12 Stock, and Series D-22 Stock (collectively, the “2012 New Preferred Stock”). The Company exchanged, on a one-for-one basis, each share of its existing Series C-11 Convertible Preferred Stock that was outstanding for a new share of Series C-12 Stock. Each holder of 2012 New Preferred Stock may convert its 2012 New Preferred Stock shares into the Company’s common stock, par value $0.0001 per share (“Common Stock”), subject to a weekly conversion cap set forth in the Series C-12/D-12 Certificate. Each 2012 New Preferred Stock holder may only convert such preferred shares into Common Stock to the extent that after such conversion such holder beneficially owns less than 9.999% of the Company’s issued and outstanding Common Stock.

On the first anniversary of the asset purchase agreement (i.e., January 19, 2013), the holders of Series C-12 Stock will have a one-time right to elect to redeem a number of shares of Series C-12 Stock equal to the lesser of (i) the entire balance of the outstanding Series C-12 Stock, and (ii) 2,900 shares of Series C-12 Stock. The 2012 New Preferred Stock also allows for redemption by its holders following the occurrence of certain other events, such as a breach of the terms and conditions of the Series C-12/D-12 Certificate. If the holders of Series C-12 Stock redeem a number of shares of Series C-12 Stock equal to or greater than the lesser of: (i) the entire balance of the outstanding Series C-12 Stock and (ii) 2,900 shares of Series C-12 Stock, then Solana shall have the right for a period of 10 business days following the earlier of (i) or (ii) above, to elect to purchase from the Company all right, title and interest in and to the GCS-100 assets, upon repaying to the Company the nominal consideration initially paid pursuant to the asset purchase agreement.

As part of the Amendment Agreement, the Company agreed to implement a reverse split of the Company’s common stock. Pursuant to the authority delegated to the Company’s Board of Directors at a meeting of stockholders held in August 2010, the Company implemented a 1-for-100 reverse split of its common stock on February 17, 2012 (the “2012 Reverse Stock Split”). No fractional shares were issued and, instead, stockholders received the cash value of any fractional shares that would have been issued. Share amounts in this Report are shown post-split and therefore have been adjusted to reflect the Reverse Stock Split.

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

There have been no material changes to the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 30, 2012.

Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted the guidance issued by the FASB in May 2011, regarding common fair value measurements and disclosure requirements in U.S. GAAP and IFRS. This accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs. The adoption of this standard did not have a material impact on the financial position or results of operations of the Company.

Effective January 1, 2012, the Company adopted the guidance issued by the FASB in June 2011 and amended in December 2011, regarding comprehensive income. This accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; and (2) requires the consecutive presentation of the statement of net income and other comprehensive income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. As this accounting standard only requires enhanced disclosure, the adoption of this standard did not impact the Company’s financial position or results of operations.

Results of Operations

There were no revenues for the three months ended March 31, 2012 and 2011.

For the three months ended March 31, 2012, we incurred $0.03 million in research and development expense primarily related to costs associated with the preclinical study compared to only nominal expenses for the same period in 2011.

For the three months ended March 31, 2012, general and administrative expense increased to $0.6 million, from $0.5 million for the same period in 2011. The increase is primarily the result of professional services rendered in connection with the acquisition of the GCS-100 compound.

For the three months ended March 31, 2012, non-operating income was $6.0 million, which is an increase of $12.0 million compared to the same period in 2011. The derivative liabilities issued in the May 2010 financing were remeasured at their estimated fair value as of March 31, 2012, resulting in a net decrease in value of $6.0 million for the three months ended March 31, 2012, primarily due to the decrease in the price per share of our common stock, the conversion of 20 shares of Series C-12 Preferred into common stock, the exercise of 4,021 Series D-12 Warrants and changes in other inputs to the valuation models used to estimate the liabilities. This decrease in value was recorded as non-operating income.

The non-operating income as a result of adjustments to the estimated fair value of derivative liabilities is non-cash income. Accounting rules require that our derivative instruments be adjusted to their fair values at each reporting date, which may cause us to report significant non-cash gains or losses as our stock price moves down or up. Prior results may not be indicative of future results.

Liquidity and Capital Resources

From inception through March 31, 2012, we have incurred a cumulative net loss of approximately $434.3 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through March 31 2012, we have raised approximately $413 million in net proceeds from sales of equity securities.

At March 31, 2012, we had $4.4 million in cash as compared to $5.0 million of cash at December 31, 2011. Of our available cash at March 31, 2012, we could be required to pay up to $2.9 million upon the redemption of our outstanding Series C-12 Preferred. Such redemption was not considered probable as of March 31, 2012. Our working capital was ($5.2) million at March 31, 2012, as compared to ($10.4) million at December 31, 2011 and is largely driven by our derivative liability obligations which will likely change in value in the future. The decrease in cash resulted from the use of our financial resources to fund our general corporate operations.

In March 2011, we received funding of approximately $0.2 million from certain of our investors to defray the costs of the confirmatory preclinical study of LJP1485 at that time.

Our history of recurring losses from operations, our cumulative net loss as of March 31, 2012, and the absence of any current revenue sources raise substantial doubt about our ability to continue as a going concern.

We maintain operations in temporary space under a short-term arrangement and expect to transition to permanent space under a long-term lease during 2012. No notes payable, purchase commitments, capital leases or other material contractual obligations existed as of March 31, 2012.

Our current business operations are focused on using our financial resources to fund our current obligations and to develop GCS-100 and other treatments that inhibit the activity of galectins as a means of treating human diseases. In the future, it is possible that we will not have adequate resources to support continued operations and we will need to cease operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in our consolidated financial condition, expenses, consolidated results of operations, liquidity, capital expenditures or capital resources.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors

The risk factors presented below update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”). The following factors, along with those in the Annual Report, should be reviewed carefully, in conjunction with the other information contained herein and our financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-Q and presented elsewhere by our management from time to time. See “Part I, Item 2 — Forward-Looking Statements.”

I. RISK FACTORS RELATING TO THE COMPANY AND THE INDUSTRY IN WHICH WE OPERATE.

We have only limited assets and we have limits under our charter on our ability to fully spend the cash assets that we currently have.

As of March 31, 2012, we had no revenue sources, an accumulated deficit of $434.3 million and available cash and cash equivalents of $4.4 million, of which, at that time, up to $2.9 million could be required to be paid upon the triggering of a redemption right under our outstanding Series C-12 Preferred including accrued dividends. Although we acquired the GCS-100 patent estate in January 2012 for nominal consideration and we retain the rights (to the extent not forfeited) to the Riquent patent estate, the values of these assets are highly uncertain and Riquent has been written down under United States generally accepted accounting principles (“GAAP”) to nearly zero. As a result, we have only limited assets available to operate and develop our business. We are utilizing a portion of our existing cash balances to conduct future clinical study of GCS-100 and to evaluate whether or not GCS-100 should be developed further. If we determine that GCS-100 does not warrant further development and the investors redeem their C-12 Preferred, we would have only limited cash and would likely be forced to liquidate the Company. In that event, the funds resulting from the liquidation of our assets, net of amounts payable, would likely return only a small amount, if anything, to our stockholders.

Additionally, the Series C-12/D-12 Certificate contains a term that, for a period of one year, purports to render ultra vires any transaction in which the Company causes its net cash balance to fall below $2.9 million. Thus, if the Company authorizes any expenditure or enters into any contract whereby the Company’s cash balance falls below this threshold, it is possible that a court could find that the Company did not have the requisite corporate authority to take such action. Accordingly, the Company intends to limit its overall expenditures through February 2013 so that it maintains this minimum balance. As a result, the Company effectively has only $1.5 million available for the maintenance of operations and development of GCS-100 for the period of April 2012 through February 2013.

II. RISK FACTORS RELATED SPECIFICALLY TO OUR STOCK.

We currently have 12.3 million shares of common stock outstanding and currently may be required to issue up to 6.7 billion shares of common stock upon conversion of existing preferred stock and preferred stock warrants. Such an issuance would be significantly dilutive to our existing common stockholders.

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

Giving effect to the potential exercise of the outstanding preferred warrants, and assuming the conversion of all preferred stock into common stock at the current conversion rate, we would have approximately 6.7 billion shares of common stock issued and outstanding, although the issuance of the common stock upon the conversion of our preferred stock is limited by a 9.999% beneficial ownership cap for each preferred stockholder. With approximately 12.3 million shares of common stock issued and outstanding as of the date of this report, the issuance of this number of shares of common stock underlying the preferred stock would represent approximately 99% dilution to our existing stockholders. It is possible that our current stock price does not reflect our fully-diluted and as-converted capital structure, which means that the conversion of preferred stock into common stock could significantly reduce our stock price.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment (1)

3.2	Certificate of Elimination of Series C-1[1] Convertible Preferred Stock; Series C-2[1] Convertible Preferred Stock; Series D-1[1] Convertible Preferred Stock and Series D-2[1] Convertible Preferred Stock (1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed with the Company’s Current Report on Form 8-K, filed February 23, 2012 and incorporated by reference herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company

Date: May 21, 2012	/s/ George Tidmarsh
George Tidmarsh, M.D., Ph.D.
President, Chief Executive Officer
and Secretary (As Principal Executive, Financial and Accounting Officer)