Form 10-Q
period 2012-06-30
LA JOLLA PHARMACEUTICAL CO
filed 2012-08-10
CIK 920465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-24274

LA JOLLA PHARMACEUTICAL COMPANY

(Exact name of registrant as specified in its charter)

California	33-0361285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4370 La Jolla Village Drive, Suite 400 San Diego, CA	92122
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding at August 6, 2012 was 13,567,383.

LA JOLLA PHARMACEUTICAL COMPANY

FORM 10-Q

QUARTERLY REPORT

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS—UNAUDITED

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Balance Sheets

(in thousands, except share and par value amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$3,806	$5,040
Prepaids and other current assets	97	60

Total current assets	3,903	5,100

Total assets	$3,903	$5,100

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$129	$8
Accrued expenses	89	240
Accrued payroll and related expenses	12	7
Derivative liabilities	13,806	15,270

Total current liabilities	14,036	15,525

Series C-1[2] redeemable convertible preferred stock, $0.0001 par value; 11,000 shares authorized, 5,392 and 5,043 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively (redemption value and liquidation preference in the aggregate of $5,468 at June 30, 2012 and $5,116 at December 31, 2011)	5,560	5,133

Commitments and contingencies

Stockholders’ deficit:
Common stock	5	—
Preferred stock	3,595	—
Additional paid-in capital	422,747	424,071
Accumulated deficit	(442,040)	(439,629)

Total stockholders’ deficit	(15,693)	(15,558)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$3,903	$5,100

Note: The condensed balance sheet at December 31, 2011 has been derived from the audited financial statements as of that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles (see Note 1).

See accompanying notes.

Condensed Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Expenses:
Research and development	$336	$177	$370	$177
General and administrative	2,877	727	3,514	1,205

Total expenses	3,213	904	3,884	1,382

Loss from operations	(3,213)	(904)	(3,884)	(1,382)

Other income (expense):
Adjustments to fair value of derivative liabilities	(4,485)	5,382	1,469	(647)
Other income (expense), net	1	236	2	234

Net income (loss)	(7,697)	4,714	(2,413)	(1,795)

Preferred stock dividend forfeited (earned)	(76)	78	(76)	78

Net income (loss) and comprehensive income (loss) attributable to common stockholders	$(7,773)	$4,792	$(2,489)	$(1,717)

Net income (loss) per basic share	$(0.67)	$0.39	$(0.36)	$(0.26)

Net income (loss) per diluted share	$(0.67)	$0.01	$(0.36)	$(0.26)

Shares used in computing basic net income (loss) per share	11,603	12,389	6,886	6,700

Shares used in computing diluted net income (loss) per share	11,603	556,871	6,886	6,700

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net loss	$(2,413)	$(1,795)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	2,710	131
(Gain) loss on adjustments to fair value of derivative liabilities	(1,469)	647
Change in operating assets and liabilities:
Prepaids and other current assets	(37)	48
Accounts payable	121	(13)
Accrued expenses	(151)	(79)
Accrued payroll and related expenses	5	(13)

Net cash used for operating activities	(1,234)	(1,074)

Net decrease in cash and cash equivalents	(1,234)	(1,074)
Cash and cash equivalents at beginning of period	5,040	6,866

Cash and cash equivalents at end of period	$3,806	$5,792

Supplemental schedule of noncash investing and financing activities:
Issuance of preferred stock	$3,611	$—

Conversion of preferred stock into common stock	$(25)	$(248)

Reclassification of preferred stock currently redeemable	$—	$5,532

Preferred stock dividends earned	$(76)	$—

Payment of preferred stock dividends	$374	$—

Forfeiture of preferred stock dividends	$—	$(78)

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Condensed Financial Statements

(Unaudited)

June 30, 2012

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of La Jolla Pharmaceutical Company (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and valuation adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2012. For more complete financial information, these unaudited condensed financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business and this does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While the basis of presentation remains that of a going concern, the Company has a history of recurring losses from operations and, as of June 30, 2012, the Company had no revenue sources, an accumulated deficit of $442,040,000 and available cash and cash equivalents of $3,806,000, of which $2,900,000 could be required to be paid upon the exercise of redemption rights under the Company’s outstanding preferred securities (see Note 4). Such redemption was not considered probable as of June 30, 2012. However, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On the first anniversary of the Asset Purchase Agreement (i.e. January 19, 2013), the holders of Series C-12 Stock may redeem a number of shares of Series C-12 Stock equal to the lesser of (i) the entire balance of the outstanding Series C-12 Stock, and (ii) 2,900 shares of Series C-12 Stock. The 2012 New Preferred Stock also allows for redemption by its holders following the occurrence of certain other events. If the holders of Series C-12 Stock redeem a number of shares of Series C-12 Stock equal to or greater than the lesser of (i) the entire balance of the outstanding Series C-12 Stock and (ii) 2,900 shares of Series C-12 Stock, then Solana shall have the right for a period of 10 business days following the earlier of (i) or (ii) above, to elect to purchase from the Company all right, title and interest in and to the Purchased Assets, including any assets and patent rights arising from the Purchased Assets after the Closing of the asset purchase, upon repaying to the Company the nominal consideration paid pursuant to the Agreement.

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

Corporate Structure

The Company was originally incorporated in Delaware in 1989. At the annual meeting of stockholders of the Delaware company on May 22, 2012, the stockholders, upon the recommendation of the Delaware company’s board of directors, approved a proposal to merge the Delaware company with and into its wholly-owned subsidiary, LJPC Merger Sub, Inc., for the purpose of changing the domicile of the Company from Delaware to California (the “Merger”). Following stockholder approval, the Merger was effected on June 7, 2012. As a result, the Company is now a California corporation and LJPC Merger Sub, Inc. changed its name to La Jolla Pharmaceutical Company. The authorized capital stock of the Company increased from 6,008,000,000 to 12,008,000,000 shares. All common and preferred shares of the Delaware company were exchanged for common and preferred shares of the Company.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and disclosures made in the accompanying notes to the unaudited condensed financial statements. These include the assumptions discussed below relating to the calculation of our derivative liabilities. Actual results could differ materially from those estimates.

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

All common stock share and per share information in the accompanying unaudited condensed financial statements have been restated to reflect retrospective application of the 2012 and 2011 Reverse Stock Split for all periods presented, except for par value per share and the number of authorized shares, which were not affected. Shares of the Company’s common stock underlying outstanding options and warrants were proportionately reduced and the exercise prices of outstanding options and warrants were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of the Company’s common stock underlying outstanding convertible preferred stock and warrants were proportionately reduced and the conversion rates were proportionately decreased in accordance with the terms of the agreements governing such securities.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the periods. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted-average number of common shares and common stock equivalents outstanding for the period issuable upon the conversion of preferred stock and exercise of stock options and warrants. These common stock equivalents are included in the calculation of diluted EPS only if their effect is dilutive (see Note 11). There is no difference between basic and diluted net loss per share for the six months ended June 30, 2012 and 2011 and the three months ended June 30, 2012 as potentially dilutive securities have been excluded from the calculation of diluted net loss per common share because the inclusion of such securities would be antidilutive.

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

Financial assets and liabilities are measured at fair value, which is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The following is a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of June 30, 2012 and 2011, cash and cash equivalents were comprised of cash in checking accounts.

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

At June 30, 2012 and December 31, 2011, the estimated fair values of the liabilities measured on a recurring basis are as follows (in thousands):

	Fair Value Measurements at June 30, 2012
	Balance at June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Embedded derivative liabilities	$4,062	$—	$—	$4,062
Warrant derivative liabilities	9,744	—	—	9,744

Total	$13,806	$—	$—	$13,806

	Fair Value Measurements at December 31, 2011
	Balance at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Embedded derivative liabilities	$3,680	$—	$—	$3,680
Warrant derivative liabilities	11,590	—	—	11,590

Total	$15,270	$—	$—	$15,270

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the six months ended June 30, 2012 and 2011 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Embedded Derivative Liabilities	Warrant Derivative Liabilities	Total
Beginning balance at December 31, 2011	$3,680	$11,590	$15,270
Adjustments to estimated fair value	(539)	(5,415)	(5,954)
Accrued dividends payable in Series C-1[2] Preferred	101	—	101

Ending balance at March 31, 2012	$3,242	$6,175	$9,417
Adjustments to estimated fair value	916	3,569	4,485
Accrued dividends payable in Series C-1[2] Preferred	(96)	—	(96)

Ending balance at June 30, 2012	$4,062	$9,744	$13,806

During the six months ended June 30, 2012, the net decrease in the estimated fair value of derivative liabilities of $1,469,000 was recorded as non-cash other income in the Statement of Comprehensive Income (Loss).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Embedded Derivative Liabilities	Warrant Derivative Liabilities	Total
Beginning balance at December 31, 2010	$5,170	$932	$6,102
Adjustments to estimated fair value	159	5,870	6,029
Forfeited accrued dividends payable in Series C-1[2] Preferred	(72)	—	(72)

Ending balance at March 31, 2011	$5,257	$6,802	$12,059
Adjustments to estimated fair value	(924)	(4,458)	(5,382)

Ending balance at June 30, 2011	$4,333	$2,344	$6,677

During the six months ended June 30, 2011, the estimated fair value of derivative liabilities increased by a net amount of $647,000, which was recorded as other expense in the Statement of Comprehensive Income (Loss).

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

The Company filed its Series C-12/D-12 Certificate with the State of Delaware on January 20, 2012. The Series C-12/D-12 Certificate was superseded by the Articles of Incorporation of LJPC California (the “Articles”) in connection with the Company’s reincorporation from Delaware to California. The Articles provide the holders with the following rights:

•	The holders of 2012 New Preferred Stock do not have voting rights, unless required by the California General Corporation Law or as set forth below.

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

•

Effective with the Consent Agreement, in any week, each holder of 2012 New Preferred Stock may convert its amount of the outstanding 2012 New Preferred Stock held by the stockholder multiplied by the Conversion Cap (as defined in the Articles) for such week. Depending on the Closing Sales Prices (as defined in the Articles), the Conversion Cap can range from 0% to 3.76%. Moreover, holders of 2012 New Preferred Stock may not convert if such conversion would result in the holder or any of its affiliates beneficially owning more than 9.999% of the Company’s then issued and outstanding shares of common stock. As of June 30, 2012, 613 shares of Series C-1[2] Preferred had been converted into common stock.

•

Upon a Liquidation Event (as defined in the Articles), no other class or series of capital stock can receive any payment unless the 2012 New Preferred Stock has first received a payment in an amount equal to $1,000 per share, plus all accrued and unpaid dividends, if applicable.

•

In the event that certain actions occur without the prior written consent of the holders of 80% of the shares of 2012 New Preferred Stock and Warrants (as defined in the Securities Purchase Agreement) on an as-converted basis (the “Requisite Holders”), such as the Company’s material breach of any material representation or warranty under the Asset Purchase Agreement, a suspension of the trading of the common stock, the failure to timely deliver shares on conversion of the 2012 New Preferred Stock, the Company commences a bankruptcy proceeding, winding up, dissolution and the like, or the consummation of a Change of Control (as defined in the Articles), then the holders of the Series C-1[2] Preferred shall have the right, upon the delivery of a notice to the Company by the Requisite Holders, to have such shares redeemed by the Company for an amount equal to the greater of $1,000 per share, plus accrued and unpaid dividends, or the fair market value of the underlying common stock issuable upon conversion of the Series C-1[2] Preferred.

•

In the event that the Company fails to timely deliver shares on conversion of the 2012 New Preferred Stock, under certain circumstances, the Company must pay the 2012 New Preferred Stock holder’s costs and expenses of acquiring Cover Shares (as defined in the Articles).

•

Upon certain redemption events, such as the Company’s breach of covenants or material representations or warranties under the Asset Purchase Agreement, the conversion price of the 2012 New Preferred Stock decreases to 10% of the conversion price in effect immediately before such redemption event.

•

So long as at least 1,000 shares of 2012 New Preferred Stock remain outstanding (or at least 3,000 shares of 2012 New Preferred Stock remain outstanding, if the Cash Warrants have been fully exercised), the Company may not take a variety of actions (such as altering the rights, powers, preferences or privileges of the 2012 New Preferred Stock so as to effect the 2012 New Preferred Stock adversely, amending any provision of the Company’s articles of incorporation, setting aside any monies for the redemption, purchase or other acquisition of, or declare or pay any dividend or make any Distribution (as defined in the Articles) or other distribution other than pursuant to the Articles or equity compensation plans, increasing the value of the Common Stock, entering into an agreement for a Strategic Transaction or Change of Control (as defined in the Articles), consummating any financing or filing a registration statement with the Securities and Exchange Commission, incurring liabilities for no consideration or for cash consideration, property, services or other exchange, or taking any action or entering into any agreement causing the Company’s Net Cash (as defined in the Articles) to fall below $2,900,000 until the date that is thirteen months from the Closing of the asset purchase) without the prior approval of the Requisite Holders.

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

On May 24, 2010, the Company entered into a Securities Purchase Agreement by and among the Company and the purchasers named therein (the “Purchasers”). The Purchasers included institutional investors as well as the Company’s then Chief Executive Officer and Chief Financial Officer as well as an additional Company employee at that time. The total investment by these Company employees represented less than 3% of the proceeds received by the Company in the May 2010 Financing. Pursuant to the Securities Purchase Agreement, on May 26, 2010 (the “Closing Date” or “Closing”), for total consideration of $6,003,000, the Purchasers purchased (i) an aggregate of 2,897 shares of the Company’s Common Stock, par value $0.0001 per share, at a contractually stated price of $300 per share, and (ii) 5,134 shares of the Company’s Series C-1 Preferred, par value $0.0001 per share, at a contractually stated price of $1,000 per share. The Purchasers also received (i) Series D-1 Warrants to purchase 5,134 shares of the Company’s Series D-1 Preferred, par value $0.0001 per share, at an exercise price of $1,000 per share, which warrants may be exercised on a cashless basis, and (ii) Series C-2 Warrants to purchase 10,268 units, at an exercise price of $1,000 per unit, which warrants are exercisable only in cash, with each unit consisting of one share of the Company’s Series C-2 Preferred, par value $0.0001 per share, and an additional Series D-2 Warrant to purchase one share of the Company’s Series D-2 Preferred, par value $0.0001 per share, at an exercise price of $1,000 per share.

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

The Company filed its Series C/D Certificate and Series E Certificate (collectively, the “Certificates”) with the State of Delaware on March 30, 2011. Each Certificate provided the holders with the following rights (the Series C/D Certificate was superseded by the Series C-12/D-12 Certificate that was filed on January 20, 2012 and the Series C-12/D-12 Certificate was superseded by the Articles of Incorporation of LJPC California filed in connection with the Company’s reincorporation from Delaware to California):

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

shares of New Preferred Stock remained outstanding if the Cash Warrants had been fully exercised), the Company may not take a variety of actions (such as altering the rights, powers, preferences or privileges of the New Preferred Stock so as to effect the New Preferred Stock adversely, amending any provision of the Company’s certificate of incorporation, entering into an agreement for a Strategic Transaction or Change of Control (as each is defined in the Series C/D Certificate and may not consummate any financing or file a registration statement with the Securities and Exchange Commission without the prior approval of the Requisite Holders. The Series E Preferred Stock did not have similar protective provisions.

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

Under accounting guidance covering accounting for redeemable equity instruments, preferred securities that are redeemable for cash or other assets are to be classified outside of permanent equity (within the mezzanine section between liabilities and equity on the balance sheets) if they are redeemable at the option of the holder or upon the occurrence of an event that is not solely within the control of the issuer. As there are redemption-triggering events related to the Series C-12 Preferred that are not solely within the control of the Company, the Series C-12 Preferred was classified outside of permanent equity.

The Company may be required to redeem the Series C-12 Preferred if a redemption event occurs. Since the Company did not consummate a Strategic Transaction by February 26, 2011, the Series C-12 Preferred was currently redeemable and therefore the Company adjusted the carrying value of the Series C-12 Preferred to the redemption value of such shares. The carrying value at June 30, 2012, of $5,560,000, represents the redemption value of the Series C-12 Preferred plus accrued and unpaid dividends.

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

The estimated fair values of the Derivative Liabilities as of June 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

	Fair Value Measurements at
	June 30, 2012	December 31, 2011
Embedded Derivatives of Series C-1[2] Preferred (including dividends paid in Series C-1[2] Preferred)	$3,408	$3,628
Embedded Derivatives of accrued dividends payable in Series C-1[2] Preferred	654	52
Series D-1[2] Warrants	588	2,539
Series C-2[2] Warrants for:
Series C-2[2] Preferred	3,535	3,785
Series D-2[2] Warrants	5,621	5,266

	$13,806	$15,270

The Derivative Liabilities were valued using binomial option pricing models with various assumptions detailed below. Due to the six month trading restriction on the unregistered shares of common stock issued or issuable from the conversion of Preferred Stock and the weekly conversion limitation on Preferred Stock as well as the uncertainty of the Company’s ability to continue as a going concern, the price per share of the Company’s common stock used in the binomial option pricing models for the Derivative Liabilities was discounted from the closing market prices of $0.06 and $0.27 on June 30, 2012 and December 31, 2011, respectively. The expected lives that were used to value each of the Derivative Liabilities were based on the individual characteristics of the underlying Preferred Stock, which impact the expected timing of conversion into common stock. In addition, the probabilities associated with the successful clinical development of a drug candidate based on industry data were used in each of the binomial option pricing models. The models used to value the Series C-22 Warrants and Series D-12 Warrants are particularly sensitive to such probabilities, as well as to the closing price per share of the Company’s common stock. To better estimate the fair value of the Derivative Liabilities at each reporting period, the binomial option pricing models and their inputs were refined based on information available to the Company. Such changes did not have a significant impact on amounts recorded in previous interim reporting periods.

At December 31, 2011, the total value of the Embedded Derivatives was $3,680,000. At June 30, 2012, the total value of the Embedded Derivatives was $4,062,000, resulting in non-cash other expense on the increase in the estimated fair value of the Embedded Derivatives for the six months ended June 30, 2012 of $378,000 (exclusive of the net increase in the liability of $4,000 due to the accrual of dividends). Such increase in value was primarily due to the changes in the Company’s common stock price, after consideration of the 2012 Reverse Stock Split and the updates to the assumptions used in the option pricing models.

The Embedded Derivatives were valued at June 30, 2012 and December 31, 2011 using a binomial option pricing model, based on the value of the Series C-12 Preferred shares with and without embedded derivative features, with the following assumptions:

	June 30, 2012	December 31, 2011
Closing price per share of common stock	$0.06	$0.27
Conversion price per share	$0.05	$0.60
Volatility	87.5%	88.0%
Risk-free interest rate	0.64%	0.83%
Credit spread	20.4%	20.9%
Remaining expected lives of underlying securities (years)	4.5	5.0

On December 31, 2011, the Series D-12 Warrants were recorded at estimated fair value of $2,539,000. On June 30, 2012, the Series D-12 Warrants were revalued at $588,000 resulting in non-cash other income on the decrease in the estimated fair value of the Series D-12 Warrants of $1,951,000. Such decrease in value was primarily due to the exercise of 4,021 Series D-12 Warrants and updates to the assumptions used in the option pricing models.

The Series D-12 Warrants were valued at June 30, 2012 and December 31, 2011 using a binomial option pricing model with the following assumptions:

	June 30, 2012	December 31, 2011
Closing price per share of common stock	$0.06	$0.27
Conversion price per share	$0.05	$0.60
Volatility	67.1%	67.5%
Risk-free interest rate	0.30%	0.28%
Remaining expected lives of underlying securities (years)	1.7	2.2
Probability of Strategic Transaction	N/A	70%

On December 31, 2011, the Series C-22 Warrants (which consist of rights to purchase Series C-22 Preferred and Series D-22 Warrants) were recorded at an estimated fair value of $9,051,000. On June 30, 2012, the

Series C-22 Warrants were revalued at $9,156,000, resulting in non-cash other expense on the increase in the estimated fair value of the Series C-22 Warrants of $105,000. Such increase in value was primarily due to the removal of the mandatory redemption requirement upon successful completion of the Strategic Transaction, the extension of the term to cover the longer clinical trial period, and the updates to the assumptions used in the option pricing models.

The portion of the Series C-22 Warrants that represent the rights to purchase Series C-22 Preferred were valued at June 30, 2012 and December 31, 2011 using a binomial option pricing model. The pricing model determines the value of the Series C-22 Preferred at the warrant exercise date which is assumed to be at the end of the successful Phase 2 clinical trial and subtracts the value of the Series C-22 Preferred with the exercise price. The assumptions are:

	June 30, 2012	December 31, 2011
Closing price per share of common stock	$0.06	$0.27
Conversion price per share	$0.05	$0.60
Volatility	87.5%	88.0%
Risk-free interest rate	0.64%	0.83%
Credit spread	20.4%	20.9%
Remaining expected lives of underlying securities (years)	4.5	5.0
Time to exercise (months)	18	24

The Series D-22 Warrants were valued at June 30, 2012 and December 31, 2011 using a binomial option pricing model with the same assumptions used in the valuation of the Series D-12 Warrants. The increase in the value of the Series D-22 Warrants for the six months ended June 30, 2012 of $355,000 was primarily due to the updates to the assumptions used in the option pricing models.

7.	Preferred Stock

Preferred Stock

As of June 30, 2012, the Company’s Board of Directors is authorized to issue 8,000,000 shares of preferred stock, with a par value of $0.0001 per share, in one or more series, of which 11,000 are designated for Series C-12 Preferred, 22,000 are designated Series C-22 Preferred, 5,134 are designated Series D-12 Preferred, and 10,868 are designated Series D-22 Preferred. As of June 30, 2012, 5,392 shares of Series C-12 Preferred Stock and 3,595 shares of Series D-12 were issued and outstanding. As of December 31, 2011, 5,043 shares of Series C-12 Preferred Stock were issued and outstanding.

8.	Stockholders’ Equity

Warrants

In connection with the Company’s public offering of shares of Common Stock and warrants to purchase shares of Common Stock in May 2008, the Company issued warrants to purchase 390 shares of the Company’s Common Stock. The warrants were immediately exercisable upon grant, have an exercise price of $21,500 per share and remain exercisable for five years. As of June 30, 2012, all of these warrants were outstanding and 390 shares of common stock are reserved for issuance upon exercise of the warrants.

Share-Based Compensation

In June 1994, the Company adopted the La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (the “1994 Plan”), under which, as amended, 164 shares of common stock were authorized for issuance. The 1994 Plan expired in June 2004 and there were 11 options outstanding under the 1994 Plan as of June 30, 2012.

In May 2004, the Company adopted the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (the “2004 Plan”), under which, as amended, 640 shares of common stock have been authorized for issuance. The 2004 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to employees, directors, consultants and advisors of the Company with up to a 10-year contractual life and various vesting periods as determined by the Company’s Compensation Committee or the Board of Directors, as well as automatic fixed grants to non-employee directors of the Company. As of June 30, 2012, there were a total of 75 options outstanding under the 2004 Plan and 537 shares remained available for future grant.

In August 2010, the Company adopted the 2010 Plan. The 2010 Plan is similar to the 2004 Plan, other than with regard to the number of shares authorized for issuance. On May 22, 2012, the 2010 Plan was amended so that a total of 1,188,414 shares, representing 10% of the number of shares of common stock issued and outstanding on April 11, 2012 (the record date used in connection with the Company’s annual proxy) may be issued. This number of shares is initially reserved for issuance and is subject to periodic upward adjustment so that the total number of shares reserved under the 2010 Plan will, on the first day of each calendar quarter, be equal to 10% of the common stock issued and outstanding as of the last day of the prior calendar quarter. The adjustments continue through the quarter ending June 30, 2015 (resulting in a final adjustment on July 1, 2015). In no event will the number of shares potentially issuable under the 2010 Plan exceed 676,640,705, which represents 10% of the number of shares of common stock potentially outstanding on a fully-diluted and as-converted basis on April 11, 2012, after giving effect to the potential conversion of the convertible preferred stock that was issued and outstanding on April 11, 2012. As of June 30, 2012, there were a total of 16 options outstanding and 1,188,398 shares remained available for future grant under the 2010 Plan. Effective as of July 1, 2012, the Company has authorized 47,805 additional shares for issuance under the 2010 Plan.

On April 10, 2012, the Company awarded options to purchase up to 592,230,471 shares of common stock to the President and Chief Executive Officer, a board member and an employee. The inducement options were granted outside of the 2010 Plan, but they are subject to the terms and conditions of the 2010 Plan. The inducement options were granted at an exercise price of $0.06 and two of the grants vest with respect to 25% of the underlying shares on a specified one-year anniversary date, with the remainder vesting monthly, in equal monthly installments, over the three years thereafter. The other grant vests on a quarterly basis over a one-year period (see Note 9).

A summary of the Company’s stock option activity and related data follows:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2011	894	$17,462
Granted	592,230,471	$0.06
Forfeited/Expired	(792)	$10,457

Balance at June 30, 2012	592,230,573	$0.07

As of June 30, 2012, options exercisable have a weighted-average remaining contractual term of 9.78 years. No stock option exercises occurred during the year ended December 31, 2011. As of June 30, 2012 and December 31, 2011, the total intrinsic value, which is the difference between the exercise price and closing price of the Company’s common stock for options outstanding and exercisable, was $0.

	June 30 2012		December 31 2011
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Exercisable at end of period	4,726,976	$1.10	585	$26,243
Weighted average fair value of options granted during the period	$0.06		$—

Exercise prices and weighted-average remaining contractual lives for the options outstanding (excluding shares of restricted stock) as of June 30, 2012 were:

Options Outstanding	Range of Exercise Prices	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price of Options Exercisable
592,230,471	$0.06	9.78	$0.06	4,726,874	$0.06
65	$201 - $39,900	6.83	$10,278	65	$10,278
11	$42,000	3.28	$42,000	11	$42,000
1	$52,600	3.71	$52,600	1	$52,600
10	$59,700	4.90	$59,700	10	$59,700
5	$148,000	1.89	$148,000	5	$148,000
2	$148,500	0.87	$148,500	2	$148,500
2	$235,500	1.22	$235,500	2	$235,500
3	$254,500	0.05	$254,500	3	$254,500
3	$295,000	0.39	$295,000	3	$295,000

592,230,573	$0.06 - $295,000	9.78	$0.0683	4,726,976	$1.10

At June 30, 2012, the Company has reserved 593,418,987 shares of common stock for future issuance upon exercise of options granted or to be granted under the 1994, 2004 and 2010 Plans, as well as for inducement options granted outside of the Company’s equity compensation plans.

The following table summarizes share-based compensation expense related to stock options, restricted stock and restricted stock units by expense category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Research and development	$248	$—	$248	$—
General and administrative	2,462	63	2,462	131

Share-based compensation expense included in operating expenses	$2,710	$63	$2,710	$131

The Company determines the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. Option pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of employee and director stock options granted by the Company is determined using an option pricing model, that value may not be indicative of the fair value observed in a willing-buyer/willing-seller market transaction.

The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three and Six Months Ended June 30,
Options:	2012	2011
Risk-free interest rate	1.10%	—%
Dividend yield	0.0%	—%
Volatility	236%	—%
Expected life (years)	6.04	—

The remaining unamortized share-based compensation expense related to stock options as of June 30, 2012 is $33,080,000. The remaining expense of the inducement option issued to the director totaling $809,000, will be recognized over seven months, ending in January 2013. The remaining expense of the inducement options issued to the President and Chief Executive Officer and an employee totaling $32,271,000, will be recognized over approximately 42 months, ending in January 2016.

Employee Stock Purchase Plan

Effective August 1, 1995, the Company adopted the 1995 Employee Stock Purchase Plan, or ESPP, under which shares of common stock are reserved for sale to eligible employees, as defined in the ESPP. Employees may purchase common stock under the ESPP every three months (up to but not exceeding 10% of each employee’s base salary or hourly compensation, and any cash bonus paid, subject to certain limitations) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months. At the Annual Meeting of Stockholders held on August 12, 2010, the stockholders approved an amendment to the ESPP to extend the term thereof from 2015 to 2025 and to increase the shares of common stock authorized for issuance hereunder from 85 to 485. As of June 30, 2012, 72 shares of common stock have been purchased under the ESPP and 413 shares of common stock are available for future issuance. No shares were issued under the ESPP during the year ended December 31, 2011 or for the six months ended June 30, 2012.

Restricted Stock

In April 2012, the Company issued restricted common stock to the President and Chief Executive Officer, a board member and an employee. The shares are issued outside of the 2010 Plan but are subject to the terms and conditions of the 2010 Plan. The total restricted shares are 2,987,850 and the stock will vest as of January 19, 2013, so long as the holders of the Series C-12 Preferred have not elected to redeem their holdings (see Note 4). If the services of the holder are terminated during the vesting period, the shares are subject to a reacquisition right. No consideration is paid for the redemption of the shares under the reacquisition right, but the holder is required to return to the Company any cash dividends paid or payable with respect to the shares. The grant date fair value is the market value on the grant date multiplied by the number of shares granted and share-based compensation expense is recognized on a straight-line basis over the vesting period. The share-based compensation expense during the three months and six months ended June 30, 2012 by expense category is $40,000 for general and administrative expenses and $11,000 for research and development expenses. The remaining unamortized share-based compensation expense to be recognized over the next seven months is $128,000.

Restricted Stock Units

On April 10, 2012, the Company granted restricted stock units (“RSUs”) of 14,219 units to an employee and 10,360,892 units to a board member , where each RSU represents a contingent right to receive one share of the Company’s common stock. The RSUs vest according to a defined schedule in each agreement. Upon the designated vesting dates, the holders will receive common stock of the Company. The RSUs for the board member vest quarterly beginning on April 20, 2012 and ending on January 20, 2013. Twenty-five percent of the RSUs for the employee vest on January 19, 2013 and the remainder vest monthly after that date for 36 months.

Stock-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant. The grant date value of awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods. The weighted average grant date value was $0.06 per RSU. The share-based compensation expense during the three months and six months ended June 30, 2012 by expense category is $280,000 for general and administrative expenses and $0 for research and development expenses. The remaining unamortized share-based compensation expense to be recognized over the next seven months is $342,000 for the board member RSUs and $1,000 to be recognized over the remaining service period for the employee RSUs.

9.	Employment Agreements

As part of the Asset Purchase Agreement described in Note 1, the Company entered into an Employee Agreement with a new President and Chief Executive Officer on January 19, 2012. The annual base salary will be $240,000 for the first year of employment with the Company and will increase to $420,000 on the one-year anniversary of the employment start date. In addition, on April 10, 2012, an option to purchase up to 506,300,087 shares of common stock (the “First Option”) was awarded to the President and Chief Executive Officer, subject to the terms and conditions of any applicable award agreements and other restrictions and limitations generally applicable to common stock or equity awards held by Company executives or otherwise imposed by law. Subject to applicable terms and conditions, the First Option vests with respect to 25% of the underlying shares on the one-year anniversary of the employment start date, with the remainder vesting monthly, in equal monthly installments, over the three years thereafter. The First Option is exercisable at a price equal to the fair market value of a share of common stock on the date of the grant of the First Option. An additional option will be awarded to the President and Chief Executive Officer to purchase the number of shares of common stock equal to 7.5% of the Company’s fully diluted, as-converted shares on the second anniversary of the employment start date, less the number of shares subject to the First Option on the First Option grant date (the “Second Option”), and the Second Option will also be subject to the same terms and conditions as the First Option. Subject to applicable terms and conditions, 50% of the underlying shares of the Second Option will be fully vested on the date of the grant with the remainder vesting monthly, in equal monthly installments, over the two years thereafter. The Second Option will be exercisable at a price equal to the fair market value of a share of common stock on the date of the grant of the Second Option.

On January 19, 2012, effective upon the closing of the Asset Purchase Agreement, the former President and Chief Executive Officer and the former Chief Financial Officer resigned. Both of the Company’s aforementioned officers entered into separation agreements with the Company, and the Company agreed to make separation payments of $78,000 and $62,000, respectively. Further, both officers relinquished their rights to all Company stock options, whether vested or unvested.

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

11.	Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator
Net income (loss)	$(7,697)	$4,714	$(2,413)	$(1,795)
Preferred stock dividends forfeited (earned)	(76)	78	(76)	78

Numerator for basic EPS—net income (loss) attributable to common stockholders	(7,773)	4,792	(2,489)	(1,717)

Effect of dilutive securities:
Preferred stock dividends	—	—	—	—

Numerator for diluted EPS—net income (loss) attributable to common stockholders	$(7,773)	$4,792	$(2,489)	$(1,717)

Denominator:
Weighted-average shares outstanding:
Basic EPS	11,603	12,389	6,886	6,700
Effect of dilutive convertible preferred stock and warrants	—	544,482	—	—

Denominator for diluted EPS	11,603	556,871	6,886	6,700

Basic EPS	$(0.67)	$0.39	$(0.36)	$(0.26)

Diluted EPS	$(0.67)	$0.01	$(0.36)	$(0.26)

At June 30, 2012 and 2011, the potentially dilutive securities include 6.1 billion and 4.4 billion shares reserved for the exercise of outstanding stock options and warrants. The Series C-12 Preferred was convertible into 1.2 billion and 887 million at June 30, 2012 and 2011, respectively.

12.	Commitments and Contingencies

As of June 30, 2012, there were no material operating leases, notes payable, purchase commitments or capital leases.

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

Overview

La Jolla Pharmaceutical Company (the “Company”) is a biopharmaceutical company that was originally incorporated in Delaware in 1989. At the annual meeting of stockholders of the Delaware company on May 22, 2012, the stockholders, upon the recommendation of the Delaware company’s board of directors, approved a proposal to merge the Delaware company with and into its wholly-owned subsidiary, LJPC Merger Sub, Inc., for the purpose of changing the domicile of the Company from Delaware to California (the “Merger”). Following stockholder approval, the Merger was effected on June 7, 2012. As a result, the Company is now a California corporation and LJPC Merger Sub, Inc. changed its name to La Jolla Pharmaceutical Company. The authorized capital stock of the Company increased from 6,008,000,000 to 12,008,000,000 shares. All common and preferred shares of the Delaware company were exchanged for common and preferred shares of the Company.

Historically, we focused on the development and testing of Riquent as a treatment for Lupus nephritis. Lupus is an antibody-mediated disease caused by abnormal B cell production of antibodies that attack healthy tissues. From August 2004 to February 2009, Riquent was being studied in a double-blinded multicenter Phase 3 clinical trial, called the “ASPEN” trial, which was determined to be futile in February 2009. Accordingly, the ASPEN trial and the development of Riquent were discontinued in 2009. We do not currently plan to spend any additional effort on the development of Riquent.

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

On the first anniversary of the asset purchase agreement between the Company and Solana dated January 19, 2012 (the “Asset Purchase Agreement”) (i.e., January 19, 2013), the holders of Series C-12 Stock will have a one-time right to elect to redeem a number of shares of Series C-12 Stock equal to the lesser of (i) the entire balance of the outstanding Series C-12 Stock, and (ii) 2,900 shares of Series C-12

Stock. The 2012 New Preferred Stock also allows for redemption by its holders following the occurrence of certain other events, such as a breach of the terms and conditions of the Series C-12/D-12 Certificate. If the holders of Series C-12 Stock redeem a number of shares of Series C-12 Stock equal to or greater than the lesser of: (i) the entire balance of the outstanding Series C-12 Stock and (ii) 2,900 shares of Series C-12 Stock, then Solana shall have the right for a period of 10 business days following the earlier of (i) or (ii) above, to elect to purchase from the Company all right, title and interest in and to the GCS-100 assets, upon repaying to the Company the nominal consideration initially paid pursuant to the Asset Purchase Agreement.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted the guidance issued by the Financial Accounting Standards Board, or FASB, in May 2011, regarding common fair value measurements and disclosure requirements in U.S. GAAP and IFRS. This accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs. The adoption of this standard did not have a material impact on the financial position or results of operations of the Company.

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

Results of Operations

There were no revenues for the three and six months ended June 30, 2012 and 2011.

For the three and six months ended June 30, 2012, we incurred $0.4 million in research and development expense primarily related to costs associated with the preclinical study compared to $0.2 million for the same periods in 2011.

For the six months ended June 30, 2012, general and administrative expense increased to $3.5 million, from $1.2 million for the same period in 2011. The increase is primarily the result of an increase in share-based compensation expense of $2.6 million. For the three months ended June 30, 2012, general and administrative expense was $2.9 million, compared to $0.7 million for the same period in 2011. The increase is primarily the result of an increase in share-based compensation expense of $2.6 million.

For the three months ended June 30, 2012, non-operating expense as a result of adjustments to the estimated fair value of derivative liabilities was $4.5 million. The derivative liabilities issued in the May 2010 financing were remeasured at their estimated fair value as of June 30, 2012, resulting in a net increase in value of $4.5 million for the three months ended June 30, 2012, primarily due to the increase in the price per share of our Common Stock, the conversion of 5 shares of Series C-12 Stock into Common Stock, and changes in other inputs to the valuation models used to estimate the liabilities. This increase in value was recorded as non-operating expense.

For the three months ended June 30, 2011, non-operating income as a result of adjustments to the estimated fair value of derivative liabilities was $5.4 million. The derivative liabilities issued in the May 2010 financing were remeasured at their estimated fair value as of June 30, 2011, resulting in a net decrease in value of $5.4 million for the three months ended June 30, 2011, primarily due to the decrease in the price per share of our Common Stock, the conversion of 248 shares of Series C-12 Stock into Common Stock, and changes in other inputs to the valuation models used to estimate the liabilities. This decrease in value was recorded as non-operating income.

For the six months ended June 30, 2012, non-operating income as a result of adjustments to the estimated fair value of derivative liabilities was $1.5 million. The derivative liabilities issued in the May 2010 financing were remeasured at their estimated fair value as of June 30, 2012, resulting in a net decrease in value of $1.5 million for the six months ended June 30, 2012, primarily due to the decrease in the price per share of our Common Stock, the conversion of 25 shares of Series C-12 Stock into Common Stock, the exercise of 4,021 Series D-12 warrants and changes in other inputs to the valuation models used to estimate the liabilities. This decrease in value was recorded as non-operating income.

For the six months ended June 30, 2011, non-operating expense as a result of adjustments to the estimated fair value of derivative liabilities was $0.6 million. The derivative liabilities issued in the May 2010 financing were remeasured at their estimated fair value as of June 30, 2011, resulting in a net increase in value of $0.6 million for the six months ended June 30, 2011, primarily due to the decrease in the price per share of our Common Stock, the conversion of 248 shares of Series C-12 Stock into Common Stock, and changes in other inputs to the valuation models used to estimate the liabilities. This increase in value was recorded as non-operating expense.

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

Liquidity and Capital Resources

From inception through June 30, 2012, we have incurred a cumulative net loss of approximately $442.0 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through June 30, 2012, we have raised approximately $413 million in net proceeds from sales of equity securities.

At June 30, 2012, we had $3.8 million in cash as compared to $5.0 million of cash at December 31, 2011. Of our available cash at June 30, 2012, we could be required to pay up to $2.9 million upon the redemption of our outstanding Series C-12 Stock. Such redemption was not considered probable as of June 30, 2012. Our working capital was ($10.1) million at June 30, 2012, as compared to ($10.4) million at December 31, 2011 and is largely driven by our derivative liability obligations which will likely change in value in the future. The decrease in cash resulted from the use of our financial resources to fund our general corporate operations.

In March 2011, we received funding of approximately $0.2 million from certain of our investors to defray the costs of the confirmatory preclinical study of LJP1485 at that time.

Our history of recurring losses from operations, our cumulative net loss as of June 30, 2012, and the absence of any current revenue sources raise substantial doubt about our ability to continue as a going concern.

We maintain operations in temporary space under a short-term arrangement and expect to transition to permanent space under a long-term lease during 2012. No notes payable, purchase commitments, capital leases or other material contractual obligations existed as of June 30, 2012.

Our current business operations are focused on using our financial resources to fund our current obligations and to develop GCS-100 and other treatments that inhibit the activity of galectins as a means of treating human diseases. We do not have adequate resources to bring our current treatments to market and will need to raise additional cash. In the future, it is possible that we will not have adequate resources to support continued operations and we will need to cease operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors

I. RISK FACTORS RELATING TO THE COMPANY AND THE INDUSTRY IN WHICH WE OPERATE.

We have only limited assets and we have limits under our charter on our ability to fully spend the cash assets that we currently have.

As of June 30, 2012, we had no revenue sources, an accumulated deficit of $442.0 million and available cash and cash equivalents of $3.8 million, of which, at that time, up to $2.9 million could be required to be paid upon the triggering of a redemption right under our outstanding Series C-12 Stock including accrued dividends. Although we acquired the GCS-100 patent estate in January 2012 for nominal consideration and we retain the rights (to the extent not forfeited) to the Riquent patent estate, the values of these assets are highly uncertain and Riquent has been written down under United States generally accepted accounting principles to nearly zero. As a result, we have only limited assets available to operate and develop our business. We are utilizing a portion of our existing cash balances to conduct future clinical study of GCS-100 and to evaluate whether or not GCS-100 should be developed further. If we determine that GCS-100 does not warrant further development and the investors redeem their C-12 Preferred, we would have only limited cash and would likely be forced to liquidate the Company. In that event, the funds resulting from the liquidation of our assets, net of amounts payable, would likely return only a small amount, if anything, to our stockholders.

Additionally, the Articles contain a term that, for a period of one year, purports to render ultra vires any transaction in which the Company causes its net cash balance to fall below $2.9 million. Thus, if the Company authorizes any expenditure or enters into any contract whereby the Company’s cash balance falls below this threshold, it is possible that a court could find that the Company did not have the requisite corporate authority to take such action. Accordingly, the Company intends to limit its overall expenditures through February 2013 so that it maintains this minimum balance. As a result, the Company effectively has only $0.9 million available for the maintenance of operations and development of GCS-100 for the period of June 2012 through February 2013.

II. RISK FACTORS RELATED SPECIFICALLY TO OUR STOCK.

We currently have 13.6 million shares of Common Stock outstanding and currently may be required to issue up to 7.3 billion shares of Common Stock upon conversion of existing preferred stock and preferred stock warrants. Such an issuance would be significantly dilutive to our existing common stockholders.

Upon the closing of the May 2010 Financing, the Company issued to investors approximately 5,134 shares of Series C-12 Stock. In light of the conversion ratio of our preferred stock (213,083 shares of Common Stock underlying every one share of Series C-12 Stock), the issuance of such a large number of preferred shares diluted the ownership of our existing stockholders and provided the new investors with a sizeable interest in the Company. These investors also received warrants to purchase shares of other series of preferred stock that may also be converted into Common Stock at a rate of 213,083 shares of Common Stock for every share of preferred stock held.

Giving effect to the potential exercise of the outstanding preferred warrants, and assuming the conversion of all preferred stock into Common Stock at the current conversion rate, we would have approximately 7.3 billion shares of Common Stock issued and outstanding, although the issuance of the Common Stock upon the conversion of our preferred stock is limited by a 9.999% beneficial ownership cap for each preferred stockholder. With approximately 13.6 million shares of Common Stock issued and outstanding as of the date of this report, the issuance of this number of shares of Common Stock underlying the preferred stock would represent approximately 99% dilution to our existing stockholders. It is possible that our current stock price does not reflect our fully-diluted and as-converted capital structure, which means that the conversion of preferred stock into Common Stock could significantly reduce our stock price.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger of La Jolla Pharmaceutical Company, a Delaware corporation and LJPC Merger Sub, Inc., a California corporation (1)

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed with the Company’s Current Report on Form 8-K, filed June 20, 2012 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company

Date: August 10, 2012	/s/ George Tidmarsh
George Tidmarsh, M.D., Ph.D.
President, Chief Executive Officer and
Secretary (As Principal Executive, Financial
and Accounting Officer)