Form 10-Q
period 2012-09-30
LA JOLLA PHARMACEUTICAL CO
filed 2012-11-09
CIK 920465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding at November 2, 2012 was 13,567,383.

LA JOLLA PHARMACEUTICAL COMPANY

FORM 10-Q

QUARTERLY REPORT

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS - UNAUDITED

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Balance Sheets

(in thousands, except share and par value amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$3,363	$5,040
Prepaids and other current assets	40	60

Total current assets	3,403	5,100

Total assets	$3,403	$5,100

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$68	$8
Accrued expenses	128	240
Accrued payroll and related expenses	18	7
Derivative liabilities	12,717	15,270

Total current liabilities	12,931	15,525

Series C-1[2] redeemable convertible preferred stock, $0.0001 par value; 11,000 shares authorized, 5,386 and 5,043 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively (redemption value and liquidation preference in the aggregate of $5,667 at September 30, 2012 and $5,116 at December 31, 2011)	5,800	5,133
Commitments and contingencies

Stockholders’ deficit:
Common stock	5	—
Preferred stock	3,595	—
Additional paid-in capital	425,333	424,071
Accumulated deficit	(444,261)	(439,629)

Total stockholders’ deficit	(15,328)	(15,558)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$3,403	$5,100

Note: The condensed balance sheet at December 31, 2011 has been derived from the audited financial statements as of that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles (see Note 1).

See accompanying notes.

Condensed Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expenses:
Research and development	$474	$—	$844	$177
General and administrative	2,974	423	6,485	1,628

Total expenses	3,448	423	7,329	1,805

Loss from operations	(3,448)	(423)	(7,329)	(1,805)

Other income (expense):
Adjustments to fair value of derivative liabilities	1,227	3,993	2,696	3,346
Other income (expense), net	(1)	—	1	234

Net income (loss)	(2,222)	3,570	(4,632)	1,775

Preferred stock dividend forfeited (earned)	(205)	(3)	(281)	75

Net income (loss) and comprehensive income (loss) attributable to common stockholders	$(2,427)	$3,567	$(4,913)	$1,850

Net income (loss) per basic share	$(0.18)	$6.69	$(0.55)	$8.25

Net income (loss) per diluted share	$(0.18)	$0.28	$(0.55)	$0.04

Shares used in computing basic net income (loss) per share	13,253	533	8,995	224

Shares used in computing diluted net income (loss) per share	13,253	12,880	8,995	48,696

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net loss	$(4,632)	$1,775
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	5,672	194
Gain on adjustments to fair value of derivative liabilities	(2,696)	(3,346)
Change in operating assets and liabilities:
Prepaids and other current assets	20	58
Accounts payable	60	(16)
Accrued expenses	(112)	(27)
Accrued payroll and related expenses	11	(2)

Net cash used for operating activities	(1,677)	(1,364)

Net decrease in cash and cash equivalents	(1,677)	(1,364)
Cash and cash equivalents at beginning of period	5,040	6,866

Cash and cash equivalents at end of period	$3,363	$5,502

Supplemental schedule of noncash investing and financing activities:
Issuance of preferred stock	3,611	—

Conversion of preferred stock into common stock	46	748

Reclassification of preferred stock currently redeemable	—	5,532

Preferred stock dividends (earned)	(281)	—

Payment of preferred stock dividends	(374)	—

Forfeiture of preferred stock dividends	—	75

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Condensed Financial Statements

(Unaudited)

September 30, 2012

1. Basis of Presentation

The accompanying unaudited condensed financial statements of La Jolla Pharmaceutical Company (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and valuation adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for other quarters or the year ending December 31, 2012. For more complete financial information, these unaudited condensed financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business and this does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. While the basis of presentation remains that of a going concern, the Company has a history of recurring losses from operations and, as of September 30, 2012, the Company had no revenue sources, an accumulated deficit of $444,261,000 and available cash and cash equivalents of $3,363,000, of which $2,900,000 could be required to be paid upon the exercise of redemption rights under the Company’s outstanding preferred securities (see Note 4). Such redemption was not considered probable as of September 30, 2012. However, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

On January 19, 2012, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), dated as of January 19, 2012, with Solana Therapeutics, Inc., a Delaware corporation (“Solana”). Pursuant to the Asset Purchase Agreement, the Company agreed to acquire from Solana the global development and commercialization rights and certain assets related to an investigational new drug referred to as GCS-100 (“GCS-100”), which include patents and patent rights, regulatory registrations and study drug supplies (collectively, the “Purchased Assets”). The acquisition of the Purchased Assets was completed on January 19, 2012 and the Company agreed to pay a nominal amount for the Purchased Assets at that time.

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

On the first anniversary of the Asset Purchase Agreement (i.e. January 19, 2013), the holders of Series C-12 Stock may redeem a number of shares of Series C-12 Stock equal to the lesser of (i) the entire balance of the outstanding Series C-12 Stock, or (ii) 2,900 shares of Series C-12 Stock. The 2012 New Preferred Stock also allows for redemption by its holders following the occurrence of certain other events. If the holders of Series C-12 Stock redeem a number of shares of Series C-12 Stock equal to or greater than the lesser of (i) the entire balance of the outstanding Series C-12 Stock or (ii) 2,900 shares of Series C-12 Stock, then Solana shall have the right for a period of 10 business days following the earlier of (i) or (ii) above, to elect to purchase from the Company all right, title and interest in and to the Purchased Assets, including any assets and patent rights arising from the Purchased Assets after the Closing of the asset purchase, upon repaying to the Company the nominal consideration paid pursuant to the Agreement.

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

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the periods. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted-average number of common shares and common stock equivalents outstanding for the period issuable upon the conversion of preferred stock and exercise of stock options and warrants. These common stock equivalents are included in the calculation of diluted EPS only if their effect is dilutive (see Note 11). There is no difference between basic and diluted net loss per share for the three and nine months ended September 30, 2012, as potentially dilutive securities have been excluded from the calculation of diluted net loss per common share because the inclusion of such securities would be antidilutive.

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

As of September 30, 2012 and 2011, cash and cash equivalents were comprised of cash in checking accounts.

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

At September 30, 2012 and December 31, 2011, the estimated fair values of the liabilities measured on a recurring basis are as follows (in thousands):

	Fair Value Measurements at September 30, 2012
	Balance at September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Embedded derivative liabilities	$3,900	$—	$—	$3,900
Warrant derivative liabilities	8,817	—	—	8,817

Total	$12,717	$—	$—	$12,717

	Fair Value Measurements at December 31, 2011
	Balance at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Embedded derivative liabilities	$3,680	$—	$—	$3,680
Warrant derivative liabilities	11,590	—	—	11,590

Total	$15,270	$—	$—	$15,270

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the nine months ended September 30, 2012 and 2011 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Levels 3)
	Embedded Derivative Liabilities	Warrant Derivative Liabilities	Total
Beginning balance at December 31, 2011	$3,680	$11,590	$15,270
Adjustment to estimated fair value	77	(2,773)	(2,696)
Accrued dividends payable in Series C-1[2] Preferred	143	—	143

Ending balance at September 30, 2012	$3,900	$8,817	$12,717

During the three and nine months ended September 30, 2012, the net decrease in the estimated fair value of derivative liabilities of $1,227,000 and $2,696,000 was recorded as non-cash other income in the Condensed Statements of Comprehensive Income (Loss).

	Fair Value Measurements Using Significant Unobservable Inputs (Levels 3)
	Embedded Derivative Liabilities	Warrant Derivative Liabilities	Total
Beginning balance at December 31, 2010	$5,170	$932	$6,102
Adjustment to estimated fair value	(1,620)	(1,726)	(3,346)
Decrease of the embedded derivative liabilities for preferred shares converted into common stock	(315)	—	(315)
Forfeited accrued dividends payable in Series C-1[2] Preferred	(72)	—	(72)
Accrued dividends payable in Series C-1[1] Preferred	3	—	3

Ending balance at September 30, 2011	$3,166	$(794)	$2,372

During the three and nine months ended September 30, 2011, the net decrease in the estimated fair value of derivative liabilities of $3,993,000 and $3,346,000, was recorded as non-cash other income in the Condensed Statements of Comprehensive Income (Loss).

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

•

Effective with the Consent Agreement, in any week, each holder of 2012 New Preferred Stock may convert its amount of the outstanding 2012 New Preferred Stock held by the stockholder multiplied by the Conversion Cap (as defined in the Articles) for such week. Depending on the Closing Sales Prices (as defined in the Articles), the Conversion Cap can range from 0% to 3.76%. Moreover, holders of 2012 New Preferred Stock may not convert if such conversion would result in the holder or any of its affiliates beneficially owning more than 9.999% of the Company’s then issued and outstanding shares of common stock. As of September 30, 2012, 613 shares of Series C-1[2] Preferred had been converted into common stock.

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

•

So long as at least 1,000 shares of New Preferred Stock remained outstanding (or at least 3,000 shares of New Preferred Stock remained outstanding if the Cash Warrants had been fully exercised), the Company may not take a variety of actions (such as altering the rights, powers, preferences or privileges of the New Preferred Stock so as to effect the New Preferred Stock adversely, amending any provision of the Company’s certificate of incorporation, entering into an agreement for a Strategic Transaction or Change of Control (as each is defined in the Series C/D Certificate, and may not consummate any financing or file a registration statement with the Securities and Exchange Commission without the prior approval of the Requisite Holders. The Series E Preferred Stock did not have similar protective provisions.

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

The Company may be required to redeem the Series C-12 Preferred if a redemption event occurs. Since the Company did not consummate a Strategic Transaction by February 26, 2011, the Series C-12 Preferred is currently redeemable and therefore the Company adjusted the carrying value of the Series C-12 Preferred to the redemption value of such shares. The carrying value at September 30, 2012, of $5,800,000 represents the redemption value of the Series C-12 Preferred plus accrued and unpaid dividends.

Derivative Liabilities

The Series C-12 Preferred and the underlying securities of the Series C-22 Warrants for units and Series D-12 Warrants contain conversion features. In addition, the Series C-12 Preferred and the underlying securities of the Series C-22 Warrants for units are subject to redemption provisions that are outside of the control of the Company.

The Series C-22 Warrants and Series D-12 Warrants are exercisable starting on the issuance date and expire three years from the date of issuance. The Series C-22 Warrants must be exercised in cash and, beginning in June 2011, they are no longer subject to mandatory exercise terms. The Series D-12 Warrants may be exercised on a cashless basis and are not subject to mandatory exercise terms.

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

The estimated fair values of the Derivative Liabilities as of September 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

	Fair Value Measurement at
	September 30, 2012	December 31, 2011
Embedded Derivatives of Series C-1[2] Preferred (including dividends paid in Series C-1[2] Preferred)	$3,707	$3,628
Embedded Derivatives of accrued dividends payable in Series C-1[2] Preferred	193	52
Series D-1[2] Warrants	571	2,539
Series C-2[2] Warrants for:
Series C-2[2] Preferred	2,782	3,785
Series D-2[2] Warrants	5,464	5,266

	$12,717	$15,270

The Derivative Liabilities were valued using binomial option pricing models with various assumptions detailed below. Due to the six month trading restriction on the unregistered shares of common stock issued or issuable from the conversion of Preferred Stock and the weekly conversion limitation on Preferred Stock as well as the uncertainty of the Company’s ability to continue as a going concern, the price per share of the Company’s common stock used in the binomial option pricing models for the Derivative Liabilities was discounted from the closing market prices of $0.06 and $0.27 on September 30, 2012 and December 31, 2011, respectively. The expected lives that were used to value each of the Derivative Liabilities were based on the individual characteristics of the underlying Preferred Stock, which impact the expected timing of conversion into common stock. In addition, the probabilities associated with the successful clinical development of a drug candidate based on industry data were used in each of the binomial option pricing models. The models used to value the Series C-22 Warrants and Series D-12 Warrants are particularly sensitive to such probabilities, as well as to the closing price per share of the Company’s common stock. To better estimate the fair value of the Derivative Liabilities at each reporting period, the binomial option pricing models and their inputs were refined based on information available to the Company. Such changes did not have a significant impact on amounts recorded in previous interim reporting periods.

At December 31, 2011, the total value of the Embedded Derivatives was $3,680,000. At September 30, 2012, the total value of the Embedded Derivatives was $3,900,000, resulting in non-cash other expense on the increase in the estimated fair value of the Embedded Derivatives for the nine months ended September 30, 2012 of $77,000 (exclusive of the net increase in the liability of $143,000 due to the accrual of dividends). Such increase in value was primarily due to the changes in the Company’s common stock price and adjustment to the conversion price of the preferred stock, after consideration of the 2012 Reverse Stock Split and the updates to the assumptions used in the option pricing models.

The Embedded Derivatives were valued at September 30, 2012 and December 31, 2011 using a binomial option pricing model, based on the value of the Series C-12 Preferred shares with and without embedded derivative features, with the following assumptions:

	September 30, 2012	December 31, 2011
Closing price per share of common stock	$0.044	$0.27
Conversion price per share	$0.005	$0.60
Volatility	98.2%	88.0%
Risk-free interest rate	0.58%	0.83%
Credit spread	19.8%	20.9%
Remaining expected lives of underlying securities (years)	4.8	5.0

On December 31, 2011, the Series D-12 Warrants were recorded at estimated fair value of $2,539,000. On September 30, 2012, the Series D-12 Warrants were revalued at $571,000 resulting in non-cash other income on the decrease in the estimated fair value of the Series D-12 Warrants of $1,968,000. Such decrease in value was primarily due to the exercise of 3,611 Series D-12 Warrants and updates to the assumptions used in the option pricing models.

The Series D-12 Warrants were valued at September 30, 2012 and December 31, 2011 using a binomial option pricing model with the following assumptions:

	September 30, 2012	December 31, 2011
Closing price per share of common stock	$0.044	$0.27
Conversion price per share	$0.005	$0.60
Volatility	74.8%	67.5%
Risk-free interest rate	0.23%	0.28%
Remaining expected lives of underlying securities (years)	2.5	2.2
Probability of Strategic Transaction	41%	70%

On December 31, 2011, the Series C-22 Warrants (which consist of rights to purchase Series C-22 Preferred and Series D-22 Warrants) were recorded at an estimated fair value of $9,051,000. On September 30, 2012, the Series C-22 Warrants were revalued at $8,246,000, resulting in non-cash other income on the decrease in the estimated fair value of the Series C-22 Warrants of $805,000. Such decrease in value was primarily due to the extension of the term to cover the longer clinical trial period, and the updates to the assumptions used in the option pricing models.

The portion of the Series C-22 Warrants that represent the rights to purchase Series C-22 Preferred were valued at September 30, 2012 and December 31, 2011 using a binomial option pricing model. The pricing model determines the value of the Series C-22 Preferred at the warrant exercise date, which is assumed to be at the end of the successful Phase 2 clinical trial and subtracts the value of the Series C-22 Preferred with the exercise price. The assumptions are:

	September 30, 2012	December 31, 2011
Closing price per share of common stock	$0.044	$0.27
Conversion price per share	$0.005	$0.60
Volatility	98.2%	88.0%
Risk-free interest rate	0.58%	0.83%
Credit spread	19.8%	20.9%
Remaining expected lives of underlying securities (years)	4.8	5.0
Time to exercise (months)	21	24

The Series D-22 Warrants were valued at September 30, 2012 and December 31, 2011 using a binomial option pricing model with the same assumptions used in the valuation of the Series D-12 Warrants. The increase in the value of the Series D-22 Warrants for the nine months ended September 30, 2012 of $198,000 was primarily due to the updates to the assumptions used in the option pricing models.

7. Preferred Stock

Preferred Stock

As of September 30, 2012, the Company’s Board of Directors is authorized to issue 8,000,000 shares of preferred stock, with a par value of $0.0001 per share, in one or more series, of which 11,000 are designated for Series C-12 Preferred, 22,000 are designated Series C-22 Preferred, 5,134 are designated Series D-12 Preferred, and 10,868 are designated Series D-22 Preferred. During the nine months ended September 30, 2012, 4,021 Series D-12 Warrants were converted into Series D-12 Preferred, by means of a cashless exercise, resulting in the issuance of 3,611 shares of Series D-12 Preferred. Also during the nine months ended September 30, 2012, there have been 16 shares of Series D-12 Preferred and 31 shares of Series C-12 Preferred converted to common stock. As of September 30, 2012, 5,386 shares of Series C-12 Preferred Stock and 3,595 shares of Series D-12 were issued and outstanding. As of December 31, 2011, 5,043 shares of Series C-12 Preferred Stock were issued and outstanding.

8. Stockholders’ Equity

Warrants

In connection with the Company’s public offering of shares of Common Stock and warrants to purchase shares of Common Stock in May 2008, the Company issued warrants to purchase 390 shares of the Company’s Common Stock. The warrants were immediately exercisable upon grant, have an exercise price of $2,150 per share and remain exercisable for five years. As of September 30, 2012, all of these warrants were outstanding and 390 shares of common stock are reserved for issuance upon exercise of the warrants.

Share-Based Compensation

In June 1994, the Company adopted the La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (the “1994 Plan”), under which, as amended, 164 shares of common stock were authorized for issuance. The 1994 Plan expired in June 2004 with no shares available for future grants, and there were 8 options outstanding under the 1994 Plan as of September 30, 2012.

In May 2004, the Company adopted the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (the “2004 Plan”), under which, as amended, 640 shares of common stock have been authorized for issuance. The 2004 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to employees, directors, consultants and advisors of the Company with up to a 10-year contractual life and various vesting periods as determined by the Company’s Compensation Committee or the Board of Directors, as well as automatic fixed grants to non-employee directors of the Company. As of September 30, 2012, there were a total of 75 options outstanding under the 2004 Plan and 537 shares remained available for future grant.

In August 2010, the Company adopted the 2010 Plan. The 2010 Plan is similar to the 2004 Plan, other than with regard to the number of shares authorized for issuance. On May 22, 2012, the 2010 Plan was amended to reset the authorized number of shares for issuance to a total of 1,188,414 shares, representing 10% of the number of shares of common stock issued and outstanding on April 11, 2012 (the record date used in connection with the Company’s annual proxy). This number of shares is initially reserved for issuance and is subject to quarterly upward adjustment so that the total number of shares reserved under the 2010 Plan will, on the first day of each calendar quarter, be equal to 10% of the common stock issued and outstanding as of the last day of the prior calendar quarter. The adjustments continue through the quarter ending June 30, 2015 (resulting in a final adjustment on July 1, 2015). In no event will the number of shares potentially issuable under the 2010 Plan exceed 676,640,705, which represents 10% of the number of shares of common stock potentially outstanding on a fully-diluted and as-converted basis on April 11, 2012, after giving effect to the potential conversion of the convertible preferred stock that was issued and outstanding on April 11, 2012. Effective as of July 1, 2012, the Company authorized 47,804 additional shares for issuance based on 10% of the number of shares of common stock outstanding on June 30, 2012. As of September 30, 2012, there were a total of 16 options outstanding and 1,236,202 shares remained available for future grant. Effective as of October 1, 2012, the Company authorized 120,520 additional shares for issuance based on 10% of the number of shares of common stock outstanding on September 30, 2012.

On April 10, 2012, the Company awarded options to purchase up to 592,230,471 shares of common stock to the President and Chief Executive Officer, a board member and an employee. The inducement options were granted outside of the 2010 Plan, but they are subject to the terms and conditions of the 2010 Plan. The inducement options were granted at an exercise price of $0.06 and two of the grants vest with respect to 25% of the underlying shares on a specified one-year anniversary date, with the remainder vesting monthly, in equal monthly installments, over the three years thereafter. The grant made to a board member vests on a quarterly basis over a one-year period (see note 9).

A summary of the Company’s stock option activity and related data for the nine months ended September 30, 2012 follows:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2011	894	$17,462
Grant	592,230,471	$0.06
Forfeited/Expired	(795)	$11,420

Balance at September 30, 2012	592,230,570	$0.067

As of September 30, 2012, options exercisable have a weighted-average remaining contractual term of 9.53 years. No stock option exercises occurred during the year ended December 31, 2011. As of September 30, 2012 and December 31, 2011, the total intrinsic value, which is the difference between the exercise price and closing price of the Company’s common stock for options outstanding and exercisable, was $0.

	September 30, 2012		December 31, 2011
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Exercisable at end of period	9,453,848	$0.5012	585	$26,243
Weighted-average fair value of options granted during the period	$0.06		$—

Exercise prices and weighted-average remaining contractual lives for the options outstanding (excluding shares of restricted stock) as of September 30, 2012 were:

Options Outstanding	Range of Exercise Prices	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Price of Options Exercisable
592,230,471	$0.06	9.53	$0.06	9,453,749	$0.06
55	$210 - $21,500	7.11	$4,876	55	$4,876
10	$39,900	3.63	$39,900	10	$39,900
11	$42,000	3.03	$42,000	11	$42,000
1	$52,600	3.45	$52,600	1	$52,600
10	$59,700	4.65	$59,700	10	$59,700
5	$148,000	1.64	$148,000	5	$148,000
2	$148,500	0.61	$148,500	2	$148,500
2	$235,500	0.97	$235,500	2	$235,500
3	$295,000	0.14	$295,000	3	$295,000

592,230,570	$0.06-$295,000	9.53	$0.067	9,453,848	$0.5012

At September 30, 2012, the Company has reserved 593,467,889 shares of common stock for future issuance upon exercise of options granted or to be granted under the 1994, 2004 and 2010 Plans, as well as for inducement options granted outside of the Company’s equity compensation plans.

The following table summarizes share-based compensation expense related to stock options, restricted stock and restricted stock units by expense category (in thousands):

	Three Months Ended September 30,		Nine Months Ended Spetember 30,
	2012	2011	2012	2011
Research and development	$279	$—	$526	$—
General and administrative	2,683	63	5,146	194

Share-based compensation expense included in operating expenses	$2,962	$63	$5,672	$194

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

The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
Option:	2012	2011	2012	2011
Risk-free interest rate	—%	—%	1.10%	—%
Dividend yield	—%	—%	0.0%	—%
Volatility	—%	—%	236%	—%
Expected life (years)	—	—	6.04	—

The remaining unamortized share-based compensation expense related to stock options as of September 30, 2012 is $30,428,000. The remaining expense of the inducement option issued to the board member totaling $444,000 will be recognized over four months, ending in January 2013. The remaining expense of the inducement options issued to the President and Chief Executive Officer and an employee totaling $29,984,000, will be recognized over approximately 40 months, ending in January 2016.

Employee Stock Purchase Plan

Effective August 1, 1995, the Company adopted the 1995 Employee Stock Purchase Plan, or ESPP, under which shares of common stock are reserved for sale to eligible employees, as defined in the ESPP. Employees may purchase common stock under the ESPP every three months (up to but not exceeding 10% of each employee’s base salary or hourly compensation, and any cash bonus paid, subject to certain limitations) over the offering period at 85% of the fair market value of the common stock at specified dates. The offering period may not exceed 24 months. At the Annual Meeting of Stockholders held on August 12, 2010, the stockholders approved an amendment to the ESPP to extend the term thereof from 2015 to 2025 and to increase the shares of common stock authorized for issuance hereunder from 85 to 485. As of September 30, 2012, 72 shares of common stock have been purchased under the ESPP and 413 shares of common stock are available for future issuance. No shares were issued under the ESPP during the year ended December 31, 2011 or for the nine months ended September 30, 2012.

Restricted Stock

In April 2012, the Company issued restricted common stock to the President and Chief Executive Officer, a board member and an employee. The shares were issued outside of the 2010 Plan but are subject to the terms and conditions of the 2010 Plan. The total restricted shares are 2,987,850 and the stock will vest as of January 19, 2013, so long as the holders of the Series C-12 Preferred have not elected to redeem their holdings (see Note 4). If the services of the holder are terminated during the vesting period, the shares are subject to a reacquisition right. No consideration is paid for the redemption of the shares under the reacquisition right, but the holder is required to return to the Company any cash dividends paid or payable with respect to the shares. The grant date fair value is the market value on the grant date multiplied by the number of shares granted and share-based compensation expense is recognized on a straight-line basis over the vesting period. The share-based compensation expense during the three months and nine months ended September 30, 2012 by expense category was $46,000 and $86,000 for general and administrative expenses and $12,000 and $23,000 for research and development expenses, respectively. The remaining unamortized share-based compensation expense to be recognized over the next four months is $70,000.

Restricted Stock Units

On April 10, 2012, the Company granted restricted stock units (“RSUs”) of 14,219 units to an employee and 10,360,892 units to a board member, where each RSU represents a contingent right to receive one share of the Company’s common stock. The RSUs are to vest according to a defined schedule in each agreement. Upon the designated vesting dates, the holders will receive common stock of the Company. The RSUs for the board member vest quarterly beginning on April 20, 2012 and ending on January 20, 2013. Twenty-five percent of the RSUs for the employee vest on January 19, 2013 with the remainder vesting monthly thereafter for 36 months.

On August 17, 2012, the Company granted RSUs of 2,700,000 units to two consultants of the Company, where each RSU represents a contingent right to receive one share of the Company’s common stock. The RSUs are to vest according to a defined schedule in each agreement. Upon the designated vesting dates, the holders will receive common stock of the Company. The RSUs for one consultant vest monthly beginning on August 20, 2012 and ending on January 20, 2012. Forty-five and one half percent (45.5%) of the RSUs for the second consultant vest on August 20, 2012 and the remainder vest monthly after that date until January 20, 2013.

Stock-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant. The grant date value of awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods. The weighted average grant date value was $0.06 per RSU for the April 10, 2012 grants and $0.069 per RSU for the August 17, 2012 grants. The share-based compensation expense during the three months and nine months ended September 30, 2012 by expense category is

$159,000 and $439,000 for general and administrative expenses and $55 and $151 for research and development expenses, respectively. The remaining unamortized share-based compensation expense to be recognized over the next four months is $184,000 for the board member RSUs, $702 to be recognized over the remaining service period for the employee RSUs, and $81,000 to be recognized over the remaining service period for the consultant RSUs.

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

On January 19, 2012, effective upon the closing of the Asset Purchase Agreement, the former President and Chief Executive Officer and the former Chief Financial Officer resigned. Both of the Company’s aforementioned officers entered into separation agreements with the Company, and the Company agreed to make separation payments of $78,000 and $62,000 respectively. Further, both officers relinquished their rights to all Company stock options, whether vested or unvested.

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

11. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator
Net income (loss)	$(2,222)	$3,570	$(4,632)	$1,775
Preferred stock dividends forfeited (earned)	(205)	(3)	(281)	75

Numerator for basic EPS – net income (loss) attributable to common stockholders	(2,427)	3,567	(4,913)	1,850
Effect of dilutive securities:
Preferred stock dividends	—	—	—	—

Numerator for diluted EPS – net income (loss) attributable to common stockholders	$(2,427)	$3,567	$(4,913)	$1,850

Denominator:
Weighted-average shares outstanding
Basic EPS	13,253	533	8,995	224
Effect of dilutive convertible preferred stock and warrants	—	12,347	—	48,472

Denominator for diluted EPS	13,253	12,880	8,995	48,696

Basic EPS	$(0.18)	$6.69	$(0.55)	$8.25

Diluted EPS	$(0.18)	$0.28	$(0.55)	$0.04

At September 30, 2012 and 2011, the potentially dilutive securities include 5.4 billion and 44 million shares, respectively, reserved for the exercise of outstanding stock options and warrants.

At September 30, 2011, potentially dilutive securities of approximately 1,249 shares reserved for the exercise of outstanding stock options and warrants for common stock were excluded from the diluted EPS computation because their effect was anti-dilutive.

The Series C-12 Preferred was convertible into 1.2 billion and 8.6 million shares at September 30, 2012 and 2011, respectively. The Series D-12 Preferred was convertible into 766 million shares at September 30, 2012.

12. Commitments and Contingencies

As of September 30, 2012, there were no material operating leases, notes payable, purchase commitments or capital leases.

The Company maintains its operations in a temporary space under a short-term arrangement.

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

In March 2011, the Company and its formerly wholly-owned subsidiary, Jewel Merger Sub, Inc., acquired the rights to compounds known as Regenerative Immunophilin Ligands (“RILs” or “Compounds”) from privately held GliaMed, Inc. (“GliaMed”). The Compounds were acquired pursuant to an asset purchase agreement for a nominal amount, and if certain development and regulatory milestones were met, the Company would have paid GliaMed additional consideration consisting of up to 8,205 shares of newly designated Series E Convertible Preferred Stock, which would have been convertible into approximately 20% of the Company’s fully diluted outstanding common stock on an as-converted basis. GliaMed would have also been eligible for a potential cash payment from the Company if a Compound was approved by the Food and Drug Administration (FDA), or European Medicines Agency (EMA), in two or more clinical indications.

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

On January 19, 2012, we acquired rights to certain assets, including a lead clinical-stage compound designated GCS-100, from privately held Solana Therapeutics, Inc. (“Solana”), which was wholly owned by our largest holder of Series C-12 Convertible Preferred Stock. The GCS-100 compound, which inhibits the expression of galectin-3 and may represent a novel treatment for certain types of cancers and chronic organ failure, was acquired pursuant to an asset purchase agreement for nominal consideration. As a result of our acquisition of these assets, we are now focused on the development of treatments that mediate the production of galectins as a means of treating human diseases such as cancer and chronic organ failure.

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

Galectins are lectins. Lectins are proteins found in the body that specifically interact with carbohydrate sugars located in, on the surface of and in between cells. This interaction causes the cells to change behavior, including cell movement, multiplication, and other cellular functions. The interactions between lectins and their target carbohydrate sugars occur via a carbohydrate recognition domain, or CRD, within the lectin. Galectins are a subfamily of lectins that have a CRD that bind specifically to b-galactoside sugar molecules. Galectins have a broad range of functions, including mediation of cell survival and adhesion, promotion of cell-cell interactions, growth of blood vessels, immune regulation and inflammation.

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

On the first anniversary of the asset purchase agreement between the Company and Solana dated January 19, 2012 (the “Asset Purchase Agreement”) (i.e., January 19, 2013), the holders of Series C-12 Stock will have a one-time right to elect to redeem a number of shares of Series C-12 Stock equal to the lesser of (i) the entire balance of the outstanding Series C-12 Stock, or (ii) 2,900 shares of Series C-12 Stock. The 2012 New Preferred Stock also allows for redemption by its holders following the occurrence of certain other events, such as a breach of the terms and conditions of the Series C-12/D-12 Certificate. If the holders of Series C-12 Stock redeem a number of shares of Series C-12 Stock equal to or greater than the lesser of: (i) the entire balance of the outstanding Series C-12 Stock or (ii) 2,900 shares of Series C-12 Stock, then Solana shall have the right for a period of 10 business days following the earlier of (i) or (ii) above, to elect to purchase from the Company all right, title and interest in and to the GCS-100 assets, upon repaying to the Company the nominal consideration initially paid pursuant to the Asset Purchase Agreement.

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

Results of Operations

There were no revenues for the three and nine months ended September 30, 2012 and 2011.

For the three and nine months ended September 30, 2012, we incurred $0.5 million and $0.8 million in research and development expense, respectively, primarily related to costs associated with preclinical studies compared to $0.0 million and $0.2 million for the same periods in 2011.

For the nine months ended September 30, 2012, general and administrative expense increased to $6.5 million, from $1.6 million for the same period in 2011. The increase is primarily the result of an increase in share-based compensation expense of $5.0 million. For the three months ended September 30, 2012, general and administrative expense was $3.0 million, compared to $0.4 million for the same period in 2011. The increase is primarily the result of an increase in share-based compensation expense of $2.6 million.

For the three months ended September 30, 2012, non-operating income as a result of adjustments to the estimated fair value of derivative liabilities was $1.2 million. The derivative liabilities issued in the May 2010 Financing were remeasured at their estimated fair value as of September 30, 2012, resulting in a net decrease in value of $1.2 million for the three months ended September 30, 2012, primarily due to the conversion of 5 shares of Series C-12 Stock into Common Stock, and changes in other inputs to the valuation models used to estimate the liabilities. This decrease in value was recorded as non-operating income.

For the three months ended September 30, 2011, non-operating income as a result of adjustments to the estimated fair value of derivative liabilities was $4.0 million. The derivative liabilities issued in the May 2010 Financing were remeasured at their estimated fair value as of September 30, 2011, resulting in a net decrease in value of $4.0 million for the three months ended September 30, 2011, primarily due to the decrease in the price per share of our Common Stock, the conversion of 185 shares of Series C-12 Stock into Common Stock, and changes in other inputs to the valuation models used to estimate the liabilities. This decrease in value was recorded as non-operating income.

For the nine months ended September 30, 2012, non-operating income as a result of adjustments to the estimated fair value of derivative liabilities was $2.7 million. The derivative liabilities issued in the May 2010 Financing were remeasured at their estimated fair value as of September 30, 2012, resulting in a net decrease in value of $2.7 million for the nine months ended September 30, 2012, primarily due to the decrease in the price per share of our Common Stock, the conversion of 25 shares of Series C-12 Stock into Common Stock, the exercise of 4,021 Series D-12 warrants and changes in other inputs to the valuation models used to estimate the liabilities. This decrease in value was recorded as non-operating income.

For the nine months ended September 30, 2011, non-operating income as a result of adjustments to the estimated fair value of derivative liabilities was $3.3 million. The derivative liabilities issued in the May 2010 Financing were remeasured at their estimated fair value as of September 30, 2011, resulting in a net decrease in value of $3.3 million for the nine months ended September 30, 2011, primarily due to the decrease in the price per share of our Common Stock, the conversion of 433 shares of Series C-12 Stock into Common Stock, and changes in other inputs to the valuation models used to estimate the liabilities. This decrease in value was recorded as non-operating income.

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

Liquidity and Capital Resources

From inception through September 30, 2012, we have incurred a cumulative net loss of approximately $444.3 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through September 30, 2012, we have raised approximately $417 million in net proceeds from sales of equity securities.

At September 30, 2012, we had $3.4 million in cash as compared to $5.0 million of cash at December 31, 2011. Of our available cash at September 30, 2012, we could be required to pay up to $2.9 million upon the redemption of our outstanding Series C-12 Stock. Such redemption was not considered probable as of September 30, 2012. Our working capital was ($9.5) million at September 30, 2012, as compared to ($10.4) million at December 31, 2011 and is largely driven by our derivative liability obligations which will likely change in value in the future. The decrease in cash resulted from the use of our financial resources to fund our general corporate operations.

In March 2011, we received funding of approximately $0.2 million from certain of our investors to defray the costs of the confirmatory preclinical study of LJP1485 at that time.

Our history of recurring losses from operations, our cumulative net loss as of September 30, 2012, and the absence of any current revenue sources raise substantial doubt about our ability to continue as a going concern.

We maintain operations in temporary space under a short-term arrangement. No notes payable, purchase commitments, capital leases or other material contractual obligations existed as of September 30, 2012.

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

Our management, with the participation of our principal executive, financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive, financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our principal executive, financial and accounting officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors

I. RISK FACTORS RELATING TO THE COMPANY.

We have only limited assets and we have limits under our charter on our ability to fully spend the cash assets that we currently have.

As of September 30, 2012, we had no revenue sources, an accumulated deficit of $444.0 million and available cash and cash equivalents of $3.4 million, of which, at that time, up to $2.9 million could be required to be paid upon the triggering of a redemption right under our outstanding Series C-12 Stock including accrued dividends. Although we acquired the GCS-100 patent estate in January 2012 for nominal consideration and we retain the rights (to the extent not forfeited) to the Riquent patent estate, the values of these assets are highly uncertain and Riquent has been written down under United States generally accepted accounting principles to nearly zero. As a result, we have only limited assets available to operate and develop our business. We are utilizing a portion of our existing cash balances to conduct future clinical study of GCS-100 and to evaluate whether or not GCS-100 should be developed further. If we determine that GCS-100 does not warrant further development and the investors redeem their Series C-12 Stock, we would have only limited cash and would likely be forced to liquidate the Company. In that event, the funds resulting from the liquidation of our assets, net of amounts payable, would likely return only a small amount, if anything, to our stockholders.

Additionally, the Articles contain a term that, for a period of one year, purports to render ultra vires any transaction in which the Company causes its net cash balance to fall below $2.9 million. Thus, if the Company authorizes any expenditure or enters into any contract whereby the Company’s cash balance falls below this threshold, it is possible that a court could find that the Company did not have the requisite corporate authority to take such action. Accordingly, the Company intends to limit its overall expenditures through February 2013 so that it maintains this minimum balance. As a result, the Company effectively has only $0.5 million available for the maintenance of operations and development of GCS-100 for the period of September 2012 through February 2013.

II. RISK FACTORS RELATED SPECIFICALLY TO OUR STOCK.

We currently have 13.6 million shares of Common Stock outstanding and currently may be required to issue up to 7.4 billion shares of Common Stock upon conversion of existing preferred stock and preferred stock warrants. Such an issuance would be significantly dilutive to our existing common stockholders.

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

Giving effect to the potential exercise of the outstanding preferred warrants, and assuming the conversion of all preferred stock into Common Stock at the current conversion rate, we would have approximately 7.4 billion shares of Common Stock issued and outstanding, although the issuance of the Common Stock upon the conversion of our preferred stock is limited by a 9.999% beneficial ownership cap for each preferred stockholder. With approximately 13.6 million shares of Common Stock issued and outstanding as of the date of this report, the issuance of this number of shares of Common Stock underlying the preferred stock would represent approximately 99.8% dilution to our existing stockholders. It is possible that our current stock price does not reflect our fully-diluted and as-converted capital structure, which means that the conversion of preferred stock into Common Stock could significantly reduce our stock price.

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

La Jolla Pharmaceutical Company

Date: November 9, 2012	/s/ George Tidmarsh
George Tidmarsh, M.D., Ph.D.
President, Chief Executive Officer and
Secretary (As Principal Executive, Financial
and Accounting Officer)