Form 10-K
period 2012-12-31
LA JOLLA PHARMACEUTICAL CO
filed 2013-04-01
CIK 920465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2012

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

4660 La Jolla Village Drive, Suite 1070, San Diego, CA 92122

(Address of principal executive offices, including Zip Code)

Registrant’s telephone number, including area code: (858) 207-4264

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).     Yes   ☐     No   ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2012 totaled approximately $741,731. As of March 22, 2013, there were 18,881,242 shares of the Company’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “intends,” “expects,” “suggests,” “may,” “should,” “potential,” “designed to,” “will” and similar references. Such statements include, but are not limited to, statements about: our ability to successfully develop GCS-100, LJPC-501 and our other product candidates; the future success of our clinical trials with GCS-100 and LJPC-501; the timing for the commencement and completion of clinical trials; and our ability to implement cost-saving measures. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: the risk that our clinical trials with GCS-100 and LJPC-501 may not be successful in evaluating the safety and tolerability of GCS-100 and LJPC-501 or providing preliminary evidence of efficacy; the successful and timely completion of clinical trials; uncertainties regarding the regulatory process; the availability of funds and resources to pursue our research and development projects, including our clinical trials with GCS-100 and LJPC-501; general economic conditions; and those identified in this Annual Report on Form 10-K under the heading “Risk Factors” and in other filings the Company periodically makes with the Securities and Exchange Commission. Forward-looking statements contained in this Annual Report on Form 10-K speak as of the date hereof and the Company does not undertake to update any of these forward-looking statements to reflect a change in its views or events or circumstances that occur after the date of this Annual Report on Form 10-K.

PART I

In this report, all references to “we,” “our,” “us” and “the Company” refer to La Jolla Pharmaceutical Company, a California corporation, our wholly-owned subsidiary, SL JPC Sub, Inc., and our formerly wholly-owned subsidiary, Jewel Merger Sub, Inc.

Item 1. Business

Overview

La Jolla Pharmaceutical Company is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapeutics for chronic organ failure and cancer. Our drug development efforts are focused on two product candidates: GCS-100 and LJPC-501. GCS-100 targets the galectin-3 protein, which, when overproduced by the human body, has been associated with chronic organ failure and cancer. In January 2013, we initiated a Phase 1/2 clinical trial with GCS-100 for the treatment of chronic kidney disease (“CKD”). LJPC-501 is a peptide agonist of the renin-angiotensin system, which is designed to help restore kidney function in patients with hepatorenal syndrome (“HRS”). We plan to file an Investigational New Drug Application (“IND”) with the Food and Drug Administration (“FDA”) for LJPC-501 in the third quarter of 2013 and initiate a Phase 1 clinical trial in HRS by the end of 2013. We also plan to evaluate other opportunities for potential product candidates for the treatment of unmet medical needs.

Product Portfolio

We have a broad product portfolio consisting of both development-stage and discovery-stage products. We strive to maintain a robust pipeline of products to bring through development and to the market.

Our products, their target indications and their development status are summarized in the table below:

Some of our product candidates may prove to be beneficial in disease indications beyond those we are now pursuing. We may out-license our product candidates to third parties or in-license other product candidates that are synergistic with our current programs.

GCS-100

Scientific Background

GCS-100 is a complex polysaccharide derived from pectin that binds to, and blocks the activity of galectin-3, a type of galectin. Galectins are a member of a family of proteins in the body called lectins. These proteins interact with carbohydrate sugars located in, on the surface of, and in-between cells. This interaction causes the cells to change behavior, including cell movement, multiplication, and other cellular functions. The interactions between lectins and their target carbohydrate sugars occur via a carbohydrate recognition domain, or CRD, within the lectin. Galectins are a subfamily of lectins that have a CRD that bind specifically to ß-galactoside sugar molecules. Galectins have a broad range of functions, including regulation of cell survival and adhesion, promotion of cell-to-cell interactions, growth of blood vessels, regulation of the immune response and inflammation.

Over-expression of galectin-3 has been implicated in a number of human diseases, including chronic organ failure and cancer. This makes modulation of the activity of galectin-3 an attractive target for therapy in these diseases.

Chronic Kidney Disease

The initial clinical focus of our development program for GCS-100 is CKD. The United States Renal Data System estimated that, in 2010, approximately 49 million adults in the United States suffered from CKD, 547,982 were being treated for end-stage renal disease (“ESRD”), and 88,630 died as a result of CKD. It was estimated that CKD costs the United States health care system $41 billion per year for Medicare patients alone. There are no FDA-approved therapies for CKD.

Several recent studies have shown that increased circulating levels of galectin-3 are associated with poorer outcomes in patients with chronic organ failure, including kidney disease. Additionally, a number of preclinical studies using multiple animal models have demonstrated a direct, causal role of galectin-3 expression and secretion in the scar formation (tissue fibrosis) leading to kidney failure. Specifically, animals that have been genetically engineered to lack galectin-3 produce less harmful scar formation after kidney injury or transplantation and have reduced inflammatory cytokine expression and better kidney function. By blocking the activity of galectin-3 pharmacologically, GCS-100 has the potential to reduce the tissue fibrosis that leads to the worsening of kidney function.

Chronic Liver Disease

GCS-100 also has the potential to treat various forms of chronic liver disease also characterized by tissue fibrosis. In 2006, The National Institute of Diabetes and Digestive and Kidney Diseases (“NIDDK”) estimated that NASH affects between two and five percent of Americans. In 2004, NIDDK estimated that 5.5 million Americans had chronic liver disease or cirrhosis, and that $1.6 billion was spent annually on the treatment for chronic liver disease and cirrhosis. Chronic liver disease and cirrhosis were estimated to be the 12th leading cause of death in the United States, accounting for approximately 27,000 deaths annually.

In December 2012, the Company announced the results of a preclinical study that examined the effect of GCS-100 on liver fibrosis in mice. The study, which was performed in collaboration with the Stelic Institute, was conducted in an established, benchmark preclinical model for non-alcoholic steatohepatitis-hepatocellular carcinoma, or NASH-HCC. When compared to placebo-treated control animals, GCS-100-treated animals showed a statistically significant reduction in liver fibrosis and a statistically significant improvement in the score of non-alcoholic fatty liver disease (“NAFLD”). A statistically significant improvement in liver function was also observed, as measured by the liver enzyme alanine transaminase (“ALT”), which in some cases returned to near normal levels.

Cancer

By modulating galectin-3’s effects on cell survival, blood vessel growth and the immune response, GCS-100 has the potential to treat various forms of cancer. The American Cancer Society estimated that, in 2013, approximately 1.7 million new cases of cancer are expected to be diagnosed in the United States, and cancer will be the cause of death of approximately 600,000 Americans.

A number of preclinical studies have demonstrated the positive effects of GCS-100 as a potential anticancer agent. For example, in November 2012, a study published in the journal Blood demonstrated the mechanism by which GCS-100 improves the response to chemotherapy in lymphoma, a type of blood cancer. In this study conducted by researchers at UCLA entitled, “Galectin-3 binds to CD45 on diffuse large B cell lymphoma cells to regulate susceptibility to cell death,” it was demonstrated that galectin-3 binds to an enzyme on the surface of lymphoma cells called CD45, and that it is this protein-enzyme combination that regulates the susceptibility of the cells to chemotherapy drugs. The researchers showed that treating the lymphoma cells with GCS-100 can inhibit the protective effect of galectin-3, thus allowing the cancer cells to be killed effectively by chemotherapy agents such as dexamethasone, rituximab and etoposide.

In a Phase 2 clinical study investigating the safety and activity of GCS-100 administered as a single agent in 24 patients with relapsed, chronic lymphocytic leukemia (“CLL”), GCS-100 was shown to be safe and well tolerated. In addition, 25% of these patients experienced a clinical benefit as measured by a partial reduction in their tumor burden. The results of this study were presented at the American Society of Clinical Oncology 2009 Annual Meeting.

Current Clinical Study

In December 2012, we announced that the FDA’s Division of Cardiovascular and Renal Products had accepted our IND, which included a clinical trial protocol designed to study GCS-100 in patients with CKD. In January 2013, we initiated a Phase 1/2 clinical trial with GCS-100 in patients with CKD. The trial is designed in two parts. Part A (Phase 1) will evaluate the safety of single, ascending doses of GCS-100 and determine a maximum tolerated dose. Part B (Phase 2), will evaluate the safety and activity of multiple doses of GCS-100. Part B is designed to measure activity and will include various markers of kidney function. The trial is currently enrolling patients in Part A.

LJPC-501

LJPC-501 is a peptide agonist of the renin-angiotensin system that acts to help the kidneys balance body fluids and electrolytes. Studies have shown that LJPC-501 may improve renal function in patients with HRS. HRS is a life-threatening form of progressive renal failure in patients with liver cirrhosis or fulminant liver failure. In these patients, the diseased liver secretes vasodilator substances (e.g., nitric oxide and prostaglandins) into the bloodstream that cause under-filling of blood vessels. This low-blood-pressure state causes a reduction in blood flow to the kidneys. As a means to restore systemic blood pressure, the kidneys induce both sodium and water retention, which contribute to ascites, a major complication associated with HRS.

HRS is categorized into two types, based on the rapidity of the progression of renal failure as measured by marker called serum creatinine. Type 1 HRS is the more rapidly progressing type and is characterized by a 100% increase in serum creatinine to > 2.5 mg/dL within two weeks. Fewer than 10% of people with Type 1 HRS survive hospitalization, and the median survival is only a few weeks. Type 2 HRS is slower progressing, with serum creatinine rising gradually; however, patients with Type 2 HRS can develop sudden renal failure and progress to Type 1 HRS. Although ascites occurs in both Type 1 and Type 2 HRS, recurrent ascites is a major clinical characteristic of Type 2 HRS patients, and median survival is only four to six months. We estimate that HRS affects an estimated 90,000 people in the United States, and most of these patients will die from this disease.

In February 2013, we conducted a meeting with the FDA to discuss the design for a clinical trial studying LJPC-501 in patients suffering from HRS. Based on feedback from this meeting, we plan to file an IND by the end of the third quarter of 2013 and initiate a Phase 1 clinical trial with LJPC-501 in HRS by the end of 2013.

Other Product Candidates

In addition to GCS-100 and LJPC-501, we have several product candidates in the early development stage. These product candidates include LJPC-101, a subcutaneous formulation of GCS-100, LJPC-201, an oral galectin-3 inhibitor and LJPC-301, a monoclonal antibody designed to neutralize galectin-3. We continuously evaluate opportunities to efficiently and effectively advance new product candidates into development for significant unmet medical needs.

Financial Condition

At December 31, 2012, we had $3.4 million in cash and equivalents and positive working capital of $3.2 million. We believe that our current cash resources are sufficient to fund planned operations for at least the next 12 months.

Patents and Proprietary Technologies

As of March 22, 2013, the Company had: (i) three issued patents, one allowed patent and three pending patent applications in the United States; (ii) two pending patent applications in Canada; and (iii) one pending patent application in Europe. The issued and allowed patents provide, and if issued, the pending patent applications will provide, protection for our lead drug candidate GCS-100, including claims for compositions of modified pectin solutions, methods for manufacturing modified pectins and modified pectin solutions, and compositions and uses of galectin antagonists. The issued and allowed patents expire between 2025 and 2028, not taking into account any potential patent-term extensions that may be available in the future.

In addition to the above, we plan to file additional patent applications that, if issued, would provide further protection for GCS-100 and LJPC-501.

Competition

The biotechnology and pharmaceutical industries are subject to rapid technological change. Competition from domestic and foreign biotechnology companies, large pharmaceutical companies and other institutions is intense and expected to increase. A number of companies are pursuing the development of pharmaceuticals in our targeted areas. These include companies that are conducting preclinical studies and clinical trials in the field of galectin mediation, including Galectin Therapeutics Inc. and Galecto Biotech AB.

In addition, there are a number of pharmaceutical companies, biotechnology companies and academic institutions engaged in activities relating to the research and development of potential treatments for chronic organ failure and cancer, as well as galectin regulation as a potential target for therapy. Most of these companies and institutions have substantially greater facilities, resources, research and development capabilities, regulatory compliance expertise, and manufacturing and marketing capabilities than we do. In addition, other technologies in the future may be the basis of competitive products. There can be no assurance that our competitors will not develop or obtain regulatory approval for products more rapidly than we can, or develop and market technologies and products that are more effective than those we are developing or that would render our technology and proposed products obsolete or noncompetitive.

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

The steps required before a pharmaceutical compound may be marketed in the United States include: preclinical laboratory and animal testing; submission of an IND to the FDA, which must become effective before clinical trials may commence; conducting adequate and well-controlled clinical trials to establish the safety and efficacy of the drug; submission of a New Drug Application (“NDA”) or Biologics License Application (“BLA”) for biologics to the FDA; satisfactory completion of an FDA preapproval inspection of the manufacturing facilities to assess compliance with current good manufacturing practices (“cGMP”); and FDA approval of the NDA or BLA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each drug-manufacturing establishment used must be registered with the FDA and be operated in conformity with cGMP. Drug product manufacturing facilities may also be subject to state and local regulatory requirements.

Preclinical testing includes laboratory evaluation of product chemistry and animal studies to assess the safety and efficacy of the product and its formulation. The results of preclinical testing are submitted to the FDA as part of an IND, and, unless the FDA objects, the IND becomes effective 30 days following its receipt by the FDA.

Clinical trials involve administration of the drug to healthy volunteers and to patients diagnosed with the condition for which the drug is being tested under the supervision of qualified clinical investigators. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. Each clinical trial is conducted under the auspices of an independent Institutional Review Board (“IRB”) in the United States, or Ethics Committee (“EC”) outside the United States, for each trial site. The IRB or EC considers, among other matters, ethical factors and the safety of human subjects.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap or be repeated. In Phase 1 clinical trials, the drug is initially introduced into healthy human subjects or patients and is tested for adverse effects, dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase 2 clinical trials involve the testing of a limited patient population in order to characterize the actions of the drug in targeted indications, in order to determine drug tolerance and optimal dosage and to identify possible adverse side effects and safety risks. When a compound appears to be effective and have an acceptable safety profile in Phase 2 clinical trials, Phase 3 clinical trials are undertaken to further evaluate and confirm clinical efficacy and safety within an expanded patient population at multiple clinical trial sites. The FDA reviews the clinical plans and monitors the results of the trials and may discontinue the trials at any time if significant safety issues arise. Similarly, an IRB or EC may suspend or terminate a trial at a study site that is not being conducted in accordance with the IRB or EC’s requirements or that has been associated with unexpected serious harm to subjects.

The results of preclinical testing and clinical trials are submitted to the FDA for marketing approval in the form of an NDA or BLA. The submission of an NDA or BLA also requires the payment of user fees, but a waiver of the fees may be obtained under specified circumstances. The testing and approval process is likely to require substantial time, effort and resources and there can be no assurance that any approval will be granted on a timely basis, if at all, or that conditions of any approval, such as warnings, contraindications, or scope of indications will not materially impact the potential market acceptance and profitability of the drug product. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it generally follows such recommendations. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments, and the risks and benefits of the product demonstrated in clinical trials.

Additional preclinical testing or clinical trials may be requested during the FDA review period and may delay any marketing approval. After FDA approval for the initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications. In addition, after approval, some types of changes to the approved product, such as manufacturing changes, are subject to further FDA review and approval. The FDA mandates that adverse effects be reported to the FDA and may also require post-marketing testing to monitor for adverse effects, which can involve significant expense. Adverse effects observed during the commercial use of a drug product or which arise in the course of post-marketing studies can result in the need for labeling revisions, including additional warnings and contraindications, and, if the findings significantly alter the risk/benefit assessment, the potential withdrawal of the drug from the market.

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

The steps to obtain approval to market a pharmaceutical compound in the European Union include: preclinical laboratory and animal testing; conducting adequate and well controlled clinical trials to establish safety and efficacy; submission of a Marketing Authorization Application (the “MAA”); and the issuance of a product marketing license by the European Commission prior to any commercial sale or shipment of drug. In addition to obtaining a product marketing license for each product, each drug manufacturing establishment must be registered with the European Medicines Agency (the “EMA”), must operate in conformity with European good manufacturing practice and must pass inspections by the European health authorities.

Upon receiving the MAA, the Committee for Human Medicinal Products (the “CHMP”), a division of the EMA, will review the MAA and may respond with a list of questions or objections. Answers to questions posed by the CHMP may require additional tests to be conducted. Responses to the list of questions or objections must be provided to and deemed sufficient by the CHMP within a defined timeframe. Ultimately, a representative from each of the European Member States will vote whether to approve the MAA.

Foreign regulatory approval processes include all of the risks associated with obtaining FDA approval, and approval by the FDA does not ensure approval by the health authorities of any other country.

Employees

As of March 22, 2013, we employed four regular full-time employees, three of whom are engaged in research and clinical development activities, two of whom have an M.D. and/or a Ph.D., and one working in finance, information technology, human resources and administration.

We consider our relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.

Corporate History

We were incorporated in 1989 in Delaware and reincorporated in California in 2012. We were historically focused on the development and testing of Riquent, a drug candidate being studied for the treatment of lupus nephritis, an antibody-mediated disease. From August 2004 to February 2009, Riquent was being studied in a double-blinded multicenter Phase 3 clinical trial, which was determined to be futile in February 2009. Accordingly, the development of Riquent was discontinued in 2009. In May 2010, we entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which we issued various series of preferred stock, which have been subsequently exchanged for preferred stock designated in a different series. A summary of the preferred stock issuances and subsequent exchanges is set forth in Note 4 of the notes to the consolidated financial statements included elsewhere in this annual report. In March 2011, we acquired rights to certain compounds known as Regenerative Immunophilin Ligands. Following the acquisition of these compounds, we initiated a confirmatory preclinical animal study, which was completed in May 2011 and showed that the predetermined study endpoints were not met. Accordingly, we halted the further development of those compounds at that time and sold them back to the party from whom we had initially purchased them, for a return of the same consideration initially paid.

In January 2012, we acquired the worldwide exclusive rights to GCS-100 from privately held Solana Therapeutics, Inc. (“Solana”). Solana is wholly owned by our largest holder of Series C-12 Convertible Preferred Stock, and we paid only nominal consideration for the assets. As a result of our acquisition of these assets, we are now focused on the development of therapeutic agents that inhibit the activity of galectins as a means of treating human diseases such as chronic organ failure and cancer.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website at www.ljpc.com as soon as reasonably practicable after we electronically file or furnish the reports with or to the Securities and Exchange Commission.

Item 1A. Risk Factors

I. RISK FACTORS RELATING TO THE COMPANY AND THE INDUSTRY IN WHICH WE OPERATE.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information before deciding to invest in our common stock. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently consider immaterial may also adversely affect our business. We have attempted to identify below the major factors that could cause differences between actual and planned or expected results, but we cannot assure you that we have identified all of those factors.

If any of the following risks actually happen, our business, financial condition and operating results could be materially adversely affected. In this case, the trading price of our common stock could decline, and you could lose all or part of your investment.

We have only limited assets.

As of December 31, 2012, we had no revenue sources, an accumulated deficit of $447.4 million and available cash and cash equivalents of $3.4 million. Although we acquired the GCS-100 patent estate in January 2012 for nominal consideration, the values of these assets are highly uncertain. As a result, we have only limited assets available to operate and develop our business. We are utilizing our existing cash balances to conduct clinical studies of GCS-100 and to evaluate whether or not GCS-100 should be developed further. If we determine that GCS-100 does not warrant further development, we would have only limited cash and would likely be forced to liquidate the Company. In that event, the funds resulting from the liquidation of our assets, net of amounts payable, would likely return only a small amount, if anything, to our stockholders. We believe that our current cash resources are sufficient to fund planned operations for at least the next 12 months.

The technology underlying our compounds is uncertain and unproven.

The development efforts for GCS-100 and LJPC-501 are based on unproven technologies and therapeutic approaches that have not been widely tested or used. To date, no products that use the GCS-100 or LJPC-501 technology have been approved or commercialized. Application of our technology to treat chronic organ failure and cancer is in early stages. Preclinical studies and future clinical trials of GCS-100 and LJPC-501 may be viewed as a test of our entire approach to developing chronic organ failure and cancer therapeutics. If GCS-100 or LJPC-501 do not work as intended, or if the data from our future clinical trials indicate that GCS-100 or LJPC-501 are not safe and effective, the applicability of our technology for successfully treating chronic organ failure or cancer will be highly uncertain. As a result, there is a significant risk that our therapeutic approaches will not prove to be successful, and there can be no guarantee that our drug technologies will result in any commercially successful products.

Our ability to raise additional capital and enter into strategic transactions requires the approval of our preferred stockholders.

The terms of our Articles of Incorporation (the “Articles”) impose certain restrictions on the Company and our ability to engage in selected actions that may be out of the ordinary course of business. For example, the Articles provide that without the approval from holders of at least 80% of the then-outstanding preferred stock, the Company may not: issue capital stock; enter into a definitive agreement that, if consummated, would effect a change of control; amend the Articles; or take corporate action that, if consummated, would represent a strategic transaction. Accordingly, even if we identify an opportunity to further develop GCS-100, LJPC-501 or another drug candidate, our ability to enter into an appropriate arrangement to continue our operations may be more difficult than in the absence of these restrictions. We may be prohibited from developing a partnership to further develop GCS-100 or LJPC-501, or entering into an agreement to acquire rights to another drug candidate for development, if we do not receive approval from the requisite investors. If we cannot develop a product candidate, our resources will continue to be depleted and our ability to continue operations will be adversely affected.

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

The FDA and foreign regulatory authorities have substantial discretion in the approval process and may not agree that we have demonstrated that our drug candidates are safe and effective. If our drug candidates are ultimately not found to be safe and effective, we would be unable to obtain regulatory approval to manufacture, market and sell them. We can provide no assurances that the FDA or foreign regulatory authorities will approve GCS-100 or LJPC-501, or, if approved, what the approved indication for GCS-100 or LJPC-501 might be.

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

If the third-party manufacturers upon which we rely fail to produce our drug candidates that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the trials, regulatory submissions, required approvals or commercialization of our drug candidates.

We do not manufacture our drug candidates nor do we plan to develop any capacity to do so. We plan to contract with third-party manufacturers to manufacture GCS-100 and LJPC-501. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, which include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. The third-party manufacturers we may contract with may not perform as agreed or may terminate their agreements with us.

In addition to product approval, any facility in which GCS-100 or LJPC-501 is manufactured or tested for its ability to meet required specifications must be approved by the FDA and/or the EMA before a commercial product can be manufactured. Failure of such a facility to be approved could delay the approval of GCS-100 and LJPC-501.

Any of these factors could cause us to delay or suspend any future clinical trials, regulatory submissions, required approvals or commercialization of GCS-100 and LJPC-501, entail higher costs and result in our being unable to effectively commercialize products.

Our success in developing and marketing our drug candidates depends significantly on our ability to obtain patent protection. In addition, we will need to successfully preserve our trade secrets and operate without infringing on the rights of others.

We depend on patents and other unpatented intellectual property to prevent others from improperly benefiting from products or technologies that we may have developed or acquired. Our patents and patent applications cover various technologies and drug candidates, including GCS-100. There can be no assurance, however, that any additional patents will be issued, that the scope of any patent protection will be sufficient to protect us or our technology, or that any current or future issued patent will be held valid if subsequently challenged. There is a substantial backlog of biotechnology patent applications at the United States Patent and Trademark Office that may delay the review and issuance of any patents. The patent position of biotechnology firms like ours is highly uncertain and involves complex legal and factual questions, and no consistent policy has emerged regarding the breadth of claims covered in biotechnology patents or the protection afforded by these patents. Additionally, a recent U.S. Supreme Court opinion further limits the scope of patentable inventions in the life sciences space and has added increased uncertainty around the validity of certain patents that have been issued or may be the subject of pending patent applications. We intend to continue to file patent applications as we believe is appropriate to obtain patents covering both our products and processes. However, there can be no assurance that patents will be issued from any of these applications, or that the scope of any issued patents will protect our technology.

We do not necessarily know if others, including competitors, have patents or patent applications pending that relate to compounds or processes that overlap or compete with our intellectual property or which may affect our freedom to operate.

There can be no assurance that patents will not ultimately be found to impact the advancement of our drug candidates, including GCS-100 and LJPC-501. If the United States Patent and Trademark Office or any foreign counterpart issues or has issued patents containing competitive or conflicting claims, and if these claims are valid, the protection provided by our existing patents or any future patents that may be issued could be significantly reduced, and our ability to prevent competitors from developing products or technologies identical or similar to ours could be negatively affected. In addition, there can be no guarantee that we would be able to obtain licenses to these patents on commercially reasonable terms, if at all, or that we would be able to develop or obtain alternative technology. Our failure to obtain a license to a technology or process that may be required to develop or commercialize one or more of our drug candidates may have a material adverse effect on our business. In addition, we may have to incur significant expense and management time in defending or enforcing our patents.

We also rely on unpatented intellectual property, such as trade secrets and improvements, know-how, and continuing technological innovation. While we seek to protect these rights, it is possible that:

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

Competition from domestic and foreign biotechnology companies, large pharmaceutical companies and other institutions is intense and is expected to increase. A number of companies and institutions are pursuing the development of pharmaceuticals in our targeted areas. Many of these companies are very large, and have financial, technical, sales and distribution and other resources substantially greater than ours. The greater resources of these competitors could enable them to develop competing products more quickly than we are able to, and to market any competing product more quickly or effectively so as to make it extremely difficult for us to develop a share of the market for our products. These competitors also include companies that are conducting clinical trials and preclinical studies in the field of cancer therapeutics. Our competitors may develop or obtain regulatory approval for products more rapidly than we do. Also, the biotechnology and pharmaceutical industries are subject to rapid changes in technology. Our competitors may develop and market technologies and products that are more effective or less costly than those we are developing or that would render our technology and proposed products obsolete or noncompetitive.

II. RISK FACTORS RELATED SPECIFICALLY TO OUR STOCK.

We currently have 18.8 million shares of common stock outstanding and currently may be required to issue up to 4.5 billion shares of common stock upon conversion of existing preferred stock and preferred stock warrants. Such an issuance would be significantly dilutive to our existing common stockholders.

As of December 31, 2012, there were 5,792 shares of Series C-12 Preferred Stock, 500 shares of Series C-22 Preferred Stock and 4,615 shares of Series D-12 Preferred Stock issued and outstanding. In light of the conversion rate of our preferred stock (213,083 shares of common stock are issuable upon the conversion of one share of Series C-12 Preferred Stock, Series C-22 Preferred Stock and Series D-12 Preferred Stock), the presence of such a large number of preferred shares may dilute the ownership of our existing stockholders and provide the preferred investors with a sizeable interest in the Company.

Giving effect to the potential exercise of the outstanding preferred warrants, and assuming the conversion of all preferred stock into common stock at the current conversion rate, we would have approximately 4.5 billion shares of common stock issued and outstanding, although the issuance of the common stock upon the conversion of our preferred stock is limited by a 9.999% beneficial ownership cap for each preferred stockholder. With approximately 18.8 million shares of common stock issued and outstanding as of the date of this report, the issuance of this number of shares of common stock underlying the preferred stock would represent approximately 99% dilution to our existing stockholders. It is possible that our current stock price does not reflect our fully diluted and as-converted capital structure, which means that the conversion of preferred stock into common stock could significantly reduce our stock price.

Our stock has only limited trading volume, which may adversely impact the ability of stockholders to sell shares at a desired price, or to fully liquidate their holdings.

Our stock currently trades on the OTC Markets Group, Inc.’s OTCQB tier. As a result, the market liquidity of our common stock may be adversely affected, as certain investors may not trade in securities that are quoted on the OTCQB, due to considerations including low price, illiquidity, and the absence of qualitative and quantitative listing standards.

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

Our stock has historically experienced significant price and volume volatility and could continue to be volatile. Market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors, among others, can have a significant effect on the market price of our securities:

•	significant conversions of preferred stock into common stock and sales of those shares of common stock;

•	results from our preclinical studies and clinical trials;

•	limited financial resources;

•	announcements regarding financings, mergers or other strategic transactions;

•	future sales of significant amounts of our capital stock by us or our stockholders;

•	developments in patent or other proprietary rights;

•	developments concerning potential agreements with collaborators; and

•	general market conditions and comments by securities analysts.

The realization of any of the risks described in these “Risk Factors” could have a negative effect on the market price of our common stock. In addition, class action litigation is sometimes instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which could hurt our business, operating results and financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On March 15, 2013, we entered into a lease agreement for 1,954 square feet at 4660 La Jolla Village Dr., Suite 1070, San Diego, CA 92122. This lease commences on April 12, 2013 and will continue until March 31, 2018. Annual rent expense for the facilities is approximately $62,856. Until March 31, 2013, we maintained our operations in a temporary space under a short-term arrangement.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information about Our Common Stock

Our common stock trades on the OTC Markets Group, Inc.’s OTCQB tier, under the symbol “LJPC.” Set forth below are the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years, adjusted to reflect the two 1-for-100 reverse splits of our common stock, which were implemented on April 14, 2011 and February 17, 2012.

	Prices
	High	Low
Year Ended December 31, 2012
First Quarter	$1.00	$0.03
Second Quarter	0.09	0.038
Third Quarter	0.14	0.05
Fourth Quarter	0.07	0.04
Year Ended December 31, 2011
First Quarter	$420	$200
Second Quarter	315	0.55
Third Quarter	2.90	0.20
Fourth Quarter	0.42	0.20

We have never paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. The number of shares of common stock outstanding as of March 22, 2013 was 18,881,242. As of March 22, 2013, there were approximately 171 holders of record of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•

Overview and recent developments. This section provides a general description of our business, operating history, recent events and significant transactions that we believe are important in understanding our financial condition and results of operations.

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

•

Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of comprehensive loss by comparing the results for the year ended December 31, 2012, to the results for the year ended December 31, 2011.

•	Liquidity and capital resources. This section provides an analysis of our historical cash flows as well as our future capital requirements.

Overview and Recent Developments

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapeutics for chronic organ failure and cancer. Our drug development efforts are focused on two product candidates: GCS-100 and LJPC-501. GCS-100 targets the galectin-3 protein, which, when overproduced by the human body, has been associated with chronic organ failure and cancer. In January 2013, we initiated a Phase 1/2 clinical trial with GCS-100 for the treatment of CKD. LJPC-501 is a peptide agonist of the renin-angiotensin system, which is designed to help restore kidney function in patients with HRS. We plan to file an IND with the FDA for LJPC-501 in the third quarter of 2013 and initiate a Phase 1 clinical trial in HRS by the end of 2013. We also plan to evaluate other opportunities for potential product candidates for the treatment of unmet medical needs.

In January 2012, we acquired rights to GCS-100 from privately held Solana. The GCS-100 compound was acquired pursuant to an asset purchase agreement for nominal consideration. As a result of this acquisition, we began to incur expenses related to preclinical and clinical development of GCS-100, which such expenses are expected to continue for the foreseeable future.

At the same time of the acquisition of GCS-100, we also entered into a Consent and Amendment Agreement (the “Third Amendment Agreement”) with certain of our Series C-11 Convertible Preferred Stock holders to amend the terms of the Securities Purchase Agreement, dated as of May 24, 2010 (the “Securities Purchase Agreement”), and the forms of Cash Warrants and Cashless Warrants (as defined in the Securities Purchase Agreement), as well as to adopt the Certificate of Designations, Preferences and Rights of Series C-12 Convertible Preferred Stock (the “Series C-12 Stock”), Series C-22 Convertible Preferred Stock (the “Series C-22 Stock”), Series D-12 Convertible Preferred Stock (the “Series D-12 Stock”) and Series D-22 Convertible Preferred Stock (the “Series D-22 Stock”) (the “Series C/D Certificate”). Under the Third Amendment Agreement, the termination date of the Cash Warrants and Cashless Warrants was amended to extend the termination date to the date that is three years following the closing of the acquisition of GCS-100 (i.e., January 19, 2015).

On February 17, 2012, we amended our Certificate of Incorporation to effect a 1-for-100 reverse split of our outstanding common stock.

Effective December 31, 2012, we entered into a Consent, Waiver and Amendment Agreement (the “Second Waiver Agreement”) with our preferred stockholders. Pursuant to the Second Waiver Agreement, the preferred stockholders waived their redemption rights for the Series C-12 Stock and Series C-22 Stock, removed the “full-ratchet” anti-dilution from the Series C-12 Stock Series C-22 Stock and Series D-12 Stock and relinquished their right to receive warrants to purchase Series D-22 Stock (the “Series D-22 Warrants”) upon the exercise of the warrants to purchase Series C-22 Stock (the “Series C-22 Warrants”). Our preferred stockholders also exercised a portion of their Series C-22 Warrants, which resulted in us receiving $500,000 in net proceeds and the preferred stockholders receiving 500 shares of Series C-22 Stock.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with the United States generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of our consolidated financial statements (see also Note 1 to our consolidated financial statements included in Part IV).

Share-based compensation

Share-based compensation expense for the years ended December 31, 2012 and 2011 was approximately $8.6 million and $0.3 million, respectively. As of December 31, 2012, there was approximately $27.8 million of total unrecognized compensation cost related to non-vested share-based payment awards granted under our equity compensation plans. Share-based compensation expense recognized for fiscal years 2012 and 2011 is based on awards ultimately expected to vest, net of estimated forfeitures, if any. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted-average period of 1.2 years.

Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the employee and director stock options granted by us have characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in our opinion, the existing valuation models may not provide an accurate measure of the fair value of the employee and director stock options granted by us. Although the fair value of the employee and director stock options granted by us is determined using an option-pricing model, that value may not be indicative of the fair value observed in a willing-buyer/willing-seller market transaction.

Derivative Liabilities

In conjunction with the financing we closed in May 2010 (the “May 2010 Financing”), we issued Series C-1 Preferred Stock that contained certain embedded derivative features, as well as warrants that were accounted for as derivative liabilities (see Note 4 to our consolidated financial statements included in Part IV). These derivative liabilities were determined to be ineligible for equity classification due to provisions of the underlying preferred stock, which were also ineligible for equity classification because redemption was outside our sole control. As of December 31, 2012, the derivative liabilities are no longer present in the Series C2 Stock and Series D2 Stock.

These derivative liabilities were initially recorded at their estimated fair value on the date of issuance and were subsequently adjusted to reflect the estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded as other income or expense, accordingly. The fair value of these liabilities was estimated using option pricing models that are based on the individual characteristics of the common stock and preferred stock, the derivative liability on the valuation date, probabilities related to our operations and clinical development (based on industry data), as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The option pricing models of our derivative liabilities are estimates and are sensitive to changes to certain inputs used in the options pricing models. To better estimate the fair value of the derivative liabilities at each reporting period, the binomial option pricing models and their inputs were refined based on information available to the Company. Such changes did not have a significant impact on amounts recorded in previous interim reporting periods.

New Accounting Pronouncements

Effective January 1, 2012, we adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income and ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-5. In these updates, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in these updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU Nos. 2011-05 and 2011-12 did not have a material impact on our consolidated financial position or results of operations. We have presented comprehensive loss in the Company’s consolidated statements of comprehensive loss.

Effective January 1, 2012, we prospectively adopted FASB’s ASU No. 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-04 did not have a material effect on the Company’s consolidated financial position or results of operations.

Results of Operations

Years Ended December 31, 2012 and 2011

Revenue. There was no revenue for the years ended December 31, 2012 and 2011.

Research and Development Expense. During the year ended December 31, 2012, we incurred $1.4 million in research and development expense, which was primarily related to $0.8 million in stock compensation expense and costs associated with the preclinical study of GCS-100, compared to $0.2 million in research and development expense during the year ended December 31, 2011, which was primarily related to costs associated with the preclinical study of LJP1485. We expect research and development expenditures to continue to increase going forward as we continue to develop GCS-100 and commence clinical studies of LJPC-501.

General and Administrative Expense. During the year ended December 31, 2012, general and administrative expense increased to $9.4 million, compared with $2.1 million for the year ended December 31, 2011. The increase is primarily due to an $7.6 million increase in stock compensation expense, which was partially offset by lower salaries of $0.2 million.

Non-Operating Income and Expense. During the year ended December 31, 2012, non-operating income as a result of adjustments to the fair value of derivative liabilities was $3.0 million. This decrease in value was recorded as non-operating income for the year ended December 31, 2012. All derivative liabilities were removed effective December 31, 2012. The removal of the derivative liabilities was due to the removal of the redemption features, removal of the full-ratchet anti-dilution features of the Series C-12 Stock, Series C-22 Stock and the Series D-12 Stock and the relinquishment of the Series D-22 Warrants.

Non-operating expense as a result of adjustments to the estimated fair value of derivative liabilities was $9.5 million for the year ended December 31, 2011. The derivative liabilities issued in the May 2010 Financing were remeasured to their estimated fair value as of December 31, 2011, resulting in a net increase in value of $9.5 million for the year ended December 31, 2011. This increase in value was recorded as non-operating expense for the year ended December 31, 2011. The increase was primarily due to changes in variables and underlying shares for revaluation in our binomial pricing models.

The non-operating income and expense recorded as a result of adjustments to the estimated fair value of derivative liabilities is non-cash income and expense. Accounting rules require that our derivative instruments be adjusted to their fair values at each reporting date. Prior results may not be indicative of future results. As a result of the Second Waiver Agreement, we do not expect to generate non-operating income or expense relating to these derivative liabilities in the foreseeable future.

Other Income/Expense. Other income and other expense, net, decreased to $4,000 for the year ended December 31, 2012, compared to $0.2 million of income for the same period in 2011. The income in 2011 was due to reclassification of $0.2 million received from the preferred stockholders in April 2011 to miscellaneous income, as a result of the failure of the preclinical study of LJP1485 in May 2011.

Preferred Stock Dividend. We paid dividends in-kind of $0.4 million and $0.1 million in November 2012 and 2011, respectively, and $0.4 million in May 2012, on the outstanding Series C-12 Stock issued in the May 2010 Financing. As of December 31, 2012 and 2011, we accrued dividends payable in-kind on the outstanding Series C-12 Stock of $0.1 million.

Net Operating Loss and Research Tax Credit Carryforwards. At December 31, 2012, we had federal and California income tax net operating loss carryforwards of approximately $354.0 million and $292.6 million, respectively. In addition, we had federal and California research and development tax credit carryforwards of $21.2 million and $11.2 million, respectively. These income tax net operating loss carryforwards and research and development tax credit carryforwards are subject to annual limitations under Section 382/383 of the Internal Revenue Code of 1986, as amended (the “IRC”). In February 2009 and May 2010, we experienced changes in ownership at times when our enterprise value was minimal. As a result of these ownership changes and the low enterprise value, our federal and California net operating loss carryforwards and federal research and development credit carryforwards as of December 31, 2012 will be subject to annual limitations under IRC Section 382/383 and, more likely than not, will expire unused.

Liquidity and Capital Resources

From inception through December 31, 2012, we have incurred a cumulative net loss of approximately $447.4 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through December 31, 2012, we have raised approximately $418.0 million in net proceeds from sales of equity securities.

At December 31, 2012, we had $3.4 million in cash, as compared to $5.0 million of cash at December 31, 2011. At December 31, 2012 we had positive working capital of $3.2 million, compared to negative working capital of $10.4 million at December 31, 2011. Our working capital has largely been driven by our derivative liability obligations, which have been eliminated entirely as of December 31, 2012. The decrease in cash resulted from the use of our financial resources to fund our general corporate operations.

In March 2011, we received funding of approximately $0.2 million from certain of our preferred investors to help defray the costs of a confirmatory preclinical study of LJP1485. In addition, we preserved cash through a temporary reduction in the salaries of our former officers.

In February 2013, we signed a lease agreement for office space. From June 2011 until March 2013, we had a short-term lease for temporary office space. No notes payable, purchase commitments, capital leases or other material operating leases existed as of December 31, 2012.

Effective December 31, 2012, our preferred stockholders exercised a portion of their Series C-22 Warrants, which resulted in the Company receiving $500,000 in net proceeds.

We believe that our current cash resources are sufficient to fund planned operations for at least the next 12 months.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2012. Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

(b) Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 28, 2013, we entered into a Consent, Waiver and Amendment Agreement (the “Agreement”) with certain holders of our preferred stock, as set forth in the Agreement (the “Holders”).

Pursuant to the Agreement, the Holders irrevocably waived their right to the redemption features of the Series C-12 Convertible Preferred Stock and the Series C-22 Convertible Preferred Stock (the “Series C-22 Stock”) such that Article IV(d)(6) of our Articles of Incorporation (the “Articles”) no longer has any force or effect. In light of the waiver of the redemption features, the Holders also irrevocably waived the provisions set forth under Article IV(d)(9)(E) of the Articles. The Holders also irrevocably waived the anti-dilution protections set forth in Article IV(d)(9)(F) of the Articles. By virtue of such consent and waiver, the provisions of Article IV(d)(9)(F) of the Articles no longer have any force or effect.

Pursuant to the Agreement, the Holders also agreed to amend the warrants to purchase the Series C-22 Stock (the “Series C-22 Warrants”) to relinquish the warrants to purchase Series D-22 Convertible Preferred Stock that are issuable upon exercise of the Series C-22 Warrants.

Finally, the Holders agreed to partially exercise the Series C-22 Warrants, which resulted in $500,000 net proceeds to us.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, a copy of which is attached as an exhibit to this report and is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers, Key Employees and Corporate Governance.

Our directors, executive officers and key employees and their ages as of March 22, 2013 are set forth below.

Name	Age	Position
George Tidmarsh, M.D., Ph.D.	53	President, Chief Executive Officer, Secretary and Director
Saiid Zarrabian	60	Director
James Rolke	44	Senior Director of Research and Development
Stacey Ruiz, Ph.D.	34	Director of Research and Development
Chester Zygmont, III	33	Director of Finance

The biographies of our directors and executive officers appear below.

George F. Tidmarsh, M.D., Ph.D., has been our President, Chief Executive Officer, Secretary and a Director since January 2012. Prior to joining the Company, Dr. Tidmarsh was the Chief Executive Officer of Solana Therapeutics, Inc. since August 2011. Dr. Tidmarsh served as Senior Vice President and Chief Scientific Officer of Spectrum Pharmaceuticals, Inc. from July 2010 to July 2011. He has been an Associate Professor of Neonatology at Stanford University School of Medicine since October 2010, founded and was the Chief Executive Officer of Metronome Therapeutics, Inc. from March 2006 to July 2010 and founded and was the Chief Executive Officer of Horizon Pharma, Inc. from September 2005 to July 2008. Dr. Tidmarsh currently serves on the board of directors of Citizens Oncology Foundation, a non-profit organization. Dr. Tidmarsh received his M.D. and Ph.D. from Stanford University, where he also completed fellowship training in Pediatric Oncology and remains a Consulting Professor of Pediatrics and Neonatology. The Board has concluded that Dr. Tidmarsh should serve on our Board based on his positions as President and Chief Executive Officer of our company, as well as his substantial experience in the pharmaceutical industry.

Saiid Zarrabian has over 35 years of operational experience in the biotechnology, pharmaceutical, informatics, software & instrumentation/hardware industries. Mr. Zarrabian currently serves as President of the Protein Production Division and Senior Vice President of Intrexon, Inc. Previously, Mr. Zarrabian served as President and Chief Executive Officer of Cyntellect, Inc. Prior to Cyntellect, Mr. Zarrabian served as President and Chief Operating Officer of Senomyx, Inc., a public biotechnology company focused on the discovery and commercialization of new flavor ingredients, as Chief Operating Officer of publicly held Pharmacopeia, Inc., a leading provider of combinatorial chemistry discovery services and compounds, and President and Chief Operating of Molecular Simulations Inc., a provider of discovery and development software tools for the pharmaceutical and chemical industries. Mr. Zarrabian has performed executive consulting services for a variety of companies including BioBlocks, Inc., eMolecules, Inc., Invitrogen Corporation, and SciTegic, Inc., where he served as executive consultant and acting Chief Operating Officer until the company was acquired by Accelrys, Inc. Mr. Zarrabian currently serves on the board of Exemplar Pharma LLC. The Board has determined that Mr. Zarrabian should serve on our Board in light of his substantial experience in the pharmaceutical industry.

James Rolke has been our Senior Director of Research and Development since Feburary 2012. Mr. Rolke has twenty years of experience in the biotechnology industry and particular expertise in the development of polymer- and polysaccharide-based drugs and products. Prior to joining La Jolla, Mr. Rolke held several key positions, including Chief Technology Officer at Pluromed Inc. (acquired by Sanofi), Director of Operations at Prospect Therapeutics, Inc., Associate Director of Pharmaceutical Development at Mersana Therapeutics, Inc., Manager of Process Development at GlycoGenesys, Inc., Principal Scientist at Surgical Sealants, Inc., Scientist at GelTex, Inc., and Associate Scientist at Alpha-Beta Technology, Inc. Mr. Rolke received his Bachelor’s degree in chemistry from Keene State College.

Stacey Ruiz, Ph.D. has been our Director of Research and Development since January 2013. Dr. Ruiz comes to the Company after five years at Reata Pharmaceuticals, most recently working on bardoxolone methyl for the treatment of chronic kidney disease. Dr. Ruiz brings a breadth of experience in product development and translational research, having led pharmacology and toxicology preclinical programs for therapeutics targeting diseases such as chronic kidney disease, cancer, idiopathic pulmonary fibrosis, and multiple sclerosis. Dr. Ruiz has also contributed to both early and late-stage clinical development and has leveraged her scientific background to assist both medical affairs and commercial initiatives. Dr. Ruiz completed her post-doctoral fellowship in Medical Oncology at Harvard Medical School/Dana-Farber Cancer Institute. She received her Ph.D. in Cancer Biology from UT/MD Anderson Cancer Center and B.S. from the University of Notre Dame.

Chester S. Zygmont, III has been our Director of Finance since January 2013. Prior to becoming Director of Finance, Mr. Zygmont was a consultant for the Company in the same role since June 2012. Mr. Zygmont brings 10 years of experience in finance with a wide range of industry applications to the Company. Previously, Mr. Zygmont served as Managing Director at Z3 Capital, LLC. Z3 Capital, LLC is a privately held investment firm focused on investment acquisition and venture funding of startup real estate, medical device and biotechnology companies. Mr. Zygmont also served as vice president at Symmetry Advisors, a private equity leveraged buyout firm. While at Symmetry, he managed finance for the public sector fund, was a key team member on a $600 million buyout of a portfolio company, and subsequently led the restructuring of its manufacturing division. Mr. Zygmont earned his M.S. in Finance from Baruch College Zicklin School of Business and his B.A. from Eastern University.

Director Independence

Our Board has previously determined that Mr. Zarrabian is “independent” within the meaning of Nasdaq Marketplace Rules 5605(b) and 5605(a)(2) as adopted by the Nasdaq Stock Market, Inc. Dr. Tidmarsh was not deemed to be “independent” because he is our President and Chief Executive Officer.

Board Leadership

Because our Board is currently comprised of only two directors, we do not currently have a Chairman of the Board. Mr. Zarrabian, however, is an independent director, and his involvement as a director assists in allowing Dr. Tidmarsh to focus on our day-to-day business, as Mr. Zarrabian is able to provide advice to, and independent oversight of, management. Our Board believes its administration of its risk oversight function has not affected its leadership structure. Our Board believes that having two directors, including an independent outside director who serves alongside Dr. Tidmarsh, is the appropriate leadership structure for us at this time, given the Company’s stage of development and focus on development of its product candidates. As the Company furthers the development of its clinical assets, it expects that it will increase the size of the Board as needed.

Board of Directors’ Role in Risk Management

The Board has overall responsibility for the oversight of the Company’s risk management process, which is designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance stockholder value. Risk management includes not only understanding company specific risks and the steps management implements to manage those risks, but also what level of risk is acceptable and appropriate for the Company. Management is responsible for establishing our business strategy, identifying and assessing the related risks and implementing appropriate risk management practices. The Board periodically reviews our business strategy and management’s assessment of the related risk, and discusses with management the appropriate level of risk for the Company.

Committees of the Board of Directors

Due to the number of directors currently authorized to serve on our Board, and the inapplicability of the Nasdaq listing standards due to our quotation on the OTC Market, the Board has determined that, at this time, there is not a need for a standing audit committee, compensation committee or corporate governance and nominating committee. Our Board currently assumes the responsibilities of the respective committee roles.

In assuming the responsibilities of the audit committee, the Board oversees our accounting and financial reporting processes and the audits of our financial statements. In addition, the Board: oversees our compliance with legal and regulatory requirements; monitors the integrity of our financial process and systems of internal controls regarding finance, accounting and legal compliance; selects our independent auditor; and monitors the independence and performance of our independent auditor.

In assuming the responsibilities of the compensation committee, the Board: reviews and administers all compensation arrangements for executive officers; establishes and reviews general policies relating to the compensation and benefits of our officers and employees; administers our incentive compensation plans, including our equity-based incentive plans; and reviews our compensation disclosures.

In assuming the responsibilities of the corporate governance and nominating committee, the Board: identifies qualified individuals to become Board members; determines the composition of the Board; monitors and assesses the effectiveness of the Board (including monitoring the independence of current directors and nominees); and reviews director candidates recommended by our stockholders.

Corporate Governance Guidelines

We have adopted a set of Corporate Governance Guidelines that describe a number of our corporate governance practices. The Corporate Governance Guidelines are available for viewing on our website at www.ljpc.com, then “Investor Relations.”

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

Communications with the Board of Directors

Our stockholders may communicate with our Board or a particular director by sending a letter addressed to the Board or a particular director to: c/o Corporate Secretary, La Jolla Pharmaceutical Company, 4660 La Jolla Village Drive, Suite 1070, San Diego, California 92122. All communications will be compiled by our Corporate Secretary and forwarded to the Board or the director accordingly.

Director Nominations

Our Board, in performing the functions of the corporate governance and nominating committee, regularly assesses the appropriate size of the Board and whether any vacancies on the Board are expected due to retirement or otherwise. In the event that vacancies are anticipated or otherwise arise, the Board utilizes a variety of methods for identifying and evaluating director candidates. Candidates may come to the attention of the Board through current directors, professional search firms, stockholders or other persons. Once the Board has identified a prospective nominee, the Board will evaluate the prospective nominee in the context of the then current constitution of the Board and will consider a variety of other factors, including the prospective nominee’s business, technology, finance and financial reporting experience, and attributes that would be expected to contribute to an effective Board. The Board seeks to identify nominees who possess a wide range of experience, skills, and areas of expertise, knowledge and business judgment. Our Board thus considers a broad range of factors relating to the qualifications and background of nominees, which may include diversity, which is not only limited to race, gender or national origin, but also includes diversity of experience and skills. We have no formal policy regarding board diversity. Our Board’s priority in selecting board members is identification of persons who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, and professional and personal experiences and expertise relevant to our growth strategy. Successful nominees must have a history of superior performance or accomplishments in their professional undertakings and should have the highest personal and professional ethics and values. The Board does not evaluate stockholder nominees differently than any other nominee.

Pursuant to procedures set forth in our Bylaws, our Board will consider stockholder nominations for directors if we receive timely written notice, in proper form, of the intent to make a nomination at a meeting of stockholders. To be timely, the notice must be received within the time frame discussed in our Bylaws. To be in proper form, the notice must, among other matters, include each nominee’s written consent to serve as a director if elected, a description of all arrangements or understandings between the nominating stockholder and each nominee and information about the nominating stockholder and each nominee. A copy of our Bylaws will be provided upon written request to our Corporate Secretary.

Director Attendance at Annual Meetings

Our Board has adopted a policy that encourages our directors to attend our annual stockholder meeting. We held our annual stockholder meeting for the calendar year ended December 31, 2012 on May 22, 2012.

Report of the Audit Committee

The Board currently acts as our standing audit committee and oversees our financial reporting process. Management has the primary responsibility for the financial statements and the reporting process, including our system of internal control over financial reporting. In fulfilling its oversight responsibilities, the Board reviewed and discussed the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 with management, including a discussion of the quality, not merely the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

The Board reviewed with the independent auditor, which is responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, its judgments as to the quality, not merely the acceptability, of our accounting principles and such other matters as are required to be discussed under auditing standards generally accepted in the United States. In addition, the Board has discussed with the independent auditor the auditor’s independence, including Statement on Auditing Standards No. 61, as amended (Communication with Audit Committees), from us and our management, including the matters in the written disclosures received by us required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). The Board has also considered the compatibility of the independent auditor’s provision of non-audit services to us with the auditor’s independence.

The Board discussed with our independent auditor the overall scope and plan for its audit. The Board met with the independent auditor, with and without management present, to discuss the results of its examinations, its evaluations of our internal controls and the overall quality of our financial reporting.

Based upon the reviews and discussions referred to above, the Board recommended that our audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2012 for filing with the SEC. This report is provided by the following directors, who comprise all of our directors and who perform the functions of the audit committee:

George F. Tidmarsh

Saiid Zarrabian

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors and officers and persons who own more than 10% of our equity securities are required to report their initial ownership of our equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and we are required to disclose any late filings during the fiscal year ended December 31, 2012. To our knowledge, based solely upon our review of the copies of such reports required to be furnished to us during the fiscal year ended December 31, 2012, all of these reports were timely filed except for a Form 3 filed by Dr. Tidmarsh on January 31, 2012.

Item 11. Executive Compensation.

Equity Compensation. Under each of the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2010 Equity Incentive Plan (the “2010 Plan”), the Board may grant stock options, restricted stock, stock appreciation rights and performance awards. In granting these awards, the Board may establish any conditions or restrictions it deems appropriate. The grant of options is unrelated to any anticipated major announcements made by the Company and is thus not influenced by any material, non-public information that may exist at the time of grant. Additionally, the Board may periodically authorize the issuance of equity awards outside of existing stockholder-approved equity plans, as described below under the caption “Employment Agreements.”

In April 2012, Dr. Tidmarsh was granted a stock option for 506,300,087 shares of our common stock at an exercise price of $0.06 per share, which was the closing price of our common stock on April 10, 2012. The option vests with respect to 25% of the underlying shares on the first anniversary of Dr. Tidmarsh’s employment start date, with the remainder vesting monthly, in equal installments, over the three years thereafter. In addition, he was granted a restricted stock award of 1,180,442 shares. The option and the restricted stock awards were granted outside of the Company’s existing stockholder-approved equity compensation plans, but are subject in all material respects to the terms and conditions of the 2010 Plan, as if granted under that plan.

Benefits.

We have not historically provided special benefits or perquisites to our executives and did not do so in 2012.

Employment Agreements.

George F. Tidmarsh, M.D., Ph.D. On January 19, 2012, we entered into an employment agreement (the “Employment Agreement”) with Dr. Tidmarsh. Dr. Tidmarsh’s annual base salary was $240,000 for the first year of his employment and increased to $420,000 on the one-year anniversary of his employment start date. On April 10, 2012, Dr. Tidmarsh received an option to purchase up to 506,300,087 shares of common stock (the “First Option”) and was granted 1,180,442 shares of restricted stock, which awards taken together, equaled 7.5% of the number of shares of common stock then issued and outstanding, determined on a fully diluted and as-converted basis. The First Option and the restricted stock awards were granted outside of the Company’s existing stockholder-approved equity compensation plans, but are subject in all material respects to the terms and conditions of the 2010 Plan, as if granted under that plan. Subject to applicable terms and conditions, the First Option vests with respect to 25% of the underlying shares on the first anniversary of Dr. Tidmarsh’s employment start date, with the remainder vesting monthly, in equal installments, over the three years thereafter. The First Option is exercisable at an exercise price of $0.06 per share, which is equal to the fair market value of a share of common stock on the date of the grant of the First Option. Dr. Tidmarsh will also be eligible to receive an additional option to purchase a number of shares of common stock, if any, equal to the difference between 7.5% of our fully diluted, as-converted shares on the second anniversary of Dr. Tidmarsh’s employment start date, less the number of shares subject to the First Option (the “Second Option”). The Second Option will be subject to the same terms and conditions as the First Option, provided that 50% of the underlying shares of the Second Option will be fully vested on the date of the grant, with the remainder vesting monthly, in equal monthly installments, over the two years thereafter. The Second Option will be exercisable at a price equal to the fair market value of a share of common stock on the date of the grant of the Second Option.

Separation Agreements.

On January 19, 2012, Deirdre Y. Gillespie, M.D. resigned as our President and Chief Executive Officer, and Gail A. Sloan, C.P.A., resigned as our Chief Financial Officer. We entered into a separation agreement (collectively, the “Separation Agreements”) with each of Dr. Gillespie and Ms. Sloan, pursuant to which we agreed to make separation payments to Dr. Gillespie of $77,778 and to Ms. Sloan of $62,222. Under the Separation Agreements, Dr. Gillespie and Ms. Sloan agreed to waive their respective rights to all stock options awarded under their respective employment agreements that were in place at the time of resignation and agreed to relinquish all vested and unvested stock options. The Separation Agreements superseded the severance provisions in paragraphs 3.6(a), (b) and (c) in the employment agreements of Dr. Gillespie and Ms. Sloan.

Summary Compensation Table

Name and Principal Position	Year	Salary	Option Awards (1)	Other Comp	Total
Current Officer*
George F. Tidmarsh, M.D., Ph.D.	2012	$226,462	$30,347,572	—	$30,574,034
President, Chief Executive Officer and Secretary	2011	$—	$—		$—
Former Officer**
Deirdre Y. Gillespie, M.D.	2012	$15,600	$—	77,778	$93,378
President, Chief Executive Officer and Assistant Secretary	2011	$356,300	$—		$356,300

*	Dr. Tidmarsh was appointed President and Chief Executive Officer of the Company on January 19, 2012 and thus did not receive compensation for the fiscal year ended December 31, 2011.
**	This former officer resigned, effective January 19, 2012, in connection with the closing of the Company’s acquisition of assets from Solana Therapeutics, Inc.
(1)	This column reflects the aggregate grant date fair value of equity awards granted in 2012 or 2011 and calculated in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. Assumptions used in the calculations for these amounts are set forth in the notes to our financial statements included in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Outstanding Equity Awards at 2012 Fiscal Year End

We effected two 1-for-100 reverse stock splits on April 14, 2011 and February 17, 2012. The information set forth in the table below is listed on a post-split basis.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date (1)	Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Current Officer
George F. Tidmarsh, M.D., Ph.D.	—	506,300,087	(2)	0.06	4/10/2022	—	—
	—	—		—	—	1,180,442	70,827
Former Officer*
Deirdre Y. Gillespie, M.D.	—	—		—	—	—	—

*	This former officer resigned effective January 19, 2012 and relinquished all vested and unvested options upon such resignation.
(1)	All stock options expire ten years from the date of grant.
(2)	The stock option vested and became exercisable with respect to 25% of the underlying shares on the one-year anniversary of his employment date and then vests and becomes exercisable ratably on a monthly basis over the three years thereafter.

Option Exercises and Stock Vested in Fiscal Year 2012

No named executive officers exercised any options or had any options or restricted stock vest in fiscal year 2012.

Director Compensation Table — 2012

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awarded (1)	Total
Saiid Zarrabian	$35,000	$692,480	$1,130,668	$1,858,148
Robert A. Fildes*	$2,292	$—	$—	$2,292
Bertrand C. Liang, M.D., Ph.D.*	$1,250	$—	$—	$1,250

*	Mr. Fildes resigned as director effective January 19, 2012, and Dr. Liang resigned as director effective January 17, 2012.
(1)	This column reflects the aggregate grant date fair value of equity awards granted in 2012 and calculated in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. Assumptions used in the calculations for these amounts are set forth in the notes to our financial statements included in this report.

Director Compensation

Retainers and Fees. Directors who are also our employees receive no extra compensation for their service on the Board. In 2012, our non-employee director received an annual fee of $35,000, which is paid quarterly.

Option Grants under the 2010 Plan. Each of our non-employee directors is eligible to automatically receive, upon becoming a non-employee director, a one-time grant of a non-qualified stock option under the 2010 Plan in an amount to be determined by the Board at an exercise price equal to the fair market value of a share of the common stock on the date of grant. These non-employee director options have a term of 10 years and vest with respect to 25% of the underlying shares on the grant date and with respect to an additional 25% of the underlying shares on the date of each of the first three anniversaries of such grant, but only if the director remains a non-employee director for the entire period from the date of grant to such date. No such awards were made in fiscal 2012. Upon re-election to our Board or upon continuing as a director after an annual meeting without being re-elected due to the classification of the Board, each non-employee director automatically receives a grant of an additional non-qualified stock option in an amount to be determined by the Board. These additional non-employee director options have a term of 10 years and vest and become exercisable upon the earlier to occur of the first anniversary of the grant date or immediately prior to the annual meeting of stockholders next following the grant date; provided that the director remains a director for the entire period from the grant date to such earlier date. The exercise price for these additional non-employee director options is the fair market value of our common stock on the date of their grant. All outstanding non-employee director options vest in full immediately prior to any change in control. No annual grants were made in 2012. Each non-employee director is also eligible to receive additional options under the 2010 Plan in the discretion of the Board. These options vest and become exercisable pursuant to the 2010 Plan and the terms of the option grant.

In connection with his appointment to the Board in January 2012, the Company issued Mr. Zarrabian: (i) a non-qualified option to purchase up to 18,907,498 shares of common stock, which option is exercisable at an exercise price of $0.06 per share and vested with respect to one-quarter of the underlying shares on each of April 20, 2012, July 20, 2012, October 20, 2012 and January 20, 2013; and (ii) full-value stock awards, comprised of 1,180,442 shares of restricted stock and 10,360,892 restricted stock units, representing the right to receive a total of up to 11,541,334 shares of common stock. The restricted stock units vested with respect to one-quarter of the underlying shares on each of April 20, 2012, July 20, 2012, October 20, 2012 and January 20, 2013.

Related Party Transactions

No director or executive officer, nor any beneficial holder of more than five percent of our outstanding capital stock, nor any immediate family member of the foregoing, had any material interest, direct or indirect, in any reportable transaction with us during the 2012 fiscal year, or any reportable business relationship with us during such time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 with respect to shares of our common stock that may be issued under our equity compensation plans. We effected a 1-for-100 reverse stock split on each of April 14, 2011 and February 17, 2012. The information set forth in the table below is listed on a post-split basis.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	96	(1)	$34, 288.37	1,357,259	(2)
Equity compensation plans not approved by security holders	592,230,471		$0.06	—

(1)	Outstanding options to purchase shares of our common stock under the La Jolla Pharmaceutical Company 1994 Stock Incentive Plan, the 2004 Plan and the 2010 Plan.
(2)	Includes 537 shares subject to the 2004 Plan and 1,356,722 shares subject to the 2010 Plan (each stated as of December 31, 2012)
(3)	Outstanding options to purchase shares of our common stock granted to our Chief Executive Officer, a board member and an employee outside of our stockholder-approved equity compensation plans. These stock option grants did not require stockholder approval and are treated in all respects as if granted under the 2010 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 22, 2013, based on information available to us and filings with the SEC by:

•	Each of our directors

•	Each of our “named executive officers” as defined by SEC rules;

•	All of our current directors and executive officers as a group; and

•	Each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, shares of common stock issuable under stock options that are exercisable within 60 days of March 22, 2013 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over his, her or its shares of common stock, except for those jointly owned with that person’s spouse. Percentage of beneficial ownership of common stock is based on 18,881,242 shares of common stock outstanding as of March 22, 2013. Unless otherwise noted below, the address of each person listed on the table is c/o La Jolla Pharmaceutical Company, 4660 La Jolla Village Drive, Suite 1070, San Diego, California 92122. We effected a 1-for-100 reverse stock split on each of April 14, 2011 and February 17, 2012. The information set forth in the table below is listed on a post-split basis.

Name and Address	Shares of Common Stock Owned	Shares with Right to Acquire within 60 days	Total Beneficial Ownership	Percentage of Common Stock
RTW Investments, LLC (1)	—	2,097,682	2,097,682	9.999%
Tang Capital Partners, LP (2)	—	2,097,682	2,097,682	9.999%
Boxer Capital, LLC (3)	119,724	1,964,657	2,084,381	9.999%
Deirdre Y. Gillespie, M.D. (4)	—	—	—	—
George F. Tidmarsh, M.D., Ph.D.	1,180,442	168,766,696	169,947,138	90.567%
Saiid Zarrabian	1,180,442	18,907,498	20,087,940	53.159%
All current executive officers and directors as a group (2 persons) (5)	2,360,884	187,674,194	190,035,078	92.002%

*	Less than one percent.
(1)	Based upon a Schedule 13G/A filed with the SEC on February 14, 2013, with an update for outstanding shares as of March 22, 2013. The Schedule 13G/A was jointly filed by RTW Investments, LLC, RTW Master Fund, Ltd. and Roderick Wong. The address of RTW Investments, LLC is 1350 Avenue of the Americas, 28th Floor, New York, New York 10019. Roderick Wong is the Managing Member of RTW Investments, LLC.

(2)	Based upon a Schedule 13G/A filed with the SEC on February 14, 2013, with an update for outstanding shares as of March 22, 2013. The Schedule 13G/A was jointly filed by Tang Capital Partners, LP, Tang Capital Management, LLC and Kevin C. Tang. Tang Capital Partners, LP shares voting and dispositive power over such shares with Tang Capital Management, LLC and Kevin C. Tang. Mr. Tang disclaims beneficial ownership of all shares reported herein except to the extent of his pecuniary interest therein. The address of Tang Capital Partners, LP is 4747 Executive Drive, Suite 510, San Diego, California 92121.

(3)	Based upon a Schedule 13G/A filed with the SEC on February 13, 2013, with and update for outstanding shares as of March 22, 2013. The Schedule 13G/A was jointly filed by Boxer Capital, LLC (“Boxer Capital”), Boxer Asset Management Inc. (“Boxer Management”), Joseph Lewis, and MVA Investors, LLC (“MVA”) (together with Boxer Capital and Boxer Management, and Joseph Lewis, the “Reporting Persons”), using 13,567,383 shares of common stock (pre-reverse stock split) outstanding as of November 2, 2012 to calculate beneficial ownership. Boxer Management is the managing member and majority owner of Boxer Capital. Joseph Lewis is the sole indirect owner and controls Boxer Management. MVA is the independent, personal investment vehicle of certain employees of Boxer Capital and Tavistock Life Sciences Company, which is a Delaware corporation and an affiliate of Boxer Capital. As such, MVA is not controlled by Boxer Capital, Boxer Management and Joseph Lewis. The principal business address of both Boxer Capital and MVA is: 440 Stevens Avenue, Suite 100, Solana Beach, CA 92075. The principal business address of both Boxer Management and Joseph Lewis is: c/o Cay House P.O. Box N-7776 E.P. Taylor Drive Lyford Cay, New Providence, Bahamas.
(4)	Former executive officer who resigned effective January 19, 2012.
(5)	The current executive officers and directors are comprised of Dr. Tidmarsh and Mr. Zarrabian.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There are no related transactions to report for the fiscal year ended December 31, 2012.

Item 14. Principal Accountant Fees and Services.

The following table presents the aggregate fees agreed to by the Company for the annual and statutory audit for the fiscal year ended December 31, 2011, and all other fees paid by us for services rendered by BDO USA, LLP during 2012 and 2011, as well as the aggregate fees agreed to by the Company for the annual and statutory audit for the fiscal year ended December 31, 2012 for services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP:

	2012	2011
Audit Fees — BDO USA LLP	$34,000	$90,781
Audit Fees — Squar, Milner, Peterson, Miranda & Williamson, LLP	41,000	—
Audit Related Fees — E&Y LLP	—	10,000
Audit Related Fees — BDO USA LLP	11,000	3,000
Tax Fees — BDO USA LLP	—	8,259
Tax Fees — Squar, Milner, Peterson, Miranda & Williamson, LLP	5,000	—
All Other Fees	—	—

Total	$91,000	$112,040

BDO USA, LLP was our independent registered public accounting firm through January 8, 2013, at which time Squar, Milner, Peterson, Miranda & Williamson, LLP was appointed as our new independent registered public accounting firm.

Audit Fees. The fees identified under this caption were for professional services rendered by BDO USA, LLP or Squar, Milner, Peterson, Miranda & Williamson, LLP for the audit of our annual financial statements. The fees identified under this caption also include fees for professional services rendered by BDO USA, LLP for the review of the financial statements included in our quarterly reports on Forms 10-Q. In addition, the amounts include fees for services that are normally provided by the auditor in connection with regulatory filings and engagements for the years identified. Audit fees in 2012 include an aggregate of $5,000 in fees paid in connection with our filing of a registration statement on Form S-8.

Audit Related Fees. Audit related fees in 2012 consist of an aggregate of $11,000 in fees paid to BDO in connection with their consent and the transition of the audit engagement to Squar, Milner. Audit related fees in 2011 consist of an aggregate of $10,000 in fees paid to E&Y in connection with their consent and the transition of the audit engagement to BDO. Additionally, $3,000 in audit related fees were paid to BDO in connection with their review of certain derivative valuation reports in 2011.

Tax Fees. Tax fees consist principally of assistance related to tax compliance and reporting.

All Other Fees. These fees consist primarily of accounting consultation fees related to potential collaborative agreements. There were no such fees in 2012 or 2011.

Pre-approval Policy. Our audit committee approves in advance all services provided by our independent registered public accounting firms. All engagements of our independent registered public accounting firm for 2012 and 2011 were pre-approved by the audit committee.

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

LA JOLLA PHARMACEUTICAL COMPANY

	By:	/s/ George Tidmarsh
April 1, 2013		George Tidmarsh, M.D., Ph.D.
President, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George Tidmarsh	Director, President, Chief Executive Officer and
George Tidmarsh, M.D., Ph.D.	Secretary (Principal Executive, Financial and Accounting Officer)	April 1, 2013

/s/ Saiid Zarrabian	Director	April 1, 2013
Saiid Zarrabian

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

La Jolla Pharmaceutical Company

We have audited the accompanying consolidated balance sheet La Jolla Pharmaceutical Company as of December 31, 2012 and the related consolidated statements of comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express an opinion thereon. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of La Jolla Pharmaceutical Company as of December 31, 2012 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

San Diego, California

April 1, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

La Jolla Pharmaceutical Company

San Diego, California

We have audited the accompanying consolidated balance sheet of La Jolla Pharmaceutical Company as of December 31, 2011 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of La Jolla Pharmaceutical Company at December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit of $439.6 million and a stockholders’ deficit of $15.6 million as of December 31, 2011 and has no current source of revenues. These factors, among others discussed in the Notes to the 2011 financial statements, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in the Notes to the 2011 financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

San Diego, California

March 30, 2012

La Jolla Pharmaceutical Company

Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$3,405	$5,040
Prepaids and other current assets	25	60

Total current assets	3,430	5,100

	$3,430	$5,100

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$92	$8
Accrued expenses	107	240
Accrued payroll and related expenses	17	7
Derivative liabilities	—	15,270

Total current liabilities	216	15,525
Series C-1[2] redeemable convertible preferred stock, $0.0001 par value; 11,000 shares authorized, 5,043 shares issued and outstanding at December 31, 2011, (redemption value and liquidation preference in the aggregate of $5,116 at December 31, 2011) (See Notes 1 and 4)	—	5,133
Commitments
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 12,000,000,000 shares authorized, 14,267,383 and 874,746 shares issued and outstanding at December 31, 2012 and 2011, respectively	1	—
Series C-1[2] convertible preferred stock, $0.0001 par value; 11,000 shares authorized, 5,792 shares issued and outstanding at December 31, 2012	5,792	—
Series C-2[2] convertible preferred stock, $0.0001 par value; 22,000 shares authorized, 500 and no shares issued and outstanding at December 31, 2012 and 2011, respectively	500	—
Series D-1[2] convertible preferred stock, $0.0001 par value; 5,134 shares authorized, 4,615 and no shares issued and outstanding at December 31, 2012 and 2011, respectively	4,615	—
Additional paid-in capital	439,672	424,071
Accumulated deficit	(447,366)	(439,629)

Total stockholders’ equity (deficit)	3,214	(15,558)

	$3,430	$5,100

See accompanying notes.

La Jolla Pharmaceutical Company

Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

	Years Ended December 31,
	2012	2011
Expenses:
Research and development	$1,353	$177
General and administrative	9,386	2,097

Total expenses	10,739	2,274

Loss from operations	(10,739)	(2,274)
Other income (expense):
Adjustments to fair value of derivative liabilities	2,998	(9,508)
Other income (expense), net	4	234

Net loss	(7,737)	(11,548)
Preferred stock dividends earned, net of forfeits	(780)	(119)

Comprehensive net loss attributable to common stockholders	$(8,517)	$(11,667)

Net loss per share basic and diluted	$(0.84)	$(31.59)

Shares used in computing basic and diluted net loss per share	10,196	369

See accompanying notes.

La Jolla Pharmaceutical Company

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2012 and 2011

(In thousands)

	Series C-1[2] Redeemable Convertible Preferred Stock		Series C-1[2] Convertible Preferred Stock		Series C-2[2] Convertible Preferred Stock		Series D-1[2] Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	6	$47	—	$—	—	$—	—	$—	9	$—	$428,563	$(428,081)	$482
Issuance of Series C-1[1] Preferred Stock dividends	—	58	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series C-1[1] Preferred Stock	(1)	(588)	—	—	—	—	—	—	865	—	904	—	904
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	254	—	254
Series C-1[1] Preferred Stock dividends	—	90	—	—	—	—	—	—	—	—	(197)	—	(197)
Forfeit of Series C-1[1] Preferred Stock dividend	—	(5)	—	—	—	—	—	—	—	—	78	—	78
Adjustment to redemption value	—	5,531	—	—	—	—	—	—	—	—	(5,531)	—	(5,531)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,548)	(11,548)

Balance at December 31, 2011	5	5,133	—	—	—	—	—	—	874	—	424,071	(439,629)	(15,558)
Issuance of Series C-1[2] Preferred Stock dividends	1	780	—	—	—	—	—	—	—	—	(780)	—	(780)
Series C-1[2] Preferred Stock dividends	—	(90)	—	—	—	—	—	—	—	—	(56)	—	(56)
Conversion of Series C-1[2] Preferred Stock	—	(31)	—	—	—	—	—	—	6,358	1	30	—	31
Exercised Series C-2[2] warrants for Series C-2[2] Preferred Stock	—	—	—	—	1	500	—	—	—	—	—	—	500
Exercised Series D-1[2] warrants for Series D-1[2] Preferred Stock	—	—	—	—	—	—	5	4,631	—	—	(4,631)	—	—
Conversion of Series D-1[2] Preferred Stock	—	—	—	—	—	—	—	(16)	3,347	—	16	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	8,604	—	8,604
Issuance of restricted stock awards	—	—	—	—	—	—	—	—	3,688	—	—	—	—
Removal of redemption and certain conversion features	(6)	(5,792)	6	5,792	—	—	—	—	—	—	12,418	—	18,210
Net income	—	—	—	—	—	—	—	—	—	—	—	(7,737)	(7,737)

Balance at December 31, 2012	—	$—	6	$5,792	1	$500	5	$4,615	14,267	$1	$439,672	$(447,366)	$3,214

See accompanying notes.

La Jolla Pharmaceutical Company

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2012	2011
Operating activities
Net loss	$(7,737)	$(11,548)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	8,604	254
(Gain)/loss on adjustment to fair value of derivative liabilities	(2,998)	9,508
Changes in operating assets and liabilities:
Prepaids and other current assets	35	7
Accounts payable and accrued expenses	(49)	31
Accrued payroll and related expenses	10	(78)

Net cash used for operating activities	(2,135)	(1,826)
Financing Activities
Exercise of Series C-2[2] Warrants for Preferred Shares	500	—

Net cash provided by financing activities	500	—

Net decrease in cash and cash equivalents	(1,635)	(1,826)
Cash and cash equivalents at beginning of period	5,040	6,866

Cash and cash equivalents at end of period	$3,405	$5,040

Supplemental disclosure of cash flow information:
Issuance of Series D-1[2] Preferred Stock	$4,631	$—

Conversion of Series C-1[2] and D-1[2] Preferred Stock into common stock	$47	$904

Reclassification of preferred stock no longer redeemable	$5,792	$—

Reclassification of preferred stock currently redeemable	$—	$5,531

Reclassification of Derivative Liabilities value due to removal of redemption and certain conversion features	$12,418	$—

Dividends paid in Series C-1[2] Preferred Stock	$780	$58

Series C-1[2] Preferred Stock dividends forfeited	$—	$17

See accompanying notes

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business Activity

La Jolla Pharmaceutical Company (the “Company”) is a biopharmaceutical company focused on the discovery and development of novel therapeutics for the treatment of chronic organ failure and cancer. The Company was incorporated in 1989 as a Delaware corporation. On June 7, 2012, the Company reincorporated in the State of California.

Basis of Presentation

The Company has a history of recurring losses from operations and, as of December 31, 2012, the Company had no revenue sources, an accumulated deficit of $447,366,000 and available cash and cash equivalents of $3,405,000. Management believes that its current cash resources are sufficient to fund planned operations for at least the next 12 months.

Significant 2012 Events

On January 19, 2012, the Company entered into an Asset Purchase Agreement (the “Agreement”), dated as of January 19, 2012, with Solana Therapeutics, Inc., a Delaware corporation (“Solana”) (the “Strategic Transaction”). Pursuant to the Agreement, the Company agreed to acquire from Solana the global development and commercialization rights to an investigational new drug referred to as GCS-100 (“GCS-100”), which included patents and patent rights, regulatory registrations and study drug supplies (collectively, the “Purchased Assets”). The acquisition of the Purchased Assets was completed on January 19, 2012 (the “Closing”). In consideration for the Purchased Assets, the Company agreed to pay a nominal amount at the Closing and agreed to use commercially reasonable efforts to complete a Phase 2a clinical study of GCS-100. GCS-100 is a first-in-class inhibitor of galectin-3, a novel molecular target implicated in chronic organ failure and cancer.

On January 19, 2012, the Company entered into a Consent and Amendment Agreement (the “Third Amendment Agreement”) with certain of its Series C-11 Convertible preferred stockholders to amend the terms of the Securities Purchase Agreement, dated as of May 24, 2010 (“Securities Purchase Agreement”), and the forms of Cash Warrants and Cashless Warrants (as defined in the Securities Purchase Agreement), as well as to adopt the Certificate of Designations, Preferences and Rights of Series C-12 Convertible Preferred Stock (the “Series C-12 Stock”), Series C-22 Convertible Preferred Stock (the “Series C-22 Stock”), Series D-12 Convertible Preferred Stock (the “Series D-12 Stock”) and Series D-22 Convertible Preferred Stock (the “Series D-22 Stock”) (the “Series C/D Certificate”). Under the Third Amendment Agreement, the Termination Date (as defined in the Cash Warrants and Cashless Warrants) was amended to extend the Termination Date to the date that is three years following the Closing of the asset purchase.

As part of the Third Amendment Agreement, the Company designated four new series of preferred stock on January 19, 2012: its Series C-12 Stock, Series C-22 Stock, Series D-12 Stock, and Series D-22 Stock (collectively, the “2012 New Preferred Stock”). It exchanged on a one-for-one exchange ratio each share of its existing Series C-11 Convertible Preferred Stock that was outstanding for a new share of Series C-12 Stock. Each holder of 2012 New Preferred Stock may convert its 2012 New Preferred Stock shares into the Company’s common stock, par value $0.0001 per share (“Common Stock”), subject to a weekly conversion cap equal to the product of the face amount of the outstanding Series C-12 Stock held by the stockholder on the Closing multiplied by the Conversion Cap (as defined in the Series C/D Certificate) for such week. Depending on the Volume-Weighted Closing Price, or VWCP, for the last 3 Trading Days during the previous calendar week, the Conversion Cap can range from 0% to 3.76%. Each holder of the 2012 New Preferred Stock may only convert such preferred shares into Common Stock to the extent that after such conversion such holder owns less than 9.999% of the Company’s issued and outstanding Common Stock.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

The Company’s Board of Directors, approved a reverse stock split effective on February 17, 2012, with such reverse stock split having an exchange ratio of 1-for-100 (the “2012 Reverse Stock Split”). No fractional shares were issued and, instead, stockholders received the cash value of any fractional shares that would have been issued. Share amounts in the consolidated financial statements are shown post-split and therefore have been retroactively adjusted to reflect the 2012 Reverse Stock Split.

On December 12, 2012, the Company entered into a Consent and Waiver Agreement (the “Waiver Agreement”), with its preferred stockholders. Pursuant to the Waiver Agreement, the preferred stockholders waived their 12-month redemption right and the requirement for the Company to keep net cash of $2.9 million.

Effective December 31, 2012, the Company entered into a Consent, Waiver and Amendment Agreement (the “Second Waiver Agreement”) with its preferred stockholders. Pursuant to the Second Waiver Agreement, the preferred stockholders waived their redemption rights for the Series C-12 Stock and Series C-22 Stock, removed the “full-ratchet” anti-dilution from the Series C-12 Stock, Series C-22 Stock and Series D-12 Stock and relinquished their right to receive warrants to purchase Series D-22 Stock (the “Series D-22 Warrants”) upon the exercise of the warrants to purchase Series C-22 Stock (the “Series C-22 Warrants”). The Company’s preferred stockholders also exercised a portion of their Series C-22 Warrants, which resulted in the Company receiving $500,000 in net proceeds and the preferred stockholders receiving 500 shares of Series C-22 Stock.

Significant 2011 Events

In March 2011, the Company and its formerly wholly-owned subsidiary, Jewel Merger Sub, Inc. acquired the rights to compounds known as Regenerative Immunophilin Ligands (“RILs” or “Compounds”) from privately held GliaMed, Inc. (“GliaMed”). The Compounds were acquired pursuant to an Asset Purchase Agreement (the “Asset Agreement”) for a nominal amount, and if certain development and regulatory milestones were met, the Company would have paid GliaMed additional consideration consisting of up to 8,205 shares of newly designated Series E Convertible Preferred Stock (the “Series E Preferred”), which would have been convertible into approximately 20% of the Company’s fully diluted outstanding common stock on an as-converted basis. GliaMed would have also been eligible for a potential cash payment from the Company if a Compound was approved by the Food and Drug Administration, or FDA, or European Medicines Agency, or EMA, in two or more clinical indications (see Note 3).

Also in March 2011, the Company entered into a Consent and Amendment Agreement (the “Consent Agreement”), dated as of March 29, 2011, with certain holders of convertible redeemable Series C-1 Stock, in order to amend certain terms of the Securities Purchase Agreement (see Note 4). The purpose of the Consent Agreement was to revise certain terms of the Company’s outstanding preferred securities in connection with the Company’s acquisition of the Compounds. Additionally, as part of the Consent Agreement, the Company designated five new series of preferred stock: its Series C-11 Convertible Preferred Stock (the “Series C-11 Preferred”), Series C-21 Convertible Preferred Stock (the “Series C-21 Preferred”), Series D-11 Convertible Preferred Stock (the “Series D-11 Preferred”), Series D-21 Convertible Preferred Stock (the “Series D-21 Preferred” and collectively with the Series C-11 Preferred, the Series C-21 Preferred and the Series D-11 Preferred, the “New Preferred Stock”) and Series E Preferred. The Company exchanged on a one-for-one basis each share of its existing Series C-1 Preferred that was outstanding for a new share of Series C-11 Preferred (see Note 4). Unless otherwise indicated, references herein to Series C-11 Preferred reflect the one-for-one exchange.

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

In June 2011 and August 2011, the Company and the Purchasers entered into two amendment agreements, which, among other things, prolonged the temporary suspension of dividends on the Series C-11 Preferred and Series C-21 Preferred and provided additional working capital to the Company.

Pursuant to the Consent Agreement, the Company’s existing holders of Series C-11 Preferred were not required to exercise their Cash Warrants due to the failure of the LJP1485 study. The preferred stockholders elected to not exercise the Cash Warrants, which then provided GliaMed with the right to reacquire the Compounds through the purchase of the outstanding capital stock of Jewel Merger Sub, Inc. (which held title to the Compounds) for the same nominal consideration that GliaMed received at the closing of the Company’s acquisition of the Compounds.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

The cost for this preclinical study, including the Company’s operating costs, of approximately $712,000 was funded through cash on hand, which was made available for this expense due to the forfeiture of dividends on the Company’s outstanding Series C-11 Preferred and Series C-21 Preferred (together, the “Series C1 Preferred”) for the period from November 26, 2010 to May 31, 2011 (the “Forfeited Dividend”), the receipt of cash from certain current investors pursuant to the Consent Agreement, and a temporary reduction in the salaries of the Company’s then current officers. The stockholders no longer have any rights to receive stock for their Forfeited Dividend or any consideration for the cash payment made pursuant to the Consent Agreement.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of La Jolla Pharmaceutical Company and its wholly-owned subsidiaries, SL JPC Sub, Inc., which was incorporated in Delaware in December 2011, and Jewel Merger Sub, Inc., which was incorporated in Delaware in December 2009. In March 2011, the Company and Jewel Merger Sub, Inc. acquired assets related to certain Compounds from GliaMed. In June 2011, GliaMed repurchased the Compounds by acquiring all of the outstanding capital stock of Jewel Merger Sub for the same nominal amount that it received from the Company for the Compounds.

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

Property and Equipment

Property and equipment is stated at cost and has been depreciated using the straight-line method over the estimated useful lives of the assets (primarily five years). As of December 31, 2012 and 2011, property and equipment was comprised of $2,186,000 of fully depreciated computer equipment and software. There was no depreciation expense for the years ended December 31, 2012 and 2011.

Patents

The Company received notice of patents being issued for GCS-100 in May of 2012 and in January of 2013. During January 2012, the Company acquired certain patents and patent rights for GCS-100 as part of the Purchased Assets from Solana. The Company will file patent applications in the United States and in foreign countries for the protection of these and other proprietary technologies and drug candidates as deemed appropriate.

Share-Based Compensation

The Company records compensation expense associated with stock options and other share-based awards in accordance with the authoritative guidance for stock-based compensation. The cost of employee services received in exchange for an award of an equity instrument is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense on a straight-line basis, net of estimated forfeitures, over the requisite service period of the award. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period and has been reduced for estimated forfeitures. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 0% for employees in the years ended December 31, 2012 and 2011, based on the Company’s historical experience and expected future activities.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

Total share-based compensation expense related to share-based awards for the years ended December 31, 2012 and 2011 was comprised of the following (in thousands):

	December 31,
	2012	2011
Research and development	$805	$—
General and administrative	7,799	254

Share-based compensation expense included in operating expenses	$8,604	$254

Share-based compensation expense from:
Stock options	$7,640	$254
Restricted stock awards and restricted stock units	964	—

Share-based compensation expense included in operating expenses	$8,604	$254

The cost of non-employee services received in exchange for an award of equity instrument is measured based on either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. There were two awards of restricted stock units to non-employees outstanding at December 31, 2012. There were no non-employee stock options outstanding at December 31, 2011.

Reverse Stock Splits

The Board of Directors approved the 2012 Reverse Stock Split of the Company’s Common Stock, which became effective on February 17, 2012, with an exchange ratio of 1-for-100. The Board of Directors approved the 2011 Reverse Stock Split of the Company’s Common Stock, which became effective on April 14, 2011, with an exchange ratio of 1-for-100.

All Common Stock share and per share information in the accompanying consolidated financial statements and notes included in this report have been restated to reflect retrospective application of the two reverse stock splits for all periods presented, except for par value per share and the number of authorized shares, which were not affected by either the 2012 Reverse Stock Split or 2011 Reverse Stock Split.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the periods. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted-average number of common shares outstanding for the period, without consideration for Common Stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted-average number of common shares and Common Stock equivalents outstanding for the period issuable upon the conversion of preferred stock and exercise of stock options and warrants. These Common Stock equivalents are included in the calculation of diluted EPS only if their effect is dilutive. There is no difference between basic and diluted net loss per share for the year ended December 31, 2012 or December 31, 2011, as potentially dilutive securities have been excluded from the calculation of diluted net loss per common share because the inclusion of such securities would be antidilutive.

At December 31, 2012 and 2011, the potentially dilutive securities include 4.5 billion and 6.7 billion shares, respectively, reserved for the conversion of convertible preferred stock, including accrued dividends, and the exercise of outstanding stock options and warrants.

Segment Reporting

Management has determined that the Company operates in one business segment, which is the development of pharmaceutical products.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

Derivative Liabilities

In May 2010, the Company entered into definitive agreements with institutional investors and affiliates for a private placement of Common Stock, redeemable convertible preferred stock and warrants to purchase redeemable convertible preferred stock for initial proceeds of $6,003,000 (the “May 2010 Financing”). In conjunction with the May 2010 Financing, the Company issued redeemable convertible preferred stock that contained certain embedded derivative features, as well as warrants that are accounted for as derivative liabilities. During 2012 warrants from the May 2010 Financing were exercised resulting in the issuance of Series D-12 Stock which had certain embedded derivative features (see Notes 2 and 4).

The Company’s derivative liabilities were initially recorded at their estimated fair value on the date of issuance and were subsequently adjusted to reflect the estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded as other income or expense, accordingly. The fair value of these liabilities was estimated using option pricing models that are based on the individual characteristics of the Common Stock and preferred stock, the derivative liability on the valuation date, probabilities related to the Company’s operations and clinical development (based on industry data), as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The option pricing models were particularly sensitive to changes in probabilities and the closing price per share of the Company’s Common Stock.

Adoption of Recent Accounting Pronouncements

Effective January 1, 2012, we adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income and ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-5. In these updates, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in these updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU Nos. 2011-05 and 2011-12 did not have a material impact on our consolidated financial position or results of operations. We have presented comprehensive loss in the Company’s Consolidated Statements of Comprehensive Loss.

Effective January 1, 2012, we prospectively adopted FASB’s ASU No. 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-04 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

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

As of December 31, 2012 and 2011, cash and cash equivalents were comprised of cash in checking accounts.

In conjunction with the May 2010 Financing, the Company issued convertible preferred stock with certain embedded derivative features, as well as warrants to purchase various types of convertible preferred stock and units. These instruments were accounted for as derivative liabilities until the Second Waiver Agreement (see Note 4).

The Company used Level 3 inputs for its valuation methodology for the embedded derivative liabilities and warrant derivative liabilities. The estimated fair values were determined using a binomial option pricing model based on various assumptions (see Note 4). The Company’s derivative liabilities were adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense, accordingly, as adjustments to fair value of derivative liabilities.

At December 31, 2012, as a result of the Second Waiver Agreement, the embedded derivatives from the securities issued in the May 2010 Financing which consist of Series C-12 Stock, Series C-22 Stock and Series D-12 Stock were removed, and, as such, the Company’s derivative liabilities from the May 2010 Financing were eliminated.

At December 31, 2011, the estimated fair values of the liabilities measured on a recurring basis are as follows (in thousands):

	Fair Value Measurements at December 31, 2011
	Balance at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Embedded derivative liabilities	$3,680	$—	$—	$3,680
Warrant derivative liabilities	11,590	—	—	11,590

Total	$15,270	$—	$—	$15,270

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the years ended December 31, 2012 and 2011 (in thousands):

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Embedded Derivative	Warrant Derivative
	Liabilities	Liabilities	Total
Balance at December 31, 2010	$5,170	$932	$6,102
Adjustments to estimated fair value	(1,150)	10,658	9,508
Decrease of the embedded derivative liabilities for preferred shares converted into common stock	(361)	—	(361)
Reversal of previously accrued dividends	(72)	—	(72)
Dividends paid in Series C-1 Preferred Stock	41	—	41
Accrued dividends payable in Series C-1 Preferred Stock	52	—	52

Balance at December 31, 2011	3,680	11,590	15,270
Adjustments to estimated fair value	834	(3,832)	(2,998)
Reversal of previously accrued dividends	146	—	146
Transfer due to the removal of the derivative features	(4,660)	(7,758)	(12,418)

Balance at December 31, 2012	$—	$—	$—

During the year ended December 31, 2012, the estimated fair value of derivative liabilities decreased by $2,998,000, which was recorded as non-cash other income, and $12,418,000 was reclassified to additional paid-in capital for the estimated fair value of the derivatives. During the year ended December 31, 2011, the estimated fair value of derivative liabilities increased by $9,508,000, which was recorded as non-cash other expense.

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

In May 2011, the Company received final data from the Company’s CRO, which showed that the predetermined study endpoints, as set forth in the Asset Agreement, were not met and that the LJP1485 compound did not show statistically significant improvement in the study endpoints as compared to vehicle (placebo).

The purchase was originally recorded as a long-term other asset for the intangible rights received related to the Compounds equal to the nominal amount paid to GliaMed, plus the asset acquisition costs incurred for legal services and due diligence related to the investigation of the underlying technology. As a result of the negative results in the confirmatory preclinical study in May 2011, the Company discontinued the development of LJP1485 in May 2011 and, in June 2011, the Company sold the Compounds back to GliaMed by selling all of the outstanding capital stock of Jewel Merger Sub to GliaMed for the same nominal amount that it had paid for the Compounds.

Jewel Merger Sub had no other assets or liabilities other than those relating to the Compounds and related assets and contract rights.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

4. Securities Purchase Agreement

On May 24, 2010, the Company entered into the Securities Purchase Agreement by and among the Company and the purchasers named therein (the “Purchasers”). The Purchasers included institutional investors as well as the Company’s Chief Executive Officer, Chief Financial Officer and an additional Company employee. The total investment by these Company employees represented less than 3% of the proceeds received by the Company in the May 2010 Financing. Pursuant to the Securities Purchase Agreement, on May 26, 2010 (the “Closing Date”), for total consideration of $6,003,000, the Purchasers purchased: (i) an aggregate of 289,704 shares of the Company’s Common Stock, par value $0.0001 per share, at a contractually stated price of $3.00 per share; and (ii) 5,134 shares of the Company’s Series C-1 Convertible Preferred Stock (the “Series C Preferred”), par value $0.0001 per share, at a contractually stated price of $1,000 per share. The Purchasers also received: (i) warrants to purchase 5,134 shares of the Company’s Series D-1 Convertible Preferred Stock (the “Series D-1 Preferred”), par value $0.0001 per share, at an exercise price of $1,000 per share, which warrants were exercisable on a cashless basis (the “Series D-1 Warrants”); and (ii) warrants to purchase 10,268 units, at an exercise price of $1,000 per unit, which warrants are exercisable only in cash, with each unit consisting of one share of the Company’s Series C-2 Convertible Preferred Stock (the “Series C-2 Preferred”), par value $0.0001 per share, and an additional Series D-2 Warrant to purchase one share of the Company’s Series D-2 Convertible Preferred Stock (the “Series D-2 Preferred), par value $0.0001 per share, at an exercise price of $1,000 per share (the “Series C-2 Warrants”).

In March 2011, the Company entered into the Consent Agreement, which amended the terms of the Securities Purchase Agreement. Under the Consent Agreement, the Purchasers agreed to the following, among other changes: (i) a temporary suspension of dividends on Series C-1 Preferred and Series C-2 Preferred; (ii) to provide an additional cash payment of approximately $236,000 in exchange for the right to receive Series C-2 Preferred upon the achievement of certain pre-specified results in the preclinical study of one of the Compounds (the “Preclinical Milestone”); (iii) to increase the number of units to be issued upon exercise of the Series C-2 Warrant from 10,268 to 10,646 units; (iv) the mandatory exercise of $7,452,000 of the Series C-2 Warrants upon the achievement of the Preclinical Milestone; (v) the mandatory exercise of the remaining $3,194,000 of Series C-2 Warrants upon the achievement of a future clinical milestone; and (vi) an automatic one-time downward conversion price adjustment to the preferred stock following the 2011 Reverse Stock Split. In connection with the Consent Agreement, the Company adopted a Certificate of Designations that established the rights, preferences and privileges for its Series C-11 Convertible Preferred Stock, Series C-21 Convertible Preferred Stock, Series D-11 Convertible Preferred Stock and Series D-21 Convertible Preferred Stock. In connection with the adoption of the new Certificate of Designations: (i) the Company filed a Certificate of Elimination for its Series C-1 Preferred, Series C-2 Preferred, Series D-1 Preferred and Series D-2 Preferred; (ii) the holders of shares of the Company’s Series C-1 Preferred exchanged each share (including fractional shares) of Series C-1 Preferred for an equal number of shares of Series C-11 Convertible Preferred Stock; and (iii) all references in the Securities Purchase Agreement and the Warrants (as defined in the Certificate of Designations) to the Series C-1 Preferred, Series C-2 Preferred, Series D-1 Preferred and Series D-2 Preferred were changed to refer to Series C-11 Convertible Preferred Stock (the “Series C-11 Preferred”), Series C-21 Convertible Preferred Stock (the “Series C-21 Preferred”), Series D-11 Convertible Preferred Stock (the “Series D-11 Preferred”) and Series D-21 Convertible Preferred Stock (the “Series D-21 Preferred”), respectively.

In June 2011 and August 2011, the Company and the Purchasers entered into two amendment agreements, which, among other things, prolonged the temporary suspension of dividends on the Series C-11 Preferred and Series C-21 Preferred and provided additional working capital to the Company.

On January 19, 2012, the Company entered into the Third Amendment Agreement with certain of its Series C-11 Convertible Preferred stockholders to amend the terms of the Securities Purchase Agreement, and the forms of Cash Warrants and Cashless Warrants (as defined in the Securities Purchase Agreement). Under the Third Amendment Agreement, the Termination Date (as defined in the Cash Warrants and Cashless Warrants) was amended to extend the Termination Date to the date that is three years following the closing of the asset purchase. Additionally, the mandatory redemption provision of the Cash Warrants was removed. The Company was required to perform a 1-for-100 reverse stock split with an automatic one-time downward conversion price adjustment following the 2012 Reverse Stock Split. In connection with the Third Amendment Agreement, the Company adopted a Certificate of Designations that established the rights, preferences and privileges for its Series C-12 Stock, Series C-22 Stock, Series D-12 Stock and Series D-22 Stock. In connection with the adoption of the new Certificate of Designations: (i) the Company filed a Certificate of Elimination for its Series C-11 Preferred, Series C-21 Preferred, Series D-11 Preferred and Series D-21 Preferred; (ii) the holders of shares of the Company’s Series C-11 Preferred exchanged each share (including fractional shares) of Series C-11 Preferred for an equal number of shares of Series C-12 Stock; and (iii) all references in the Securities Purchase Agreement and the Warrants (as defined in the Certificate of Designations) to the Series C-11 Preferred, Series C-21 Preferred, Series D-11 Preferred and Series D-21 Preferred were changed to refer to Series C-12 Stock, Series C-22 Stock, Series D-12 Stock and Series D-22 Stock, respectively.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

On December 12, 2012, the Company entered into the Waiver Agreement with its Preferred Stockholders. Pursuant to the Waiver Agreement, the Preferred Stockholders waived their 12-month redemption right and the requirement for the Company to keep a net cash balance of at least $2.9 million.

Effective December 31, 2012, the Company entered into a Consent, Waiver and Amendment Agreement (the “Second Waiver Agreement”) with its preferred stockholders. Pursuant to the Second Waiver Agreement, the preferred stockholders waived their redemption rights for the Series C-12 Stock and Series C-22 Stock, removed the “full-ratchet” anti-dilution from the Series C-12 Stock Series C-22 Stock and Series D-12 Stock and relinquished their right to receive warrants to purchase Series D-22 Stock (the “Series D-22 Warrants”) upon the exercise of the warrants to purchase Series C-22 Stock (the “Series C-22 Warrants”). The Company’s preferred stockholders also exercised a portion of their Series C-22 Warrants, which resulted in the Company receiving $500,000 in net proceeds and the preferred stockholders receiving 500 shares of Series C-22 Stock.

Allocation of Proceeds

At May 26, 2010, the estimated fair value of the Series C-2 Warrants for units, Series D-1 Warrants, and the embedded derivatives included within the Series C-1 Preferred exceeded the proceeds from the May 2010 Financing of $6,003,000 (see the valuations of these derivative liabilities under the heading, “Derivative Liabilities” below). As a result, all of the proceeds were allocated to these derivative liabilities and no proceeds remained for allocation to the Common Stock and Series C-1 Preferred issued in the financing.

Preferred Stock

As of December 31, 2012, the Company’s Board of Directors is authorized to issue 8,000,000 shares of preferred stock, with a par value of $0.0001 per share, in one or more series, of which 11,000 are designated for Series C-12 Stock, 22,000 are designated Series C-22 Stock, 5,134 are designated Series D-12 Stock and 10,868 are designated Series D-22 Stock. As of December 31, 2012, 5,793 shares of Series C-12 Stock, 500 shares of Series C-22 Stock and 4,615 shares of Series D-12 Stock were issued and outstanding. As of December 31, 2011, 5,043 shares of Series C-11 Stock were issued and outstanding.

Voting Rights

The holders of preferred stock do not have voting rights, other than for general protective rights required by the California General Corporation Law or as set forth below.

Dividends

Cumulative dividends are payable on the Series C-12 Stock and the Series C-22 Stock (collectively, the “Series C2 Stock”) at an annual rate of 15% from the date of issuance through the date of conversion, payable semi-annually on November 25th and May 25th, in shares of Series C2 Stock. There is no limit to the number of shares of Series C2 Preferred that may be issued as dividends. The Series D-12 Stock is not entitled to dividends.

Conversion Rights

The New Preferred Stock was convertible into Common Stock, initially at a rate of approximately 6.667 shares of Common Stock for each share of New Preferred Stock, subject to certain limitations discussed below, at the election of the holders of New Preferred Stock. The conversion rate would be adjusted for certain events, such as stock splits, stock dividends, reclassifications and recapitalizations, and the New Preferred Stock was subject to full-ratchet anti-dilution protection, such that if the Company issued or granted any Common Stock or warrants, rights, options to subscribe or purchase Common Stock or Common Stock equivalents (the “Options”) and the price per share for which the Common Stock issuable upon the exercise of such Options was below the effective conversion price of the New Preferred Stock at the time of such issuance, then the conversion rate of the New Preferred Stock automatically adjusted to increase the number of Common Shares into which it could convert. There were also limits on the amount of New Preferred Stock that could be converted and the timing of such conversions. In accordance with the Consent Agreement, after the 2011 Reverse Stock Split, the conversion ratio for the New Preferred Stock was adjusted based on the trading price of the Company’s Common Stock over a period of time after the 2011 Reverse Stock Split was implemented. Accordingly, effective May 7, 2011, each share of New Preferred Stock was then convertible into approximately 166,667 shares of Common Stock. Following the 2012 Reverse Stock Split, effective March 3, 2012, each share of the 2012 New Preferred Stock is now convertible into approximately 213,083 shares of Common Stock following the implementation of the 2012 Reverse Stock Split.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

As part of the Third Amendment Agreement, the Company designated four new series of Preferred Stock on January 19, 2012: its Series C-12 Stock, Series C-22 Stock, Series D-12 Stock, and Series D-22 Stock (collectively, the “2012 New Preferred Stock”). It exchanged on a one-for-one basis each share of its existing Series C-11 Convertible Preferred Stock that was outstanding for a new share of Series C-12 Stock. Each holder of 2012 New Preferred Stock may convert its 2012 New Preferred Stock shares into the Company’s Common Stock, par value $0.0001 per share, subject to a weekly conversion cap equal to the product of the face amount of the outstanding Series C-12 Stock held by the stockholder on the Closing multiplied by the Conversion Cap (as defined in the Series C/D Certificate) for such week. Depending on the Volume-Weighted Closing Price, or VWCP, for the last three Trading Days during the previous calendar week, the Conversion Cap can range from 0% to 3.76%. Each 2012 New Preferred Stockholder may only convert such preferred shares into Common Stock to the extent that after such conversion such holder owns less than 9.999% of the Company’s issued and outstanding Common Stock. For the years ended December 31, 2012 and 2011, 31 and 588 shares of Series C-12 Preferred had been converted into Common Stock, respectively. For the year ended December 31, 2012, 16 shares of Series D-12 Preferred had been converted into Common Stock.

Liquidation Preference

Upon a Liquidation Event (as defined in the Company’s Articles of Incorporation), no other class or series of capital stock can receive any payment unless the 2012 New Preferred Stock has first received a payment in an amount equal to $1,000 per share, plus all accrued and unpaid dividends, if applicable.

Redemption Rights

As of December 31,2012 all redemption rights have been waived irrevocably. At December 31, 2011, the Company could have been required to redeem the Series C-1 Preferred if a redemption event had occurred. Since the Company did not consummate a Strategic Transaction by February 26, 2011, the Series C-1 Preferred was redeemable, and therefore the Company adjusted the carrying value of the Series C-1 Preferred to the redemption value of the shares. As of December 31, 2011, the redemption value was $5,116,000. The Requisite Holders did not elected this redemption feature through December 31, 2011 or the period prior to the Asset Purchase Agreement on January 19, 2012. In connection with the Asset Purchase Agreement, the January 2012 transaction was designated as a Strategic Transaction and any redemption events associated with the original definition of a Strategic Transaction in the Series C2/D2 Certificate are irrevocably waived.

Restrictions

So long as at least 1,000 shares of 2012 New Preferred Stock remain outstanding (or at least 3,000 shares of New Preferred Stock remain outstanding if the Series C-22 Warrants have been exercised), the Company may not take a variety of actions (such as altering the rights, powers, preferences or privileges of the 2012 New Preferred Stock so as to affect the 2012 New Preferred Stock adversely, amending any provision of the Company’s Articles of Incorporation, entering into an agreement for a Strategic Transaction or Change of Control, consummating any financing or filing a registration statement with the Securities and Exchange Commission,) without the prior approval of the Requisite Holders (as defined the in 2012 New Preferred Stock) .

Accounting Treatment

At May 26, 2010, the Company issued 5,134 shares of Series C-1 Preferred and recorded the par value of $0.0001 per share with a corresponding reduction to paid-in capital, given that there was no allocated value from the proceeds to the Series C-1 Preferred.

Under accounting guidance covering accounting for redeemable equity instruments, preferred securities that are redeemable for cash or other assets are to be classified outside of permanent equity (within the mezzanine section between liabilities and equity on the condensed consolidated balance sheets) if they are redeemable at the option of the holder or upon the occurrence of an event that is not solely within the control of the issuer. At December 31, 2012 all redemption rights have been waived irrevocably and the Series C-12 preferred stock has been reclassified to permanent equity.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

As of December 31, 2012, the outstanding Series C-12 Stock and Series C-22 Stock was convertible into approximately 1,340,851,000 shares of Common Stock. As of December 31, 2012, the outstanding Series D-12 Stock was convertible into approximately 983,419,000 shares of Common Stock.

As of December 31, 2012, accrued dividends on the Series C-12 Stock were $84,000, which consisted of 84 shares of Series C-12 Stock. The accrued dividends were convertible into approximately 18,000,000 shares of Common Stock.

As of December 31, 2011, accrued dividends on the Series C-11 Preferred were $74,000, which consisted of 74 shares of Series C-11 Preferred. The accrued dividends were convertible into approximately 123,000 shares of Common Stock.

Derivative Liabilities

The Series C-12 Stock, Series D-12 Stock and the underlying securities of the Series C-22 Warrants contain conversion features. In addition, the Series C-12 Stock and the underlying securities of the Series C-22 Warrants were subject to redemption provisions. As of December 31, 2012, redemption features and certain conversion features were eliminated, removing the derivative liabilities.

The Series C-22 Warrants were exercisable starting on the issuance date and expire in January 2015. The Series C-22 Warrants must be exercised in cash and beginning in June 2011, they were no longer subject to mandatory exercise terms. The Series D-12 Warrants were exercisable on a cashless basis and were exercised in full during the year ended 2012.

Accounting Treatment

Effective December 31, 2012, there were no derivative liabilities related to the 2012 New Preferred Stock and the balance of the derivative liability was reclassified to additional paid-in capital.

In 2011, the Company accounted for the conversion and redemption features embedded in the Series C-12 Stock (the “Embedded Derivatives”) in accordance with accounting guidance covering derivatives. Under this accounting guidance, companies may be required to bifurcate conversion and redemption features embedded in redeemable convertible preferred stock from their host instruments and account for these embedded derivatives as free-standing derivative financial instruments. If the underlying security of the embedded derivative requires net cash settlement, in the event of circumstances that are not solely within the Company’s control, the embedded derivative should be classified as a liability, measured at fair value at issuance and adjusted to their current fair value at each period. As there were redemption triggering events for net cash settlement for Series C-12 Stock that were not solely within the Company’s control, and the conversion feature is a derivative, the Embedded Derivatives were classified as liabilities and are accounted for using fair value accounting at each reporting date (also see Note 2).

In 2011, the Company accounted for the Series C-22 Warrants for units in accordance with accounting guidance covering derivatives. If the underlying security of the warrant: (i) requires net cash settlement in the event of circumstances that are not solely within the Company’s control; or (ii) if they are not indexed to the Company’s own stock, the warrants should be classified as liabilities, measured at fair value at issuance and adjusted to their current fair value at each period. As there were redemption triggering events for Series C-12 Stock that were not solely within the Company’s control, the Series C-22 Warrants for units were classified as liabilities and were accounted for using fair value accounting at each reporting date. The Embedded Derivatives and Series C-22 Warrants for units were collectively referred to as the “Derivative Liabilities”.

The estimated fair values of the Derivative Liabilities as of December 31, 2011 are summarized as follows (in thousands):

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

	Fair Value Measurements at
	December 31, 2012	December 31, 2011
Embedded Derivatives of Series C-1[2] Stock (including dividends paid in Series C-1[2]Stock)	$—	$3,628
Embedded Derivatives of accrued dividends payable in Series C-1[2] Stock	—	52
Series D-1[2] Warrants	—	2,539
Series C-2[2] Warrants for:
Series C-2[2] Stock	—	3,785
Series D-2[2] Warrants	—	5,266

	$—	$15,270

The Derivative Liabilities were valued using binomial option pricing models with various assumptions detailed below. Due to the six-month trading restriction on the unregistered shares of Common Stock issued or issuable from the conversion of the 2012 New Preferred Stock and the weekly conversion limitation on 2012 New Preferred Stock, the price per share of the Company’s Common Stock used in the binomial option pricing models for the Derivative Liabilities was discounted from the closing market prices of $0.27 on December 31, 2011. The expected lives that were used to value each of the Derivative Liabilities were based on the individual characteristics of the underlying 2012 New Preferred Stock, which impact the expected timing of conversion into Common Stock. In addition, the probabilities associated with the clinical development of a drug candidate based on industry data were used in each of the binomial option pricing models. The models used to value the Series C-22 Warrants and Series D-12 Warrants were particularly sensitive to such probabilities, as well as to the closing price per share of the Company’s Common Stock. In addition, as noted above, the model included the effect of the two automatic one-time downward conversion price adjustment following the 2012 Reverse Stock Split and the 2011 Reverse Stock Splits. To better estimate the fair value of the Derivative Liabilities at each reporting period, the binomial option pricing models and their inputs were refined based on information available to the Company. Such changes did not have a significant impact on amounts recorded in previous interim reporting periods.

The Embedded Derivatives were valued at December 31, 2011 using a binomial option pricing model, based on the value of the Series C-12 Stock with and without embedded derivative features, with the following assumptions:

	December 31, 2012	December 31, 2011
Closing price per share of Common Stock	$—	$0.27
Conversion price per share	$—	$0.60
Volatility	—%	88.0%
Risk-free interest rate	—%	0.83%
Credit spread	—%	20.9%
Remaining expected lives of underlying securities (years)	—	5.0

On December 31, 2011, the Series D-12 Warrants were recorded at estimated fair value of $2,539,000. On December 31, 2012, there were no Series D-12 Warrants, as they had been fully exercised during the year ended 2012.

The Series D-12 Warrants were valued at December 31, 2011 using a binomial option pricing model with the following assumptions:

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

	December 31, 2012	December 31, 2011
Closing price per share of Common Stock	$—	$0.27
Conversion price per share	$—	$0.60
Volatility	—%	67.5%
Risk-free interest rate	—%	0.28%
Remaining expected lives of underlying securities (years)	—	2.2
Probability of Strategic Transaction	—%	70%

On December 31, 2011, the Series C-22 Warrants (which consisted of rights to purchase Series C-22 Preferred and Series D-22 Warrants) were recorded at an estimated fair value of $9,051,000. The decrease in value was primarily due to the significant decrease in the Company’s Common Stock price and the updates to the assumptions used in the option pricing models.

The portion of the Series C-22 Warrants that represent the rights to purchase Series C-22 Stock were valued at December 31, 2011 using a binomial option pricing model, discounted for the lack of dividends until the Series C-22 Warrants are exercised, with the following assumptions:

	December 31, 2012	December 31, 2011
Closing price per share of Common Stock	$—	$0.27
Conversion price per share	$—	$0.60
Volatility	—%	88.0%
Risk-free interest rate	—%	0.83%
Credit spread	—%	20.9%
Remaining expected lives of underlying securities (years)	—	5.0
Time to Exercise (months)	—	24

On December 31, 2012, there were no Series D-22 Warrants, as they had been fully exercised during the year ended 2012.

The Series D-22 Warrants were valued at December 31, 2011 using a binomial option pricing model with the same assumptions used in the valuation of the Series D-12 Warrants. The decrease in the value of the Series D-22 Warrants was primarily due to the significant decrease in the Company’s Common Stock price and the updates to the assumptions used in the option pricing models.

5. Commitments

As of December 31, 2012, there were no material operating leases, notes payable, purchase commitments or capital leases.

On March 15, 2013, the Company entered into a lease (the “Office Lease”), with La Jolla Centre I LLC, to lease office space in the building known as La Jolla Centre I, located at 4660 La Jolla Village Drive, San Diego, California, covering approximately 1,954 square feet. The premises will be used by the Company for office space.

The Company leases certain properties under operating leases expiring at various dates through 2018. Future minimum annual lease payments under these existing lease agreements are as follows as of March 22, 2013:

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

Year Ended December 31,	Operating Lease
2013	$42,208
2014	65,418
2015	68,406
2016	71,454
2017	74,682
Thereafter	18,876

Total minimum payments	$341,044

6. Separation Agreements and Employment Agreement

As part of the Agreement described in Note 1, the Company entered into an employment agreement with a new President and Chief Executive Officer on January 19, 2012. The annual base salary was to be $240,000 for the first year of employment with the Company and was to increase to $420,000 on the one-year anniversary of the employment start date. In addition, an option to purchase the number of shares of Common Stock equal to 7.5% of the Company’s fully diluted, as-converted shares was awarded (the “First Option”), subject to the terms and conditions of any applicable award agreements and other restrictions and limitations generally applicable to Common Stock or equity awards held by Company executives or otherwise imposed by law. Subject to applicable terms and conditions, the First Option shall vest with respect to 25% of the underlying shares on the one-year anniversary of the employment start date, with the remainder vesting monthly, in equal monthly installments, over the three years thereafter. The First Option is exercisable at a price equal to $0.06 per share of Common Stock. An additional option will be awarded to purchase the number of shares of Common Stock equal to 7.5% of the Company’s fully diluted, as-converted shares on the second anniversary of the employment start date, less the number of shares subject to the First Option on the First Option grant date (the “Second Option”), and the Second Option will also be subject to the same terms and conditions as the First Option. Subject to applicable terms and conditions, 50% of the underlying shares of the Second Option will be fully vested on the date of the grant, with the remainder vesting monthly, in equal monthly installments, over the two years thereafter. The Second Option will be exercisable at a price equal to the fair market value of a share of Common Stock on the date of the grant of the Second Option.

On January 19, 2012, effective upon the closing of the Agreement, the former Chief Executive Officer and Chief Financial Officer resigned. Both of the Company’s former officers entered into separation agreements with the Company, and the Company agreed to make separation payments of $77,778 and $62,222, respectively.

7. Stockholders’ Equity

Reverse Stock Splits

The Board of Directors approved the 2012 Reverse Stock Split of the Company’s Common Stock, which became effective on February 17, 2012, with an exchange ratio of 1-for-100. As a result of the 2012 Reverse Stock Split, each 100 shares of the Company’s issued and outstanding Common Stock were automatically reclassified as, and changed into, one share of the Company’s Common Stock. No fractional shares were issued in connection with the 2012 Reverse Stock Split. Stockholders who were entitled to fractional shares instead became entitled to receive a cash payment in lieu of receiving fractional shares (after taking into account and aggregating all shares of the Company’s Common Stock then held by such stockholder) equal to the fractional share interest. The 2012 Reverse Stock Split affected all of the holders of the Company’s Common Stock uniformly. Shares of the Company’s Common Stock underlying outstanding options and warrants were proportionately reduced and the exercise prices of outstanding options and warrants were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of the Company’s Common Stock underlying outstanding convertible preferred stock and warrants were proportionately reduced and the conversion rates were proportionately decreased in accordance with the terms of the agreements governing such securities.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

The Board of Directors approved the 2011 Reverse Stock Split of the Company’s Common Stock, which became effective on April 14, 2011, with an exchange ratio of 1-for-100. As a result of the 2011 Reverse Stock Split, each 100 shares of the Company’s issued and outstanding Common Stock were automatically reclassified as, and changed into, one share of the Company’s Common Stock. No fractional shares were issued in connection with the 2011 Reverse Stock Split. Stockholders who were entitled to fractional shares instead became entitled to receive a cash payment in lieu of receiving fractional shares (after taking into account and aggregating all shares of the Company’s Common Stock then held by such stockholder) equal to the fractional share interest. The 2011 Reverse Stock Split affected all of the holders of the Company’s Common Stock uniformly. Shares of the Company’s Common Stock underlying outstanding options and warrants were proportionately reduced and the exercise prices of outstanding options and warrants were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of the Company’s Common Stock underlying outstanding convertible preferred stock and warrants were proportionately reduced and the conversion rates were proportionately decreased in accordance with the terms of the agreements governing such securities.

All Common Stock share and per share information in the accompanying consolidated financial statements and notes included in this report have been restated to reflect retrospective application of the two reverse stock splits for all periods presented, except for par value per share and the number of authorized shares, which were not affected by the 2012 Reverse Stock Split or 2011 Reverse Stock Split.

Preferred Stock

As of December 31, 2012, the Company’s Board of Directors is authorized to issue 8,000,000 shares of preferred stock, with a par value of $0.0001 per share, in one or more series, of which 11,000 are designated for Series C-12 Stock, 22,000 are designated Series C-22 Stock, 5,134 are designated Series D-12 Stock and 10,868 are designated Series D-22 Stock. As of December 31, 2012, 5,792 shares of Series C-12 Stock, 500 shares of Series C-22 Stock and 4,615 shares of Series D-12 Stock were issued and outstanding. As of December 31, 2011, 5,043 shares of Series C-11 Preferred were issued and outstanding.

Warrants

In connection with the May 2008 public offering, the Company issued warrants to purchase 390 shares of the Company’s Common Stock. The warrants were immediately exercisable upon issuance, have an exercise price of $21,500 per share and remain exercisable for five years. As of December 31, 2012, all of these warrants were outstanding and 390 shares of Common Stock are reserved for issuance upon exercise of the warrants.

Stock Option Plans

In June 1994, the Company adopted the La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (the “1994 Plan”), under which, as amended, 164 shares of Common Stock were authorized for issuance. The 1994 Plan expired in June 2004, and as shares have forfeited or expired, they have been retired reducing the number of shares authorized for issuance. As of December 31, 2012, there were a total of 5 options outstanding and authorized for issuance under the1994 Plan.

In May 2004, the Company adopted the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (the “2004 Plan”), under which, as amended, 640 shares of Common Stock were authorized for issuance. The 2004 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to employees, directors, consultants and advisors of the Company with up to a 10-year contractual life and various vesting periods as determined by the Company’s Compensation Committee or the Board of Directors, as well as automatic fixed grants to non-employee directors of the Company. As of December 31, 2012, there were a total of 75 options outstanding and 537 shares remained available for future grant under the 2004 Plan.

In May 2010, the Company granted options to purchase a total of 580 shares of Common Stock to two employees. These grants were made outside of the Company’s existing stockholder-approved equity compensation plans but were otherwise legally binding awards and did not require stockholder approval. These stock options were treated in all respects as if granted under the Company’s 2010 Equity Incentive Plan (the “2010 Plan”). During the first quarter of 2012, following termination of the two employees, the options were forfeited and are no longer available for grant.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

In August 2010, the Company adopted the 2010 Plan under which 960 shares of Common Stock were authorized for issuance. The 2010 Plan is similar to the 2004 Plan. The 2010 Plan provided for automatic increases to the number of authorized shares available for grant; and as such, in May and September 2011, the authorized shares were increased by 33 and 16,007 shares, respectively, to the maximum authorized allowed of 17,000 shares. In May 2012, the stockholders approved an amendment to the 2010 Plan that increased the amount of shares authorized to 1,188,414, with automatic quarterly increases on the first day of each quarter based on 10% of the outstanding shares of Common Stock as of the last day of the previous quarter end. The authorized shares were increased by 47,804 and 120,520 at July and October 2012, respectively. The adjustments will continue through to the quarter ending June 30, 2015, but in no event will the number of shares issuable exceed 676,640,705. As of December 31, 2012, there were a total of 16 options outstanding and 1,356,722 shares remained available for future grant under the 2010 Plan. On January 1, 2013, the authorized shares automatically increased by 70,000 shares.

In April 10, 2012, the Company awarded options to purchase up to 592,230,471 shares of Common Stock to the Chief Executive Officer, a board member and an employee. The inducement options were granted outside of the 2010 Plan, but are subject to the terms and conditions of the 2010 Plan. The inducement options were granted at an exercise price of $0.06. Two of the grants vest 25% on the one-year anniversary date of the grants and 1/48 of the shares monthly thereafter. The grant to the board member vests quarterly over a one-year period.

Options granted under each of the Plans must have an exercise price equal to at least 100% of the fair market value of the Company’s Common Stock on the date of grant. The options will generally have a maximum contractual term of ten years and vest at the rate of one-fourth of the shares on the first anniversary of the date of grant and 1/48 of the shares monthly thereafter.

A summary of the Company’s stock option award activity as of and for the years ended December 31, 2012 and 2011 is as follows:

	Outstanding Options
	Shares Underlying Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	980	$20,370
Granted	—	$—
Forfeited/Expired	(86)	$50,529

Outstanding at December 31, 2011	894	$17,462
Granted	592,230,471	$0.06
Forfeited/Expired	(798)	$12,095

Outstanding at December 31, 2012	592,230,567	$0.0655	9.27	$2,961,152

Vested and expected to vest at December 31, 2012	592,230,567	$0.0655	1.17	$2,961,152

Exercisable at December 31, 2012	14,180,719	$0.2917	9.27	$70,903

The weighted-average grant date fair value of options granted during the year ended December 31, 2012 was $0.0598 per share. As of December 31, 2012, approximately $27,832,000 of total unrecognized compensation costs related to non-vested stock option awards is expected to be recognized over a weighted average period of approximately 1.2 years. No stock option exercises occurred during the years ended December 31, 2012 and 2011.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”) that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s Common Stock. In determining the expected life of the options, the Company uses the “simplified” method. Under this method, the expected life is presumed to be the mid-point between the vesting date and the end of the contractual term. The Company will continue to use the “simplified” method until it has sufficient historical exercise data to estimate the expected life of the options. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments by the Company.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,
	2012	2011
Risk-free interest rate	1.1%	0%
Dividend yield	0%	0%
Volatility	236%	0%
Expected life (years)	6.04 years	0%

Share-based compensation expense recognized in the Consolidated Statements of Operations for fiscal years 2012 and 2011 is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures for 2012 and 2011 were estimated to be zero for both years.

At December 31, 2012, the Company has reserved 607,318,125 shares of Common Stock for future issuance upon exercise of all options granted or to be granted under the 1994, 2004 and 2010 Plans, as well as for awards granted outside of the Company’s equity compensation plans.

Restricted Stock Awards

In April 2012, the Company issued restricted stock awards (“RSAs”) to the Chief Executive Officer, a board member and an employee. RSAs are grants that entitle the holder to acquire shares of the Company’s Common Stock for no cash consideration. The shares covered by RSAs cannot be sold, pledged, or otherwise disposed of until the award vests, and any unvested shares are subject to a reacquisition right following the awardee’s termination of service. No consideration is paid for the redemption of the shares under the reacquisition right, but the holder is required to return to the Company any cash dividends paid or payable with respect to the shares.

The RSAs were issued outside of the 2010 Plan but are subject to the terms and conditions of the 2010 Plan. The total restricted shares of 2,987,850 vested on January 19, 2013. The stock-based compensation cost of RSAs is measured by the market value of the Company’s Common Stock on the date of grant. The grant date value of the award is amortized on a straight-line basis over the vesting period. The weighted-average grant date value was $0.06 per share. The share-based compensation expense for the year ended December 31, 2012 by expense category was $132,000 and $35,000 for general and administrative expense and research and development expense, respectively. The remaining unamortized share-based compensation expense to be recognized through January 19, 2013 is $12,000.

Restricted Stock Units

On April 10, 2012, the Company granted restricted stock units (“RSUs”) of 14,219 units to an employee and 10,360,892 units to a board member, where each RSU represents a contingent right to receive one share of the Company’s Common Stock. The RSUs are to vest according to a defined schedule in each agreement. Upon the designated vesting dates, the holders will receive Common Stock of the Company. The RSU for the board member vests quarterly beginning on April 20, 2012 and ending on January 20, 2013. Twenty-five percent of the RSU for the employee vested on January 19, 2013 with the remainder vesting monthly thereafter for 36 months.

On August 17, 2012, the Company granted RSUs of 2,700,000 units to two non-employee consultants, where each RSU represents a contingent right to receive one share of the Company’s Common Stock. The RSUs are to vest according to a defined schedule in each agreement. Upon the designated vesting dates, the holders will receive Common Stock of the Company. The RSU for one consultant vested monthly beginning on August 20, 2012 and ending on January 20, 2013. The RSU for the second consultant vested forty-five and one half percent (45.5%) on August 20, 2012 and the remainder vested monthly thereafter until January 20, 2013.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

The stock-based compensation cost of RSUs is measured by the market value of the Company’s Common Stock on the date of grant. The grant date value of the award is amortized on a straight-line basis over the vesting period. The weighted-average grant date value was $0.06 per RSU for the April 10, 2012 grant and $0.069 per RSU for the August 17, 2012 grant. The share-based compensation expense relating to RSU’s for the year ended December 31, 2012 by expense category was $755,000 and $205 for general and administrative expense and for research and development expense, respectively. The remaining unamortized share-based compensation expense to be recognized up through January 20, 2013 is $24,000 for the board member’s RSU and $18,000 for the consultants’ RSUs. The employee’s RSU has unamortized share-based compensation expense of $648 to be recognized over the remaining service period of three years.

Employee Stock Purchase Plan

During 2011 the Company suspended all activity under the Employee Stock Purchase Plan (“ESPP”), which was adopted in 1995. There were no employee stock purchases in 2012 or 2011.

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

Following guidance in IRS Notice 98-52 related to the “safe harbor,” 401(k) plan method, non-highly compensated employees will receive a contribution from the Company equal to 3% of their annual salaries, as defined in the Code. Such contributions vest immediately and are paid annually following each year end. These “safe harbor” contributions by the Company were less than $2,000 and $8,000 for the years ended December 31, 2012 and 2011, respectively.

9. Income Taxes

The FASB Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of the date of adoption. As of December 31, 2012 and 2011, the total liability for unrecognized tax benefits was $45,000 and is included in current liabilities.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at December 31, 2012 or December 31, 2011, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2012 and 2011.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

Amount
Unrecognized tax benefits balance at December 31, 2011	$45
Increases related to current and prior year tax positions	—
Settlements and lapses in statutes of limitations	—

Unrecognized tax benefits balance at December 31, 2012	$45

Included in the balance of unrecognized tax benefits at December 31, 2012 are $45,000 of tax benefits that, if recognized, would affect the effective tax rate.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1996 and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and research and development credits.

The Company has not completed a formal Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. The Company does not presently plan to complete a formal Section 382/383 analysis, and until this analysis has been completed, the Company has removed the deferred tax assets for net operating losses and research and development credits generated through 2012 from its deferred tax asset schedule and has recorded a corresponding increase to its valuation allowance.

At December 31, 2012, the Company had federal and California income tax net operating loss carryforwards of approximately $353,974,000 and $292,648,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes. In addition, the Company has federal and California research and development tax credit carryforwards of $15,958,000 and $10,081,000, respectively. The federal net operating loss, research tax credit carryforwards and California net operating loss carryforwards will begin to expire in 2013 unless previously utilized. The California research and development credit carryforwards will carry forward indefinitely until utilized. The Company believes that, in May 2010 and February 2009, it experienced ownership changes at times when its enterprise value was minimal. As a result of these ownership changes and the low enterprise values at such times, the Company’s federal and California net operating loss carryforwards and federal research and development credit carryforwards as of December 31, 2012 will likely be subject to annual limitations under IRC Section 382/383 and, more likely than not, will expire unused.

Significant components of the Company’s deferred tax assets as of December 31, 2012 and 2011 are listed below (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$—	$—
Research and development credits	—	—
Capitalized research and development and other	21,193	11,156

Total deferred tax assets	21,193	11,156

Net deferred tax assets	21,193	11,156
Valuation allowance for deferred tax assets	(21,193)	(11,156)

Net deferred taxes	$—	$—

A valuation allowance of $21,193,000 and $11,156,000 at December 31, 2012 and 2011, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain.

La Jolla Pharmaceutical Company

Notes to Consolidated Financial Statements

Income taxes computed by applying the U.S. Federal Statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the statement of operations as follows (in thousands):

	December 31,
	2012	2011
Income tax benefit at statutory federal rate	$(2,708)	$(4,042)
State tax expense (benefit), net of federal	(445)	(664)
Fair Value of Derivative	(1,221)	—
Expired tax attributes	3,008	3,709
Removal of net operating losses and research and development credits	(2,522)	2,644
Stock compensation expense	—	22
Change in valuation allowance	10,037	167
Other	(6,149)	(1,836)

Provision for income taxes	$—	$—

10. Subsequent Events

The Company has completed an evaluation of all subsequent events through the issuance date of these consolidated financial statements and there are no subsequent events for disclosure.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Asset Purchase Agreement by and among La Jolla Pharmaceutical Company, GliaMed, Inc., and Jewel Merger Sub, Inc., dated as of March 29, 2011 (1)

2.2	Asset Purchase Agreement by and among La Jolla Pharmaceutical Company and Solana Therapeutics, Inc., dated as of January 19, 2012 (2)

2.3	Agreement and Plan of Merger of La Jolla Pharmaceutical Company, a Delaware corporation and LJPC Merger Sub, Inc., a California corporation (3)

3.1	Articles of Incorporation (3)

3.2	Bylaws (3)

10.1	Form of Indemnification Agreement (4)*

10.2	La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (Amended and Restated as of May 16, 2003) (5)*

10.3	La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (Amended and Restated as of June 20, 2008) (6)*

10.4	La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (Amended and Restated as of June 20, 2008) (6)*

10.5	Form of Option Grant under the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (6)*

10.6	La Jolla Pharmaceutical Company 2010 Equity Incentive Plan, as amended* (7)

10.7	Form of Warrant Agreement (8)

10.8	Confidential Separation Agreement and General Release of All Claims by and between La Jolla Pharmaceutical Company and Deirdre Y. Gillespie, M.D., dated as of January 13, 2012 (9)*

10.9	Confidential Separation Agreement and General Release of All Claims by and between La Jolla Pharmaceutical Company and Gail A. Sloan, dated as of January 13, 2012 (9)*

10.10	Securities Purchase Agreement, dated as of May 24, 2010 by and among the Company and the Purchasers named therein (10)

10.12	Form of Series C-2 Preferred Stock Purchase Warrant (10)

10.13	Form of Series D-1 Preferred Stock Purchase Warrant (10)

10.14	La Jolla Pharmaceutical Company Retirement Savings Plan (11)*

10.15	Consent and Amendment Agreement by and among La Jolla Pharmaceutical Company and the undersigned parties thereto, dated as of March 29, 2011 (12)

10.16	Consent and Amendment Agreement by and among La Jolla Pharmaceutical Company and the undersigned parties thereto, dated as of June 30, 2011 (13)

Exhibit Number	Description
10.17	Second Amendment Agreement by and among La Jolla Pharmaceutical Company and the undersigned parties thereto, dated as of August 24, 2011 (14)

10.18	Consent and Amendment Agreement by and among La Jolla Pharmaceutical Company and the undersigned parties thereto, dated as of January 19, 2012 (2)

10.19	Employment Offer Letter by and between La Jolla Pharmaceutical Company and George Francis Tidmarsh, M.D., Ph.D., dated as of January 19, 2012 (2)*

10.20	Consent and Waiver Agreement, dated December 7, 2012 (15)

10.21	Consent, Waiver and Amendment Agreement, dated March 28, 2013**

16.1	Letter from BDO to the SEC, dated January 9, 2013 (16)

21.1	Subsidiaries of La Jolla Pharmaceutical Company **

23.1	Consent of Independent Registered Public Accounting Firm BDO LLP **

23.2	Consent of Independent Registered Public Accounting Firm Squar, Milner, Peterson, Miranda & Williamson LLP **

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	This exhibit is a management contract or compensatory plan or arrangement.
**	Filed herewith.
(1)	Previously filed with the Company’s Current Report on Form 8-K filed April 5, 2011 and incorporated by reference herein.
(2)	Previously filed with the Company’s Current Report on Form 8-K, filed January 20, 2012 and incorporated by reference herein.
(3)	Previously filed with the Company’s Current Report on Form 8-K, filed June 20, 2012 and incorporated herein by reference.
(4)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated by reference herein.
(5)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein.
(6)	Previously filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-151825) filed June 20, 2008 and incorporated by reference herein.
(7)	Previously filed as Appendix A to the Company’s Definitive Revised Proxy Statement filed April 23, 2012, and incorporated by reference herein.
(8)	Previously filed with the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated by reference herein.
(9)	Previously filed with the Company’s Current Report on Form 8-K, filed January 20, 2012 and incorporated by reference herein.
(10)	Previously filed with the Company’s Current Report on Form 8-K filed May 28, 2010 and incorporated by reference herein.

(11)	Previously filed with the Company’s Current Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated by reference herein.
(12)	Previously filed with the Company’s Current Report on Form 8-K filed April 5, 2011 and incorporated by reference herein.
(13)	Previously filed with the Company’s Current Report on Form 8-K, filed July 5, 2011 and incorporated by reference herein.
(14)	Previously filed with the Company’s Current Report on Form 8-K, filed August 25, 2011 and incorporated by reference herein.
(15)	Previously filed with the Company’s Current Report on Form 8-K, filed December 10, 2012 and incorporated by reference herein.
(16)	Previously filed with the Company’s Current Report on Form 8-K, filed January 14, 2013 and incorporated by reference herein.