Form 10-Q
period 2013-03-31
LA JOLLA PHARMACEUTICAL CO
filed 2013-05-13
CIK 920465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-24274

LA JOLLA PHARMACEUTICAL COMPANY

(Exact name of registrant as specified in its charter)

California	33-0361285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4660 La Jolla Village Drive, Suite 1070 San Diego, CA	92122
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 207-4264

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding at May 10, 2013 was 30,486,228.

LA JOLLA PHARMACEUTICAL COMPANY

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Balance Sheets

(in thousands, except share and par value amounts)

	March 31,	December 31,
	2013	2012
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$ 2,700	$ 3,405
Restricted cash	37	—
Prepaids and other current assets	76	25

Total current assets	2,813	3,430

	$ 2,813	$ 3,430

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$ 69	$ 92
Accrued expenses	176	107
Accrued payroll and related expenses	26	17

Total current liabilities	271	216
Commitments

Stockholders’ equity:
Common stock, $ 0.0001 par value; 12,000,000,000 shares authorized, 18,881,242 and 14,267,383 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	2	1
Series C-1[2] Convertible Preferred Stock, $ 0.0001 par value; 11,000 shares authorized, 5,780 and 5,792 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	5,780	5,792
Series C-2[2] Convertible Preferred Stock, $ 0.0001 par value; 22,000 shares authorized, 500 and 500 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	500	500
Series D-1[2] Convertible Preferred Stock, $ 0.0001 par value; 5,134 shares authorized, 4,608 and 4,615 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	4,608	4,615
Additional paid-in capital	443,221	439,672
Accumulated deficit	(451,569)	(447,366)

Total stockholders’ equity	2,542	3,214

	$ 2,813	3,430

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Unaudited Condensed Statements of Comprehensive (Loss) Income

(in thousands, except per share amounts)

	Three Months Ended March 31,

	2013	2012

Expenses:
Research and development	$ 655	$ 34
General and administrative	3,548	637

Total expenses	4,203	671

Loss from operations	(4,203)	(671)
Other income (expense):
Adjustments to fair value of derivative liabilities	—	5,954
Other income (expense), net	1	1

Net (loss) income	(4,202)	5,284
Preferred stock dividends earned, net of forfeits	(93)	(186)

Comprehensive net (loss) income attributable to common stockholders	$ (4,295)	$ 5,098

Net (loss) income per share basic	$ (0.25)	$ 2.44

Net (loss) income per share diluted	$ (0.25)	$ 0.00

Shares used in computing basic net (loss) income per share	17,521	2,092

Shares used in computing diluted net (loss) income per share	17,521	5,472,245

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,

	2013	2012

Operating activities
Net (loss) income	$ (4,202)	$ 5,284
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Share-based compensation expense	3,530	—
Gain on adjustment to fair value of derivative liabilities	—	(5,954)
Changes in operating assets and liabilities:
Restricted cash	(37)	—
Prepaids and other current assets	(51)	10
Accounts payable and accrued expenses	46	1
Accrued payroll and related expenses	9	—

Net cash used for operating activities	(705)	(659)

Net decrease in cash and cash equivalents	(705)	(659)
Cash and cash equivalents at beginning of period	3,405	5,040

Cash, cash equivalents at end of period	$ 2,700	$ 4,381

Supplemental disclosure of cash flow information:

Conversion of series C-1[2] and D-1[2] preferred into common stock	$ 20	$ —

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Condensed Financial Statements

(Unaudited)

March 31, 2013

1. Basis of Presentation

The accompanying unaudited condensed financial statements of La Jolla Pharmaceutical Company (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the SEC on April 1, 2013. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2013, and the consolidated results of our operations for the three months ended March 31, 2013 and the consolidated cash flows for the three months ended March 31, 2013. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Corporate Structure

The Company was incorporated in 1989 as a Delaware corporation. On June 7, 2012, the Company reincorporated in the State of California. All common and preferred shares of the Delaware company were exchanged for common and preferred shares of the Company.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and disclosures made in the accompanying notes to the unaudited condensed financial statements. Actual results could differ materially from those estimates.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the periods. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted-average number of common shares and common stock equivalents outstanding for the period issuable upon the conversion of preferred stock and exercise of stock options and warrants. These common stock equivalents are included in the calculation of diluted EPS only if their effect is dilutive (see Note 5). There is no difference between basic and diluted net loss per share for the three months ended March 31, 2013, as potentially dilutive securities have been excluded from the calculation of diluted net loss per common share because the inclusion of such securities would be antidilutive.

Restricted Cash

Restricted cash consists of certificates of deposit on hand with the Company’s financial institutions as collateral for its San Diego office space.

Derivative Liabilities

In the Company’s private placement of common stock, redeemable convertible preferred stock and warrants to purchase convertible preferred stock that occurred in May of 2010 (the “May 2010 Financing”), the Company issued redeemable convertible preferred stock that contained certain embedded derivative features, as well as warrants that were accounted for as derivative liabilities.

The Series C-12 Convertible Preferred Stock (the “Series C-12 Preferred”), Series D-12 Convertible Preferred Stock (the “Series D-12 Preferred”) and the  securities underlying the warrants to purchase shares of Series C-22 Convertible Preferred Stock (the “Series C-22 Warrants”) issued in the May 2010 Financing contain conversion features. In addition, the Series C-12 Preferred, Series D-12 Preferred and the  securities underlying the Series C-22 Warrants were subject to redemption provisions and certain conversion features. As of December 31, 2012, pursuant to a Consent, Waiver and Amendment Agreement (the “Second Waiver Agreement”) that the Company entered into with its preferred stockholders, the redemption features, certain conversion features and the  warrants to purchase shares of the Company’s Series D-22 Convertible Preferred Stock (the “Series D-22 Warrants”) were eliminated, removing the derivative liabilities.

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

As of March 31, 2013 and December 31, 2012, the Company did not have any assets or liabilities recorded at fair value on a recurring basis.

3. Stockholders’ Equity

Preferred Stock

As of March 31, 2013, the Company’s Board of Directors is authorized to issue 8,000,000 shares of preferred stock, with a par value of $0.0001 per share, in one or more series, of which 11,000 are designated Series C-12 Preferred, 22,000 are designated Series C-22 Preferred, 5,134 are designated Series D-12 Preferred, and 10,868 are designated Series D-22 Preferred. As of March 31, 2013, 5,780 shares of Series C-12 Preferred, 500 shares of Series C-22 Preferred and 4,608 shares of Series D-12 Preferred were issued and outstanding.

Warrants

In connection with the Company’s public offering of shares of Common Stock and warrants to purchase shares of Common Stock in May 2008, the Company issued warrants to purchase 390 shares of the Company’s Common Stock. The warrants were immediately exercisable upon grant, have an exercise price of $21,500 per share and remain exercisable for five years. As of March 31, 2013, all of these warrants were outstanding and 390 shares of common stock are reserved for issuance upon exercise of the warrants.

Share-Based Compensation

The Company’s share-based plans permit the grant of stock options (both incentive and nonqualified stock options), restricted stock and restricted stock units to certain employees, directors and consultants.

The following table summarizes share-based compensation expense related to stock options, restricted stock and restricted stock units by expense category (in thousands):

	Three Months Ended March 31,

	2013	2012

Research and development	$ 396	$ —
General and administrative	3,070	—

Share-based compensation expense included in operating expenses	$ 3,466	$ —

As of March 31, 2013 there was approximately $24.3 million of unrecognized stock option share-based compensation expense. This expense is currently expected to be recognized over a weighted average period of approximately 2.8 years. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional share-based awards.

A summary of the Company’s stock option activity and related data for the three months ended March 31, 2013 follows:

	Outstanding Options

	Number of Shares	Weighted-Average Exercise Price

Balance at December 31, 2012	592,230,567	$ 0.0655
Granted	—	—
Forfeited/Expired	—	—

Balance at March 31, 2013	592,230,567	$ 0.0655

Restricted Stock

The share-based compensation expense during the three months ended March 31, 2013 by expense category was $9,000 for general and administrative expenses and $2,500 for research and development expenses, respectively.

Restricted Stock Units

The share-based compensation expense during the three months ended March 31, 2013 by expense category is $52,000 for general and administrative expenses and $57 for research and development expenses, respectively. The remaining unamortized share-based compensation expense to be recognized over the remaining service period for the RSUs is $597.

4. 401(k) Plan

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

5. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended March 31,

	2013	2012

Numerator
Net (loss) income	$ (4,202)	$ 5,284
Preferred stock dividends earned	(93))	(186)

Numerator for diluted EPS – net (loss) income attributable to common stockholders	$ (4,295)	$ 5,098

Denominator:
Weighted-average shares outstanding
Basic EPS	17,521	2,092
Effect of dilutive convertible preferred stock and warrants	—	5,470,153

Denominator for diluted EPS	—	5,472,245

Basic EPS	$ (0.25)	$ 2.44

Diluted EPS	$ (0.25)	$ 0.00

At March 31, 2013 and 2012, the potentially dilutive securities include 604 million and 496 shares, respectively, reserved for the exercise of outstanding stock options, RSUs and warrants.

The Series C-12 Preferred, Series D-12 Preferred and Series C-22 Preferred were convertible into 2.3 billion and 1.1 billion shares at March 31, 2013 and 2012, respectively.

6. Commitments and Contingencies

On March 15, 2013, the Company entered into a lease with La Jolla Centre I LLC, to lease office space in the building known as La Jolla Centre I, located at 4660 La Jolla Village Drive, San Diego, California, covering approximately 1,954 square feet. The premises will be used by the Company for office space.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The forward-looking statements in this report involve significant risks, assumptions and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. Accordingly, you should not rely upon forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements are subject to the risks, uncertainties and other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2012, and in other reports and registration statements that we file with the Securities and Exchange Commission from time to time and as updated in Part II, Item 1A. “Risk Factors” contained in this Quarterly Report on Form 10-Q. We expressly disclaim any intent to update forward-looking statements.

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

GCS-100 Overview

GCS-100 is a complex polysaccharide derived from pectin that binds to, and blocks the activity of galectin-3, a type of galectin. Galectins are a member of a family of proteins in the body called lectins. These proteins interact with carbohydrate sugars located in, on the surface of, and in between cells. This interaction causes the cells to change behavior, including cell movement, multiplication, and other cellular functions. The interactions between lectins and their target carbohydrate sugars occur via a carbohydrate recognition domain, or CRD, within the lectin. Galectins are a subfamily of lectins that have a CRD that bind specifically to ß-galactoside sugar molecules.

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

LJPC-501 Overview

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

HRS is categorized into two types, based on the rapidity of the progression of renal failure as measured by a marker called serum creatinine. Type 1 HRS is the more rapidly progressing type and is characterized by a 100% increase in serum creatinine to > 2.5 mg/dL within two weeks. Fewer than 10% of people with Type 1 HRS survive hospitalization, and the median survival is only a few weeks. Type 2 HRS is slower progressing, with serum creatinine rising gradually; however, patients with Type 2 HRS can develop sudden renal failure and progress to Type 1 HRS. Although ascites occurs in both Type 1 and Type 2 HRS, recurrent ascites is a major clinical characteristic of Type 2 HRS patients, and median survival is only four to six months. We estimate that HRS affects an estimated 90,000 people in the United States, and most of these patients will die from this disease.

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

There have been no material changes to the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on April 1, 2013.

Results of Operations

Revenue. There was no revenue for the three months ended March 31, 2013 and 2012.

Research and Development Expense. During the three months ended March 31, 2013, we incurred $0.7 million in research and development expense, which was primarily related to $0.4 million in stock compensation expense and costs associated with the phase 1 clinical study of GCS-100, compared to $0.03 million in research and development expense during the three months ended March 31, 2012, which was primarily related to costs associated with the preclinical study of GCS-100. We expect research and development expenditures to continue to increase going forward as we continue to develop GCS-100 and commence clinical studies of LJPC-501.

General and Administrative Expense. During the three months ended March 31, 2013, general and administrative expense increased to $3.5 million, compared with $0.6 million for the three months ended March 31, 2012.  The increase is primarily due to a $3.1 million increase in stock compensation expense during the three months ended March 31, 2013.  After the removal of stock compensation there was a decrease of $0.2 million in general and administrative expenses for the three months ended March 31, 2013 compared to the same period ended March 31, 2012.

Non-Operating Income and Expense. During the three months ended March 31, 2012, non-operating income as a result of adjustments to the fair value of derivative liabilities was $5.9 million.  All derivative liabilities were removed effective December 31, 2012. The removal of the derivative liabilities was due to the removal of the redemption features, removal of the full-ratchet anti-dilution features of the Series C-12 Preferred, Series C-22 Preferred, and the Series D-12 Preferred and the relinquishment of the Series D-22 Warrants.

Other Income/Expense. Other income and other expense, net, stayed the same at $1,000 of income for the three months ended March 31, 2013 and March 31, 2012, respectively.

Preferred Stock Dividend. We accrued dividends payable in-kind on the outstanding Series C-12 Preferred and Series C-22 Preferred of $0.1 million for the three months ended March 31, 2013. During the three months ended March 31, 2012 we accrued $0.1 million for dividends payable in-kind on the outstanding Series C-12 Preferred.

Liquidity and Capital Resources

From inception through March 31, 2013, we have incurred a cumulative net loss of approximately $451.6 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through March 31, 2013, we have raised approximately $418.0 million in net proceeds from sales of equity securities.

At March 31, 2013, we had $2.7 million in cash, as compared to $3.4 million of cash at December 31, 2012. At March 31, 2013 we had positive working capital of $2.5 million, compared to negative working capital of $5.2 million at March 31, 2012. Prior to December 31, 2012 our working capital had been largely driven by our derivative liability obligations, which have been eliminated entirely as of December 31, 2012. The decrease in cash resulted from the use of our financial resources to fund our general corporate operations.

In February 2013, we signed a lease agreement for office space, which we moved into on March 23, 2013. From June 2011 until March 2013, we had a short-term lease for temporary office space.

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

Our management, with the participation of our principal executive, financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive, financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our principal executive, financial and accounting officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1A.Risk Factors

I. RISK FACTORS RELATING TO THE COMPANY.

We have only limited assets.

As of March 31, 2013, we had no revenue sources, an accumulated deficit of $451.6 million and available cash and cash equivalents of $2.7 million. Although we acquired the GCS-100 patent estate in January 2012 for nominal consideration, the values of these assets are highly uncertain. As a result, we have only limited assets available to operate and develop our business. We are utilizing our existing cash balances to conduct clinical studies of GCS-100 and LJPC-501, and to evaluate whether or not GCS-100 or LJPC-501 should be developed further. If we determine that GCS-100 or LJPC-501 do not warrant further development, we would have only limited cash and would likely be forced to liquidate the Company. In that event, the funds resulting from the liquidation of our assets, net of amounts payable, would likely return only a small amount, if anything, to our stockholders. We believe that our current cash resources are sufficient to fund planned operations for at least the next 12 months.

II. RISK FACTORS RELATED SPECIFICALLY TO OUR STOCK.

As of May 6, 2013 we had approximately 30.5 million shares of Common Stock outstanding and currently may be required to issue up to approximately 5.1 billion shares of Common Stock upon the exercise of outstanding options, vesting of outstanding restricted stock units, conversion of existing preferred stock and exercise of preferred stock warrants.  Such issuances of Common Stock would be significantly dilutive to our existing common stockholders.

As of March 31, 2013, there were 5,780 shares of Series C-12 Preferred Stock, 500 shares of Series C-22 Preferred Stock and 4,608 shares of Series D-12 Preferred Stock issued and outstanding, as well as warrants to purchase up to 10,146 shares of Series C-22 Preferred Stock. In light of the conversion rate of our preferred stock (approximately 213,083 shares of common stock are issuable upon the conversion of one share of Series C-12 Preferred Stock, Series C-22 Preferred Stock or Series D-12 Preferred Stock), the conversion of such a large number of preferred shares (including shares issuable upon the exercise of the Series C-22 Warrants) would require us to issue approximately 4.5 billion shares of common stock, would dilute the ownership of our existing stockholders and would provide the preferred investors with a sizeable interest in the Company. In addition to the outstanding preferred stock and outstanding preferred stock warrants, there are options and restricted stock units outstanding and we would be required to issue approximately 0.6 billion shares of common stock upon the exercise of such options and the vesting of such restricted stock units; this would further dilute the ownership of our existing stockholders.

Giving effect to the potential exercise of outstanding options, vesting of outstanding restricted stock units, exercise of the outstanding preferred warrants, and assuming the conversion of all preferred stock into common stock at the current conversion rate, we would have approximately 5.1 billion shares of common stock issued and outstanding, although the issuance of the common stock upon the conversion of our preferred stock is limited by a 9.999% beneficial ownership cap for each preferred stockholder. With approximately 30.5 million shares of common stock issued and outstanding as of May 6, 2013, the issuance of 5.1 billion shares of common stock underlying the preferred stock, warrants to purchase shares of preferred stock, restricted stock units and options would represent approximately 99% dilution to our existing stockholders. It is possible that our current stock price does not reflect our fully diluted and as-converted capital structure, which means that the conversion of preferred stock into common stock could significantly reduce our stock price.

ITEM 6.EXHIBITS

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

____________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company

Date:  May 13, 2013

/s/ George F. Tidmarsh

George F. Tidmarsh, M.D., Ph.D.
President, Chief Executive Officer and Secretary (As Principal Executive, Financial and Accounting Officer)