Form 10-Q
period 2013-06-30
LA JOLLA PHARMACEUTICAL CO
filed 2013-07-19
CIK 920465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding at July 17, 2013 was 30,486,228.

LA JOLLA PHARMACEUTICAL COMPANY

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Balance Sheets

(in thousands, except share and par value amounts)

	June 30, 2013 (Unaudited)	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,842	$3,405
Restricted cash	37	—
Prepaids and other current assets	67	25
Total current assets	1,946	3,430
Equipment and furnishings, net	37	—
	$1,983	$3,430
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$176	$92
Accrued expenses	91	107
Accrued payroll and related expenses	41	17
Total current liabilities	308	216
Commitments
Stockholders’ equity:
Common stock, $ 0.0001 par value; 12,000,000,000 shares authorized, 30,486,228 and 14,267,383 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	3	1
Series C-1[2] Convertible Preferred Stock, $ 0.0001 par value; 11,000 shares authorized, 6,214 and 5,792 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	6,214	5,792
Series C-2[2] Convertible Preferred Stock, $ 0.0001 par value; 22,000 shares authorized, 530 and 500 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	530	500
Series D-1[2] Convertible Preferred Stock, $ 0.0001 par value; 5,134 shares authorized, 4,568 and 4,615 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	4,568	4,615
Additional paid-in capital	445,090	439,672
Accumulated deficit	(454,730)	(447,366)
Total stockholders’ equity	1,675	3,214
	$1,983	3,430

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Unaudited Condensed Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expenses:
Research and development	$700	$336	$1,355	$370
General and administrative	2,463	2,877	6,011	3,514
Total expenses	3,163	3,213	7,366	3,884
Loss from operations	(3,163)	(3,213)	(7,366)	(3,884)
Other income (expense):
Adjustments to fair value of derivative liabilities	—	(4,485)	—	1,469
Other income (expense), net	1	1	2	2
Net loss	(3,162)	(7,697)	(7,364)	(2,413)
Preferred stock dividends	(562)	(76)	(562)	(76)
Net loss attributable to common stockholders	$(3,724)	$(7,773)	$(7,926)	$(2,489)
Net loss per share basic and diluted	$(0.14)	$(0.67)	$(0.35)	$(0.36)
Shares used in computing basic and diluted net loss per share	27,515	11,603	22,545	6,886

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(7,364)	$(2,413)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	5,825	2,710
Gain on adjustment to fair value of derivative liabilities	—	(1,469)
Depreciation expense	1	—
Changes in operating assets and liabilities:
Restricted cash	(37)	—
Prepaids and other current assets	(42)	(37)
Accounts payable and accrued expenses	68	(30)
Accrued payroll and related expenses	24	5
Net cash used for operating activities	(1,525)	(1,234)
Investing Activities
Purchase of equipment and furnishings	(38)	—
Net cash used for investing activities	(38)	—
Net decrease in cash and cash equivalents	(1,563)	(1,234)
Cash and cash equivalents at beginning of period	3,405	5,040
Cash, cash equivalents at end of period	$1,842	$3,806
Supplemental disclosure of cash flow information:
Non-cash investing and financing activity
Conversion of Series C-1[2] and D-1[2] Preferred Stock into common stock	$58	$47
Dividends paid in Series C-1[2] and C-2[2] Preferred Stock	$463	$374

See accompanying notes to the condensed financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Condensed Financial Statements

(Unaudited)

June 30, 2013

1. Basis of Presentation

The accompanying unaudited condensed financial statements of La Jolla Pharmaceutical Company (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the SEC on April 1, 2013. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2013, and the consolidated results of our operations for the three and six months ended June 30, 2013 and the consolidated cash flows for the six months ended June 30, 2013. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

Liquidity

As we use our current cash balances and due to the expansion of the GCS-100 Phase 2 clinical trial, we will need additional capital. We continue to look for alternative sources of funding which, even if available, may be on terms substantially less favorable than current market conditions.  Currently we have $10.1 million of outstanding warrants for preferred shares that are in-the-money but do not have a required exercise.  If we are unable to raise adequate capital, we may be required to delay our clinical development of GCS-100, LJPC-501 and other research and development operations.

Net Loss Per Share

Basic and diluted net  loss per share is computed using the weighted-average number of common shares outstanding during the periods. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted-average number of common shares and common stock equivalents outstanding for the period issuable upon the conversion of preferred stock and exercise of stock options and warrants. These common stock equivalents are included in the calculation of diluted EPS only if their effect is dilutive. There is no difference between basic and diluted net loss per share for the three and six months ended June 30, 2013, as potentially dilutive securities have been excluded from the calculation of diluted net loss per common share because the inclusion of such securities would be antidilutive.  As of June 30, 2013 and December 31, 2012, an aggregate of 5.2 billion and 4.5 billion potentially dilutive common shares, respectively, related to the outstanding preferred stock, stock options, restricted stock units and warrants were excluded from the diluted loss per share.

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

—	Level 1 — Quoted prices in active markets for identical assets or liabilities.

—

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

—	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of June 30, 2013 and December 31, 2012, the Company did not have any assets or liabilities recorded at fair value on a recurring basis.

3. Stockholders’ Equity

Common Stock

During the six months ended June 30, 2013, the Company issued a total of 16,218,845 shares of common stock: (i) of which 2,663,114 shares were issued upon the conversion of Series C-12 Preferred; (ii)  10,095,731 shares were issued upon the conversion of  Series D-12 Preferred; (iii)  800,000 shares of unregistered common stock were issued to our President and Chief Executive Officer; (iv) 300,000 shares of unregistered common stock were issued to a director; (v) 700,000 shares of unregistered common stock were issues to two employees; (vi)  200,000 shares of restricted stock issued to one employee and (vii) 1,460,000 shares were issued upon the vesting of restricted stock units.

         The 1,800,000 shares were issued during April 2013 and vested immediately.  The share-based compensation expense related to these shares during the three months and six months ended June 30, 2013 is $112,000 and $121,000 for general and administrative expenses respectively, and share-based compensation expense during the three months and six months ended June 30, 2013 is $32,000 and $35,500 for research and development expenses respectively

Preferred Stock

As of June 30, 2013, the Company’s Board of Directors is authorized to issue 8,000,000 shares of preferred stock, with a par value of $0.0001 per share, in one or more series, of which 11,000 are designated Series C-12 Preferred, 22,000 are designated Series C-22 Preferred, 5,134 are designated Series D-12 Preferred, and 10,868 are designated Series D-22 Preferred. As of June 30,

2013, 6,214 shares of Series C-12 Preferred, 530 shares of Series C-22 Preferred and 4,568 shares of Series D-12 Preferred were issued and outstanding.

On May 25, 2013 the Company paid dividends in kind to holders of the Series C-12 Preferred and Series C-22 Preferred. The Series C-12 Preferred and Series C-22 Preferred received 433 and 30 shares, respectively, of the corresponding preferred. In addition to the payment of dividends on May 25, 2013, there have been 98 shares of Series C-12 and C-22 Preferred accrued during the period from May 26, 2013 until June 30, 2013.

From January 1, 2013 through June 30, 2013, there were 11 shares of Series C-12 Preferred and 47 shares of Series D-12 Preferred converted into 2,663,114 and 10,095,731 shares of common stock, respectively.

Warrants

In connection with the Company’s public offering of shares of Common Stock and warrants to purchase shares of Common Stock in May 2008, the Company issued warrants to purchase 390 shares of the Company’s Common Stock. The warrants were immediately exercisable upon grant, had an exercise price of $21,500 per share and remained exercisable for five years. On May 12, 2013 the 390 warrants issued in the May 2008 public offering expired. As of June 30, 2013, there were no warrants outstanding.

Stock Options

The Company’s share-based plans permit the grant of stock options (both incentive and nonqualified stock options), restricted stock and restricted stock units to certain employees, directors and consultants.

The following table summarizes share-based compensation expense related to stock options by expense category (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Research and development	$251	$248	$647	$248
General and administrative	1,892	2,462	4,962	2,462
Share-based compensation expense included in operating expenses	$2,143	$2,710	$5,609	$2,710

 As of June 30, 2013 there was approximately $22.1 million of unrecognized stock option share-based compensation expense. This expense is currently expected to be recognized over a weighted average period of approximately 2.6 years. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional share-based awards.

A summary of the Company’s stock option activity and related data for the three months ended June 30, 2013 is as follows:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2012	592,230,567	$0.0655
Granted	—	—
Forfeited/Expired	2	148,500
Balance at June 30, 2013	592,230,565	$0.0655

Restricted Stock

In April 2013, the Company issued an aggregate of 200,000 shares of restricted stock to an employee. The shares were issued under the 2010 Plan and vest quarterly beginning on January 14, 2013. These shares are subject to a reacquisition right if the services of the holder are terminated during the vesting period.  No consideration is paid for the redemption of the shares under the reacquisition right, but the holder is required to return to the Company any cash dividends paid or payable with respect to the shares. The grant date fair value is the market value on the grant date multiplied by the number of shares granted and share-based compensation expense is recognized on a straight-line basis over the vesting period. The share-based compensation expense during the three months and six months ended June 30, 2013 is $7,000 for research and development expenses. The remaining unamortized share-based compensation expense for research and development to be recognized over the next seven months is $9,000.

Restricted Stock Units

The share-based compensation expense during the three and six months ended June 30, 2013 by expense category was zero and $52,000 for general and administrative expenses respectively. The share-based compensation during the three and six months ended June 30, 2013 was $53 and $110 for research and development expenses, respectively. The remaining unamortized share-based compensation expense to be recognized over the remaining service period for the restricted stock units is $544.

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

Overview

La Jolla Pharmaceutical Company is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapeutics for chronic organ failure and cancer. Our drug development efforts are focused on two product candidates: GCS-100 and LJPC-501. GCS-100 targets the galectin-3 protein, which, when overproduced by the human body, has been associated with chronic organ failure and cancer. In January 2013, we initiated a Phase 1/2 clinical trial with GCS-100 for the treatment of chronic kidney disease (“CKD”). The Phase 1 portion of the clinical trial was successfully completed on May 6, 2013. After analysis of the data from the Phase 1/2 clinical study we decided to suspend the Phase 2 portion and expanded it to a three arm randomized 117 patient Phase 2 clinical study. We have started the Phase 2 randomized single blinded clinical trial of GCS-100 for the treatment of CKD.  LJPC-501 is a peptide agonist of the renin-angiotensin system, which is designed to help restore kidney function in patients with hepatorenal syndrome (“HRS”). We filed an Investigational New Drug Application (“IND”) with the Food and Drug Administration (“FDA”) for LJPC-501 on May 31 2013, received acceptance to move forward with our planned Phase 1 clinical trial  and plan to initiate the Phase 1 clinical trial in HRS by the end of 2013. On July 12, 2013 the company received and “Orphan Drug Designation” form the FDA Office of Orphan Products Development for LJPC-0712 for treatment on Niemann-Pick type C disease.  LJPC-0712 is commonly known as allopregnanolone, a neurosteriod present in the blood and brain.  We also plan to evaluate other opportunities for potential product candidates for the treatment of unmet medical needs.

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

Current Clinical Study

In December 2012, we announced that the FDA’s Division of Cardiovascular and Renal Products had accepted our IND, which included a clinical trial protocol designed to study GCS-100 in patients with CKD. In January 2013, we initiated a Phase 1/2 clinical trial with GCS-100 in patients with CKD. The trial is designed in two parts. Part A (Phase 1) will evaluate the safety of single, ascending doses of GCS-100 and determine a maximum tolerated dose. Part B (Phase 2) will evaluate the safety and activity of multiple doses of GCS-100. Part B is designed to measure activity and will include various markers of kidney function. Part A of the clinical trial has been completed and Part B has been suspended.

Part B of the Phase 1/2 trial was suspended after analysis of the Phase 1 data in order to move forward with a new Phase 2 randomized single blinded clinical study of GCS-100 for the treatment of CKD.  The Phase 2 clinical trial will dose up to 117 patients weekly up to eight weeks randomized 1:1:1 in three dosing groups, placebo, 1.5 mg/m2, and 30 mg/m2, with the primary endpoint being change in eGFR from baseline compared to placebo and the secondary endpoint being safety. This Phase 2 trial has stared to enroll patients and we expect to receive data from the study during the first quarter of 2014.

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

In February 2013, we conducted a meeting with the FDA to discuss the design for a clinical trial studying LJPC-501 in patients suffering from HRS. Based on feedback from this meeting, we filed an IND on May 31, 2013 and received acceptance to move forward with our planned Phase 1 clinical study  of LJPC-501 for the treatment of HRS.  We plan to initiate the Phase 1 clinical trial of LJPC-501for the treatment of HRS by the end of 2013.

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

Results of Operations

Revenue. There was no revenue for the three and six months ended June 30, 2013 and 2012.

Research and Development Expense. During the three months ended June 30, 2013, we incurred $0.7 million in research and development expense, which was primarily related to costs associated with the Phase 1 clinical study and preparation for the Phase 2 clinical study of GCS-100,  and $0.3 million in stock compensation expense, compared to $0.03 million in research and development expense during the three months ended June 30, 2012, which was primarily related to costs associated with the preclinical study of GCS-100. We expect research and development expenditures to continue to increase going forward as we continue to develop GCS-100 and commence clinical studies of LJPC-501.

During the six months ended June 30, 2013, we incurred $1.4 million in research and development expense, which was primarily related to costs associated with the Phase 1 clinical study of GCS-100, and $0.7 million in stock compensation expense compared to $0.04 million in research and development expense during the six months ended June 30, 2012, which was primarily related to costs associated with the preclinical study of GCS-100.

General and Administrative Expense. During the three months ended June 30, 2013, general and administrative expense decreased to $2.5 million, compared with $2.9 million for the three months ended June 30, 2012. There was a decrease of $0.4 million in general and administrative expenses for the three months ended June 30, 2013 compared to the same period ended June 30, 2012 due to the absence of legal and other fees associated with the reincorporation in California and the 2012 annual shareholders meeting.

During the six months ended June 30, 2013, general and administrative expense increased to $6.0 million, compared with $3.5 million for the six months ended June 30, 2012. The increase is due to an increase in stock compensation expense of $2.5 million for the six months ended June 30, 2013. During the six months ended June 30, 2013 and June 30, 2012 there was $5.5 million and $3.0 million in stock compensation expense, respectively.  After the removal of stock compensation expense, there is no change in general and administrative expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Non-Operating Income and Expense. During the three months ended June 30, 2012, non-operating expense as a result of adjustments to the fair value of derivative liabilities was $4.5 million. During the six months ended June 30, 2012, non-operating income as a result of adjustments to the fair value of derivative liabilities was $1.5 million. All derivative liabilities were removed effective December 31, 2012. The removal of the derivative liabilities was due to the removal of the redemption features, removal of the full-ratchet anti-dilution features of the Series C-12 Preferred, Series C-22 Preferred, and the Series D-12 Preferred and the relinquishment of the Series D-22 Warrants.

Other Income/Expense. Other income and other expense, net, for the three months ended June 30, 2013 was $1,000 compared to $1,000 of income for the three months ended June 30, 2012.

During the six months ended June 30, 2013 other income and other expense, net was $2,000 compared to $2,000 of income for the three months ended June 30, 2012.

Preferred Stock Dividend. We accrued dividends payable in-kind on the outstanding Series C-12 Preferred and Series C-22 Preferred of $0.1 million and $0.1 million for the three and six months ended June 30, 2013, respectively. During the three and six months ended June 30, 2012 we accrued $0.1 million and $0.1 million, respectively, for dividends payable in-kind on the outstanding Series C-12 Preferred.

Liquidity and Capital Resources

From inception through June 30, 2013, we have incurred a cumulative net loss of approximately $454.7 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through June 30, 2013, we have raised approximately $418.0 million in net proceeds from sales of equity securities.

At June 30, 2013, we had $1.8 million in cash, as compared to $3.4 million of cash at December 31, 2012. At June 30, 2013 we had positive working capital of $1.6 million, compared to negative working capital of $10.1 million at June 30, 2012. Prior to December 31, 2012 our working capital had been largely driven by our derivative liability obligations, which have been eliminated entirely as of December 31, 2012. The decrease in cash resulted from the use of our financial resources to fund our general corporate operations.

In February 2013, we signed a lease agreement (that became effective on April 22, 2013) for office space that we moved into on March 23, 2013. From June 2011 until March 2013, we had a short-term lease for temporary office space.

Effective December 31, 2012, our preferred stockholders exercised a portion of their Series C-22 Warrants, which resulted in the Company receiving $500,000 in net proceeds.

As we use our current cash balances and due to the expansion of the GCS-100 Phase 2 clinical trial, we will need additional capital.  We continue to look for alternative sources of funding which, even if available, may be on terms substantially less favorable than current market conditions.  Currently we have $10.1 million of outstanding warrants for preferred shares that are in-the-money but do not have a required exercise.  If we are unable to raise adequate capital, we may be required to delay our clinical development of GCS-100, LJPC-501 and other research and development operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive, financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive, financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our principal executive, financial and accounting officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

I. RISK FACTORS RELATING TO THE COMPANY.

We have only limited assets.

As of June 30, 2013, we had no revenue sources, an accumulated deficit of $454.7 million and available cash and cash equivalents of $1.8 million. Although we acquired the GCS-100 patent estate in January 2012 for nominal consideration, the values of these assets are highly uncertain. As a result, we have only limited assets available to operate and develop our business. We are utilizing our existing cash balances to conduct clinical studies of GCS-100 and LJPC-501, and to evaluate whether or not GCS-100 or LJPC-501 should be developed further. If we determine that GCS-100 or LJPC-501 do not warrant further development, we would have only limited cash and would likely be forced to liquidate the Company. In that event, the funds resulting from the liquidation of our assets, net of amounts payable, would likely return only a small amount, if anything, to our stockholders.

II. RISK FACTORS RELATED SPECIFICALLY TO OUR STOCK.

As of July 17, 2013 we had approximately 30.5 million shares of Common Stock outstanding and currently may be required to issue up to approximately 5.2 billion shares of Common Stock upon the exercise of outstanding options, vesting of outstanding restricted stock units, conversion of existing preferred stock and exercise of preferred stock warrants. Such issuances of Common Stock would be significantly dilutive to our existing common stockholders.

As of June 30, 2013, there were 6,214 shares of Series C-12 Preferred Stock, 530 shares of Series C-22 Preferred Stock and 4,568 shares of Series D-12 Preferred Stock issued and outstanding, as well as warrants to purchase up to 10,146 shares of Series C-22 Preferred Stock. In light of the conversion rate of our preferred stock (approximately 213,083 shares of common stock are issuable upon the conversion of one share of Series C-12 Preferred Stock, Series C-22 Preferred Stock or Series D-12 Preferred Stock), the conversion of such a large number of preferred shares (including shares issuable upon the exercise of the Series C-22 Warrants) would require us to issue approximately 4.6 billion shares of common stock, which would dilute the ownership of our existing stockholders and would provide the preferred investors with a sizeable interest in the Company. In addition to the outstanding preferred stock and outstanding preferred stock warrants, there are options and restricted stock units outstanding and we would be required to issue approximately 0.6 billion shares of common stock upon the exercise of such options and the vesting of such restricted stock units; this would further dilute the ownership of our existing stockholders.

Giving effect to the potential exercise of outstanding options, vesting of outstanding restricted stock units, exercise of the outstanding preferred warrants, and assuming the conversion of all preferred stock into common stock at the current conversion rate, we would have approximately 5.2 billion shares of common stock issued and outstanding, although the issuance of the common stock upon the conversion of our preferred stock is limited by a 9.999% beneficial ownership cap for each preferred stockholder. With approximately 30.5 million shares of common stock issued and outstanding as of July 17, 2013, the issuance of 5.2 billion shares of common stock underlying the preferred stock, warrants to purchase shares of preferred stock, restricted stock units and options would represent approximately 99% dilution to our existing stockholders. It is possible that our current stock price does not reflect our fully diluted and as-converted capital structure, which means that the conversion of preferred stock into common stock could significantly reduce our stock price.

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

La Jolla Pharmaceutical Company

Date: July 19, 2013	/s/ George F. Tidmarsh
George F. Tidmarsh, M.D., Ph.D.
President, Chief Executive Officer and Secretary (As Principal Executive, Financial and Accounting Officer)