Form 10-Q
period 2013-09-30
LA JOLLA PHARMACEUTICAL CO
filed 2013-11-08
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock, $0.0001 par value per share, outstanding at November 6, 2013 was 220,220,368.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
LA JOLLA PHARMACEUTICAL COMPANY
Condensed Balance Sheets
(in thousands, except share and par value amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,700	$3,405
Restricted cash	37	—
Prepaids and other current assets	47	25
Total current assets	10,784	3,430
Equipment and furnishings, net	37	—
	$10,821	$3,430
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$473	$92
Accrued expenses	48	107
Accrued payroll and related expenses	56	17
Total current liabilities	577	216
Commitments
Stockholders’ equity:
Common stock, $ 0.0001 par value; 12,000,000,000 shares authorized, 214,600,860 and 14,267,383 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	21	1
Series C-1[2] Convertible Preferred Stock, $ 0.0001 par value; 11,000 shares authorized, 7,081 and 5,792 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	7,081	5,792
Series C-2[2] Convertible Preferred Stock, $ 0.0001 par value; 22,000 shares authorized, zero and 500 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	500
Series D-1[2] Convertible Preferred Stock, $ 0.0001 par value; 5,134 shares authorized, zero and 4,615 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	4,615
Series F Convertible Preferred Stock, $ 0.0001 par value; 10,000 shares authorized, 3,250 and zero shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	3,250	—
Additional paid-in capital	458,796	439,672
Accumulated deficit	(458,904)	(447,366)
Total stockholders’ equity	10,244	3,214
	$10,821	3,430
See accompanying notes to the condensed financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Unaudited Condensed Statements of Comprehensive Loss
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expenses:
Research and development	$948	$474	$2,303	$844
General and administrative	3,225	2,974	9,238	6,485
Total expenses	4,173	3,448	11,541	7,329
Loss from operations	(4,173)	(3,448)	(11,541)	(7,329)
Other income (expense):
Adjustments to fair value of derivative liabilities	—	1,227	—	2,696
Other income (expense), net	1	(1)	3	1
Net loss	(4,172)	(2,222)	(11,538)	(4,632)
Preferred stock dividends	(337)	(205)	(801)	(281)
Net loss attributable to common stockholders	$(4,509)	$(2,427)	$(12,339)	$(4,913)
Net loss per share basic and diluted	$(0.11)	$(0.18)	$(0.43)	$(0.55)
Shares used in computing basic and diluted net loss per share	41,374	13,253	28,891	8,995
See accompanying notes to the condensed financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Unaudited Condensed Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(11,538)	$(4,632)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	8,568	5,672
Gain on adjustment to fair value of derivative liabilities	—	(2,696)
Depreciation expense	3	—
Changes in operating assets and liabilities:
Prepaids and other current assets	(22)	20
Accounts payable and accrued expenses	322	(52)
Accrued payroll and related expenses	39	11
Net cash used for operating activities	(2,628)	(1,677)
Investing Activities
Purchase of equipment and furnishings	(40)	—
Restricted cash	(37)	—
Net cash used for investing activities	(77)	—
Financing Activities
Net proceeds from the issuance of common stock	6,750	—
Proceeds from the issuance of series F convertible preferred stock	3,250	—
Net cash provided by financing activities	10,000	—
Net increase (decrease) in cash and cash equivalents	7,295	(1,677)
Cash and cash equivalents at beginning of period	3,405	5,040
Cash, cash equivalents at end of period	$10,700	$3,363
Supplemental disclosure of cash flow information:
Non-cash investing and financing activity
Dividends paid in Series C-1[2] and C-2[2] preferred stock	$801	$655
Exchange of Series C-2[2] for Series C-1[2] preferred stock	$557	$—
Redemption of Series D-1[2] preferred stock and Series C-2[2] preferred stock warrants	$4,568	$—
Conversion of Series C-1[2] and D-1[2] preferred stock into common stock	$58	$46
Issuance of Series D-1[2] preferred stock	$—	$3,611
See accompanying notes to the condensed financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Notes to Condensed Financial Statements
(Unaudited)
September 30, 2013
1. Basis of Presentation
The accompanying unaudited condensed financial statements of La Jolla Pharmaceutical Company (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the SEC on April 1, 2013. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2013, and the consolidated results of our operations for the three and nine months ended September 30, 2013 and the consolidated cash flows for the nine months ended September 30, 2013. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Significant Events for 2013

On September 24, 2013, the Company entered into a Securities Purchase Agreement with the purchasers thereto (the “Securities Purchase Agreement”), pursuant to which the Company agreed to sell, for an aggregate price of $10 million, approximately 96,431,000 shares of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”), at a price of $0.07 per share (the “Common Shares”) and approximately 3,250 shares of Series F Convertible Preferred Stock at a price of $1,000 per share (the “Preferred Shares” and, together with the Common Shares, the “Shares”) (the “Private Placement”). The Private Placement closed on September 27, 2013, subject to customary closing conditions (the “Closing”). The estimated proceeds to the Company, net of commissions, was approximately $9.7 million.
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
Net Loss Per Share
Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the periods. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted-average number of common shares and common stock equivalents outstanding for the period issuable upon the conversion of preferred stock and exercise of stock options and warrants. These common stock equivalents are included in the calculation of diluted EPS only if their effect is dilutive. There is no difference between basic and diluted net loss per share for the three and nine months ended September 30, 2013, as potentially dilutive securities have been excluded from the calculation of diluted net loss per common share because the inclusion of such securities would be antidilutive.  As of September 30, 2013 and December 31, 2012, an aggregate of 657 million and 4.5 billion potentially dilutive common shares, respectively, related to the outstanding preferred stock, stock options, restricted stock units and warrants were excluded from the diluted loss per share.
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
As of September 30, 2013 and December 31, 2012, the Company did not have any assets or liabilities recorded at fair value on a recurring basis.
3. Securities Purchase Agreement

On September 24, 2013, the Company entered into a Securities Purchase Agreement with the purchasers thereto (the “Securities Purchase Agreement”), pursuant to which the Company agreed to sell, for an aggregate price of $10 million, approximately 96,431,000 shares of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”), at a price of $0.07 per share (the “Common Shares”) and approximately 3,250 shares of Series F Convertible Preferred Stock at a price of $1,000 per share (the “Preferred Shares” and, together with the Common Shares, the “Shares”) (the “Private Placement”). The Private Placement closed on September 27, 2013, subject to customary closing conditions (the “Closing”). The estimated proceeds to the Company, net of commissions, was approximately $9.7 million.

Pursuant to the Securities Purchase Agreement, the Company designated a new series of preferred stock prior to the Closing: its Series F Convertible Preferred Stock (the “Series F Preferred”). The Series F Preferred is convertible into Common Stock at a conversion price equal to $1,000 divided by 14,285, with the conversion right for each holder subject to a “blocker” with respect to such holders’ beneficial ownership, with each such “blocker” initially set at 9.999% . This blocker may be increased or decreased by a holder of Series F Preferred upon providing 61 days’ prior written notice to the Company. The Series F Preferred will have no preferential dividend rights and is generally non-voting. The Series F Preferred has a liquidation preference that is senior to the Common Stock, but is pari passu with the Company’s Series C-12 Preferred (defined below). This liquidation preference entitles the holder of Series F Preferred stock to receive, in a merger, liquidation or certain other extraordinary transactions, cash or property in an amount up to the face value of the shares ($1,000 per share), as set forth in the Certificate of Determination for the Series F Preferred (the “Certificate of Determination”). A copy of the Certificate of Determination was filed as Exhibit 4.1, to the Company's 8-K filed with the SEC on September 25, 2013, the terms of which are incorporated herein by reference.

The Shares were issued in a private placement transaction that is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and pursuant to Rule 506 under the Securities Act. Each of the purchasers has represented that it is an accredited investor and that it is acquiring the Shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

The foregoing is a summary of the terms of the Securities Purchase Agreement and does not purport to be complete and is qualified in its entirety by reference to the full text of the Securities Purchase Agreement, a copy of which was filed as Exhibit 10.1, to the Company's 8-K filed with the SEC on September 25, 2013 and is incorporated by reference herein.

Use of Proceeds

The Company plans to use the proceeds from the Private Placement to advance the programs currently under development in its pipeline, including the Phase 2 clinical study of GCS-100 in chronic kidney disease and the Phase 1 clinical study of LJPC-501 in hepatorenal syndrome.

Amendment and Restatement of Articles of Incorporation

As a condition to Closing, the holders of a majority of the issued and outstanding Common Stock and the holders of the Series C-12 Convertible Preferred Stock (the “Series C-12 Preferred”) have approved the amendment and restatement of the Company’s Articles of Incorporation, in substantially the form attached as Exhibit 4.2 to the Company's 8-K filed with the SEC on September 25, 2013 (the “Amended and Restated Articles”). Upon the filing of the Amended and Restated Articles with the California Secretary of State, the following series of preferred stock will be eliminated: Series C-22 Convertible Preferred Stock (the “Series C-22 Preferred”); Series D-12 Convertible Preferred Stock (the “Series D-12 Preferred”) and Series D-22 Convertible Preferred Stock (the “Series D-22 Preferred” and, together with the Series C-12 Preferred, Series C-22 Preferred and Series D-12 Preferred, the “Existing Preferred”). As a result of the elimination of these series of preferred stock, only the Series C-12 Preferred and Series F Preferred will remain designated as preferred stock of the Company.

Additionally, the Amended and Restated Articles: (i) increase the “Conversion Price” for the Series C-12 Preferred, resetting it to $1,000 divided by 86,202; and (ii) remove certain Series C-12 Preferred rights, preferences, privileges and restrictions originally contained in the Articles of Incorporation, including: (a) all rights of the Holders to dividends accruing under Article IV(d)(2) of the Company’s Articles of Incorporation, to the extent such dividends otherwise would have accrued on or after September 24, 2013; (b) certain protective provisions; and (c) limitations on conversion into Common Stock set forth in Article IV(d)(3)(C)(i) of the Articles of Incorporation. The complete terms of the Amended and Restated Articles are set forth in Exhibit 4.2, of the Company's 8-K filed with the SEC on September 25, 2013 the terms of which are incorporated herein by reference.

The Company obtained approval of the Amended and Restated Articles by the holders of the Existing Preferred pursuant to the Consent Agreement (defined below) and obtained approval by the holders of the Common Stock by way of an action by written consent that was executed prior to Closing. Subject to such approval, the Company expects to file the Amended and Restated Articles after an Information Statement on Schedule 14C has been prepared and distributed to the Company’s shareholders, pursuant to the Securities Exchange Act of 1934, as amended, and the California General Corporation Law.

Consent and Waiver Agreement

On September 24, 2013, the Company entered into a Consent and Waiver Agreement (the “Consent Agreement”) with the holders of the Existing Preferred (the “Holders”). Pursuant to the Consent Agreement, the Holders agreed to tender to the Company for nominal consideration shares of Series D-12 Preferred, as well as all warrants to purchase shares of Existing Preferred. As a result of this repurchase, and after giving effect to the transactions contemplated in the Exchange Agreement (described below), the Series C-12 Preferred is the only series of preferred stock that remained outstanding prior to the Closing and, as of the Closing, no purchase rights existed for the Existing Preferred.

Also in the Consent Agreement, the Holders consented to the transactions contemplated under the Securities Purchase Agreement and agreed to waive the following rights appurtenant to the Series C-12 Preferred: (i) all rights of the Holders to dividends accruing under Article IV(d)(2) of the Company’s Articles of Incorporation, to the extent such dividends otherwise would have accrued on or after September 24, 2013; (ii) the limitations on conversion set forth in Article IV(d)(3)(C)(i) of the Articles of Incorporation; and (iii) the protective provisions set forth in Article IV(d)(11) of the Articles of Incorporation, to the extent applicable .

Additionally, the Holders agreed in the Consent Agreement to increase the conversion price for the Series C-12 Preferred, notwithstanding the conversion price set forth in the Company’s Articles of Incorporation, such that the Conversion Price shall equal $1,000 divided by 86,202. This increase of the conversion price will remain in effect until the Amended and Restated Articles are filed with the California Secretary of State, at which time the conversion price set forth in the Company’s charter documents will again control the conversion of the Series C-12 Preferred.

A copy of the Consent Agreement was filed as Exhibit 10.2, to the Company's 8-K filed with the SEC on September 25, 2013 the terms of which are incorporated by reference herein.

Exchange Agreement

On September 24, 2013, the Company also entered into an Exchange Agreement (the “Exchange Agreement”) with the Holders. Pursuant to the Exchange Agreement, the Holders exchanged a total of approximately 557 shares of Series C-22 Preferred for approximately 557 shares of Series C-12 Preferred Stock (the “Exchange Shares”). The terms of the Series C-12 Preferred are substantially similar in all respects to the Series C-22 Preferred and the exchange of the Series C-22 Preferred eliminated all outstanding shares and allowed for the removal of this series of preferred stock.

The Company issued the Exchange Shares in a transaction exempt from the registration requirements of the Securities Act by virtue of the exemption provided for in Section 3(a)(9) of the Act for securities exchanged by the issuer with an existing security holder. No commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

4. Stockholders’ Equity
Common Stock
During the nine months ended September 30, 2013, the Company issued a total of 200,333,477 shares of common stock of which: (i) 2,663,114 shares were issued upon the conversion of Series C-12 Preferred; (ii)  10,095,731 shares were issued upon the conversion of  Series D-12 Preferred; (iii)  800,000 shares of unregistered common stock were issued to our President and Chief Executive Officer; (iv) 300,000 shares of unregistered common stock were issued to a director; (v) 700,000 shares of unregistered common stock were issued to two employees; (vi)  200,000 shares of restricted stock were issued to one employee; (vii) 2,000,000 shares were issued upon the vesting of restricted stock units; (viii) 87,142,857 shares of restricted stock were issued to management as a result of the Private Placement and (ix) 96,431,775 shares of restricted stock were issued to current and new investors as a result of the Private Placement.
Preferred Stock
As of September 30, 2013, the Company’s Board of Directors is authorized to issue 8,000,000 shares of preferred stock, with a par value of $0.0001 per share, in one or more series, of which 11,000 are designated Series C-12 Preferred, 22,000 are designated Series C-22 Preferred, 5,134 are designated Series D-12 Preferred, 10,868 are designated Series D-22 Preferred and 10,000 are designated Series F Preferred. As of September 30, 2013, 7,081 shares of Series C-12 Preferred and 3,250 shares of Series F Preferred were issued and outstanding.
On September 24, 2013 the Company entered into a Securities Purchase Agreement in which it issued shares of a new series of convertible preferred stock. The new series of preferred stock was designated as Series F Convertible Preferred Stock ("Series F Preferred"). As a result of the Private Placement the company issued 3,250 shares of Series F Preferred. The Series F Preferred is convertible into shares of common stock at a conversion rate of 14,285 shares of common stock for each share of Series F Preferred. There are no dividends on the Series F Preferred but there is a 9.999% conversion blocker and a liquidation preference for the face value of $1,000 per share.
Also on September 24, 2013 the Company paid dividends in kind to holders of the Series C-12 Preferred and Series C-22 Preferred. The Series C-12 Preferred and Series C-22 Preferred received 311 and 27 shares, respectively, of the corresponding preferred.
On May 25, 2013 the Company paid dividends in kind to holders of the Series C-12 Preferred and Series C-22 Preferred. The Series C-12 Preferred and Series C-22 Preferred received 433 and 30 shares, respectively, of the corresponding preferred.

From January 1, 2013 through September 30, 2013, there were 11 shares of Series C-12 Preferred and 47 shares of Series D-12 Preferred converted into 2,663,114 and 10,095,731 shares of common stock, respectively.
On September 24, 2013 the Company entered into an Exchange Agreement with certain preferred holders (See Note 3).
Warrants
In connection with the Company’s public offering of shares of Common Stock and warrants to purchase shares of Common Stock in May 2008, the Company issued warrants to purchase 390 shares of the Company’s Common Stock. The warrants were immediately exercisable upon grant, had an exercise price of $21,500 per share and remained exercisable for five years. On May 12, 2013 the 390 warrants issued in the May 2008 public offering expired. As of September 30, 2013, there were no warrants outstanding.
Share-Based Compensation
Share-Based Compensation Plan
On September 24, 2013 a majority of the shareholders of the Company signed a written consent in lieu of a meeting (the "Written Consent"). The Written Consent approved and adopted an equity compensation plan entitled the 2013 Equity Incentive Plan (the “2013 Equity Plan”). The 2013 Equity Plan is an omnibus equity compensation plan that permits the issuance of various types of equity-based compensation, including options, stock awards, stock appreciation rights and restricted stock units, as well as cash awards, to employees, directors and eligible consultants of the Company. The 2013 Equity Plan has a ten-year term and, subject to shareholder approval as provided under Section 422 of the Internal Revenue Code of 1986, as amended, will permit the issuance of incentive stock options. The administrator under the plan has broad discretion to establish the terms of awards, including the size, term, exercise price (if applicable) and applicable vesting conditions.
Stock Options
The Company’s share-based plans permit the grant of stock options (both incentive and nonqualified stock options), restricted stock and restricted stock units to certain employees, directors and consultants.
The following table summarizes share-based compensation expense related to stock options by expense category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development	$250	$267	$897	$503
General and administrative	1,892	2,384	6,854	4,527
Stock option share-based compensation expense included in operating expenses	$2,142	$2,651	$7,751	$5,030
As of September 30, 2013 there was no unrecognized stock option share-based compensation expense. If there are any modifications or cancellations of underlying unvested share-based awards, we may be required to accelerate, increase or cancel remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional share-based awards.
On September 24, 2013 the Company canceled 592,230,471 stock options to an officer, a director and an employee which were granted on April 10, 2012. The stock options were replaced with restricted stock awards ("RSAs"). On September 24, 2013 the options were revalued and the new RSAs granted were valued in accordance with modification guidance for share-based compensation expense. Share-based compensation expense continued to be recognized until September 24, 2013, at which point the remaining $17,000,000 of unrecognized share-based compensation expense at the time of modification was attributed to the new RSAs and there is no further stock option share-based compensation expense to be recognized as of September 30, 2013.
A summary of the Company’s stock option activity and related data for the nine months ended September 30, 2013 is as follows:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2012	592,230,567	$0.0655
Granted
Forfeited/Expired	(5)	88,740
Canceled	(592,230,471)	0.0655
Balance at September 30, 2013	91	$16,192
Restricted Stock
On September 24, 2013, the Company issued restricted stock awards RSAs of 66,352,429 to an officer, 3,981,146 to a director and 16,809,282 to three employees. The grant to the officer, director and one of the employees are for the replacement of canceled stock options and RSUs granted on September 24, 2012, which is a result of the capital restructuring that took place on September 24, 2013. The RSAs were granted outside of the 2013 Equity Plan but are governed in all respects by the 2013 Equity Plan. Vesting terms of the RSAs granted on September 24, 2013 can be found in our 8-K filed with the SEC on September 25, 2013.
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
The grant date fair value is the market value on the grant date multiplied by the number of shares granted and share-based compensation expense is recognized on a straight-line basis over the vesting period. The share-based compensation expense for restricted stock during the three and nine months ended September 30, 2013 is $7,000 and $51,000 for research and development expenses, respectively. The remaining unamortized share-based compensation expense for research and development to be recognized over the next 20 months is $1,900,000. The share-based compensation expense during the three and nine months ended September 30, 2013 is $593,000 and $714,000 for general and administrative expenses, respectively. The remaining unamortized share-based compensation expense for general and administrative to be recognized over the next 38 months is $17,000,000.
Restricted Stock Units
The share-based compensation expense during the three and nine months ended September 30, 2013 by expense category was zero and $52,000 for general and administrative expenses respectively. The share-based compensation expense during the three and nine months ended September 30, 2013 was $47 and $157 for research and development expenses, respectively. On September 24, 2013 the Company canceled 10,375,111 RSUs that were granted on April 10, 2012 to a director and an employee. As a result of the modification the remaining unamortized share-based compensation expense to be recognized over the remaining service period for the restricted stock units was transferred to the new RSAs and as of September 30, 2013 there is no unamortized share-based compensation expense relating to restricted stock units to be recognized.
The following table summarizes all share-based compensation expense related to stock options, restricted stock and restricted stock units by expense category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development
Stock options	$250	$267	$897	$503
Restricted stock	7	12	51	23
Restricted stock units	—	—	—	—
General and administrative
Stock options	1,892	2,384	6,854	4,527
Restricted stock	593	46	714	86
Restricted stock units	—	253	52	533
Share-based compensation expense included in operating expenses	$2,742	$2,962	$8,568	$5,672

5. 401(k) Plan
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

7. Subsequent Events
On October 14, 2013, the Company appointed Saiid Zarrabian an existing director of the Company as chairman of the board and also appointed two additional independent directors to its board. Mr. Craig Johnson and Ms. Laura L. Douglass joined the board of directors; the board now has four directors three of whom are independent directors.
From September 30, 2013 to November 6, 2013 there where approximately 65 shares of Series C-12 Preferred converted into 5,619,508 shares of common stock.

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
Overview
La Jolla Pharmaceutical Company is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapeutics for chronic organ failure and cancer. Our drug development efforts are focused on two product candidates: GCS-100 and LJPC-501. GCS-100 targets the galectin-3 protein, which, when overproduced by the human body, has been associated with chronic organ failure and cancer. In January 2013, we initiated a Phase 1/2 clinical trial with GCS-100 for the treatment of chronic kidney disease or CKD. The Phase 1 portion of the clinical trial was successfully completed on May 6, 2013. After analysis of the data from the Phase 1/2 clinical study we decided to suspend the Phase 2 portion and expanded it to a three arm randomized 117 patient Phase 2 clinical study. We have started the Phase 2 randomized single blinded clinical trial of GCS-100 for the treatment of CKD.  LJPC-501 is a peptide agonist of the renin-angiotensin system, which is designed to help restore kidney function in patients with hepatorenal syndrome or HRS. We filed an Investigational New Drug Application or IND with the Food and Drug Administration or FDA for LJPC-501 on May 31, 2013, and received acceptance to move forward with our planned Phase 1 clinical trial and plan to initiate the Phase 1 clinical trial in HRS by the end of 2013.
GCS-100 Overview
GCS-100 is a complex polysaccharide derived from pectin that binds to, and blocks the activity of galectin-3, a type of galectin. Galectins are a member of a family of proteins in the body called lectins. These proteins interact with carbohydrate sugars located in, on the surface of, and in between cells. This interaction causes the cells to change behavior, including cell movement, multiplication, and other cellular functions. The interactions between lectins and their target carbohydrate sugars occur via a carbohydrate recognition domain, or CRD, within the lectin. Galectins are a subfamily of lectins that have a CRD that bind specifically to beta-galactoside sugar molecules.
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
Part B of the Phase 1/2 trial was suspended after analysis of the Phase 1 data in order to move forward with a new Phase 2 randomized single blinded clinical study of GCS-100 for the treatment of CKD.  The Phase 2 clinical trial will dose up to 117 patients weekly up to eight weeks randomized 1:1:1 in three dosing groups, placebo, 1.5 mg/m2, or milligrams per meter squared, and 30 mg/m2, with the primary endpoint being change estimated glomerular filtration rate ("eGFR") from baseline compared to placebo and the secondary endpoint being safety. This Phase 2 trial has stared to enroll patients and we expect to receive data from the study during the first half of 2014.
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
HRS is categorized into two types, based on the rapidity of the progression of renal failure as measured by a marker called serum creatinine. Type 1 HRS is the more rapidly progressing type and is characterized by a 100% increase in serum creatinine to > 2.5 mg/dL, or milligrams per deciliter, within two weeks. Fewer than 10% of people with Type 1 HRS survive hospitalization, and the median survival is only a few weeks. Type 2 HRS is slower progressing, with serum creatinine rising gradually; however, patients with Type 2 HRS can develop sudden renal failure and progress to Type 1 HRS. Although ascites occurs in both Type 1 and Type 2 HRS, recurrent ascites is a major clinical characteristic of Type 2 HRS patients, and median survival is only four to six months. We estimate that HRS affects an estimated 90,000 people in the United States, and most of these patients will die from this disease.
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
Results of Operations
Revenue. There was no revenue for the three and nine months ended September 30, 2013 and 2012.
Research and Development Expense. During the three months ended September 30, 2013, we incurred approximately $0.9 million in research and development expense, which was primarily related to costs associated with the Phase 2 clinical study of GCS-100, the preparation of the Phase 1 clinical study of LJPC-501 and approximately $0.3 million in stock compensation expense, compared to $0.5 million in research and development expense during the three months ended September 30, 2012, which was primarily related to costs associated with the preclinical study of GCS-100. We expect research and development expenditures to continue to increase going forward as we continue to develop GCS-100, commence clinical studies of LJPC-501 and as we continue to develop our pipeline.
During the nine months ended September 30, 2013, we incurred approximately $2.3 million in research and development expense, which was primarily related to costs associated with the Phase 1 clinical study of GCS-100, our current Phase 2 clinical study of GCS-100 the preparation of our Phase 1 clinical study of LJPC-501 and approximately $0.7 million in stock compensation expense compared to approximately $0.8 million in research and development expense during the nine months ended September 30, 2012, which was primarily related to costs associated with the preclinical study of GCS-100.
General and Administrative Expense. During the three months ended September 30, 2013, general and administrative expense was approximately $3.2 million, compared with approximately $3.0 million for the three months ended September 30, 2012. This increase exclusive of share-based compensation expense is due to additions in management, other staffing needs, our move into a full-time office space cost associated with the Private Placement during the three months ended September 30, 2013. During the three months ended September 30, 2013 and September 30, 2012 there was approximately $2.5 million and approximately $2.8 million in stock compensation expense, respectively.
During the nine months ended September 30, 2013, general and administrative expense increased to approximately $9.2 million, compared with approximately $6.5 million for the nine months ended September 30, 2012. This increase exclusive of share-based compensation expense is due to additions in management, other staffing needs, our move into a full-time office space cost associated with the Private Placement during the nine months ended September 30, 2013. During the nine months ended September 30, 2013 and September 30, 2012 there was approximately $7.6 million and approximately $5.1 million in stock compensation expense, respectively.
Non-Operating Income and Expense. During the three months ended September 30, 2012, non-operating income as a result of adjustments to the fair value of derivative liabilities was approximately $1.2 million. During the nine months ended September 30, 2012, non-operating income as a result of adjustments to the fair value of derivative liabilities was approximately $2.7 million. All derivative liabilities were removed effective December 31, 2012. The removal of the derivative liabilities was due to the removal of the redemption features, removal of the full-ratchet anti-dilution features of the Series C-12 Preferred, Series C-22 Preferred, and the Series D-12 Preferred and the relinquishment of the Series D-22 Warrants.
Other Income/Expense. Other income and other expense, net, for the three months ended September 30, 2013 was $1,000 compared to $1,000 of expense for the three months ended September 30, 2012.
During the nine months ended September 30, 2013 other income and other expense, net was $3,000 compared to $1,000 of income for the nine months ended September 30, 2012.
Preferred Stock Dividend. We paid dividends payable-in-kind on the outstanding Series C-12 Preferred and Series C-22 Preferred of $337,000 and $801,000 for the three and nine months ended September 30, 2013, respectively. During the three and nine months ended September 30, 2012 we accrued approximately $0.3 million and approximately $0.3 million, respectively, for dividends payable-in-kind on the outstanding Series C-12 Preferred.
Liquidity and Capital Resources
From inception through September 30, 2013, we have incurred a cumulative net loss of approximately $459 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through September 30, 2013, we have raised approximately $428.0 million in net proceeds from sales of equity securities.
At September 30, 2013, we had approximately $11 million in cash, as compared to approximately $3.4 million of cash at December 31, 2012. At September 30, 2013 we had positive working capital of approximately $10.1 million, compared to negative working capital of approximately $14.9 million at September 30, 2012. Prior to December 31, 2012 our working capital had been largely driven by our derivative liability obligations, which have been eliminated entirely as of December 31, 2012. The decrease in cash resulted from the use of our financial resources to fund our general corporate operations.
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
On September 27, 2013, we closed a Private Placement of $10 million. From the Private Placement we received net proceeds of approximately $9.7 million which we expect to give us sufficient cash reserves for at least eighteen months.
Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4.	CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive, financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive, financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our principal executive, financial and accounting officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
I. RISK FACTORS RELATING TO THE COMPANY.
We have only limited assets.
As of September 30, 2013, we had no revenue sources, an accumulated deficit of $459 million and available cash and cash equivalents of $11 million. Although we acquired the GCS-100 patent estate in January 2012 for nominal consideration, the values of these assets are highly uncertain. As a result, we have only limited assets available to operate and develop our business. We are utilizing our existing cash balances to conduct clinical studies of GCS-100 and LJPC-501, and to evaluate whether or not GCS-100 or LJPC-501 should be developed further. If we determine that GCS-100 or LJPC-501 do not warrant further development, we would have only limited cash and would likely be forced to liquidate the Company. In that event, the funds resulting from the liquidation of our assets, net of amounts payable, would likely return only a small amount, if anything, to our stockholders.
II. RISK FACTORS RELATED SPECIFICALLY TO OUR STOCK.
As of November 6, 2013 we had approximately 220.2 million shares of Common Stock outstanding and currently may be required to issue up to approximately 651 million shares of Common Stock upon the conversion of existing preferred stock. Such issuances of Common Stock would be significantly dilutive to our existing common stockholders.
As of September 30, 2013, there were 7,081 shares of Series C-12 Preferred Stock and 3,250 shares of Series F Preferred Stock issued and outstanding. In light of the conversion rate of our preferred stock (86,202 shares of common stock are issuable upon the conversion of one share of Series C-12 Preferred Stock and 14,285 shares of common stock are issuable upon the conversion of one share of Series F Preferred Stock), the conversion of such a large number of preferred shares would require us to issue approximately 651 million shares of common stock, which would dilute the ownership of our existing stockholders and would provide the preferred investors with a sizable interest in the Company.
Assuming the conversion of all preferred stock into common stock at the current conversion rate, we would have approximately 872 million shares of common stock issued and outstanding, although the issuance of the common stock upon the conversion of our preferred stock is limited by a 9.999% beneficial ownership cap for each preferred stockholder. With approximately 220.2 million shares of common stock issued and outstanding as of November 6, 2013, the issuance of 651 million shares of common stock underlying the preferred stock would represent approximately 75% dilution to our existing stockholders. It is possible that our current stock price does not reflect our fully diluted and as-converted capital structure, which means that the conversion of preferred stock into common stock could significantly reduce our stock price.

ITEM 6.	EXHIBITS

Exhibit Number	Description
4.1	Certificate of Determination of Series F Convertible Preferred Stock (1)
4.2	Form of Amended & Restated Articles of Incorporation (1)
10.1	Securities Purchase Agreement, dated September 24, 2013, by and among the Company and the purchasers named therein (1)
10.2	Consent and Waiver Agreement, dated as of September 24, 2013 (1)
10.3	Exchange Agreement, dated as of September 25, 2013 (1)
10.4	Form of Restricted Stock Agreement (1)*
10.5	2013 Equity Incentive Plan (1)*
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* This exhibit is a management contract or compensatory plan or arrangement.
(1) Previously filed with the company's Current Report on Form 8-K, filed September 25, 2013 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company

Date:	November 8, 2013	/s/ George F. Tidmarsh
George F. Tidmarsh, M.D., Ph.D.
President, Chief Executive Officer and Secretary (As Principal Executive, Financial and Accounting Officer)