Form 10-K
period 2013-12-31
LA JOLLA PHARMACEUTICAL CO
filed 2014-03-31
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number: 0-24274

LA JOLLA PHARMACEUTICAL COMPANY
(Exact name of registrant as specified in its charter)

California	33-0361285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4660 La Jolla Village Drive, Suite 1070, San Diego, California, 92122
(Address of principal executive offices, including Zip Code)
Registrant’s telephone number, including area code: (858) 207-4264

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, Par Value $0.0001 per share
Securities registered pursuant to Section 12(g) of the Act:

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2013 totaled approximately $2,286,465. As of March 21, 2014, there were 7,257,033 shares of the Company’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “intends,” “expects,” “suggests,” “may,” “should,” “potential,” “designed to,” “will” and similar references. Such statements include, but are not limited to, statements about: our ability to successfully develop GCS-100, LJPC-401, LJPC-501 and our other product candidates; the future success of our clinical trials with GCS-100, LJPC-401 and LJPC-501; the timing for the commencement and completion of clinical trials; and our ability to implement cost-saving measures. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: the risk that our clinical trials with GCS-100, LJPC-401 and LJPC-501 may not be successful in evaluating the safety and tolerability of GCS-100, LJPC-401 and LJPC-501 or providing preliminary evidence of efficacy; the successful and timely completion of clinical trials; uncertainties regarding the regulatory process; the availability of funds and resources to pursue our research and development projects, including our clinical trials with GCS-100, LJPC-401 and LJPC-501; general economic conditions; and those identified in this Annual Report on Form 10-K under the heading “Risk Factors” and in other filings the Company periodically makes with the Securities and Exchange Commission. Forward-looking statements contained in this Annual Report on Form 10-K speak as of the date hereof and the Company does not undertake to update any of these forward-looking statements to reflect a change in its views or events or circumstances that occur after the date of this Annual Report on Form 10-K.

PART I
In this report, all references to “we,” “our,” “us” and “the Company” refer to La Jolla Pharmaceutical Company, a California corporation, our wholly-owned subsidiary, SL JPC Sub, Inc., and our formerly wholly-owned subsidiary, Jewel Merger Sub, Inc.
Item 1. Business
Overview
La Jolla Pharmaceutical Company is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapeutics intended to significantly improve outcomes in patients with life-threatening diseases. Our drug development efforts are focused on three product candidates: GCS-100, LJPC-501 and LJPC-401. GCS-100 targets the protein galectin-3, which, when overproduced by the human body, has been associated with chronic organ failure and cancer. In 2013, we conducted a Phase 1 trial and a randomized, placebo-controlled phase 2 clinical trial with GCS-100 for the treatment of chronic kidney disease, or CKD. In March 2014, we announced positive top-line results from the Phase 2 trial of GCS-100 in CKD. LJPC-501 is a peptide agonist of the renin-angiotensin system, which is designed to help restore kidney function in patients with hepatorenal syndrome, or HRS. The Food and Drug Administration, or FDA, accepted our Investigational New Drug Application, or IND, for LJPC-501 for the treatment of HRS and we plan to initiate a Phase 1 clinical trial in 2014. In February 2014, we announced the licensing of technology related to hepcidin (LJPC-401), which will be evaluated for the treatment of iron disorders. We also plan to continue to evaluate other opportunities for potential product candidates for the treatment of unmet medical needs.
Product Portfolio
We have a broad product portfolio consisting of both development-stage and discovery-stage products candidates. We strive to maintain a robust pipeline of product candidates to bring through development and to the market. Some of our product candidates may prove to be beneficial in disease indications beyond those we are now pursuing. We may out-license our product candidates to third parties or in-license other product candidates that are synergistic with our current programs.
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
Chronic Kidney Disease (CKD)
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

Phase 1 Study of GCS-100 in Severe CKD
In May 2013, we announced the completion of a Phase 1 clinical trial in patients with severe CKD. This trial was designed to determine the maximum tolerated dose and safety of a single dose of GCS-100 in this patient population. A total of 29 patients were enrolled and treated in 6 dose cohorts. The maximum tolerated dose was determined by the study’s independent data safety monitor to be 30 mg/m2 based on one of the six patients treated at that dose experiencing a Grade 3 adverse event. This event was defined as muscle cramps, which resolved without intervention and without any harm to the patient.
As a secondary endpoint, serum galectin-3 levels were evaluated prior to and for 14 days after the single dose. Baseline galectin-3 levels were inversely correlated with kidney function (defined as estimated glomerular filtration rate, or eGFR). This correlation was statistically significant with a p value of 0.003 and provides additional evidence that elevated levels of galectin-3 are involved in reduced kidney function. Data from this Phase 1 trial were presented at the American Society of Nephrology in November 2013.
Phase 2 Study of GCS-100 in Severe CKD
In March 2014, we announced positive top-line results from our randomized, placebo-controlled Phase 2 trial of GCS-100 in CKD. The trial met its primary efficacy endpoint of a statistically significant improvement in kidney function. Specifically, a dose of 1.5 mg/m2 led to a statistically significant (p=0.045) increase in eGFR compared to placebo between baseline and end of treatment. At the 30 mg/m2 dose, there was no statistically significant difference.
Key secondary endpoints were also met, and the effect on circulating galectin-3 levels was consistent with the effect on eGFR. For the 1.5 mg/m2 dose, there was a statistically significant (p=0.067) reduction in circulating levels of galectin-3, while there was no significant difference at the 30 mg/m2 dose level. Potassium, uric acid and blood urea nitrogen, or BUN, all improved at the 1.5 mg/m2 dose level.
GCS-100 was well-tolerated. Out of 121 patients enrolled, 117 completed treatment, including all 41 patients treated at the 1.5 mg/m2 dose. There were no serious adverse events, or SAEs, in the 1.5 mg/m2 dose group compared to two in the placebo group and two in the 30 mg/m2 group. All SAEs were deemed by the investigators as not drug-related.
Non-alcoholic steatohepatitis (NASH) and Chronic Liver Disease
GCS-100 also has the potential to treat various forms of chronic liver disease also characterized by tissue fibrosis. In 2006, The National Institute of Diabetes and Digestive and Kidney Diseases (“NIDDK”) estimated that NASH affects between two and five percent of Americans. In 2004, NIDDK estimated that 5.5 million Americans had chronic liver disease or cirrhosis, and that $1.6 billion was spent annually on the treatment for chronic liver disease and cirrhosis. Chronic liver disease and cirrhosis were estimated to be the 12th leading cause of death in the United States, accounting for approximately 27,000 deaths annually.
We have conducted two preclinical studies examining the effect of GCS-100 on liver fibrosis in mice. The study, which was performed in collaboration with the Stelic Institute, was conducted in an established, benchmark preclinical model for non-alcoholic steatohepatitis-hepatocellular carcinoma, or NASH-HCC. When compared to placebo-treated control animals, GCS-100-treated animals showed a statistically significant reduction in liver fibrosis and a statistically significant improvement in the score of non-alcoholic fatty liver disease, or NAFLD. A statistically significant improvement in liver function was also observed, as measured by the liver enzyme alanine transaminase, or ALT, which in some cases returned to near normal levels.
Other Galectin-3 Inhibitors
Targeting galectin-3 with pectin-based therapeutics such as GCS-100 may be insufficiently specific for the treatment of certain disorders involving over-expression of galectin-3 such as cancer. Therefore, we are exploring alternatives to pectin-based inhibition of galectin-3 for diseases such as cancer. By modulating galectin-3’s effects on cell survival, blood vessel growth and the immune response, specific inhibitors of galectin-3 have the potential to treat various forms of cancer. The American Cancer Society estimated that, in 2013, approximately 1.7 million new cases of cancer are expected to be diagnosed in the United States, and cancer will be the cause of death of approximately 600,000 Americans.

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
In February 2013, we conducted a meeting with the FDA to discuss the design for a clinical trial studying LJPC-501 in patients suffering from HRS. Based on this meeting we filed and received an IND for LJPC-501 for the treatment of HRS. We plan to initiate a Phase 1 clinical trial in HRS in 2014.
LJPC-401 (Hepcidin)
LJPC-401 is also known as hepcidin and we licensed intellectual property covering the composition of hepcidin from INSERM in February 2014. The use of hepcidin will be evaluated as a treatment for disorders of iron overload including hemolytic anemia. The active form of hepcidin is a 25 amino acid protein that serves as a master regulator of iron metabolism. Hepcidin synthesis in the liver is regulated by multiple signals including iron stores, erythropoietic activity (the production of red blood cells) and inflammatory cytokines. Iron levels control hepcidin synthesis via the coordinated activity of cell surface receptors.
Hepcidin synthesis in hepatocytes is suppressed by erythropoietic activity by signaling to hepatocytes to decrease hepcidin production. This suppressive effect is particularly strong in diseases of ineffective erythropoiesis such as thalassemia and sickle cell disease. Circulating hepcidin levels are below normal in thalassemia patients despite significant iron overload. In addition, Hereditary Hemochromatosis and the more severe form, juvenile hemochromatosis, are both inherited disorders of reduced hepcidin production and consequently iron overload. Patients with iron accumulate iron in critical organs such as the heart, and pancreas leading to heart failure and diabetes. Patients with iron overlaod are often treated with iron chelators such as deferasirox. Iron chelators are often ineffective or poorly tolerated leading to the need for other technologies, such as hepcidin, for the treatment of iron overload.
Financial Condition
At December 31, 2013, we had $8.6 million in cash and equivalents and positive working capital of $7.7 million. We believe that our current cash resources are sufficient to fund operations through December 31, 2014. We have spent $4.2 million over the past three years on research and development focused primarily on the development of GCS-100 and other pipeline product candidates.
Patents and Proprietary Technologies
As of March 21, 2014, the Company had: (i) three issued patents, one allowed patent and three pending patent applications in the United States; (ii) one pending patent applications in Canada; and (iii) one pending patent application in Europe. The issued and allowed patents provide, and, if issued, the pending patent applications will provide, protection for our lead drug candidate GCS-100. The issued and allowed patents expire between 2025 and 2028, not taking into account any potential patent-term extensions that may be available in the future.  In addition, we have a patent application covering methods of use for LJPC-501 and we have in-licensed a patent from Inserm in France covering compositions of matter including LJPC-401.  The in-licensed patent will expire in 2025.
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
Manufacturing
We currently have no manufacturing or production facilities and, accordingly, rely on third parties for clinical production of our product candidates. We currently obtain the active pharmaceutical ingredient for GCS-100 from Johnson Matthey Pharma Services in Devens, Massachusetts and for LJPC-501 and LJPC-401 from Polypeptide Laboratories in San Diego, California.  All drug product is prepared by Irvine Pharmaceutical Services in Irvine, California.
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
Employees
As of March 21, 2014, we employed seven regular full-time employees, five of whom are engaged in research and clinical development activities, one of whom has an M.D. and a Ph.D., and two working in finance, information technology, human resources and administration.
We consider our relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.
Corporate History
We were incorporated in 1989 in Delaware and reincorporated in California in 2012. We were historically focused on the development and testing of Riquent, a drug candidate being studied for the treatment of lupus nephritis, an antibody-mediated disease. From August 2004 to February 2009, Riquent was being studied in a double-blinded multicenter Phase 3 clinical trial, which was determined to be futile in February 2009. Accordingly, the development of Riquent was discontinued in 2009. In May 2010, we entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which we issued various series of preferred stock, which have been subsequently exchanged for preferred stock designated in a different series. A summary of the preferred stock issuances and subsequent exchanges is set forth in Note 3 of the notes to the consolidated financial statements included elsewhere in this annual report. In March 2011, we acquired rights to certain compounds known as Regenerative Immunophilin Ligands. Following the acquisition of these compounds, we initiated a confirmatory preclinical animal study, which was completed in May 2011 and showed that the predetermined study endpoints were not met. Accordingly, we halted the further development of those compounds at that time and sold them back to the party from whom we had initially purchased them, for a return of the same consideration initially paid.
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
During 2013 we expanded our pipeline to include LJPC-501 for the treatment of hepatorenal syndrome. We plan to initate a Phase 1 clinical trial during the first half of 2014. In February 2014 we also licensed the worldwide exclusive right to LJPC-401 (or "hepcidin") for the treatment of iron overload and are currently preparing to file an IND with FDA.
Available Information

You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission, or SEC. In particular, please read our definitive proxy statements, our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports after the date of this annual report directly from us or from the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. In addition, the SEC maintains information for electronic filers (including us) at its website at www.sec.gov. The public may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We make our periodic and current reports available on our internet website, www.ljpc.com, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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
We have only limited assets and will need to raise additional capital before we can expect to become profitable.
As of December 31, 2013, we had no revenue sources, an accumulated deficit of $465.3 million and available cash and cash equivalents of $8.6 million. Although we acquired the GCS-100 patent estate in January 2012 for nominal consideration, licensed rights to LJPC-401 and internally developed LJPC-501, the values of these assets are highly uncertain. As a result, we have only limited assets available to operate and develop our business. We are utilizing our existing cash balances to conduct clinical studies of GCS-100 and LJPC-501 and to evaluate whether or not GCS-100, LJPC-501 and LJPC-401 should be developed further. We believe that our current cash resources are sufficient to fund operations through December 31, 2014 however; we expect that we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

•	the scope, rate of progress, results and cost of our clinical studies, nonclinical testing, and other related activities;

•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates and any products that we may develop;

•	the number and characteristics of product candidates that we pursue;

•	the cost, timing, and outcomes of regulatory approvals;

•	the cost and timing of establishing sales, marketing, and distribution capabilities; and

•	the terms and timing of any collaborative, licensing, and other arrangements that we may establish, including any required milestone and royalty payments thereunder.
Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results, and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.
If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay, or discontinue one or more of our research or development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, and results of operations.

We have never generated any revenue from product sales and may never be profitable.
We have no products approved for commercialization and have never generated any revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize one or more of our product candidates. We do not anticipate generating revenue from product sales for the foreseeable future. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:

•	completing research and nonclinical and clinical development of our product candidates;

•	obtaining regulatory and marketing approvals for product candidates for which we complete clinical studies;

•	launching and commercializing product candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;

•	obtaining market acceptance of our product candidates as viable treatment options;

•	addressing any competing technological and market developments;

•	identifying, assessing, acquiring and/or developing new product candidates;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;

•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and

•	attracting, hiring, and retaining qualified personnel.
Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory agencies, domestic or foreign, to change our manufacturing processes or assays, or to perform clinical, nonclinical, or other types of studies in addition to those that we currently anticipate. In cases where we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. Additionally, if we are not able to generate revenue from the sale of any approved products, we may never become profitable.
The technology underlying our compounds is uncertain and unproven.
The development efforts for GCS-100, LJPC-401 and LJPC-501 are based on unproven technologies and therapeutic approaches that have not been widely tested or used. To date, no products that use the GCS-100, LJPC-401 or LJPC-501 technology have been approved or commercialized. Application of our technology to treat chronic organ failure and cancer is in early stages. Preclinical studies and future clinical trials of GCS-100, LJPC-401 and LJPC-501 may be viewed as a test of our entire approach to developing chronic organ failure and cancer therapeutics. If GCS-100, LJPC-401 or LJPC-501 do not work as intended, or if the data from our future clinical trials indicate that GCS-100, LJPC-401 or LJPC-501 are not safe and effective, the applicability of our technology for successfully treating chronic organ failure or cancer will be highly uncertain. As a result, there is a significant risk that our therapeutic approaches will not prove to be successful, and there can be no guarantee that our drug technologies will result in any commercially successful products.
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

The FDA and foreign regulatory authorities have substantial discretion in the approval process and may not agree that we have demonstrated that our drug candidates are safe and effective. If our drug candidates are ultimately not found to be safe and effective, we would be unable to obtain regulatory approval to manufacture, market and sell them. We can provide no assurances that the FDA or foreign regulatory authorities will approve GCS-100, LJPC-401 or LJPC-501, or, if approved, what the approved indication for GCS-100, LJPC-401 or LJPC-501 might be.
Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of nonclinical studies and early clinical studies of our product candidates may not be predictive of the results of later-stage clinical studies. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. For example, the safety or efficacy results generated to date in clinical studies for GCS-100 do not ensure that later clinical studies will demonstrate similar results. There is a high failure rate for drugs proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and initial clinical studies. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses. We do not know whether any clinical studies we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain regulatory approval to market our drug candidates.
Future clinical trials that we may undertake may be delayed or halted.
Any clinical trials of our drug candidates that we may conduct in the future may be delayed or halted for various reasons, including:

•	we do not have sufficient financial resources;

•	supplies of drug product are not sufficient to treat the patients in the studies;

•	patients do not enroll in the studies at the rate we expect;

•	the product candidates are not effective;

•	patients experience negative side effects or other safety concerns are raised during treatment;

•	the trials are not conducted in accordance with applicable clinical practices;

•	there is political unrest at foreign clinical sites; or

•	there are natural disasters at any of our clinical sites.
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
We do not manufacture our drug candidates nor do we plan to develop any capacity to do so. We contract with third-party manufacturers to manufacture GCS-100, LJPC-401 and LJPC-501. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, which include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. The third-party manufacturers we contract with may not perform as agreed or may terminate their agreements with us.
In addition to product approval, any facility in which GCS-100, LJPC-401 or LJPC-501 is manufactured or tested for its ability to meet required specifications must be approved by the FDA and/or the EMA before a commercial product can be manufactured. Failure of such a facility to be approved could delay the approval of GCS-100, LJPC-401 and LJPC-501.
Any of these factors could cause us to delay or suspend any future clinical trials, regulatory submissions, required approvals or commercialization of GCS-100, LJPC-401 and LJPC-501, entail higher costs and result in our being unable to effectively commercialize products.

Our success in developing and marketing our drug candidates depends significantly on our ability to obtain patent protection. In addition, we will need to successfully preserve our trade secrets and operate without infringing on the rights of others.
We depend on patents and other unpatented intellectual property to prevent others from improperly benefiting from products or technologies that we may have developed or acquired. Our patents and patent applications cover various technologies and drug candidates, including GCS-100, LJPC-401 and LJPC-501. There can be no assurance, however, that any additional patents will be issued, that the scope of any patent protection will be sufficient to protect us or our technology, or that any current or future issued patent will be held valid if subsequently challenged. There is a substantial backlog of biotechnology patent applications at the United States Patent and Trademark Office that may delay the review and issuance of any patents. The patent position of biotechnology firms like ours is highly uncertain and involves complex legal and factual questions, and no consistent policy has emerged regarding the breadth of claims covered in biotechnology patents or the protection afforded by these patents. Additionally, a recent U.S. Supreme Court opinion further limits the scope of patentable inventions in the life sciences space and has added increased uncertainty around the validity of certain patents that have been issued or may be the subject of pending patent applications. We intend to continue to file patent applications as we believe is appropriate to obtain patents covering both our products and processes. However, there can be no assurance that patents will be issued from any of these applications, or that the scope of any issued patents will protect our technology.
We do not necessarily know if others, including competitors, have patents or patent applications pending that relate to compounds or processes that overlap or compete with our intellectual property or which may affect our freedom to operate.
There can be no assurance that patents will not ultimately be found to impact the advancement of our drug candidates, including GCS-100, LJPC-401 and LJPC-501. If the United States Patent and Trademark Office or any foreign counterpart issues or has issued patents containing competitive or conflicting claims, and if these claims are valid, the protection provided by our existing patents or any future patents that may be issued could be significantly reduced, and our ability to prevent competitors from developing products or technologies identical or similar to ours could be negatively affected. In addition, there can be no guarantee that we would be able to obtain licenses to these patents on commercially reasonable terms, if at all, or that we would be able to develop or obtain alternative technology. Our failure to obtain a license to a technology or process that may be required to develop or commercialize one or more of our drug candidates may have a material adverse effect on our business. In addition, we may have to incur significant expense and management time in defending or enforcing our patents.
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

Patent policy and rule changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.
Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. We therefore cannot be certain that we or our licensors were the first to make the invention claimed in our owned and licensed patents or pending applications, or that we or our licensor were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, in the United States prior to March 15, 2013, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act, or the Leahy-Smith Act, enacted on September 16, 2011, the United States has moved to a first to file system. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and may also affect patent litigation. The effects of these changes are currently unclear as the USPTO must still implement various regulations, the courts have yet to address any of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. In general, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.
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
Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of our studies could reveal a high and unacceptable severity and prevalence of undesirable side effects. In such an event, our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications.
The drug-related side effects could affect patient recruitment, the ability of enrolled patients to complete the study, or result in potential product liability claims. We currently carry product liability insurance in the amount of $3.0 million in the aggregate. We believe our product liability insurance coverage is sufficient in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical study participants, costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our product candidates, and decreased demand for our product candidates, if approved for commercial sale.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

•	regulatory authorities may withdraw approvals of such product;

•	regulatory authorities may require additional warnings on the label;

•
we may be required to create a Risk Evaluation and Mitigation Strategy, or REMS, plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations, and prospects.
Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.
If our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.
Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMP, regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, BLA or marketing authorization application, or MAA. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.
Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. We will be required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval were obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical study to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.
If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

•	issue warning letters;

•	impose civil or criminal penalties;

•	suspend or withdraw regulatory approval;

•	suspend any of our ongoing clinical studies;

•	refuse to approve pending applications or supplements to approved applications submitted by us;

•	impose restrictions on our operations, including closing our contract manufacturers’ facilities; or

•	seize or detain products, or require a product recall.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.
We may not be successful in our efforts to identify, license, discover, develop, or commercialize additional product candidates.
Although a substantial amount of our effort will focus on the continued clinical testing, potential approval, and commercialization of our existing product candidates, the success of our business also depends upon our ability to identify, license, discover, develop, or commercialize additional product candidates. Research programs to identify new product candidates require substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our research programs or licensing efforts may fail to yield additional product candidates for clinical development and commercialization for a number of reasons, including but not limited to the following:

•	our research or business development methodology or search criteria and process may be unsuccessful in identifying potential product candidates;

•	we may not be able or willing to assemble sufficient resources to acquire or discover additional product candidates;

•	our product candidates may not succeed in preclinical or clinical testing;

•	our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval;

•	competitors may develop alternatives that render our product candidates obsolete or less attractive;

•	product candidates we develop may be covered by third parties’ patents or other exclusive rights;

•	the market for a product candidate may change during our program so that such a product may become unreasonable to continue to develop;

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

•	a product candidate may not be accepted as safe and effective by patients, the medical community, or third-party payors.
If any of these events occur, we may be forced to abandon our development efforts for a program or programs, or we may not be able to identify, license, discover, develop, or commercialize additional product candidates, which would have a material adverse effect on our business and could potentially cause us to cease operations.
If the market opportunities for our product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.
Our estimates of the potential market opportunity for each of our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of these assumptions proves to be inaccurate, then the actual market for our product candidates could be smaller than our estimates of our potential market opportunity. If the actual market for our product candidates is smaller than we expect, our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.
Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our product candidates will depend in part on the medical community, patients, and third-party payors accepting our product candidates as medically useful, cost-effective, and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors, and others in the medical community. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy of the product as demonstrated in clinical studies and potential advantages over competing treatments;

•	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;

•	the clinical indications for which approval is granted;

•	relative convenience and ease of administration;

•	the cost of treatment, particularly in relation to competing treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support and timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments; and

•	sufficient third-party insurance coverage and reimbursement.
Even if a potential product displays a favorable efficacy and safety profile in nonclinical and clinical studies, market acceptance of the product will not be fully known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of the product candidates may require significant resources and may never be successful. If our product candidates are approved but fail to achieve an adequate level of acceptance by physicians, patients, third-party payors, and others in the medical community, we will not be able to generate sufficient revenue to become or remain profitable.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•
federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•
HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

•
the federal physician sunshine requirements under the Health Care Reform Laws requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the Health Care Reform Law, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. Moreover, the Health Care Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act.
If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

II. RISK FACTORS RELATED SPECIFICALLY TO OUR STOCK.
We currently have approximately 7.3 million shares of common stock outstanding and currently may be required to issue up to a total of approximately 17.5 million shares of common stock upon conversion of existing preferred stock. Such an issuance would be significantly dilutive to our existing common stockholders.
As of December 31, 2013, there were 7,016 shares of Series C-12 Preferred Stock and 3,250 shares of Series F Preferred Stock issued and outstanding. In light of the conversion rate of our preferred stock (1,724 shares of common stock are issuable upon the conversion of one share of Series C-12 Preferred Stock and 285 shares of common stock are issuable upon the conversion of one share Series F Preferred Stock), the presence of such a large number of preferred shares may dilute the ownership of our existing stockholders and provide the preferred investors with a sizeable interest in the Company.
Assuming the conversion of all preferred stock into common stock at the current conversion rates, we would have approximately 17.5 million shares of common stock issued and outstanding, although the issuance of the common stock upon the conversion of our preferred stock is limited by a 9.999% beneficial ownership cap for each preferred stockholder. With approximately 7.3 million shares of common stock issued and outstanding as of the date of this report, the issuance of this number of shares of common stock underlying the preferred stock would represent approximately 59% dilution to our existing stockholders.
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
We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings, if any, for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
On March 15, 2013, we entered into a lease agreement for 1,954 square feet at 4660 La Jolla Village Dr., Suite 1070, San Diego, CA 92122. This lease commences on April 12, 2013 and will continue until March 31, 2018. Annual rent expense for the facilities is approximately $84,182. Until March 31, 2013, we maintained our operations in a temporary space under a short-term arrangement.
On March 21, 2014, we entered into a lease amendment to add an additional 1,759 square feet at 4660 La Jolla Village Dr., Suite 1070, San Diego, CA 92122. All other terms of the lease remain the same. Annual rent expense for the additional space is approximately $64,211 and our total average annual remaining rent expense for the facilities is approximately $134,963.
Item 3. Legal Proceedings.
We are not currently a party to any legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Information about Our Common Stock
Our common stock began trading on The NASDAQ Capital Market, under the symbol “LJPC” in January 2014. Prior to January, 2014 our common stock traded on the OTC Markets Group, Inc.’s OTCQB tier, under the symbol “LJPC.” Set forth below are the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years, adjusted to reflect the 1-for-100 reverse split of our common stock that was implemented on February 17, 2012 and the 1-for-50 reverse split of our common stock that was implemented on January 14, 2014.

	Prices
	High	Low
Year Ended December 31, 2013
First Quarter	$6.75	$2.87
Second Quarter	5.75	2.75
Third Quarter	6.25	2.78
Fourth Quarter	12.00	5.50
Year Ended December 31, 2012
First Quarter	$34.50	$1.50
Second Quarter	4.50	1.90
Third Quarter	7.00	2.50
Fourth Quarter	3.50	2.00
We have never paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. The number of shares of common stock outstanding as of March 21, 2014 was 7,257,033. As of March 21, 2014, there were approximately 6 holders of record of our common stock.
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

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations and comprehensive loss by comparing the results for the year ended December 31, 2013 to the results for the year ended December 31, 2012.

•	Liquidity and capital resources. This section provides an analysis of our historical cash flows as well as our future capital requirements.
Overview and Recent Developments

La Jolla Pharmaceutical Company is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapeutics intended to significantly improve outcomes in patients with life-threatening diseases. Our drug development efforts are focused on three product candidates: GCS-100, LJPC-501 and LJPC-401. GCS-100 targets the protein galectin-3, which, when overproduced by the human body, has been associated with chronic organ failure and cancer. In May 2013, we completed a Phase 1 clinical trial with GCS-100 for the treatment of CKD. After analyzing the results from the Phase 1 trial, we initiated a randomized, placebo-controlled Phase 2 clinical trial in severe CKD. This trial completed dosing in February 2014 and in March 2014 we announced positive data on the primary efficacy endpoint. LJPC-501 is a peptide agonist of the renin-angiotensin system, which is designed to help restore kidney function in patients with HRS. We filed an IND with the FDA for LJPC-501 in June 2013 and plan to initiate a Phase 1 clinical trial in HRS by the end of the first quarter 2014. In February 2014 we licensed rights to LJPC-401 (hepcidin) from INSERM for the treatment of iron overload. We are currently in preclinical development and plan to file an IND and initiate a Phase 1 clinical trial during 2014. We also plan to evaluate other opportunities for potential product candidates for the treatment of unmet medical needs.

On September 24, 2013, the Company entered into a Securities Purchase Agreement with the purchasers thereto (the “Securities Purchase Agreement”), pursuant to which the Company agreed to sell, for an aggregate price of $10 million, approximately 1,928,620 shares of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”), at a price of $3.50 per share and approximately 3,250 shares of Series F Convertible Preferred Stock at a price of $1,000 per share (the “Private Placement”). The Private Placement closed on September 27, 2013, subject to customary closing conditions (the “Closing”). The net proceeds, less approximately $300,000 in offering costs, to the Company were approximately $9.7 million.

Pursuant to the Securities Purchase Agreement, the Company designated a new series of preferred stock prior to the Closing: its Series F Convertible Preferred Stock (the “Series F Preferred”). The Series F Preferred is convertible into Common Stock at a conversion price equal to $1,000 divided by 285, with the conversion right for each holder subject to a “blocker” with respect to such holder’s beneficial ownership, with each such “blocker” initially set at 9.999% . This blocker may be increased or decreased by a holder of Series F Preferred upon providing 61 days’ prior written notice to the Company. The Series F Preferred does not have preferential dividend rights and is generally non-voting. The Series F Preferred has a liquidation preference that is senior to the Common Stock, but is pari passu with the Company’s Series C-12 Preferred (defined below). This liquidation preference entitles the holder of Series F Preferred stock to receive, in a merger, liquidation or certain other extraordinary transactions, cash or property in an amount up to the face value of the shares ($1,000 per share), as set forth in the Certificate of Determination for the Series F Preferred (the “Certificate of Determination”). A copy of the Certificate of Determination was filed as Exhibit 4.1, to the Company's 8-K filed with the SEC on September 25, 2013, the terms of which are incorporated herein by reference.

As a condition to Closing, the holders of a majority of the issued and outstanding Common Stock and the holders of the Series C-12 Convertible Preferred Stock have approved the amendment and restatement of the Company’s Articles of Incorporation (the “Amended and Restated Articles”). Upon the filing of the Amended and Restated Articles with the California Secretary of State, the following series of preferred stock were eliminated: Series C-22 Convertible Preferred Stock; Series D-12 Convertible Preferred Stock and Series D-22 Convertible Preferred Stock. As a result of the elimination of these series of preferred stock, only the Series C-12 Preferred and Series F Preferred remain designated as preferred stock of the Company.

On September 24, 2013, the Company entered into a Consent and Waiver Agreement (the “Consent Agreement”) with the holders of the Series C-12 Preferred, Series C-22 Preferred and Series D-12 Preferred. Pursuant to the Consent Agreement, the Holders agreed to tender to the Company for nominal consideration shares of Series D-12 Preferred, as well as all warrants to purchase shares of Existing Preferred. As a result of this repurchase, and after giving effect to the transactions contemplated in the Exchange Agreement (described below), the Series C-12 Preferred is the only series of preferred stock that remained outstanding prior to the Closing and, as of the Closing, no purchase rights existed for the Existing Preferred.

Additionally, the Holders agreed in the Consent Agreement to increase the conversion price for the Series C-12 Preferred, notwithstanding the conversion price set forth in the Company’s Articles of Incorporation, such that the Conversion Price shall now equal $1,000 divided by 1,724 instead of $1,000 divided by 4,261. This increase of the conversion price will remain in effect until the Amended and Restated Articles are filed with the California Secretary of State, at which time the conversion price set forth in the Company’s charter documents will again control the conversion of the Series C-12 Preferred.

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
Share-based compensation
Share-based compensation expense for the years ended December 31, 2013 and 2012 was approximately $12.4 million and $8.6 million, respectively. As of December 31, 2013, there was approximately $15.9 million of total unrecognized compensation cost related to non-vested share-based payment awards granted outside and under our equity compensation plans. Share-based compensation expense recognized for fiscal years 2013 and 2012 is based on awards ultimately expected to vest, net of estimated forfeitures, if any. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted-average period of 2.85 years.
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
New Accounting Pronouncements
In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740).  This update improves the reporting for unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The update is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, which for us is January 1, 2014.  We do not anticipate that adopting this update will have a material impact on our consolidated financial statements.

Results of Operations
Years Ended December 31, 2013 and 2012
Research and Development Expense. During the year ended December 31, 2013, we incurred $4.4 million in research and development expense, compared to $1.4 million in research and development expense during the year ended December 31, 2012. The increase in research and development expense was primarily related to $1.0 million in stock compensation expense and $3.4 million in costs associated with the Phase 1 and Phase 2 clinical study of GCS-100. We expect research and development expenditures to continue to increase going forward as we continue to develop GCS-100 and commence clinical studies of LJPC-401 and LJPC-501.
General and Administrative Expense. During the year ended December 31, 2013, general and administrative expense increased to $13.6 million, compared with $9.4 million for the year ended December 31, 2012. The increase in general and administrative expense is primarily due to $11.4 million in stock compensation expense.
Adjustments to fair value of derivative liabilities. During the year ended December 31, 2013, there was no income or expense as a result of adjustments of fair value of derivative liabilities, compared to income as a result of adjustments to the fair value of derivative liabilities of $3.0 million during the year ended December 31, 2012. The decrease was a result of the removal of all derivative liabilities effective December 31, 2012. The removal of the derivative liabilities was due to the removal of the redemption features, removal of the full-ratchet anti-dilution features of the Series C-12 Stock, Series C-22 Stock and the Series D-12 Stock and the relinquishment of the Series D-22 Warrants.
The income and expense recorded as a result of adjustments to the estimated fair value of derivative liabilities is non-cash income and expense. Accounting rules require that our derivative instruments be adjusted to their fair values at each reporting date. Prior results may not be indicative of future results. As a result of the Second Waiver Agreement, we do not expect to generate non-operating income or expense relating to these derivative liabilities in the foreseeable future.
Other Income/Expense. Other income and other expense, net, was $4,000 for the year ended December 31, 2013, and $4,000 of income for the same period in 2012. This other income is due to interest income on the cash we hold in the bank.
Preferred Stock Dividend. We paid dividends in-kind of $0.3 million on September 24, 2013 and $0.5 million in May 2013, for a total of $0.8 million during 2013, on the outstanding Series C-12 Stock and Series C-22 Stock issued in the May 2010 Financing. We paid dividends in-kind of $0.4 million in November 2012 and May 2012, for a total of $0.8 million during 2012, on the outstanding Series C-12 Stock. As of September 24, 2013 the Series C-12 no longer has a dividend feature and there were no shares Series C-22 Stock issued or outstanding.
Net Operating Loss and Research Tax Credit Carryforwards. At December 31, 2013, we had federal and California income tax net operating loss carryforwards of approximately $350.2 million and $279.5 million, respectively. In addition, we had federal and California research and development tax credit carryforwards of $16.0 million and $10.0 million, respectively. These income tax net operating loss carryforwards and research and development tax credit carryforwards are subject to annual limitations under Section 382/383 of the Internal Revenue Code of 1986, as amended (the “IRC”). In February 2009 and May 2010, we experienced changes in ownership at times when our enterprise value was minimal. As a result of these ownership changes and the low enterprise value, our federal and California net operating loss carryforwards and federal research and development credit carryforwards as of December 31, 2013 will be subject to annual limitations under IRC Section 382/383 and, more likely than not, will expire unused.
Liquidity and Capital Resources
From inception through December 31, 2013, we have incurred a cumulative net loss of approximately $465.3 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through December 31, 2013, we have raised approximately $428.0 million in net proceeds from sales of equity securities.
At December 31, 2013, we had $8.6 million in cash, as compared to $3.4 million of cash at December 31, 2012. At December 31, 2013 we had positive working capital of $7.7 million, compared to positive working capital of $3.2 million at December 31, 2012.
In February 2013, we signed a lease agreement for office space. From June 2011 until March 2013, we had a short-term lease for temporary office space. No notes payable, purchase commitments, capital leases or other material operating leases existed as of December 31, 2013.

On September 27, 2013, we closed a financing that raised approximately $10 million in gross proceeds to continue our operations.
We believe that our current cash resources, including the proceeds from our 2013 financing, are sufficient to fund operations through December 31, 2014.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
(a) Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2013. Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Based on our assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.
There was no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers, Key Employees and Corporate Governance.
Our directors, executive officers and key employees and their ages as of March 21, 2014 are set forth below.

Name	Age	Position
George Tidmarsh, M.D., Ph.D.	54	President, Chief Executive Officer, Secretary and Director
Laura L. Douglass	49	Director
Craig A. Johnson	52	Director
Saiid Zarrabian	61	Director, Chairman of the Board
James Rolke	45	Senior Director of Research and Development
Chester Zygmont, III	34	Director of Finance
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
Laura L. Douglass has been a Director of La Jolla since October of 2013 and serves as the President and Chief Executive Officer of Next Generation Clinical Research, a contract research organization that Ms. Douglass founded in 1999. Ms. Douglass is also a founder and member of the board of directors of SB Bancorp, Inc., a financial holding company, and Settlers Bank, Inc., a Wisconsin chartered business bank. In addition, Ms. Douglass is a member of the board of directors of Agrace HospiceCare. Ms. Douglass holds a nursing degree from The University of the State of New York-Albany. The Board has concluded that Ms. Douglass should serve on our Board based on her substantial experience in clinical operations and due to the fact that she is currently President and Chief Executive Officer of Next Generation Clinical Research.
Craig A. Johnson has been a Director of La Jolla since October of 2013 and serves on the board of directors of three biopharmaceutical companies, Mirati Therapeutics, Inc., Heron Therapeutics, Inc. and Adamis Pharmaceuticals Corporation. From 2011 to 2012, Mr. Johnson served as Chief Financial Officer of PURE Bioscience, Inc., a biotechnology company. From 2010 to 2011, Mr. Johnson served as Senior Vice President and Chief Financial Officer of NovaDel Pharma Inc., a pharmaceutical company. Mr. Johnson served as Vice President and Chief Financial Officer of TorreyPines Therapeutics, Inc., a biopharmaceutical company, from 2004 until its sale to Raptor Pharmaceuticals Corp. in 2009, and then as vice president for a wholly-owned subsidiary of Raptor Pharmaceutical Corp. from 2009 to 2010. Earlier in Mr. Johnson’s career he practiced as a CPA with Price Waterhouse. Mr. Johnson received his B.B.A. in accounting from the University of Michigan - Dearborn. The Board has concluded that Mr. Johnson should serve on our Board based on his substantial experience in financial management roles in pharmaceutical companies.

Saiid Zarrabian has over 36 years of operational experience in the biotechnology, pharmaceutical, informatics, software & instrumentation/hardware industries. Mr. Zarrabian has served on our Board of La Jolla Pharmaceuticals since January 2012, and became Chairman in November 2013. He had previously served as President of the Protein Production Division of Intrexon, Inc., a synthetic biology company that went public in August 2013. Previous to that, he served as President and CEO of Cyntellect, a San Diego based stem cell processing and visualization instrumentation Company. He previously served as President and COO of Senomyx, a biotechnology company focused on the discovery and commercialization of new flavors ingredients, as COO of Pharmacopeia, a leading provider of combinatorial chemistry discovery services and compounds, and as President and COO of Molecular Simulations, a company providing software, databases and custom services for pharmaceutical and chemical industries (subsequently known as Accelrys). He has also performed executive consulting services for a variety of small to mid-sized companies including BioBlocks, eMolecules, Invitrogen, and SciTegic, where he served as executive consultant and acting COO until the company was acquired by Accelrys. Mr. Zarrabian has previously served on the Boards of Penwest Pharmaceuticals, a publicly held drug discovery and delivery Company, privately held chemistry eCommerce portal, eMolecues, Inc., Exemplar Pharmaceuticals prior to their acquisition by Allergan, and Ambit Biosciences which became a publicly traded company in early 2013.
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
Chester S. Zygmont, III has been our Director of Finance since January 2013. Prior to becoming Director of Finance, Mr. Zygmont was a consultant for the Company in the same role since June 2012. Mr. Zygmont brings 11 years of experience in finance with a wide range of industry applications to the Company. Previously, Mr. Zygmont served as Managing Director at Z3 Capital, LLC. Z3 Capital, LLC is a privately held investment firm focused on investment acquisition and venture funding of startup real estate, medical device and biotechnology companies. Mr. Zygmont also served as vice president at Symmetry Advisors, a private equity leveraged buyout firm. While at Symmetry, he managed finance for its public sector fund, was a key team member on a $600 million buyout of a portfolio company, and subsequently led the restructuring of its manufacturing division. Mr. Zygmont earned his M.S. in Finance from Baruch College Zicklin School of Business and his B.A. from Eastern University.
Director Independence
Our Board has previously determined that Mr. Zarrabian, Ms. Douglass and Mr. Johnson are “independent” within the meaning of Nasdaq Marketplace Rules 5605(b) and 5605(a)(2) as adopted by the Nasdaq Stock Market, Inc. Dr. Tidmarsh was not deemed to be “independent” because he is our President and Chief Executive Officer.

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

Craig A. Johnson is the chair of the audit committee and is deemed to be an “audit committee financial expert.” Laura L. Douglass and Saiid Zarrabian also sit on the audit committee.

Compensation Committee. It is the responsibility of the compensation committee to assist the Board in discharging the Board's responsibilities regarding the compensation of our employees and directors. The specific duties of the compensation committee include: making recommendations to the Board regarding the corporate goals and objectives relevant to executive compensation; evaluating our executive officers’ performance in light of such goals and objectives; recommending compensation levels to the Board based upon such evaluations; administering our incentive compensation plans, including our equity-based incentive plans; making recommendations to the Board regarding our overall compensation structure, policies and programs; and reviewing the Company’s compensation disclosures. Additional information regarding the processes and procedures of the compensation committee is provided in Item 11 “Executive Compensation.”

Saiid Zarrabian is the chair of the compensation committee and Laura L. Douglass and Craig Johnson sit on the compensation committee as well.

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
Laura L. Douglass is the chair of the corporate governance and nominating committee and Craig Johnson and Saiid Zarrabian sit on the corporate governance and nominating committee as well.
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
Communications with the Board of Directors
Our stockholders may communicate with our Board or a particular director by sending a letter addressed to the Board or a particular director to: c/o Corporate Secretary, La Jolla Pharmaceutical Company, 4660 La Jolla Village Drive, Suite 1070, San Diego, California, 92122. All communications will be compiled by our Corporate Secretary and forwarded to the Board or the director accordingly.

Director Nominations
Our corporate governance and nominating committee regularly assesses the appropriate size of the Board and whether any vacancies on the Board are expected due to retirement or otherwise. In the event that vacancies are anticipated or otherwise arise, the corporate governance and nominating committee utilizes a variety of methods for identifying and evaluating director candidates. Candidates may come to the attention of the corporate governance and nominating committee through current directors, professional search firms, stockholders or other persons. Once the corporate governance and nominating committee has identified a prospective nominee, the corporate governance and nominating committee will evaluate the prospective nominee in the context of the then current constitution of the Board and will consider a variety of other factors, including the prospective nominee’s business, technology, finance and financial reporting experience, and attributes that would be expected to contribute to an effective Board. The corporate governance and nominating committee seeks to identify nominees who possess a wide range of experience, skills, and areas of expertise, knowledge and business judgment. Our corporate governance and nominating committee thus considers a broad range of factors relating to the qualifications and background of nominees, which may include diversity, which is not only limited to race, gender or national origin, but also includes diversity of experience and skills. We have no formal policy regarding board diversity. Our corporate governance and nominating committee's priority in selecting board members is identification of persons who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, and professional and personal experiences and expertise relevant to our growth strategy. Successful nominees must have a history of superior performance or accomplishments in their professional undertakings and should have the highest personal and professional ethics and values. The corporate governance and nominating committee does not evaluate stockholder nominees differently than any other nominee.
Pursuant to procedures set forth in our Bylaws, our corporate governance and nominating committee will consider stockholder nominations for directors if we receive timely written notice, in proper form, of the intent to make a nomination at a meeting of stockholders. To be timely, the notice must be received within the time frame discussed in our Bylaws. To be in proper form, the notice must, among other matters, include each nominee’s written consent to serve as a director if elected, a description of all arrangements or understandings between the nominating stockholder and each nominee and information about the nominating stockholder and each nominee. A copy of our Bylaws will be provided upon written request to our Corporate Secretary.
Director Attendance at Annual Meetings
Our Board has adopted a policy that encourages our directors to attend our annual stockholder meeting. We held our annual stockholder meeting for the calendar year ended December 31, 2013 on June 6, 2013 and both Saiid Zarrabian and George Tidmarsh, M.D., Ph.D. were present.
Report of the Audit Committee
The audit committee oversees our financial reporting process. Management has the primary responsibility for the financial statements and the reporting process, including our system of internal control over financial reporting. In fulfilling its oversight responsibilities, the audit committee reviewed and discussed the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 with management, including a discussion of the quality, not merely the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.
The audit committee reviewed with the independent auditor, which is responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, its judgments as to the quality, not merely the acceptability, of our accounting principles and such other matters as are required to be discussed under auditing standards generally accepted in the United States. In addition, the audit committee has discussed with the independent auditor the auditor’s independence, including Statement on Auditing Standards No. 61, as amended (Communication with Audit Committees), from us and our management, including the matters in the written disclosures received by us required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). The audit committee has also considered the compatibility of the independent auditor’s provision of non-audit services to us with the auditor’s independence.
The audit committee discussed with our independent auditor the overall scope and plan for its audit. The audit committee met with the independent auditor, with and without management present, to discuss the results of its examinations, its evaluations of our internal controls and the overall quality of our financial reporting.

Based upon the reviews and discussions referred to above, the audit committee recommended that our audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2013 for filing with the SEC. This report is provided by the following directors, who comprise of our directors who perform the functions of the audit committee:
Craig Johnson, Chair of Audit Committee
Laura Douglass
Saiid Zarrabian
Section 16(a) Beneficial Ownership Reporting Compliance
Under the securities laws of the United States, our directors and officers and persons who own more than 10% of our equity securities are required to report their initial ownership of our equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and we are required to disclose any late filings during the fiscal year ended December 31, 2013. To our knowledge, based solely upon our review of the copies of such reports required to be furnished to us during the fiscal year ended December 31, 2013, all of these reports were timely filed except for a Form 4 filed by Dr. Tidmarsh on October 11, 2013, a Form 4 filed by Mr. Zarrabian on each of October 11, 2013 and November 26, 2013, a Form 4 filed by Laura Douglass on November 26, 2013 and a Form 4 filed by Craig Johnson on November 26, 2013.
Item 11. Executive Compensation.
Equity Compensation.
Under the 2013 Equity Incentive Plan (the “2013 Plan”), the Board may grant stock options, restricted stock, stock appreciation rights and performance awards. In granting these awards, the Board may establish any conditions or restrictions it deems appropriate. The grant of options is unrelated to any anticipated major announcements made by the Company and is thus not influenced by any material, non-public information that may exist at the time of grant. Additionally, the Board may periodically authorize the issuance of equity awards outside of existing stockholder-approved equity plans, as described below under the caption “Employment Agreements.”
In April of 2013, Dr. Tidmarsh was granted 16,000 shares of restricted stock that vested immediately. The shares of restricted stock were granted outside of the 2013 Plan but governed in all aspects by the 2013 Plan.
On September 24, 2013, Dr. Tidmarsh was granted 1,327,048 shares of restricted stock that vest as follows: (i) 1/14 vesting January 20, 2015; (ii) 1/14 vesting January 20, 2016; (iii) 2/7 vesting on the earlier of first drug approval or stock trading for 20 consecutive days at $10.50/share; (iv) 1/7 vesting on stock trading for 20 consecutive days at $7.00/share; (v) 1/7 vesting on stock trading for 20 consecutive days at $12.50/share; (vi) 1/7 vesting on stock trading for 20 consecutive days at $15.00/share; and (vii) 1/7 vesting on stock trading for 20 consecutive days at $17.50/share. Any unvested shares will be forfeited if vesting conditions are not satisfied within 7 years from the date of grant. The shares of restricted stock were granted as a replacement of the option that was granted in April 2012 equal to 7.5% of our fully diluted shares of Common Stock.
Benefits.
We have not historically provided special benefits or perquisites to our executives and did not do so in 2013.
Employment Agreements.
The Company entered into an employment agreement with Dr. Tidmarsh on January 19, 2012. The annual base salary was $240,000 for the first year of employment with the Company and was increased to $420,000 on the one-year anniversary of the employment start date. In addition, an option to purchase the number of shares of Common Stock equal to 7.5% of the Company’s fully diluted, as-converted shares was awarded (the “First Option”), subject to the terms and conditions of any applicable award agreements and other restrictions and limitations generally applicable to Common Stock or equity awards held by Company executives or otherwise imposed by law. Subject to applicable terms and conditions, the First Option was to vest with respect to 25% of the underlying shares on the one-year anniversary of the employment start date, with the remainder vesting monthly, in equal monthly installments, over the three years thereafter. The First Option was exercisable at a price equal to $0.06 per share of Common Stock. The First option was canceled on September 24, 2013 as part of the 2013 Financing. As a replacement for the First Option, Dr. Tidmarsh received shares of restricted stock for a number of shares of Common Stock equal to 7.5% of the Company's fully diluted shares of common stock after the effect of the capital restructuring and 2013 financing. The shares of restricted stock vest as follows: 1/14 vest on January 20, 2015, 1/14 vest on January 20, 2016, 2/7 vest on the earlier of first drug approval or stock trading for 20 consecutive days at $10.50/share, 1/7 vest on stock trading for 20 consecutive days at $7/share, 1/7 vest on stock trading for 20 consecutive days at $12.50/share, 1/7 vest on stock trading for 20 consecutive days at $15/share and 1/7 vest on stock trading for 20 consecutive days at $17.50/share. Any unvested shares will be forfeited if not satisfied within 7 years from date of grant.

Summary Compensation Table

Name and Principal Position	Year	Salary	Option Awards (1)	All Other Compensation	Total
George F. Tidmarsh, M.D., Ph.D.	2013	$420,000	$—	$70,827	$490,827
President, Chief Executive Officer and Secretary	2012	$226,462	$30,347,572	—	$30,574,034

(1)
This column reflects the aggregate grant date fair value of equity awards granted in 2013 or 2012 and calculated in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. Assumptions used in the calculations for these amounts are set forth in the notes to our financial statements included in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Outstanding Equity Awards at 2013 Fiscal Year End
We effected a 1-for-100 reverse stock split on February 17, 2012 and a 1-for-50 reverse stock split on January 14, 2014. The information set forth in the table below is listed on a post-split basis.

Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date (1)	Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
George F. Tidmarsh, M.D., Ph.D.	2013	—	—		—	—	—	—
		—	—		—	—
	2012	—	10,126,001	(2)	3.00	4/10/2022	—	—
		—	—		—	—	1,180,442	70,827

(1)	All stock options expire ten years from the date of grant.
(2)
The stock option vested and became exercisable with respect to 25% of the underlying shares on the one-year anniversary of his employment date and then vests and becomes exercisable ratably on a monthly basis over the three years thereafter.

Director Compensation Table — 2013

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awarded (1)	Total
Saiid Zarrabian	$52,500	$—	$107,929	$160,429
Criag A. Johnson	$12,500	$—	$107,929	$120,429
Laura L. Douglass	$12,500	$—	$107,929	$120,429

(1)
This column reflects the aggregate grant date fair value of equity awards granted in 2012 and calculated in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. Assumptions used in the calculations for these amounts are set forth in the notes to our financial statements included in this report.

Director Compensation
Retainers and Fees. Directors who are also our employees receive no extra compensation for their service on the Board. In 2013, our non-employee directors received an annual fee of $50,000, which is paid quarterly. In addition during the fourth quarter of 2013 the Board determined it would pay the chairman an additional $10,000 per year for services as chairman of the board. In 2013, our chairman received $2,500 for his services.

Option Grants under the 2013 Plan. Each of our non-employee directors is eligible to automatically receive, upon becoming a non-employee director, a one-time grant of a non-qualified stock option under the 2013 Plan in an amount to be determined by the Board at an exercise price equal to the fair market value of a share of the common stock on the date of grant. These non-employee director options have a term of 10 years and vest with respect to 25% of the underlying shares on the grant date and with respect to an additional 25% of the underlying shares on the date of each of the first three anniversaries of such grant, but only if the director remains a non-employee director for the entire period from the date of grant to such date. There were two such awards were made in fiscal 2013. Upon re-election to our Board or upon continuing as a director after an annual meeting without being re-elected due to the classification of the Board, each non-employee director automatically receives a grant of an additional non-qualified stock option in an amount to be determined by the Board. These additional non-employee director options have a term of 10 years and vest and become exercisable upon the earlier to occur of the first anniversary of the grant date or immediately prior to the annual meeting of stockholders next following the grant date; provided that the director remains a director for the entire period from the grant date to such earlier date. The exercise price for these additional non-employee director options is the fair market value of our common stock on the date of their grant. All outstanding non-employee director options vest in full immediately prior to any change in control. One annual grant was made in 2013. Each non-employee director is also eligible to receive additional options under the 2013 Plan in the discretion of the Board. These options vest and become exercisable pursuant to the 2013 Plan and the terms of the option grant.
In connection with his appointment to the Board in January 2012, the Company issued Mr. Zarrabian: (i) a non-qualified option to purchase up to 378,149 shares of common stock, which option is exercisable at an exercise price of $3.00 per share and vested with respect to one-quarter of the underlying shares on each of April 20, 2012, July 20, 2012, October 20, 2012 and January 20, 2013; and (ii) full-value stock awards, comprised of 23,608 shares of restricted stock and 207,217 restricted stock units, representing the right to receive a total of up to 608,974 shares of common stock. The restricted stock units vested with respect to one-quarter of the underlying shares on each of April 20, 2012, July 20, 2012, October 20, 2012 and January 20, 2013. On September 24, 2013 the Company canceled Mr. Zarrabians Option and RSUs and issued him 79,622 shares of restricted stock that vest on March 1, 2014.
Related Party Transactions
No director or executive officer, nor any beneficial holder of more than five percent of our outstanding capital stock, nor any immediate family member of the foregoing, had any material interest, direct or indirect, in any reportable transaction with us during the 2013 fiscal year, or any reportable business relationship with us during such time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table provides information as of December 31, 2013 with respect to shares of our common stock that may be issued under our equity compensation plans. We effected a 1-for-100 reverse stock split on February 17, 2012 and a 1-for-50 reverse stock split on January 14, 2014. The information set forth in the table below is listed on a post-split basis.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	54,000	(1)	$6.00	386,441
Equity compensation plans not approved by security holders	—		$—	—
Total	54,000		—	386,441

(1)	Outstanding options to purchase shares of our common stock under the La Jolla Pharmaceutical Company 2013 Equity Incentive Plan.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding beneficial ownership of our common stock as of March 21, 2014, based on information available to us and filings with the SEC by:

•	Each of our directors

•	Each of our “named executive officers” as defined by SEC rules;

•	All of our current directors and executive officers as a group; and

•	Each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock.
Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, shares of common stock issuable under stock options that are exercisable within 60 days of March 21, 2014 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over his, her or its shares of common stock, except for those jointly owned with that person’s spouse. Percentage of beneficial ownership of common stock is based on 7,257,033 shares of common stock outstanding as of March 21, 2014. Unless otherwise noted below, the address of each person listed on the table is c/o La Jolla Pharmaceutical Company, 4660 La Jolla Village Drive, Suite 1070, San Diego, California 92122. We effected a 1-for-100 reverse stock split on each of February 17, 2012 and a 1-for-50 reverse stock split on January 14, 2014. The information set forth in the table below is listed on a post-split basis.

Name and Address	Shares of Common Stock Owned	Shares with Right to Acquire within 60 days	Total Beneficial Ownership	Percentage of Common Stock
Baker Brothers Advisors, LLC (1)	343,361	424,728	768,089	9.999%
RTW Investments, LLC (2)	—	806,236	806,236	9.999%
Tang Capital Partners, LP (3)	181,236	604,865	786,101	9.999%
Boxer Capital, LLC (4)	154,467	634,608	789,075	9.999%
George F. Tidmarsh, M.D., Ph.D.	1,391,086	—	1,391,086	19.169%
Saiid Zarrabian	109,231	—	109,231	1.505%
Laura Douglass	—	—	—	—
Craig Johnson	—	—	—	—
All current executive officers and directors as a group (4 people) (5)	1,500,317	—	1,500,317	20.674%

*	Less than one percent.
(1)	Based upon a Schedule 13G filed with the SEC on February 14, 2014, with an update for the reverse stock split we implemented in January 2014.
(2)
Based upon a Schedule 13G/A filed with the SEC on February 14, 2014, with an update for the reverse stock split we implemented in January 2014,. The Schedule 13G/A was jointly filed by RTW Investments, LLC, RTW Master Fund, Ltd. and Roderick Wong. The address of RTW Investments, LLC is 1350 Avenue of the Americas, 28th Floor, New York, New York 10019. Roderick Wong is the Managing Member of RTW Investments, LLC.

(3)
Based upon a Schedule 13G/A filed with the SEC on January 16, 2014. The Schedule 13G/A was jointly filed by Tang Capital Partners, LP, Tang Capital Management, LLC and Kevin C. Tang. Tang Capital Partners, LP shares voting and dispositive power over such shares with Tang Capital Management, LLC and Kevin C. Tang. Mr. Tang disclaims beneficial ownership of all shares reported herein except to the extent of his pecuniary interest therein. The address of Tang Capital Partners, LP is 4747 Executive Drive, Suite 510, San Diego, California 92121.

(4)
Based upon a Schedule 13G/A filed with the SEC on February 12, 2014, with an update for the reverse stock split we implemented in January 2014. The Schedule 13G/A was jointly filed by Boxer Capital, LLC (“Boxer Capital”), Boxer Asset Management Inc. (“Boxer Management”), Joseph Lewis, and MVA Investors, LLC (“MVA”) (together with Boxer Capital and Boxer Management, and Joseph Lewis, the “Reporting Persons”). Boxer Management is the managing member and majority owner of Boxer Capital. Joseph Lewis is the sole indirect owner and controls Boxer Management. MVA is the independent, personal investment vehicle of certain employees of Boxer Capital and Tavistock Life Sciences Company, which is a Delaware corporation and an affiliate of Boxer Capital. As such, MVA is not controlled by Boxer Capital, Boxer Management and Joseph Lewis. The principal business address of both Boxer Capital and MVA is: 440 Stevens Avenue, Suite 100, Solana Beach, CA 92075. The principal business address of both Boxer Management and Joseph Lewis is: c/o Cay House P.O. Box N-7776 E.P. Taylor Drive Lyford Cay, New Providence, Bahamas.

(5)	The current executive officers and directors are comprised of Dr. Tidmarsh, Ms. Douglass, Mr. Johnson and Mr. Zarrabian.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
There are no related transactions to report for the fiscal year ended December 31, 2013.

Item 14. Principal Accountant Fees and Services.
The following table presents the aggregate fees agreed to by the Company for the annual and statutory audit for the fiscal year ended December 31, 2013 and 2012, and all other fees paid by us for services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP during 2013 and 2012, as well as the aggregate fees agreed to by the Company for audit related fees and services rendered by BDO USA, LLP during 2013 and 2012:

	2013	2012
Audit Fees — Squar, Milner, Peterson, Miranda & Williamson, LLP	$66,500	$41,000
Audit Fees — BDO USA LLP	—	36,000
Audit Related Fees — Squar, Milner, Peterson, Miranda & Williamson, LLP	22,560	—
Audit Related Fees — BDO USA LLP	20,000	11,000
Tax Fees — Squar, Milner, Peterson, Miranda & Williamson, LLP	5,800	—
Tax Fees — BDO USA LLP	—	5,000
All Other Fees	—	—
Total	$114,860	$93,000
BDO USA, LLP was our independent registered public accounting firm through January 8, 2013, at which time Squar, Milner, Peterson, Miranda & Williamson, LLP was appointed as our new independent registered public accounting firm.
Audit Fees. The fees identified under this caption were for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP for the audit of our annual financial statements. The fees identified under this caption also include fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP for the review of the financial statements included in our quarterly reports on Forms 10-Q. In addition, the amounts include fees for services that are normally provided by the auditor in connection with regulatory filings and engagements for the years identified.
Audit Related Fees. Audit related fees in 2013 consist of an aggregate of $22,560 in fees paid to Squar, Milner in connection with their consent on the Company's registration statements on Forms S-1 and S-8 filed during 2013 and $20,000 in fees paid to BDO in connection with their consent on the Company's registration statements on Forms S-1 and S-8 filed during 2013 and incorporating financial statements from BDO's 2011audit. Audit related fees in 2012 consist of an aggregate of $11,000 in fees paid to BDO in connection with their consent and the transition of the audit engagement to Squar Milner.
Tax Fees. Tax fees consist principally of assistance related to tax compliance and reporting.
All Other Fees. These fees consist primarily of accounting consultation fees related to potential collaborative agreements. There were no such fees in 2013 or 2012.
Pre-approval Policy. Our audit committee approves in advance all services provided by our independent registered public accounting firms. All engagements of our independent registered public accounting firm for 2013 and 2012 were pre-approved by the audit committee.

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

LA JOLLA PHARMACEUTICAL COMPANY

Date:	March 28, 2014	By:	/s/ George F. Tidmarsh
		Name:	George F. Tidmarsh, M.D., Ph.D.
		Title:	President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George F. Tidmarsh, M.D., Ph.D. as his or her true and lawful attorney-in-fact and agent, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George Tidmarsh	Director, President, Chief Executive Officer and Secretary (Principal Executive, Financial and Accounting Officer)	March 28, 2014
George Tidmarsh, M.D., Ph.D.

/s/ Saiid Zarrabian	Director, Chairman of the Board	March 28, 2014
Saiid Zarrabian

/s/ Laura L. Douglass	Director	March 28, 2014
Laura L. Douglass

/s/ Craig A. Johnson	Director	March 28, 2014
Craig A. Johnson

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
La Jolla Pharmaceutical Company

We have audited the accompanying consolidated balance sheets of La Jolla Pharmaceutical Company as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of La Jolla Pharmaceutical Company as of December 31, 2013 and 2012 and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP
/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
San Diego, California
March 28, 2014

La Jolla Pharmaceutical Company
Consolidated Balance Sheets
(In thousands, except share and par value amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$8,629	$3,405
Restricted cash	37	—
Prepaids and other current assets	43	25
Total current assets	8,709	3,430
Equipment and furnishings, net	38	$—
	$8,747	$3,430
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$834	$92
Accrued expenses	187	107
Accrued payroll and related expenses	73	17
Total current liabilities	1,094	216
Commitments
Stockholders’ equity:
Common stock, $0.0001 par value; 12,000,000,000 shares authorized, 4,404,407 and 285,347 shares issued and outstanding at December 31, 2013 and 2012, respectively	4	1
Series C-1[2] convertible preferred stock, $0.0001 par value; 11,000 shares authorized, 7,016 and 5,792 shares issued and outstanding at December 31, 2013 and 2012, respectively and a liquidation preference of $7,016,000	7,016	5,792
Series C-2[2] convertible preferred stock, $0.0001 par value; zero and 22,000 shares authorized, zero and 500 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	500
Series D-1[2] convertible preferred stock, $0.0001 par value; zero and 5,134 shares authorized, zero and 4,615 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	4,615
Series F Convertible Preferred Stock, $ 0.0001 par value; 10,000 shares authorized, 3,250 and zero shares issued and outstanding at December 31, 2013 and 2012, respectively and a liquidation preference of $3,250,000	3,250	—
Additional paid-in capital	462,684	439,672
Accumulated deficit	(465,301)	(447,366)
Total stockholders’ equity	7,653	3,214
	$8,747	$3,430
See accompanying notes.

La Jolla Pharmaceutical Company
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Years Ended December 31,
	2013	2012
Expenses:
Research and development	$4,362	$1,353
General and administrative	13,577	9,386
Total expenses	17,939	10,739
Loss from operations	(17,939)	(10,739)
Other income:
Adjustments to fair value of derivative liabilities	—	2,998
Other income, net	4	4
Net loss and comprehensive loss	(17,935)	(7,737)
Preferred stock dividends earned	(801)	(780)
Net loss attributable to common stockholders	$(18,736)	$(8,517)
Net loss per share basic and diluted	$(41.24)	$(41.77)
Shares used in computing basic and diluted net loss per share	454,337	203,924
See accompanying notes.

La Jolla Pharmaceutical Company
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2013 and 2012
(In thousands)

	Series C-1[2] Redeemable Convertible Preferred Stock		Series C-1[2] Convertible Preferred Stock		Series C-2[2] Convertible Preferred Stock		Series D-1[2] Convertible Preferred Stock		Series F Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	5	$5,133	—	$—	—	$—	—	$—	—	$—	17	$—	$424,071	$(439,629)	$(15,558)
Issuance of Series C-1² Preferred Stock dividends	1	780	—	—	—	—	—	—	—	—	—	—	(780)	—	(780)
Series C-1² Preferred Stock dividends	—	(90)	—	—	—	—	—	—	—	—	—	—	(56)	—	(56)
Conversion of Series C-1² Preferred Stock into common stock	—	(31)	—	—	—	—	—	—	—	—	127	1	30	—	31
Exercised Series C-2² warrants for Series C-2² Preferred Stock	—	—	—	—	1	500	—	—	—	—	—	—	—	—	500
Exercised Series D-1² warrants for Series D-1² Preferred Stock	—	—	—	—	—	—	5	4,631	—	—	—	—	(4,631)	—	—
Conversion of Series D-1² Preferred Stock into common stock	—	—	—	—	—	—	—	(16)	—	—	67	—	16	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	8,604	—	8,604
Issuance of restricted stock awards	—	—	—	—	—	—	—	—	—	—	74	—	—	—	—
Removal of redemption and certain conversion features	(6)	(5,792)	6	5,792	—	—	—	—	—	—	—	—	12,418	—	18,210
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,737)	(7,737)
Balance at December 31, 2012	—	—	6	5,792	1	500	5	4,615	—	—	285	1	439,672	(447,366)	3,214
Issuance of Series C-1[2] & C-2[2] Preferred Stock dividends	—	—	1	744	—	57	—	—	—	—	—	—	(801)	—	—
Conversion of Series C-1[2] & D-1[2] Preferred Stock into common stock	—	—	(1)	(77)	—	—	—	(47)	—	—	367	—	124	—	—
Redemption of Series D-1[2] Preferred Stock	—	—	—	—	—	—	(5)	(4,568)	—	—	—	—	4,568	—	—
Exchange of Series C-2[2] Preferred Stock for Series C-1[2] Preferred Stock	—	—	1	557	(1)	(557)	—	—	—	—	—	—	—	—	—
Issuance of Series F Preferred Stock	—	—	—	—	—	—	—	—	3	3,250	—	—	—	—	3,250
Issuance of Common Stock for September 24, 2013 financing	—	—	—	—	—	—	—	—	—	—	1,929	2	6,748	—	6,750
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	12,373	—	12,373
Issuance of restricted stock awards	—	—	—	—	—	—	—	—	—	—	1,823	1	—	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,935)	(17,935)
Balance at December 31, 2013	—	$—	7	$7,016	—	$—	—	$—	3	$3,250	4,404	$4	$462,684	$(465,301)	$7,653
See accompanying notes.

La Jolla Pharmaceutical Company
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2013	2012
Operating activities
Net loss	$(17,935)	$(7,737)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	12,373	8,604
Gain on adjustment to fair value of derivative liabilities	—	(2,998)
Depreciation expense	5	—
Changes in operating assets and liabilities:
Restricted Cash	(37)	—
Prepaids and other current assets	(18)	35
Accounts payable and accrued expenses	822	(49)
Accrued payroll and related expenses	56	10
Net cash used for operating activities	(4,734)	(2,135)
Investing Activities
Purchase of equipment and furnishings	(43)	—
Net cash used for investing activities	(43)	—
Financing Activities
Net proceeds from the issuance of common stock	6,751	—
Proceeds from the issuance of series F convertible preferred stock	3,250	—
Exercise of Series C-2[2] Warrants for Preferred Shares	—	500
Net cash provided by financing activities	10,001	500
Net increase (decrease) in cash and cash equivalents	5,224	(1,635)
Cash and cash equivalents at beginning of period	3,405	5,040
Cash and cash equivalents at end of period	$8,629	$3,405
Supplemental disclosure of cash flow information:
Non-cash investing and financing activity
Dividends paid in Series C-1[2] and C-2[2] preferred stock	$801	$780
Exchange of Series C-2[2] for Series C-1[2] preferred stock	$557	$—
Redemption of Series D-1[2] preferred stock and Series C-2[2] preferred stock warrants	$4,568	$—
Conversion of Series C-1[2] and D-1[2] Preferred Stock into common stock	$124	$47
Issuance of Series D-1[2] Preferred Stock	$—	$4,631
Reclassification of preferred stock no longer redeemable	$—	$5,792
Reclassification of Derivative Liabilities value due to removal of redemption and certain conversion features	$—	$12,418
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
Basis of Presentation
The Company has a history of recurring losses from operations and, as of December 31, 2013, the Company had no revenue sources, an accumulated deficit of $465.3 million and available cash and cash equivalents of $8.6 million. Management believes that its current cash resources are sufficient to fund operations through December 31, 2014.
Reverse Split
The Board of Directors approved the reverse stock split (the "2014 Reverse Stock Split") of the Company’s Common Stock, which became effective on January 14, 2014, with an exchange ratio of 1-for-50. As a result of the 2014 Reverse Stock Split, each 50 shares of the Company’s issued and outstanding Common Stock were automatically reclassified as, and changed into, one share of the Company’s Common Stock. No fractional shares were issued in connection with the 2014 Reverse Stock Split. Stockholders who were entitled to fractional shares instead became entitled to receive a cash payment in lieu of receiving fractional shares (after taking into account and aggregating all shares of the Company’s Common Stock then held by such stockholder) equal to the fractional share interest. The 2014 Reverse Stock Split affected all of the holders of the Company’s Common Stock uniformly. Shares of the Company’s Common Stock underlying outstanding options were proportionately reduced and the exercise prices of outstanding options were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of the Company’s Common Stock underlying outstanding convertible preferred stock were proportionately reduced and the conversion rates were proportionately decreased in accordance with the terms of the agreements governing such securities.
Significant 2013 Events

On September 24, 2013, the Company entered into a Securities Purchase Agreement with the purchasers set forth on thereto (the “Securities Purchase Agreement”), pursuant to which the Company agreed to sell, for an aggregate price of $10 million, approximately 1,928,620 shares of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”), at a price of $3.50 per share (the “Common Shares”) and approximately 3,250 shares of Series F Convertible Preferred Stock (the “Series F Preferred”) at a price of $1,000 per share (the “Preferred Shares” and, together with the Common Shares, the “Shares”) (the “Private Placement”). The Private Placement closed on September 27, 2013, subject to customary closing conditions. The estimated proceeds to the Company, net of commissions of approximately $300,000, was approximately $9.7 million.

Pursuant to the Securities Purchase Agreement, the Company designated a new series of preferred stock prior to the Closing: its Series F Convertible Preferred Stock. The Series F Preferred is convertible into Common Stock at a conversion price equal to $1,000 divided by 285, with the conversion right for each holder subject to a “blocker” with respect to such holders’ beneficial ownership, with each such “blocker” initially set at 9.99% . This blocker may be increased or decreased by a holder of Series F Preferred upon providing 61 days’ prior written notice to the Company. The Series F Preferred has no preferential dividend rights and is generally non-voting. The Series F Preferred has a liquidation preference that is senior to the Common Stock, but is pari passu with the Company’s Series C-12 Preferred (defined below). This liquidation preference entitles the holder of Series F Preferred stock to receive, in a merger, liquidation or certain other extraordinary transactions, cash or property in an amount up to the face value of the shares ($1,000 per share), as set forth in the Certificate of Determination for the Series F Preferred (the “Certificate of Determination”).

The Shares were issued in a private placement transaction that was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and pursuant to Rule 506 under the Securities Act. Each of the purchasers represented that it is an accredited investor and that it is acquiring the Shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements

As a condition to Closing, the holders of a majority of the issued and outstanding Common Stock and the holders of the Series C-12 Convertible Preferred Stock (the “Series C-12 Preferred”) approved the amendment and restatement of the Company’s Articles of Incorporation (the “Amended and Restated Articles”). Upon the filing of the Amended and Restated Articles, the following series of preferred stock were eliminated: Series C-22 Convertible Preferred Stock (the “Series C-22 Preferred”); Series D-12 Convertible Preferred Stock (the “Series D-12 Preferred”) and Series D-22 Convertible Preferred Stock (the “Series D-22 Preferred” and, together with the Series C-22 Preferred and Series D-12 Preferred, the “Existing Preferred”). As a result of the elimination of these series of preferred stock, only the Series C-12 Preferred and Series F Preferred remain designated as preferred stock of the Company.

Additionally, the Amended and Restated Articles, filed with the California Secretary of State: (i) increase the “Conversion Price” for the Series C-12 Preferred, resetting it to $1,000 divided by 1,724 from $1,000 divided by 4,261; and (ii) remove certain Series C-12 Preferred rights, preferences, privileges and restrictions originally contained in the Articles of Incorporation, including: (a) all rights of the Holders to dividends accruing under Article IV(d)(2) of the Company’s Articles of Incorporation, to the extent such dividends otherwise would have accrued on or after September 24, 2013; (b) certain protective provisions; and (c) limitations on conversion into Common Stock set forth in Article IV(d)(3)(C)(i) of the Articles of Incorporation.

The Company obtained approval of the Amended and Restated Articles by the holders of the Existing Preferred pursuant to the Consent Agreement (defined below) and obtained approval by the holders of the Common Stock by way of an action by written consent that was executed prior to Closing. After such approval, the Company filed the Amended and Restated Articles after an Information Statement on Schedule 14C was prepared and distributed to the Company’s shareholders, pursuant to the Securities Exchange Act of 1934, as amended, and the California General Corporation Law.

On September 24, 2013, the Company entered into a Consent and Waiver Agreement (the “Consent Agreement”) with the holders of the Existing Preferred (the “Holders”). Pursuant to the Consent Agreement, the Holders agreed to tender to the Company for nominal consideration shares of Series D-12 Preferred, as well as all warrants to purchase shares of Existing Preferred. As a result of this repurchase, and after giving effect to the transactions contemplated in the Exchange Agreement (described below), the Series C-12 Preferred will be the only series of preferred stock that remains outstanding prior to the Closing and, as of the Closing, no purchase rights will exist for the Existing Preferred.

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

Additionally, the Holders agreed in the Consent Agreement to increase the conversion price for the Series C-12 Preferred, notwithstanding the conversion price set forth in the Company’s Articles of Incorporation, such that the Conversion Price shall equal $1,000 divided by 1,724. This increase of the conversion price remained in effect until the Amended and Restated Articles were filed with the California Secretary of State, at which time the conversion price set forth in the Company’s charter documents again control the conversion of the Series C-12 Preferred.

On September 24, 2013, the Company also entered into an Exchange Agreement (the “Exchange Agreement”) with the Holders. Pursuant to the Exchange Agreement, the Holders exchanged a total of approximately 557 shares of Series C-22 Preferred for approximately 557 shares of Series C-12 Preferred Stock (the “Exchange Shares”). The terms of the Series C-12 Preferred are substantially similar in all respects to the Series C-22 Preferred and the exchange of the Series C-22 Preferred eliminated all outstanding shares and allows for the removal of this series of preferred stock.

The Company issued the Exchange Shares in a transaction exempt from the registration requirements of the Securities Act by virtue of the exemption provided for in Section 3(a)(9) of the Act for securities exchanged by the issuer with an existing security holder. No commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements

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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of La Jolla Pharmaceutical Company and its wholly-owned subsidiary, SL JPC Sub, Inc., which was incorporated in Delaware in December 2011. In September of 2013 SL JPC Sub, Inc. was dissolved because there had been never been any operations and no need for the entity.

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
Property and Equipment
Property and equipment is stated at cost and has been depreciated using the straight-line method over the estimated useful lives of the assets (primarily five years). As of December 31, 2013 and 2012, property and equipment was comprised of $2,233,000 and $2,186,000 which included furniture, computer equipment and software, respectively. There was $5,000 and $0 depreciation expense for the years ended December 31, 2013 and 2012, respectively.
Patents
From January 2013 through March 2014, the Company has received issuance of 5 patents and allowance of a sixth set covering compositions and methods of preparing modified pectin that cover GCS-100. The Company filed a patent for LJPC-501 in May of 2013 and in February 2014 licensed patent rights for LJPC-501 from George Washington University. In February 2014 the Company licensed patents from INSERM for LJPC-401. The Company will file patent applications in the United States and in foreign countries for the protection of these and other proprietary technologies and drug candidates as deemed appropriate.
Share-Based Compensation
The Company records compensation expense associated with stock options and other share-based awards in accordance with the authoritative guidance for stock-based compensation. The cost of employee services received in exchange for an award of an equity instrument is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense on a straight-line basis, net of estimated forfeitures, over the requisite service period of the award. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period and has been reduced for estimated forfeitures. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 0% for employees in the years ended December 31, 2013 and 2012, based on the Company’s historical experience and expected future activities.
Total share-based compensation expense related to share-based awards for the years ended December 31, 2013 and 2012 was comprised of the following (in thousands):

	December 31,
	2013	2012
Research and development	$992	$805
General and administrative	11,381	7,799
Share-based compensation expense included in operating expenses	$12,373	$8,604
Share-based compensation expense from:
Stock options	$7,762	$7,640
Restricted stock awards and restricted stock units	4,611	964
Share-based compensation expense included in operating expenses	$12,373	$8,604
Reverse Stock Splits
The Board of Directors approved the 2014 Reverse Stock Split of the Company’s Common Stock, which became effective on January 14, 2014, with an exchange ratio of 1-for-50. The Board of Directors approved the 2012 Reverse Stock Split of the Company’s Common Stock, which became effective on February 17, 2012, with an exchange ratio of 1-for-100.
All Common Stock share and per share information in the accompanying consolidated financial statements and notes included in this report have been restated to reflect retrospective application of the two reverse stock splits for all periods presented, except for par value per share and the number of authorized shares, which were not affected by either the 2014 Reverse Stock Split or 2012 Reverse Stock Split.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements

Net Income (Loss) Per Share
Basic and diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the periods. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted-average number of common shares outstanding for the period, without consideration for Common Stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted-average number of common shares and Common Stock equivalents outstanding for the period issuable upon the conversion of preferred stock and exercise of stock options and warrants. These Common Stock equivalents are included in the calculation of diluted EPS only if their effect is dilutive. There is no difference between basic and diluted net loss per share for the year ended December 31, 2013 or December 31, 2012, as potentially dilutive securities have been excluded from the calculation of diluted net loss per common share because the inclusion of such securities would be antidilutive.
At December 31, 2013 and 2012, the potentially dilutive securities include approximately 17.5 million and 90.0 million shares, respectively, reserved for the conversion of convertible preferred stock, including accrued dividends, and the exercise of outstanding stock options and warrants.
Segment Reporting
Management has determined that the Company operates in one business segment, which is the development of pharmaceutical products.
Adoption of Recent Accounting Pronouncements
In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740).  This update improves the reporting for unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The update is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, which for us is January 1, 2014.  We do not anticipate that adopting this update will have a material impact on our consolidated financial statements.

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
As of December 31, 2013 and 2012, cash and cash equivalents were comprised of cash in checking and money market accounts.
3. Securities Purchase Agreement

On September 24, 2013, the Company entered into a Securities Purchase Agreement with the purchasers thereto, pursuant to which the Company agreed to sell, for an aggregate price of $10 million, approximately 1,928,620 shares of the Company’s Common Stock, par value $0.0001 per share, at a price of $3.50 per share and approximately 3,250 shares of Series F Preferred at a price of $1,000 per share. The Private Placement closed on September 27, 2013, subject to customary closing conditions. The estimated proceeds to the Company, net of $300,000 in commissions, was approximately $9.7 million.

Pursuant to the Securities Purchase Agreement, the Company designated a new series of preferred stock prior to the Closing: its Series F Convertible Preferred Stock. The Series F Preferred is convertible into Common Stock at a conversion price equal to $1,000 divided by 285, with the conversion right for each holder subject to a “blocker” with respect to such holders’ beneficial ownership, with each such “blocker” initially set at 9.99% . This blocker may be increased or decreased by a holder of Series F Preferred upon providing 61 days’ prior written notice to the Company. The Series F Preferred will have no preferential dividend rights and is generally non-voting. The Series F Preferred has a liquidation preference that is senior to the Common Stock, but is pari passu with the Company’s Series C-12 Preferred. This liquidation preference entitles the holder of Series F Preferred stock to receive, in a merger, liquidation or certain other extraordinary transactions, cash or property in an amount up to the face value of the shares ($1,000 per share), as set forth in the Certificate of Determination for the Series F Preferred. A copy of the Certificate of Determination was filed as Exhibit 4.1, to the Company's 8-K filed with the SEC on September 25, 2013, the terms of which are incorporated herein by reference.

The Shares were issued in a private placement transaction that is exempt from registration under Section 4(a)(2) of the Securities Act, as amended and pursuant to Rule 506 under the Securities Act. Each of the purchasers has represented that it is an accredited investor and that it is acquiring the Shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

Use of Proceeds

The Company plans to use the proceeds from the Private Placement to advance the programs currently under development in its pipeline, including the Phase 2 clinical study of GCS-100 in chronic kidney disease and the Phase 1 clinical study of LJPC-501 in hepatorenal syndrome.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements

Amendment and Restatement of Articles of Incorporation

As a condition to Closing, the holders of a majority of the issued and outstanding Common Stock and the holders of the Series C-12 Preferred have approved the amendment and restatement of the Company’s Amended and Restated Articles. Upon the filing of the Amended and Restated Articles with the California Secretary of State, the following series of preferred stock will be eliminated: Series C-22 Preferred, Series D-12 Preferred and Series D-22 Preferred. As a result of the elimination of these series of preferred stock, only the Series C-12 Preferred and Series F Preferred will remain designated as preferred stock of the Company.

Additionally, the Amended and Restated Articles: (i) increase the “Conversion Price” for the Series C-12 Preferred, resetting it to $1,000 divided by 1,724 from $1,000 dividend by 4,261; and (ii) remove certain Series C-12 Preferred rights, preferences, privileges and restrictions originally contained in the Articles of Incorporation, including: (a) all rights of the Holders to dividends accruing under Article IV(d)(2) of the Company’s Articles of Incorporation, to the extent such dividends otherwise would have accrued on or after September 24, 2013; (b) certain protective provisions; and (c) limitations on conversion into Common Stock set forth in Article IV(d)(3)(C)(i) of the Articles of Incorporation.

The Company obtained approval of the Amended and Restated Articles by the holders of the Existing Preferred pursuant to the Consent Agreement and obtained approval by the holders of the Common Stock by way of an action by written consent that was executed prior to Closing. Subject to such approval, the Company expects to file the Amended and Restated Articles after an Information Statement on Schedule 14C has been prepared and distributed to the Company’s shareholders, pursuant to the Securities Exchange Act of 1934, as amended, and the California General Corporation Law.

Consent and Waiver Agreement

On September 24, 2013, the Company entered into a Consent Agreement with the holders of the Holders. Pursuant to the Consent Agreement, the Holders agreed to tender to the Company for nominal consideration shares of Series D-12 Preferred, as well as all warrants to purchase shares of Existing Preferred. As a result of this repurchase, and after giving effect to the transactions contemplated in the Exchange Agreement, the Series C-12 Preferred is the only series of preferred stock that remained outstanding prior to the Closing and, as of the Closing, no purchase rights existed for the Existing Preferred.

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

Additionally, the Holders agreed in the Consent Agreement to increase the conversion price for the Series C-12 Preferred, notwithstanding the conversion price set forth in the Company’s Articles of Incorporation, such that the Conversion Price shall equal $1,000 divided by 1,724. This increase of the conversion price will remain in effect until the Amended and Restated Articles are filed with the California Secretary of State, at which time the conversion price set forth in the Company’s charter documents will again control the conversion of the Series C-12 Preferred.

Exchange Agreement

On September 24, 2013, the Company also entered into an Exchange Agreement with the Holders. Pursuant to the Exchange Agreement, the Holders exchanged a total of approximately 557 shares of Series C-22 Preferred for approximately 557 shares of Series C-12 Preferred Stock. The terms of the Series C-12 Preferred are substantially similar in all respects to the Series C-22 Preferred and the exchange of the Series C-22 Preferred eliminated all outstanding shares and allowed for the removal of this series of preferred stock.

The Company issued the Exchange Shares in a transaction exempt from the registration requirements of the Securities Act by virtue of the exemption provided for in Section 3(a)(9) of the Act for securities exchanged by the issuer with an existing security holder. No commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements

2010 Securities Purchase Agreement
On May 24, 2010, the Company entered into the Securities Purchase Agreement by and among the Company and the purchasers named therein (the “Purchasers”). The Purchasers included institutional investors as well as the Company’s Chief Executive Officer, Chief Financial Officer and an additional Company employee. The total investment by these Company employees represented less than 3% of the proceeds received by the Company in the May 2010 Financing. Pursuant to the Securities Purchase Agreement, on May 26, 2010 (the “Closing Date”), for total consideration of $6,003,000, the Purchasers purchased: (i) an aggregate of 5,794 shares of the Company’s Common Stock, par value $0.0001 per share, at a contractually stated price of $150.00 per share; and (ii) 5,134 shares of the Company’s Series C-1 Convertible Preferred Stock (the “Series C Preferred”), par value $0.0001 per share, at a contractually stated price of $1,000 per share. The Purchasers also received: (i) warrants to purchase 5,134 shares of the Company’s Series D-1 Convertible Preferred Stock (the “Series D-1 Preferred”), par value $0.0001 per share, at an exercise price of $1,000 per share, which warrants were exercisable on a cashless basis (the “Series D-1 Warrants”); and (ii) warrants to purchase 10,268 units, at an exercise price of $1,000 per unit, which warrants are exercisable only in cash, with each unit consisting of one share of the Company’s Series C-2 Convertible Preferred Stock (the “Series C-2 Preferred”), par value $0.0001 per share, and an additional Series D-2 Warrant to purchase one share of the Company’s Series D-2 Convertible Preferred Stock (the “Series D-2 Preferred), par value $0.0001 per share, at an exercise price of $1,000 per share (the “Series C-2 Warrants”).
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
On January 19, 2012, the Company entered into the Third Amendment Agreement with certain of its Series C-11 Convertible Preferred stockholders to amend the terms of the Securities Purchase Agreement, and the forms of Cash Warrants and Cashless Warrants (as defined in the Securities Purchase Agreement). Under the Third Amendment Agreement, the Termination Date (as defined in the Cash Warrants and Cashless Warrants) was amended to extend the Termination Date to the date that is 3 years following the closing of the asset purchase. Additionally, the mandatory redemption provision of the Cash Warrants was removed. The Company was required to perform a 1-for-100 reverse stock split with an automatic one-time downward conversion price adjustment following the 2012 Reverse Stock Split. In connection with the Third Amendment Agreement, the Company adopted a Certificate of Designations that established the rights, preferences and privileges for its Series C-12 Stock, Series C-22 Stock, Series D-12 Stock and Series D-22 Stock. In connection with the adoption of the new Certificate of Designations: (i) the Company filed a Certificate of Elimination for its Series C-11 Preferred, Series C-21 Preferred, Series D-11 Preferred and Series D-21 Preferred; (ii) the holders of shares of the Company’s Series C-11 Preferred exchanged each share (including fractional shares) of Series C-11 Preferred for an equal number of shares of Series C-12 Stock; and (iii) all references in the Securities Purchase Agreement and the Warrants (as defined in the Certificate of Designations) to the Series C-11 Preferred, Series C-21 Preferred, Series D-11 Preferred and Series D-21 Preferred were changed to refer to Series C-12 Stock, Series C-22 Stock, Series D-12 Stock and Series D-22 Stock, respectively.

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
Preferred Stock
As of December 31, 2013, the Company’s Board of Directors is authorized to issue 8,000,000 shares of preferred stock, with a par value of $0.0001 per share, in one or more series, of which 11,000 are designated for Series C-12 Stock and 10,000 are designated Series F Stock. As of December 31, 2013, 7,016 shares of of Series C-12 Stock and 3,250 shares of Series F Stock were issued and outstanding. As of December 31, 2012, 5,792 shares of Series C-12 Stock, 500 shares of Series C-22 Stock and 4,615 shares of Series D-12 Stock were issued and outstanding.
Voting Rights
The holders of preferred stock do not have voting rights, other than for general protective rights required by the California General Corporation Law or as set forth below.
Dividends
Cumulative dividends were payable on the Series C-12 Stock and the Series C-22 Stock (collectively, the “Series C2 Stock”) at an annual rate of 15% from the date of issuance through the date of conversion, payable semi-annually on November 25th and May 25th, in shares of Series C2 Stock. On September 24, 2013 dividends were removed from the Series C-12 Stock and the Series F Stock does not have a dividend.
Liquidation Preference
Upon a Liquidation Event (as defined in the Company’s Articles of Incorporation), no other class or series of capital stock can receive any payment unless the 2012 New Preferred Stock has first received a payment in an amount equal to $1,000 per share, plus all accrued and unpaid dividends, if applicable. As of December 31, 2013 the liquidation preference was $7,016,000 and $3,250,000 on the Series C-12 Stock and Series F Stock, respectively.
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

4. Commitments
As of December 31, 2013, there were no notes payable, purchase commitments or capital leases.
On March 15, 2013, the Company entered into a lease (the “Office Lease”), with La Jolla Centre I LLC, to lease office space in the building known as La Jolla Centre I, located at 4660 La Jolla Village Drive, San Diego, California, covering approximately 1,954 square feet. The premises will be used by the Company for office space.
On March 21, 2014 the Company entered into a lease amendment (the "Amended Office Lease"), with La Jolla Centre I LLC, to lease additional office space in the building it currently leases office space covering and additional 1,759 square feet. The additional space will be used by the Company for necessary office space expansion.
The Company leases certain properties under an operating lease expiring on March 31, 2018. Future minimum annual lease payments under these existing lease agreements are as follows as of December 31, 2013:

Year Ended December 31,	Operating Lease
2014	$106,226
2015	131,679
2016	137,628
2017	143,808
Thereafter	36,342
Total minimum payments	$555,683
5. Separation Agreements and Employment Agreement
As part of the Agreement described in Note 1, the Company entered into an employment agreement with a new President and Chief Executive Officer on January 19, 2012. The annual base salary was to be $240,000 for the first year of employment with the Company and was to increase to $420,000 on the one-year anniversary of the employment start date. In addition, an option to purchase the number of shares of Common Stock equal to 7.5% of the Company’s fully diluted, as-converted shares was awarded (the “First Option”), subject to the terms and conditions of any applicable award agreements and other restrictions and limitations generally applicable to Common Stock or equity awards held by Company executives or otherwise imposed by law. Subject to applicable terms and conditions, the First Option shall vest with respect to 25% of the underlying shares on the one-year anniversary of the employment start date, with the remainder vesting monthly, in equal monthly installments, over the three years thereafter. The First Option is exercisable at a price equal to $0.06 per share of Common Stock. The First option was canceled on September 24, 2013 as part of the 2013 Financing. As a replacement for the First Option Dr. Tidmarsh recieved a restricted stock ("RSA") grant for a number of shares of Common Stock equal to 7.5% of the Company's fully diluted share count after the effect of the capital restructuring and 2013 financing, which amounted to 1,327,048 shares of Common Stock. The RSA's vest as follows: (i) 1/14 vesting January 20, 2015, (ii) 1/14 vesting January 20, 2016, 2/7 vesting on the earlier of first drug approval or stock trading for 20 consecutive days at $10.50/share, (iii) 1/7 vesting on stock trading for 20 consecutive days at $7.00/share, (iv) 1/7 vesting on stock trading for 20 consecutive days at $12.50/share, (v) 1/7 vesting on stock trading for 20 consecutive days at $15.00/share and (vi) 1/7 vesting on stock trading for 20 consecutive days at $17.50/share, an unvested shares will be forfeited if not satisfied within 7 years from date of grant.
6. Stockholders’ Equity
Common Stock
During the twelve months ended December 31, 2013, the Company issued a total of 4,119,058 shares of common stock of which approximately: (i) 165,652 shares were issued upon the conversion of Series C-12 Preferred; (ii) 201,914 shares were issued upon the conversion of  Series D-12 Preferred; (iii) 16,000 shares of unregistered common stock were issued to our President and Chief Executive Officer; (iv) 6,000 shares of unregistered common stock were issued to a director; (v) 14,000 shares of unregistered common stock were issued to two employees; (vi) 4,000 shares of restricted stock were issued to one employee; (vii) 40,000 shares were issued upon the vesting of restricted stock units; (viii) 1,742,857 shares of restricted stock were issued to an officer, director and three employees as a result of the Private Placement and (ix) 1,928,635 shares of restricted stock were issued to current and new investors as a result of the Private Placement.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements

Reverse Stock Splits
The Board of Directors approved the 2014 Reverse Stock Split of the Company’s Common Stock, which became effective on January 14, 2014, with an exchange ratio of 1-for-50. As a result of the 2014 Reverse Stock Split, each 50 shares of the Company’s issued and outstanding Common Stock were automatically reclassified as, and changed into, one share of the Company’s Common Stock. No fractional shares were issued in connection with the 2014 Reverse Stock Split. Stockholders who were entitled to fractional shares instead became entitled to receive a cash payment in lieu of receiving fractional shares (after taking into account and aggregating all shares of the Company’s Common Stock then held by such stockholder) equal to the fractional share interest. The 2014 Reverse Stock Split affected all of the holders of the Company’s Common Stock uniformly. Shares of the Company’s Common Stock underlying outstanding options were proportionately reduced and the exercise prices of outstanding options were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of the Company’s Common Stock underlying outstanding convertible preferred stock were proportionately reduced and the conversion rates were proportionately decreased in accordance with the terms of the agreements governing such securities.
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
All Common Stock share and per share information in the accompanying consolidated financial statements and notes included in this report have been restated to reflect retrospective application of the two reverse stock splits for all periods presented, except for par value per share and the number of authorized shares, which were not affected by the 2014 Reverse Stock Split or 2012 Reverse Stock Split.
Preferred Stock
As of December 31, 2013, the Company’s Board of Directors is authorized to issue 8,000,000 shares of preferred stock, with a par value of $0.0001 per share, in one or more series, of which 11,000 are designated for Series C-12 Stock and 10,000 are designated for Series F Stock. As of December 31, 2013, 7,016 shares of C-12 Stock and 3,250 shares of Series F Stock were issued and outstanding. As of December 31, 2012, 5,792 shares of Series C-12 Stock, 500 shares of Series C-22 Stock and 4,615 shares of Series D-12 Stock were issued and outstanding.
Warrants
As of December 31, 2013, there were no warrants outstanding.
Stock Option Plans
In May 2004, the Company adopted the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (the “2004 Plan”), under which, as amended, 12 shares of Common Stock were authorized for issuance. The 2004 Plan provides for the grant of incentive and non-qualified stock options, as well as other share-based payment awards, to employees, directors, consultants and advisors of the Company with up to a 10-year contractual life and various vesting periods as determined by the Company’s Compensation Committee or the Board of Directors, as well as automatic fixed grants to non-employee directors of the Company. As of December 31, 2013, the 2004 Plan had been canceled by the Board of Directors and no shares were outstanding and or issuable under the 2004 Plan.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements

In May 2010, the Company granted options to purchase a total of 11 shares of Common Stock to two employees. These grants were made outside of the Company’s existing stockholder-approved equity compensation plans but were otherwise legally binding awards and did not require stockholder approval. These stock options were treated in all respects as if granted under the Company’s 2010 Equity Incentive Plan (the “2010 Plan”). During the first quarter of 2012, following termination of the two employees, the options were forfeited and are no longer available for grant.
In August 2010, the Company adopted the 2010 Plan under which 19 shares of Common Stock were authorized for issuance. The 2010 Plan is similar to the 2004 Plan. The 2010 Plan provided for automatic increases to the number of authorized shares available for grant; and as such, in September 2011, the authorized shares were increased by 320 shares, to a maximum authorized allowed of 340 shares. In May 2012, the stockholders approved an amendment to the 2010 Plan that increased the amount of shares authorized to 23,768, with automatic quarterly increases on the first day of each quarter based on 10% of the outstanding shares of Common Stock as of the last day of the previous quarter end. The authorized shares were increased by 956 and 2,410 at July and October 2012, respectively. As of December 31, 2013, the 2010 Plan had been canceled by the Board of Directors and no shares were outstanding and or issuable.
A summary of the Company’s stock option award activity as of and for the years ended December 31, 2013 and 2012 is as follows:

	Outstanding Options
	Shares Underlying Stock Options	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	18	$873,100
Granted	11,844,609	3
Forfeited/Expired	—	—
Outstanding at December 31, 2012	11,844,627	4
Granted	54,000	6
Canceled	(11,844,609)	3
Forfeited/Expired	(18)	873,100
Outstanding at December 31, 2013	54,000	$6	10	$94,500
Vested and expected to vest at December 31, 2013	—	$—	0	$—
Exercisable at December 31, 2013	—	$—	0	$—
In April 10, 2012, the Company awarded options to purchase up to 11,844,609 shares of Common Stock to the Chief Executive Officer, a board member and an employee. The inducement options were granted outside of the 2010 Plan, but are subject to the terms and conditions of the 2010 Plan. The inducement options were granted at an exercise price of $3.00. Two of the grants vest 25% on the one-year anniversary date of the grants and 1/48 of the shares monthly thereafter. The grant to the board member vests quarterly over a one-year period. The options granted in April of 2012 were canceled on September 24, 2013.
On September 24, 2013, the Company adopted a Equity Incentive Plan (the "2013 Plan") under which 42,920 shares of Common Stock were authorized for issuance. The 2013 Plan allows for automatic annual increases on the first day of each year based on 10% of the outstanding shares of Common Stock as of the last day of the previous year end.
Options granted under each of the Plans must have an exercise price equal to at least 100% of the fair market value of the Company’s Common Stock on the date of grant. The options will generally have a maximum contractual term of ten years and vest at the rate of one-fourth of the shares on the first anniversary of the date of grant and 1/48 of the shares monthly thereafter.
The weighted-average grant date fair value of options granted during the year ended December 31, 2013 was $6.00 per share. As of December 31, 2013, approximately $314,000 of total unrecognized compensation costs related to non-vested stock option awards is expected to be recognized over a weighted average period of approximately 3.8 years. No stock option exercises occurred during the years ended December 31, 2013 and 2012.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”) that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s Common Stock. In determining the expected life of employee options, the Company uses the “simplified” method. The expected life assumptions for non-employees were based upon the contractual term of the option. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments by the Company.
The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,
	2013	2012
Risk-free interest rate	2.8%	1.1%
Dividend yield	0%	0%
Volatility	213%	236%
Expected life (years)	10.00 years	6.04 years
Share-based compensation expense recognized in the Consolidated Statements of Operations for fiscal years 2013 and 2012 is based on awards ultimately expected to vest. There were no forfeitures during 2013 and 2012 were.
At December 31, 2013, the Company has reserved 440,441 shares of Common Stock for future issuance upon exercise of all options granted or to be granted under the 2013 Plan.
Restricted Stock
On September 24, 2013, the Company issued restricted stock awards ("RSAs") of approximately 1,327,048 to an officer, 79,622 to a director and 336,185 to three employees. The grant to the officer, director and one of the employees are for the replacement of canceled stock options and RSUs granted on April 10, 2012, which is a result of the capital restructuring that took place on September 24, 2013. The RSAs were granted outside of the 2013 Equity Plan but are governed in all respects by the 2013 Equity Plan.
The RSAs for an officer vest as follows: (i) 1/14 vesting January 20, 2015; (ii) 1/14 vesting January 20, 2016, 2/7 vesting on the earlier of first drug approval or stock trading for 20 consecutive days at $10.50/share; (iii) 1/7 vesting on stock trading for 20 consecutive days at $7/share; (iv) 1/7 vesting on stock trading for 20 consecutive days at $12.50/share; (v) 1/7 vesting on stock trading for 20 consecutive days at $15/share; and (vi) 1/7 vesting on stock trading for 20 consecutive days at $17.50/share, any unvested shares will be forfeited if not satisfied within 7 years from date of grant. The RSAs for a director vest on March 1, 2013. The RSAs for the first employee vest as follows: (i) 1/4 vesting on NASDAQ listing or January 20, 2016; (ii) 1/4 vesting on January 20, 2015; and (iii) 1/2 monthly starting January 20, 2014 for 24 months. The RSAs for the second employee vest as follows: (i) 1/2 vesting monthly over 24 months from January 14, 2015; (ii) 1/4 vesting on the earlier of Nasdaq listing, but in no event earlier than January 14, 2014 or later than January 14, 2015; (iii) 1/4 vesting on January 14, 2015. The RSAs for the third employee vest as follows: (i) 1/4 vesting on January 1, 2014 and (ii) 3/4 vesting monthly starting January 1, 2014.
In April 2013, the Company issued an aggregate of 4,000 shares of restricted stock to an employee. The shares were issued under the 2010 Plan and vest quarterly beginning on January 14, 2013. These shares were subject to a reacquisition right if the services of the holder are terminated during the vesting period. No consideration is paid for the redemption of the shares under the reacquisition right, but the holder is required to return to the Company any cash dividends paid or payable with respect to the shares.
The grant date fair value is the market value on the grant date multiplied by the number of shares granted and share-based compensation expense is recognized on a straight-line basis over the vesting period. The share-based compensation expense for restricted stock during the twelve months ended December 31, 2013 is $95,000 for research and development expenses. The remaining unamortized share-based compensation expense for research and development to be recognized over the next 24 months is $1,900,000. The share-based compensation expense during the twelve months ended December 31, 2013 is $4,464,000 for general and administrative expenses. The remaining unamortized share-based compensation expense for general and administrative to be recognized over the next 35 months is $13,700,000.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements

Restricted Stock Units
The share-based compensation expense during the tweleve months ended December 31, 2013 by expense category was $52,000 for general and administrative expenses. The share-based compensation expense during the twelve months ended December 31, 2013 was $157 for research and development expenses. On September 24, 2013 the Company canceled 207,502 RSUs that were granted on April 10, 2012 to a director and an employee. As a result of the modification the remaining unamortized share-based compensation expense to be recognized over the remaining service period for the restricted stock units was transferred to the new RSAs and as of December 31, 2013 there is no unamortized share-based compensation expense relating to restricted stock units to be recognized.
7. 401(k) Plan
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
Following guidance in IRS Notice 98-52 related to the “safe harbor,” 401(k) plan method, non-highly compensated employees will receive a contribution from the Company equal to 3% of their annual salaries, as defined in the Code. Such contributions vest immediately and are paid annually following each year end. These “safe harbor” contributions by the Company were less than $6,300 and $2,000 for the years ended December 31, 2013 and 2012, respectively.
8. Income Taxes
The FASB Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of the date of adoption. As of December 31, 2013 and 2012, the total liability for unrecognized tax benefits was $45,000 and is included in current liabilities.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at December 31, 2013 or December 31, 2012, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2013 and 2012.
The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1996 and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and research and development credits.
The Company has not completed a formal Section 382/383 analysis regarding the composition and limitation of net operating loss and research and development credit carryforwards. The Company does not presently plan to complete a formal Section 382/383 analysis, and until this analysis has been completed, the Company has removed the deferred tax assets for net operating losses and research and development credits generated through 2013 from its deferred tax asset schedule and has recorded a corresponding increase to its valuation allowance.
At December 31, 2013, the Company has estimated federal and California income tax net operating loss carryforwards of approximately $350,206,000 and $279,510,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes. In addition, the Company has estimated federal and California research and development tax credit carryforwards of approximately $16,000,000 and $10,000,000, respectively. The federal net operating loss, research tax credit carryforwards and California net operating loss carryforwards which began to expire in 2013. The California research and development credit carryforwards will carry forward indefinitely until utilized. The Company believes that, in May 2010 and February 2009, it experienced ownership changes at times when its enterprise value was minimal. As a result of these ownership changes and the low enterprise values at such times, the Company’s federal and California net operating loss carryforwards and federal research and development credit carryforwards as of December 31, 2013 will likely be subject to annual limitations under IRC Section 382/383 and, more likely than not, will expire unused.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax assets as of December 31, 2013 and 2012 are listed below (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Capitalized research and development and other	$28,283	$21,193
Valuation allowance for deferred tax assets	(28,283)	(21,193)
Net deferred taxes	$—	$—
Income taxes computed by applying the U.S. Federal Statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the statement of operations as follows (in thousands):

	December 31,
	2013	2012
Income tax benefit at statutory federal rate	$(6,098)	$(2,708)
State tax expense (benefit), net of federal	—	(445)
Research and development credits	126	—
Fair Value of Derivative	—	(1,221)
Expired tax attributes	—	3,008
Removal of net operating losses and research and development credits	—	(2,522)
Change in valuation allowance	5,972	10,037
Other	—	(6,149)
Provision for income taxes	$—	$—
9. Subsequent Events
The Company has completed an evaluation of all subsequent events through the issuance date of these consolidated financial statements and the following represent subsequent events for disclosure.
Issuance of Common Stock

After the 2014 Reverse Stock Split, holders of the Series C-12 Preferred and Series F Preferred have converted 1,622.343 shares of Series C-12 Preferred and 184.190 shares of Series F Preferred into 2,852,626 shares of common stock.

EXHIBIT INDEX

Exhibit Number	Description
2.2	Asset Purchase Agreement by and among La Jolla Pharmaceutical Company and Solana Therapeutics, Inc., dated as of January 19, 2012 (1)

2.3	Agreement and Plan of Merger of La Jolla Pharmaceutical Company, a Delaware corporation and LJPC Merger Sub, Inc., a California corporation (2)

3.1	Amended and Restated Articles of Incorporation (3)

3.2	Certificate of Amendment of Articles of Incorporation (4)

3.3	Bylaws (2)

4.1	Certificate of Determination of Series F Convertible Preferred Stock (16)

10.1	Form of Indemnification Agreement (5)*

10.2	La Jolla Pharmaceutical Company 1994 Stock Incentive Plan (Amended and Restated as of May 16, 2003) (6)*

10.3	La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (Amended and Restated as of June 20, 2008) (7)*

10.4	La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (Amended and Restated as of June 20, 2008) (7)*

10.5	Form of Option Grant under the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (7)*

10.6	La Jolla Pharmaceutical Company 2010 Equity Incentive Plan, as amended* (8)

10.7	Securities Purchase Agreement, dated as of May 24, 2010 by and among the Company and the Purchasers named therein (9)

10.8	Form of Series C-2 Preferred Stock Purchase Warrant (9)

10.9	Form of Series D-1 Preferred Stock Purchase Warrant (9)

10.10	La Jolla Pharmaceutical Company Retirement Savings Plan (10)*

10.11	Consent and Amendment Agreement by and among La Jolla Pharmaceutical Company and the undersigned parties thereto, dated as of March 29, 2011 (11)

10.12	Consent and Amendment Agreement by and among La Jolla Pharmaceutical Company and the undersigned parties thereto, dated as of June 30, 2011 (12)

10.13	Second Amendment Agreement by and among La Jolla Pharmaceutical Company and the undersigned parties thereto, dated as of August 24, 2011 (13)

10.14	Consent and Amendment Agreement by and among La Jolla Pharmaceutical Company and the undersigned parties thereto, dated as of January 19, 2012 (1)

10.15	Employment Offer Letter by and between La Jolla Pharmaceutical Company and George Francis Tidmarsh, M.D., Ph.D., dated as of January 19, 2012 (1)*

10.16	Consent and Waiver Agreement, dated December 7, 2012 (14)

10.17	Consent, Waiver and Amendment Agreement, dated March 28, 2013 (17)

10.18	Securities Purchase Agreement, dated as of September 24, 2013, by and among La Jolla Pharmaceutical Company and the Purchasers named therein (16)

10.19	Consent and Waiver Agreement, dated as of September 24, 2013, by and among La Jolla Pharmaceutical Company and the undersigned parties thereto (16)

10.20	Exchange Agreement, dated as of September 25, 2013, by and among La Jolla Pharmaceutical Company and the undersigned parties thereto (16)

10.21	Form of La Jolla Pharmaceutical Company Restricted Stock Agreement* (17)

10.22	La Jolla Pharmaceutical Company 2013 Equity Incentive Plan* (16)

16.1	Letter from BDO to the SEC, dated January 9, 2013 (15)

21.1	Subsidiaries of La Jolla Pharmaceutical Company (17)

23.1	Consent of Independent Registered Public Accounting Firm Squar, Milner, Peterson, Miranda & Williamson LLP **

24.1	Power of Attorney (included on the signature page of this Form 10-K)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	This exhibit is a management contract or compensatory plan or arrangement.
**	Filed herewith.

(1)	Previously filed with the Company’s Current Report on Form 8-K, filed January 20, 2012 and incorporated by reference herein.

(2)	Previously filed with the Company’s Current Report on Form 8-K, filed June 20, 2012 and incorporated herein by reference.

(3)	Previously filed with the Company’s Registration Statement on Form S-8, filed December 20, 2013 and incorporated herein by reference.

(4)	Previously filed with the Company’s Current Report on Form 8-K, filed January 15, 2014 and incorporated herein by reference.

(5)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated by reference herein.

(6)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein.

(7)	Previously filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-151825) filed June 20, 2008 and incorporated by reference herein.

(8)	Previously filed as Appendix A to the Company’s Definitive Revised Proxy Statement filed April 23, 2012, and incorporated by reference herein.

(9)	Previously filed with the Company’s Current Report on Form 8-K filed May 28, 2010 and incorporated by reference herein.

(10)	Previously filed with the Company’s Current Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated by reference herein.

(11)	Previously filed with the Company’s Current Report on Form 8-K filed April 5, 2011 and incorporated by reference herein.

(12)	Previously filed with the Company’s Current Report on Form 8-K, filed July 5, 2011 and incorporated by reference herein.

(13)	Previously filed with the Company’s Current Report on Form 8-K, filed August 25, 2011 and incorporated by reference herein.

(14)	Previously filed with the Company’s Current Report on Form 8-K, filed December 10, 2012 and incorporated by reference herein.

(15)	Previously filed with the Company’s Current Report on Form 8-K, filed January 14, 2013 and incorporated by reference herein.

(16)	Previously filed with the Company’s Current Report on Form 8-K, filed September 25, 2013 and incorporated by reference herein.

(17)	Previously filed with the Company’s Annual Report on Form 10-K, filed April 1, 2013 and incorporated by reference herein.