Form 10-Q
period 2014-03-31
LA JOLLA PHARMACEUTICAL CO
filed 2014-04-30
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 1-36282

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2014 La Jolla Pharmaceutical Company had 7,867,199 shares of common stock, $0.0001 par value per share, outstanding.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Balance Sheets
(in thousands, except share and par value amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,885	$8,629
Restricted cash	37	37
Prepaids	156	43
Total current assets	6,078	8,709
Equipment and furnishings, net	51	38
Total assets	$6,129	$8,747

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$562	$834
Accrued expenses	262	187
Accrued payroll and related expenses	82	73
Total current liabilities	906	1,094
Commitments

Stockholders’ equity:
Common stock, $ 0.0001 par value; 12,000,000,000 shares authorized, 7,257,033 and 4,404,407 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	4	4
Series C-1[2] Convertible Preferred Stock, $ 0.0001 par value; 11,000 shares authorized, 5,393 and 7,016 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	5,393	7,016
Series F Convertible Preferred Stock, $ 0.0001 par value; 10,000 shares authorized, 3,066 and 3,250 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	3,066	3,250
Additional paid-in capital	467,189	462,684
Accumulated deficit	(470,429)	(465,301)
Total stockholders’ equity	5,223	7,653
Total liabilities and stockholders' equity	$6,129	$8,747

See accompanying notes to the condensed financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Unaudited Condensed Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Expenses:
Research and development	$1,996	$655
General and administrative	3,134	3,548
Total expenses	5,130	4,203
Loss from operations	(5,130)	(4,203)
Other income:
Other income, net	2	1
Net loss and comprehensive loss	(5,128)	(4,202)
Preferred stock dividends earned	—	(93)
Net loss attributable to common stockholders	$(5,128)	$(4,295)
Net loss per share basic and diluted	$(0.93)	$(12.26)
Shares used in computing basic and diluted net loss per share	5,535	350

See accompanying notes to the condensed financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Unaudited Condensed Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(5,128)	$(4,202)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	2,698	3,530
Depreciation expense	2	—
Changes in operating assets and liabilities:
Restricted cash	—	(37)
Prepaids and other current assets	(113)	(51)
Accounts payable and accrued expenses	(197)	46
Accrued payroll and related expenses	9	9
Net cash used for operating activities	(2,729)	(705)

Investing activities
Purchase of equipment and furnishings	(15)	—
Net cash used for investing activities	(15)	—

Net decrease in cash and cash equivalents	(2,744)	(705)
Cash and cash equivalents at beginning of period	8,629	3,405
Cash, cash equivalents at end of period	$5,885	$2,700

Supplemental disclosure of cash flow information:
Non-cash investing and financing activity
Conversion of series C-1[2] preferred stock into common stock	$1,623	$7
Conversion of series D-1[2] preferred stock into common stock	$—	$13
Conversion of series F preferred stock into common stock	$184	$—

See accompanying notes to the condensed financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Notes to Condensed Financial Statements
(Unaudited)
March 31, 2014

1. Basis of Presentation and Description of Business

La Jolla Pharmaceutical Company (the "Company") is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapeutics intended to significantly improve outcomes in patients with life-threatening diseases.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2014. The unaudited financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed balance sheets of the Company at March 31, 2014, the condensed statements of operations and comprehensive loss for the three months ended March 31, 2014, and the condensed statements of cash flows for the three months ended March 31, 2014. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Corporate Structure

The Company was incorporated in 1989 as a Delaware corporation. In June of 2012, the Company reincorporated in the State of California. All common and preferred shares of the Delaware corporation were exchanged for common and preferred shares of the Company.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and disclosures made in the accompanying notes to the unaudited condensed financial statements. Actual results could differ materially from those estimates.

Reverse Stock Split

The Board of Directors approved a reverse stock split (the "2014 Reverse Stock Split") of the Company’s common stock, which became effective on January 14, 2014, with an exchange ratio of 1-for-50. As a result of the 2014 Reverse Stock Split, each 50 shares of the Company’s issued and outstanding common stock were automatically reclassified as, and changed into, one share of the Company’s common stock. No fractional shares were issued in connection with the 2014 Reverse Stock Split. Stockholders who were entitled to fractional shares instead became entitled to receive a cash payment in lieu of receiving fractional shares (after taking into account and aggregating all shares of the Company’s common stock then held by such stockholder) equal to the fractional share interest. The 2014 Reverse Stock Split affected all of the holders of the Company’s common stock uniformly. Shares of the Company’s common stock underlying outstanding options were proportionately reduced and the exercise prices of outstanding options were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of the Company’s common stock underlying outstanding convertible preferred stock were proportionately reduced and the conversion rates were proportionately decreased in accordance with the terms of the agreements governing such securities.

All common stock share and per share information in the accompanying unaudited condensed consolidated financial statements have been restated to reflect retrospective application of the 2014 Reverse Stock Split for all periods presented, except for par value per share and the number of authorized shares, which were not affected.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the periods. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period issuable upon the conversion of preferred stock and exercise of stock options and warrants. These common stock equivalents are included in the calculation of diluted EPS only if their effect is dilutive. There is no difference between basic and diluted net loss per share for the three months ended March 31, 2014. Potentially dilutive securities have been excluded from the calculation of diluted net loss per share because the inclusion of such securities would be antidilutive. As of March 31, 2014 and March 31, 2013, an aggregate of 17.5 million and 102 million potentially dilutive common shares, respectively, related to the outstanding preferred stock and stock options were excluded from the diluted net loss per share.

Restricted Cash

Restricted cash consists of $37,000 in a certificate of deposit on hand with the Company’s financial institutions as collateral for its San Diego office space.

Property and Equipment

Property and equipment is stated at cost and has been depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to seven years. Depreciation expense of $2,000 and zero was recognized for the three months ended March 31, 2014 and 2013, respectively.

Comprehensive Loss

The Company’s net loss is equal to its comprehensive loss for all periods presented.

Adoption of Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740). This update improves the reporting for unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. The update is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carry-forwards, similar tax losses, or tax credit carry-forwards exist. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, which for us was January 1, 2014. The adoption of this update did not have a material impact on our unaudited condensed financial statements.

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

As of March 31, 2014 and December 31, 2013, the Company did not have any assets or liabilities recorded at fair value on a recurring basis.

3. Stockholders’ Equity

Common Stock

During the three months ended March 31, 2014, the Company issued a total of 2,852,626 shares of common stock of which: (i) 2,797,029 shares were issued upon the conversion of Series C-12 preferred stock; (ii)  52,621 shares were issued upon the conversion of  Series F preferred stock and (iii) 2,976 shares were granted to a consultant.

Preferred Stock

As of March 31, 2014, the Company’s Board of Directors is authorized to issue 8,000,000 shares of preferred stock, with a par value of $0.0001 per share, in one or more series, of which 11,000 are designated Series C-12 preferred stock and 10,000 are designated Series F preferred stock. As of March 31, 2014, 5,393 shares of Series C-12 preferred stock and 3,066 shares of Series F preferred stock were issued and outstanding.

Share-Based Compensation

Share-Based Compensation Plan

In September of 2013, a majority of the shareholders of the Company signed a written consent in lieu of a meeting (the "Written Consent"). The Written Consent approved and adopted an equity compensation plan entitled the 2013 Equity Incentive Plan (the “2013 Equity Plan”). The 2013 Equity Plan is an omnibus equity compensation plan that permits the issuance of various types of equity-based compensation, including options, stock awards, stock appreciation rights and restricted stock units, as well as cash awards, to employees, directors and eligible consultants of the Company. The 2013 Equity Plan has a ten-year term and, subject to shareholder approval as provided under Section 422 of the Internal Revenue Code of 1986, as amended, will permit the issuance of incentive stock options. The administrator under the plan has broad discretion to establish the terms of awards, including the size, term, exercise price (if applicable) and applicable vesting conditions.

The 2013 Equity Plan allows for automatic annual increases on the first day of each year based on 10% of the outstanding shares of Common Stock as of the last day of the previous year end. On January 1, 2014 the total shares available for grant in the 2013 Equity Plan increased to 422,441. At March 31, 2014 there were 367,441 shares available for future grants under the 2013 Equity Plan.

The following table summarizes all share-based compensation expense related to stock options, restricted stock and restricted stock units by expense category (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development
Stock options	$8	$396
Restricted stock	359	3
Research and development share-based compensation expense	367	399
General and administrative
Stock options	23	3,070
Restricted stock	2,308	9
Restricted stock units	—	52
General and administrative share-based compensation expense	2,331	3,131
Total share-based compensation expense included in expenses	$2,698	$3,530

Stock Options

During the three months ended March 31, 2014, stock options were granted to 5 employees representing the right to acquire a total of up to 55,000 shares of common stock. All options vest with respect to one quarter of the underlying shares on the first anniversary of the grant and then with respect to the remaining three quarters of the underlying shares on a quarterly basis over the following three years. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock based compensation expense is recognized over the vesting period using the straight-line method. The fair value of employee stock options was estimated at the grant date using the following assumptions:

Three Months Ended March 31, 2014
Dividend yield	—
Volatility	132.0%
Risk-free interest rate	1.85%
Expected life of options (years)	6.11

The weighted average grant date fair value per share of employee stock options granted during the three months ended March 31, 2014 was $7.51.

As of March 31, 2014 there was $0.6 million in unrecognized stock option share-based compensation expense to be recognized over the next 44 months. If there are any modifications or cancellations of underlying unvested share-based awards, we may be required to accelerate, increase or cancel remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional share-based awards.

A summary of the Company’s stock option activity and related data for the three months ended March 31, 2014 is as follows:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2013	54,000	$6.00	9.63
Granted	55,000	7.51	9.90
Balance at March 31, 2014	109,000	$6.76	9.76

Restricted Stock

On January 25, 2014, the Company granted 2,976 shares of restricted stock to a consultant. The restricted stock vested immediately and was issued under the 2013 Equity Plan.

During the three months ended March 31, 2014 there were 39,811 RSA's canceled due to the termination of an employee, the remaining unamortized share-based compensation expense for the canceled RSA's was expensed at March 31, 2014. The remaining unamortized share-based compensation expense for research and development to be recognized over the next 22 months is $2,189,000. The remaining unamortized share-based compensation expense for general and administrative to be recognized over the next 32 months is $11,384,000.

4. Commitments and Contingencies

On March 21, 2014, the Company entered into a lease amendment with La Jolla Centre I LLC, to lease additional office space in the building known as La Jolla Centre I, located at 4660 La Jolla Village Drive, San Diego, California, covering approximately 1,795 square feet. The premises will be used by the Company for office space.

5. Subsequent Events

From March 31, 2014 to April 30, 2014 there where approximately 353.720 shares of Series C-12 Preferred and 140.541 shares of Series F Preferred converted into a total of 649,977 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, "we," "our," "us," La Jolla" and the "Company" refer to La Jolla Pharmaceutical Company.

Forward-Looking Statements

The forward-looking statements in this report involve significant risks, assumptions and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. Accordingly, you should not rely upon forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements are subject to the risks, uncertainties and other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2013, and in other reports and registration statements that we file with the Securities and Exchange Commission from time to time. We expressly disclaim any intent to update forward-looking statements.

Overview

La Jolla is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapeutics intended to significantly improve outcomes in patients with life-threatening diseases. Our drug development efforts are focused on three product candidates: GCS-100, LJPC-501 and LJPC-401. GCS-100 targets the protein galectin-3, which, when overproduced by the human body, has been associated with chronic organ failure and cancer. In 2013, we conducted a Phase 1 clinical trial and a randomized, placebo-controlled Phase 2 clinical trial with GCS-100 for the treatment of chronic kidney disease, or CKD. In March of 2014, we announced positive top-line results from the Phase 2 clinical trial of GCS-100 in CKD. LJPC-501 is a peptide agonist of the renin-angiotensin system, which is designed to help restore kidney function in patients with hepatorenal syndrome, or HRS. The Food and Drug Administration, or FDA, accepted our Investigational New Drug Application, or IND, for LJPC-501 for the treatment of HRS and we plan to initiate a Phase 1 clinical trial in the second quarter of 2014. In February of 2014, we announced the licensing of technology related to hepcidin or LJPC-401, which will be evaluated for the treatment of iron disorders. We also plan to continue to evaluate other opportunities for potential product candidates for the treatment of unmet medical needs.

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

Recent Clinical Studies

In May of 2013, we announced the completion of a Phase 1 clinical trial in patients with severe CKD. This clinical trial was designed to determine the maximum tolerated dose and safety of a single dose of GCS-100 in this patient population. A total of 29 patients were enrolled and treated in 6 dose cohorts. The maximum tolerated dose was determined by the study’s independent data safety monitor to be 30 mg/m2 based on one of the six patients treated at that dose experiencing a Grade 3 adverse event. This event was defined as muscle cramps, which resolved without intervention and without any harm to the patient.

We initiated a Phase 2 clinical trial in patients with severe CKD in July of 2013, completed enrollment in December of 2013, and administered the final dose in February of 2014. We announced positive top-line results from our randomized, placebo-controlled Phase 2 clinical trial of GCS-100 in CKD in March of 2014. The clinical trial met its primary efficacy endpoint of a statistically significant improvement in kidney function. Specifically, a dose of 1.5 mg/m2 led to a statistically significant (p=0.045) increase in eGFR compared to placebo between baseline and end of treatment. At the 30 mg/m2 dose, there was no statistically significant difference.

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

Non-alcoholic steatohepatitis (NASH) and Chronic Liver Disease

GCS-100 also has the potential to treat various forms of chronic liver disease also characterized by tissue fibrosis. We have conducted two preclinical studies examining the effect of GCS-100 on liver fibrosis in mice. The preclinical study, which was performed in collaboration with the Stelic Institute, was conducted in an established, benchmark preclinical model for non-alcoholic steatohepatitis-hepatocellular carcinoma, or NASH-HCC. We expect further research and development expenses during 2014 as we continue the development of GCS-100 for the treatment of NASH.

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

In June of 2013, we filed and received an IND for LJPC-501 for the treatment of HRS. We plan to initiate a Phase 1 clinical trial in HRS in the second quarter of 2014. As a result of the commencement of the clinical development of LJPC-501 this year, we expect our research and development expenses to increase over the remainder of 2014.

LJPC-401 (Hepcidin)

LJPC-401 is also known as hepcidin and we licensed intellectual property covering the composition of hepcidin from INSERM in February of 2014. The use of hepcidin will be evaluated as a treatment for disorders of iron overload including hemolytic anemia. The active form of hepcidin is a 25 amino acid protein that serves as a master regulator of iron metabolism. Hepcidin synthesis in the liver is regulated by multiple signals including iron stores, erythropoietic activity (the production of red blood cells) and inflammatory cytokines. We are currently in the preclinical development stage with LJPC-401 and expect to file an IND and commence a Phase 1 clinical trial of LJPC-401 in iron overload in late 2014.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

There have been no material changes to the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014.

Results of Operations

The following summarizes the results of our operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013
Research and development expenses	$1,996	$655	$1,341
General and administrative expenses	3,134	3,548	(414)
Other income, net	2	1	1
Net loss	(5,128)	(4,202)	926
Net loss attributable to common stockholders	$(5,128)	$(4,295)	$833

Research and Development Expenses

Our research and development efforts have been focused on the development of GCS-100 for CKD, LJPC-501 for HRS and LJPC-401 for iron overload. The following summarizes our research and development expenses for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Clinical development costs	$1,260	$141
Non-clinical research and development costs	736	514
Research and development	$1,996	$655

Research and development expenses were $2.0 million for the three months ended March 31, 2014 compared to $0.7 million for the same period in 2013. The increase is primarily related to costs associated with the Phase 2 clinical study of GCS-100, initiation of the Phase 2 extension clinical study of GCS-100, and the preparation of the Phase 1 clinical study of LJPC-501.

General and Administrative Expense

General and administrative expenses were $3.1 million for the three months ended March 31, 2014 compared to $3.5 million for the same period in 2013. There was an increase net of stock compensation expense primarily due to staffing additions and costs associated with our reverse stock split and listing on The NASDAQ Capital Market, which became effective on January 29, 2014. During the three months ended March 31, 2014 there was $2.3 million in stock compensation expense as part of general and administrative expenses, compared to $3.1 million for the same period 2013.

Preferred Stock Dividends

Preferred stock dividends accrued for the three months ended March, 31 2014 was zero compared to $93,000 for the same period in 2013. Until September 24, 2013 dividends payable-in-kind of 15% per year accrued on outstanding Series C-12 preferred stock and Series C-22 preferred stock and were paid on the 25th of May and November each year.

Liquidity and Capital Resources

From inception through March 31, 2014, we have incurred a cumulative net loss of approximately $470.4 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through March 31, 2014, we have raised approximately $428.0 million in net proceeds from sales of equity securities.

At March 31, 2014, we had approximately $5.9 million in cash, as compared to approximately $8.6 million of cash at December 31, 2013. At March 31, 2014 we had positive working capital of approximately $5.2 million, compared to positive working capital of approximately $7.5 million at December 31, 2013. The decrease in cash resulted from the use of our financial resources to fund our general corporate operations.

Based on our working capital as of March 31, 2014, we believe that we have sufficient capital to fund our operations through December 31, 2014. However, to fund future operations to the point where we are able to generate positive cash flow from the sales or out-licensing of our drug candidates, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support, as well as the overall condition of capital markets, including capital markets for development-stage biopharmaceutical companies. We anticipate that we will seek to fund our operations through public and private equity and debt financings or other sources, such as potential collaboration agreements. We cannot assure you that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through equity securities offerings, there can be no assurance that we will be able to do so in the future.

Cash Flows for the Three Months Ended March 31, 2014 and 2013

Operating Activities

Cash used in operating activities for the three months ended March 31, 2014 was $2.7 million compared to $0.7 million for the same period in 2013. The increase relates primarily to costs for the above mentioned clinical studies of GCS-100 for CK, costs related to our NASDAQ listing and additions to clinical support, compared to the same period in 2013.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2014 was $15,000 compared to zero for the same period in 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our President and Chief Executive Officer ("CEO"), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and procedures that are designed to ensure that information required to be disclosed in report filings and submissions under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information disclosed in filings is accumulated and communicated to the company’s management, including its CEO as well as senior financial and accounting executives, as appropriate to allow timely decisions regarding said disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our CEO, along with our senior financial and accounting executives, concluded that as of such date the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That being said, no evaluation of controls can provide absolute assurance that all control issues, fraudulence, or misstatements due to error have been detected. We believe that our disclosure controls and procedures and internal control over financial reporting have been and continue to be effective, and will continue to examine and refine where need be our disclosure controls and procedures and internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

No material changes to risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 have occurred.

ITEM 6.	EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date
3.1	Amended and Restated Articles of Incorporation	Registration Statement on Form S-8	December 20, 2013
3.2	Certificate of Amendment of Articles of Incorporation	Current Report on Form 8-K	January 15, 2014
3.3	Bylaws	Current Report on Form 8-K	June 20, 2012
4.1	Certificate of Determination of Series F Convertible Preferred Stock	Current Report on Form 8-K	September 25, 2013
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

La Jolla Pharmaceutical Company

Date:	April 30, 2014	/s/ George F. Tidmarsh
George F. Tidmarsh, M.D., Ph.D.
President, Chief Executive Officer and Secretary
(As Principal Executive, Financial and Accounting Officer)