Form 10-Q
period 2014-06-30
LA JOLLA PHARMACEUTICAL CO
filed 2014-08-14
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 12, 2014, La Jolla Pharmaceutical Company had 15,233,298 shares of common stock, $0.0001 par value per share, outstanding.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Balance Sheets
(in thousands, except share and per-share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$3,888	$8,629
Restricted cash	37	37
Prepaid expenses and other current assets	148	43
Total current assets	4,073	8,709
Equipment and furnishings, net	89	38
Total assets	$4,162	$8,747

LIABILITIES AND SHAREHOLDERS EQUITY:
Current liabilities:
Accounts payable	$917	$834
Accrued expenses	58	187
Accrued payroll and related expenses	94	73
Total current liabilities	1,069	1,094
Shareholders’ equity:
Common stock, $0.0001 par value; 12,000,000,000 shares authorized, 9,838,298 and 4,404,407 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	4	4
Series C-1[2] Convertible Preferred Stock, $0.0001 par value; 11,000 shares authorized, 3,917 and 7,016 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	3,917	7,016
Series F Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized, 2,798 and 3,250 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2,798	3,250
Additional paid-in capital	471,087	462,684
Accumulated deficit	(474,713)	(465,301)
Total shareholders’ equity	3,093	7,653
Total liabilities and shareholders' equity	$4,162	$8,747

See accompanying notes to the condensed financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Unaudited Condensed Statements of Operations and Comprehensive Loss
(in thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expenses:
Research and development	$1,597	$700	$3,593	$1,355
General and administrative	2,689	2,463	5,823	6,011
Total expenses	4,286	3,163	9,416	7,366
Loss from operations	(4,286)	(3,163)	(9,416)	(7,366)
Other income:
Other income, net	2	1	4	2
Net loss and comprehensive loss	(4,284)	(3,162)	(9,412)	(7,364)
Preferred stock dividends earned	—	(562)	—	(562)
Net loss attributable to common shareholders	$(4,284)	$(3,724)	$(9,412)	$(7,926)
Basic and diluted net loss per share	$(0.63)	$(6.77)	$(1.16)	$(17.57)
Shares used in computing basic and diluted net loss per share	6,836	550	8,122	451

See accompanying notes to the condensed financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Unaudited Condensed Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(9,412)	$(7,364)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	4,852	5,825
Depreciation expense	5	1
Changes in operating assets and liabilities:
Restricted cash	—	(37)
Prepaid expenses and other current assets	(105)	(42)
Accounts payable and accrued expenses	(46)	68
Accrued payroll and related expenses	21	24
Net cash used for operating activities	(4,685)	(1,525)

Investing activities:
Purchase of equipment and furnishings	(56)	(38)
Net cash used for investing activities	(56)	(38)

Net decrease in cash and cash equivalents:	(4,741)	(1,563)
Cash and cash equivalents at beginning of period	8,629	3,405
Cash and cash equivalents at end of period	$3,888	$1,842

Supplemental disclosure of cash flow information:
Non-cash investing and financing activity:
Conversion of Series C-1[2] Preferred Stock into common stock	$3,099	$11
Conversion of Series D-1[2] Preferred Stock into common stock	$—	$47
Conversion of Series F Preferred Stock into common stock	$452	$—
Dividends paid in shares of Series C-1[2] and C-2[2] Preferred Stock	$—	$463

See accompanying notes to the condensed financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Condensed Financial Statements
(Unaudited)

June 30, 2014

1. Basis of Presentation and Description of Business

La Jolla Pharmaceutical Company (the “Company”) is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies intended to significantly improve outcomes in patients suffering from life-threatening diseases.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2014. The unaudited financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed balance sheet of the Company at June 30, 2014, the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2014, and the condensed statement of cash flows for the six months ended June 30, 2014. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

Reverse Stock Split

In January of 2014, the Board of Directors of the Company approved a reverse split of the Company’s common stock, which became effective on January 14, 2014, with an exchange ratio of 1-for-50 (the “2014 Reverse Stock Split”). As a result of the 2014 Reverse Stock Split, every 50 shares of the Company’s issued and outstanding common stock were automatically combined into one share of the Company’s common stock. No fractional shares were issued in connection with the 2014 Reverse Stock Split. Shareholders who were entitled to fractional shares instead became entitled to receive a cash payment in lieu of receiving fractional shares (after taking into account and aggregating all shares of the Company’s common stock then held by such shareholder) equal to the fractional share interest. The 2014 Reverse Stock Split affected all of the holders of the Company’s common stock uniformly. Shares of the Company’s common stock underlying outstanding options were proportionately reduced, and the exercise prices of outstanding options were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of the Company’s common stock underlying outstanding convertible preferred stock were proportionately reduced, and the conversion rates were proportionately decreased in accordance with the terms of the agreements governing such securities.

All common stock share and per-share information in the accompanying unaudited condensed financial statements have been restated to reflect retrospective application of the 2014 Reverse Stock Split for all periods presented, except for par value per share and the number of authorized shares, which were not affected.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the periods presented. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period issuable upon the conversion of preferred stock and exercise of outstanding stock options and warrants. These common stock equivalents are included in the calculation of diluted EPS only if their effect is dilutive. There is no difference between basic and diluted net loss per share for the three and six months ended June 30, 2014. Potentially dilutive securities have been excluded from the calculation of diluted net loss per share because the inclusion of such securities would be antidilutive. As of June 30, 2014 and June 30, 2013, an aggregate of 7.9 million and 94 million potentially dilutive common shares, respectively, related to the outstanding preferred stock and stock options were excluded from the diluted net loss per share.

Restricted Cash

Restricted cash consists of $37,000 in the form of a certificate of deposit on hand with the Company’s financial institutions as collateral for its San Diego office space.

Equipment and Furnishings

Equipment and furnishings is stated at cost and has been depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to seven years. Depreciation expense of $5,000 and $1,000 was recognized for the six months ended June 30, 2014 and 2013, respectively.

Comprehensive Loss

The Company’s net loss is equal to its comprehensive loss for all periods presented.

Adoption of Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740). This update improves the reporting for unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward exists. The update is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carry-forwards, similar tax losses or tax credit carry-forwards exist. The update is effective prospectively for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2013, which for the Company was January 1, 2014. The adoption of this update did not have a material impact on our unaudited condensed financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, which for the Company is January 1, 2017; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopting the guidance. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 781): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period.  This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. This update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015, which for the Company is January 1, 2016; early adoption is permitted. Entities may apply the amendments in this update either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not anticipate that the adoption of this update will have a material impact on its consolidated financial statements.

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

As of June 30, 2014 and December 31, 2013, the Company did not have any assets or liabilities recorded at fair value on a recurring basis.

3. Shareholders’ Equity

Common Stock

During the six months ended June 30, 2014, the Company issued a total of 5,473,751 shares of common stock and canceled a total of 39,862 shares of common stock, of which: (i) 5,341,670 shares were issued upon the conversion of Series C-12 Preferred Stock; (ii) 129,105 shares were issued upon the conversion of Series F Preferred Stock; (iii) 2,976 shares were granted to a consultant; (iv) 39,811 shares of an unvested restricted stock grant were canceled; and (v) 51 shares were canceled due to fractional share interests as a result of the 2014 Reverse Stock Split.

Preferred Stock

As of June 30, 2014, the Company is authorized to issue 8,000,000 shares of preferred stock, with a par value of $0.0001 per share, in one or more series, of which 11,000 are designated Series C-12 Preferred Stock and 10,000 are designated Series F Preferred Stock. As of June 30, 2014, 3,917 shares of Series C-12 Preferred Stock and 2,798 shares of Series F Preferred Stock were issued and outstanding.

Share-Based Compensation

Share-Based Compensation Plan

In September 2013, the Company adopted an equity compensation plan entitled the 2013 Equity Incentive Plan (the “2013 Equity Plan”). The 2013 Equity Plan is an omnibus equity compensation plan that permits the issuance of various types of equity-based compensation awards, including options, stock awards, stock appreciation rights and restricted stock units, as well as cash awards, to employees, directors and eligible consultants of the Company. The 2013 Equity Plan has a ten-year term and it permits the issuance of incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. The administrator under the plan has broad discretion to establish the terms of awards, including the size, term, exercise price (if applicable) and applicable vesting conditions.

The 2013 Equity Plan currently allows for automatic annual increases on the first day of each year, with such increases based on 10% of the outstanding shares of the Company’s common stock as of the last day of the previous year end. On January 1, 2014, the total shares available for grant under the 2013 Equity Plan increased to 440,441. At June 30, 2014, there were 53,745 shares available for future grants under the 2013 Equity Plan.

The following table summarizes all share-based compensation expense related to stock options, restricted stock and restricted stock units by expense category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development:
Stock options	$36	$251	$44	$647
Restricted stock	146	35	505	43
Research and development share-based compensation expense	182	286	549	690
General and administrative:
Stock options	266	1,892	289	4,962
Restricted stock	1,706	112	4,014	121
Restricted stock units	—	52	—	52
General and administrative share-based compensation expense	1,972	2,056	4,303	5,135
Total share-based compensation expense included in expenses	$2,154	$2,342	$4,852	$5,825

Stock Options

During the three months ended June 30, 2014, stock options representing the right to acquire a total of up to 274,900 shares of common stock were granted to our President and Chief Executive Officer, three employees and three non-employee directors. The options granted to our President and Chief Executive Officer and three employees vest: (i) with respect to one quarter of the underlying shares, on the first anniversary of the grant; and (ii) with respect to the remaining three quarters of the underlying shares, on a quarterly basis equally over the following three years. The three non-employee directors were granted two options each: (i) one option that vests fully on the one year anniversary of such grant; and (ii) one option that vests: (a) with respect to one third of the underlying shares, on the first anniversary of such grant; and (b) with respect to the remaining two thirds of the underlying shares, on a quarterly basis equally over the following two years. The Company uses the Black-Scholes valuation model to calculate the fair value of its stock options. Share-based compensation expense is recognized over the vesting period using the straight-line method. The fair values of the stock options were estimated at the respective grant dates using the following assumptions:

Three Months Ended June 30, 2014
Dividend yield	—
Volatility	199.4%
Risk-free interest rate	2.24%
Expected life of options (years)	6.11 - 10.00

The grant date, weighted-average fair value per share of the stock options granted during the three months ended June 30, 2014 was $10.73.

As of June 30, 2014, there was $3.3 million in unrecognized stock option, share-based compensation expense to be recognized over the next 47 months. If there are any modifications or cancellations of underlying unvested share-based awards, we may be required to accelerate, increase or cancel the remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase, to the extent that we grant additional share-based awards.

A summary of the Company’s stock option activity and related data for the six months ended June 30, 2014 is as follows:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2013	54,000	$6.00	9.63
Granted	55,000	$7.51	9.90
Balance at March 31, 2014	109,000	$6.76	9.76
Granted	274,900	$10.73	9.77
Balance at June 30, 2014	383,900	$9.60	9.70

Restricted Stock

On January 25, 2014, the Company granted 2,976 shares of restricted stock to a consultant. The restricted stock vested immediately and was issued under the 2013 Equity Plan.

On March 31, 2014, restricted stock awards representing 39,811 shares of common stock were canceled on their forfeiture. The remaining unamortized share-based compensation expense for the canceled restricted stock awards was expensed on March 31, 2014.

The remaining unamortized share-based compensation expense for research and development to be recognized over the next 18 months is $2.0 million. The remaining unamortized share-based compensation expense for general and administrative to be recognized over the next 29 months is $9.7 million.

4. Commitments and Contingencies

On March 21, 2014, the Company entered into a lease amendment with La Jolla Centre I LLC, to lease additional office space in the building known as La Jolla Centre I, located at 4660 La Jolla Village Drive, San Diego, California, covering approximately 1,795 square feet. The premises are being used by the Company for office space. The Company now leases a total of 3,713 square feet of office space.

5. Subsequent Events

On July 23, 2014, the Company entered into an underwriting agreement in which the Company agreed to issue and sell an aggregate of 4,800,000 shares of its common stock to the underwriters. The shares were sold at a public offering price of $10.50 per share, and were purchased by the underwriters from the Company at a price of $9.87 per share. Under the terms of the underwriting agreement, the Company granted the underwriters an option for 30 days to purchase up to an additional 720,000 shares of the Company's common stock. On July 23, 2014, the underwriters partially exercised their option to purchase an additional 595,000 shares of the Company's common stock.

Net proceeds from the offering, including the proceeds from the additional 595,000 shares that were purchased by the underwriters following the partial exercise of their option, was approximately $53.1 million, after deducting the underwriters’ discounts, commissions and estimated offering expenses payable by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “us,” “La Jolla” and the “Company” refer to La Jolla Pharmaceutical Company.

Forward-Looking Statements

The forward-looking statements in this report involve significant risks, assumptions and uncertainties, and a number of factors, both foreseen and unforeseen, which could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. Accordingly, you should not rely upon forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements are subject to the risks, uncertainties and other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2013, and in other reports and registration statements that we file with the Securities and Exchange Commission from time to time. We expressly disclaim any intent to update forward-looking statements.

Overview

La Jolla is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies intended to significantly improve outcomes in patients suffering from life-threatening diseases. Our drug development efforts are focused on four product candidates: LJPC-501, GCS-100, LJPC-1010 and LJPC-401. LJPC-501 is a proprietary formulation of angiotensin II, a naturally occurring regulator of blood pressure. We are developing LJPC-501 for the treatment of catecholamine-resistant hypotension, or CRH. We plan to initiate a Phase 3 clinical trial of LJPC-501 in CRH in early 2015. GCS-100 targets the protein galectin-3, which, when overproduced by the human body, has been associated with chronic organ failure and cancer. We are developing GCS-100 for the treatment of chronic kidney disease, or CKD. In 2013, we conducted a Phase 1 clinical trial and initiated a randomized, placebo-controlled Phase 2 clinical trial of GCS-100 in CKD. In March of 2014, we announced positive top-line results from the Phase 2 clinical trial of GCS-100 in CKD. In June of 2014, we completed enrollment for a Phase 2 extension clinical trial of GCS-100 in CKD. We plan to initiate a Phase 2b clinical trial of GCS-100 in CKD in late 2014. LJPC-1010 is a more potent and purified derivative of GCS-100 that has been shown to be active in an animal model of nonalcoholic steatohepatitis, or NASH, and can be delivered orally. We intend to initiate a Phase 1 clinical trial of LJPC-1010 in NASH in 2015. In February of 2014, we announced the licensing of technology related to LJPC-401. LJPC-401 is a formulation of hepcidin, which is an endogenous peptide hormone that controls and regulates iron metabolism. We plan to initiate a Phase 1 clinical trial of LJPC-401 in iron overload in 2015. We also plan to continue to evaluate other opportunities for potential product candidates for the treatment of unmet medical needs.

LJPC-501

LJPC-501 is a proprietary formulation of angiotensin II, a naturally occurring regulator of blood pressure. We are developing LJPC-501 for the treatment of CRH, which is an acute, life-threatening condition in which blood pressure drops to dangerously low levels and is poorly responsive to current treatments. LJPC-501 has been shown to raise blood pressure in a randomized, placebo-controlled clinical trial in CRH, as well as animal models of hypotension. We plan to initiate a registration Phase 3 clinical trial of LJPC-501 in CRH in early 2015. In June of 2014, we had a meeting with the Food and Drug Administration, or FDA, in which agreement was reached that blood pressure can be the primary endpoint for approval in CRH. We believe CRH to be an Orphan Indication, and, therefore, in July of 2014, we submitted an Orphan Drug Designation application to the FDA for LJPC-501 in the treatment of CRH.

We are also developing LJPC-501 for hepatorenal syndrome, or HRS. Studies have shown that LJPC-501 may improve renal function in patients with conditions similar to HRS. HRS is a life-threatening form of progressive renal failure in patients with liver cirrhosis or fulminant liver failure. In these patients, the diseased liver secretes vasodilator substances (e.g., nitric oxide and prostaglandins) into the bloodstream that cause under-filling of blood vessels. This low blood pressure state causes a reduction in blood flow to the kidneys. As a means to restore systemic blood pressure, the kidneys induce both sodium and water retention, which contribute to ascites, a major complication associated with HRS. In June of 2013, we filed an Investigational New Drug Application, or IND, for LJPC-501 in the treatment of HRS. In the second quarter of 2014, we initiated a Phase 1/2 clinical trial of LJPC-501 in HRS.

GCS-100

GCS-100 is a complex polysaccharide derived from pectin that binds to and blocks the activity of galectin-3, a type of galectin. Galectins have a broad range of functions, including regulation of cell survival and adhesion, promotion of cell-to-cell interactions, growth of blood vessels, regulation of the immune response and inflammation. Over-expression of galectin-3 has been implicated in a number of human diseases, including chronic organ failure and cancer. This makes modulation of the activity of galectin-3 an attractive target for therapy in these diseases.

We are developing GCS-100 for the treatment of chronic kidney disease, or CKD. We initiated a randomized, placebo-controlled Phase 2 clinical trial in patients with severe CKD in July of 2013, completed enrollment in December of 2013, and administered the final dose in February of 2014. We announced positive top-line results from this clinical trial in March of 2014. The clinical trial met its predefined primary efficacy endpoint of a statistically significant improvement in kidney function. Specifically, a dose of 1.5 mg/m2 led to a statistically significant (p=0.045) increase in eGFR compared to placebo between baseline and end of treatment. At the 30 mg/m2 dose, there was no statistically significant difference.

Of the 121 patients enrolled, 117 completed treatment, including all 41 patients treated at the 1.5 mg/m2 dose. There were no serious adverse events, or SAEs, in the 1.5 mg/m2 dose group compared to two in the placebo group and two in the 30 mg/m2 group. All SAEs were deemed by the investigators as not drug-related.

In January of 2014, we initiated a Phase 2 extension clinical trial where the 117 patients that had completed the Phase 2 clinical trial could enroll. In June of 2014, we completed enrollment for this Phase 2 extension clinical trial of GCS-100 in patients with severe CKD, and we plan to initiate a Phase 2b clinical trial in late 2014.

LJPC-1010

LJPC-1010 is a more potent and purified derivative of GCS-100 that can be delivered orally. We are developing LJPC-1010 for the treatment of nonalcoholic steatohepatitis, or NASH. NASH is the more serious form of nonalcoholic fatty liver disease, or NAFLD, which can lead to liver failure. In July of 2014, we announced positive preclinical data of LJPC-1010 in NASH. We plan to file an IND with the FDA and initiate a Phase 1 clinical trial of LJPC-1010 in NASH in early 2015.

LJPC-401

LJPC-401 is our formulation of hepcidin, which is an endogenous peptide hormone that controls and regulates iron metabolism. We licensed intellectual property covering the composition of hepcidin from INSERM in February of 2014. The active form of hepcidin is a 25 amino acid protein that serves as a master regulator of iron metabolism. Hepcidin synthesis in the liver is regulated by multiple signals, including iron stores, erythropoietic activity (the production of red blood cells) and inflammatory cytokines. We are currently in the preclinical development stage with LJPC-401 and expect to file an IND and commence a Phase 1 clinical trial of LJPC-401 in iron overload in 2015.

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

Results of Operations

The following summarizes the results of our operations for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013
Research and development expense	$(1,597)	$(700)	$897
General and administrative expense	(2,689)	(2,463)	226
Other income, net	2	1	1

Preferred stock dividends	—	(562)	(562)
Net loss attributable to common shareholders	$(4,284)	$(3,724)	$560

Research and Development Expense

Our research and development efforts have been focused on the development of LJPC-501 in CRH and HRS, GCS-100 in CKD, LJPC-1010 in NASH and LJPC-401 in iron overload. The following summarizes our research and development expense for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014	2013
Clinical development costs	$1,260	$141
Non-clinical research and development costs	337	559
Research and development	$1,597	$700

Research and development expense was $1.6 million for the three months ended June 30, 2014 compared to $0.7 million for the same period in 2013. The increase is primarily related to costs associated with the Phase 2 extension clinical trial of GCS-100 in CKD, the preparation of the Phase 1 clinical trial of LJPC-501 in HRS and preclinical costs associated with LJPC-1010 and LJPC-401.

General and Administrative Expense

General and administrative expense was $2.7 million for the three months ended June 30, 2014 compared to $2.5 million for the same period in 2013. The increase was primarily due to hiring new employees and adding additional office space, which was partially offset by a reduction in share-based compensation expense. During the three months ended June 30, 2014, there was $2.0 million in share-based compensation expense as part of general and administrative expense, compared to $2.1 million for the same period in 2013.

Preferred Stock Dividends

There were no preferred stock dividends paid for the three months ended June 30, 2014, compared to $562,000 for the same period in 2013. Until September 24, 2013, dividends payable-in-kind at a rate of 15% per year accrued on our outstanding Series C-12 Preferred Stock and Series C-22 Preferred Stock and were paid on the 25th of May and November each year. As part of a waiver agreement with the holders of such preferred stock, after September 24, 2013, no dividends are earned or paid on the preferred stock.

The following summarizes the results of our operations for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013
Research and development expense	$(3,593)	$(1,355)	$2,238
General and administrative expense	(5,823)	(6,011)	(188)
Other income, net	4	2	2

Preferred stock dividends	—	(562)	(562)
Net loss attributable to common shareholders	$(9,412)	$(7,926)	$1,486

Research and Development Expense

The following summarizes our research and development expense for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Clinical development costs	$2,311	$393
Non-clinical research and development costs	1,282	962
Research and development	$3,593	$1,355

Research and development expense was $3.6 million for the six months ended June 30, 2014 compared to $1.4 million for the same period in 2013. The increase is primarily related to costs associated with the Phase 2 clinical trial of GCS-100 in CKD, initiation of the Phase 2 extension clinical trial of GCS-100 in CKD, the preparation of the Phase 1 clinical trial of LJPC-501 in HRS, preclinical costs associated with LJPC-1010 and LJPC-401 and other research and development projects.

General and Administrative Expense

General and administrative expense was $5.8 million for the six months ended June 30, 2014 compared to $6.0 million for the same period in 2013. During the six months ended June 30, 2014, there was $4.3 million in share-based compensation expense as part of general and administrative expense, compared to $5.1 million for the same period in 2013. This decrease in share-based compensation expense was partially offset by increased costs associated with hiring new employees, adding additional office space and costs associated with our reverse stock split and listing on The NASDAQ Capital Market, which became effective on January 29, 2014.

Preferred Stock Dividends

There were no preferred stock dividends paid for the six months ended June 30, 2014, compared to $562,000 for the same period in 2013. Until September 24, 2013, dividends payable-in-kind at a rate of 15% per year accrued on our outstanding Series C-12 Preferred Stock and Series C-22 Preferred Stock and were paid on the 25th of May and November each year. As part of a waiver agreement with the holders of such preferred stock, after September 24, 2013, no dividends are earned or paid on the preferred stock.

Liquidity and Capital Resources

From inception through June 30, 2014, we have incurred a cumulative net loss of approximately $474.7 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through June 30, 2014, we have raised approximately $428.0 million in net proceeds from sales of equity securities.

At June 30, 2014, we had approximately $3.9 million in cash, as compared to approximately $8.6 million in cash at December 31, 2013. At June 30, 2014, we had positive working capital of approximately $3.0 million, as compared to positive working capital of approximately $7.5 million at December 31, 2013. The decrease in cash resulted from the use of our financial resources to fund our research and development programs and general corporate operations.

Based on our working capital as of June 30, 2014, and the $53.1 million of net proceeds raised in the July 23, 2014 offering, we believe that we have sufficient capital to fund our operations through 2016. However, to fund future operations to the point where we are able to generate positive cash flow from the sales or out-licensing of our drug candidates, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support, as well as the overall condition of capital markets, including capital markets for development-stage biopharmaceutical companies. We anticipate that we will seek to fund our operations through public and private equity and debt financings or other sources, such as potential collaboration agreements. We cannot assure you that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through equity securities offerings, there can be no assurance that we will be able to do so in the future.

Cash Flows for the Six Months Ended June 30, 2014 and 2013

Operating Activities

Cash used in operating activities for the six months ended June 30, 2014 was $4.7 million compared to $1.5 million for the same period in 2013. The increase relates primarily to the increase in both research and development expense and general and administrative expense, which are discussed above.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2014 was $56,000 compared to $38,000 for the same period in 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any marketable securities at June 30, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our President and Chief Executive Officer ("CEO"), who also serves as our principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and procedures that are designed to ensure that information required to be disclosed in report filings and submissions under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information disclosed in filings is accumulated and communicated to the company’s management, including its CEO as well as senior financial and accounting executives, as appropriate to allow timely decisions regarding said disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our CEO, along with our senior financial and accounting executives, concluded that as of such date the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That being said, no evaluation of controls can provide absolute assurance that all control issues, fraudulence, or misstatements due to error have been detected. We believe that our disclosure controls and procedures and internal control over financial reporting have been and continue to be effective, and will continue to examine and refine where need be our disclosure controls and procedures and internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may face various claims brought by third parties. Any of these claims could subject us to costly litigation. However, as of the date of this report, management believes the outcome of currently identified potential claims and lawsuits will not have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

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

I. RISK FACTORS RELATING TO THE COMPANY AND THE INDUSTRY IN WHICH WE OPERATE

We have only limited assets and will need to raise additional capital before we can expect to become profitable.

As of June 30, 2014, we had no revenue sources, an accumulated deficit of $474.7 million and available cash and cash equivalents of approximately $3.8 million. On July 28, 2014, we closed a fully underwritten public offering of our common stock with net proceeds of approximately $53.1 million. We believe that our current cash resources are sufficient to fund operations through 2016. However, to fund future operations to the point where we are able to generate positive cash flow from the sales or out-licensing of our drug candidates, we will need to raise significant additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support, as well as the overall condition of capital markets, including capital markets for development-stage biopharmaceutical companies. We anticipate that we will seek to fund our operations through public and private equity and debt financings or other sources, such as potential collaboration agreements. We cannot assure you that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through equity securities offerings, there can be no assurance that we will be able to do so in the future. If we are unable to raise additional capital to fund our clinical development and other business activities, we could be forced to abandon one or more programs and curtail or cease our operations.

We have never generated any revenue from product sales and may never be profitable.

We have no products approved for commercialization and have never generated any revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize one or more of our product candidates. We do not anticipate generating revenue from product sales for the foreseeable future. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:

•	completing research and nonclinical and clinical development of our product candidates;

•	obtaining regulatory and marketing approvals for product candidates for which we complete clinical trials;

•	launching and commercializing product candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;

•	obtaining market acceptance of our product candidates as viable treatment options;

•	addressing any competing technological and market developments;

•	identifying, assessing, acquiring and/or developing new product candidates;

•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;

•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and

•	attracting, hiring and retaining qualified personnel.

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or EMA, or other regulatory agencies, domestic or foreign, to change our manufacturing processes or assays, or to perform clinical, nonclinical or other types of studies in addition to those that we currently anticipate. In cases where we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. Additionally, if we are not able to generate revenue from the sale of any approved products, we may never become profitable.

The technology underlying our compounds is uncertain and unproven.

The development efforts for LJPC-501, GCS-100, LJPC-1010 and LJPC-401 are based on unproven technologies and therapeutic approaches that have not been widely tested or used. To date, no products that use the LJPC-501, GCS-100, LJPC-1010 or LJPC-401 technology have been approved or commercialized. Application of our technology to treat life-threatening diseases is in early stages. Preclinical studies and future clinical trials of LJPC-501, GCS-100, LJPC-1010 and LJPC-401 may be viewed as a test of our entire approach to developing therapies for patients suffering from life-threatening diseases. If LJPC-501, GCS-100, LJPC-1010 or LJPC-401 do not work as intended, or if the data from our future clinical trials indicate that LJPC-501, GCS-100, LJPC-1010 or LJPC-401 are not safe and effective, the applicability of our technology for successfully treating life-threatening diseases will be highly uncertain. As a result, there is a significant risk that our therapeutic approaches will not prove to be successful, and there can be no guarantee that our drug technologies will result in any commercially successful products.

Results from any future clinical trials we may undertake may not be sufficient to obtain regulatory approvals to market our drug candidates in the United States or other countries on a timely basis, if at all.

Drug candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. In order to sell any product that is under development, we must first receive regulatory approval. To obtain regulatory approval, we must conduct clinical trials and toxicology studies that demonstrate that our drug candidates are safe and effective. The process of obtaining FDA and foreign regulatory approvals is costly, time-consuming, uncertain and subject to unanticipated delays.

The FDA and foreign regulatory authorities have substantial discretion in the approval process and may not agree that we have demonstrated that our drug candidates are safe and effective. If our drug candidates are ultimately not found to be safe and effective, we would be unable to obtain regulatory approval to manufacture, market and sell them. We can provide no assurances that the FDA or foreign regulatory authorities will approve our drug candidates or, if approved, what the scope of the approved indication might be.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. For example, the safety or efficacy results generated to date in clinical trials for GCS-100 do not ensure that later clinical trials will demonstrate similar results. There is a high failure rate for drugs proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain regulatory approval to market our drug candidates.

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

We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we and our collaborators may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have agreements with third-party contract research organizations, or CROs, to monitor and manage data for our preclinical and clinical programs. We rely heavily on these parties for execution of our preclinical and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with current good clinical practice, or cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these CROs fails to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practices, or cGMP regulations, and will require a large number of test subjects. Our or our CROs’ failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical and clinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, we may incur significant additional expenses, and our potential approval of our drug candidates may be delayed, which could have a severe negative effect on our business.

If the third-party manufacturers upon which we rely fail to produce our drug candidates that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the trials, regulatory submissions, required approvals or commercialization of our drug candidates.

We do not manufacture our drug candidates nor do we plan to develop any capacity to do so. We contract with third-party manufacturers to manufacture all of our drug candidates. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, which include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. The third-party manufacturers we contract with may not perform as agreed or may terminate their agreements with us.

In addition to product approval, any facilities in which our drug candidates are manufactured or tested for its ability to meet required specifications must be inspected by and approved by the FDA and/or the EMA before a commercial product can be manufactured. Failure of such a facility to be approved could delay the approval of one or more of our drug candidates.

Any of these factors could cause us to delay or suspend any future clinical trials, regulatory submissions, required approvals or commercialization of one or more of our drug candidates, entail higher costs and result in our being unable to effectively commercialize products.

Our success in developing and marketing our drug candidates depends significantly on our ability to obtain patent protection. In addition, we will need to successfully preserve our trade secrets and operate without infringing on the rights of others.

We depend on patents and other unpatented intellectual property to prevent others from improperly benefiting from products or technologies that we may have developed or acquired. Our patents and patent applications cover various technologies and drug candidates. There can be no assurance, however, that any additional patents will be issued, that the scope of any patent that has issued or may issue will be sufficient to protect our technology, or that any current or future issued patent will be held not invalid if subsequently challenged. There is a substantial backlog of biotechnology patent applications at the United States Patent and Trademark Office, or USPTO, that may delay the review and issuance of any patents. The patent position of biotechnology firms like ours is highly uncertain and involves complex legal and factual questions, and no consistent policy has emerged regarding the breadth of claims covered in biotechnology patents or the protection afforded by these patents. Additionally, recent U.S. Supreme Court and Federal Circuit opinions further limit the scope of patentable inventions in the life sciences space and have added increased uncertainty around the validity of certain patents that have been issued or may be the subject of pending patent applications. We intend to continue to file patent applications as we believe is appropriate to obtain patents covering both our products and processes. However, there can be no assurance that patents will be issued from any of these applications, or that the scope of any issued patents will protect our technology.

Others, including our competitors, could have patents or patent applications pending that relate to compounds or processes that overlap or compete with our intellectual property or which may affect our freedom to operate.

There can be no assurance that third-party patents will not ultimately be found to impact the advancement of our drug candidates. If the USPTO or any foreign counterpart issues or has issued patents containing competitive or conflicting claims, and if these claims are valid, the protection provided by our existing patents or any future patents that may be issued could be significantly reduced, and our ability to prevent competitors from developing products or technologies identical or similar to ours could be negatively affected. In addition, there can be no guarantee that we would be able to obtain licenses to these patents on commercially reasonable terms, if at all, or that we would be able to develop or obtain alternative technology. Our failure to obtain a license to a technology or process that may be required to develop or commercialize one or more of our drug candidates may have a material adverse effect on our business. In addition, we may have to incur significant expense and management time in defending or enforcing our patents.

We do not have complete patent protection for our product candidates. Therefore, it is possible that a competitor could develop the same or similar technology. If we cannot obtain and maintain effective patent rights for our product candidates, we may not be able to compete effectively and our business and results of operations would be harmed.

We could incur substantial costs and devote substantial management time in defending suits that others might bring against us for infringement of intellectual property rights or in prosecuting suits that we might bring against others to protect our intellectual property rights.

If we are unable to maintain effective proprietary rights for our product candidates or any future product candidates, we may not be able to compete effectively in our markets.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.

Although we expect all of our employees and consultants to assign their inventions to us, and all of our employees, consultants, advisors, and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed or that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating our trade secrets.

If we fail to obtain or maintain orphan drug exclusivity for LJPC-501, we may face greater commercial competition and our revenue will be reduced.

Regulatory authorities in some jurisdictions, including the United States and the European Union, or EU, may designate drugs for relatively small patient populations as orphan drugs. Our business strategy for the development of LJPC-501 includes seeking orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Because the extent and scope of patent protection for our drug candidates (including LJPC-501) may in some cases be limited, orphan drug designation is especially important for our products for which orphan drug designation may be available. For eligible drugs, we plan to rely on the exclusivity period under the Orphan Drug Act to maintain a competitive position. If we do not obtain orphan drug exclusivity for our drug products and biologic products that do not have broad patent protection, our competitors may then sell the same drug to treat the same condition sooner than if we had obtained orphan drug exclusivity and our revenue will be reduced.

Even though we have applied for orphan drug designation for LJPC-501 in the United States, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

The patent protection and patent prosecution for some of our product candidates is dependent on third parties.

While we normally seek and gain the right to fully prosecute the patents relating to our product candidates, there may be times when patents relating to our product candidates are controlled by our licensors. If any of our future licensing partners fail to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be materially adversely affected and we may not be able to prevent competitors from making, using, and selling competing products. In addition, even where we now have the right to control patent prosecution of patents and patent applications we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors and their counsel that took place prior to us assuming control over patent prosecution.

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

Assuming the other requirements for patentability are met, in the United States prior to March 15, 2013, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act, or the Leahy-Smith Act, enacted on September 16, 2011, the United States has moved to a first-to-file system. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and may also affect patent litigation. The effects of these changes are currently unclear as the USPTO must still implement various regulations, the courts have yet to address any of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. In general, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

If our product candidates infringe the rights of others, we could be subject to expensive litigation or be required to obtain licenses from others to develop or market them.

Our competitors or others may have patent rights that they choose to assert against us or our licensees, suppliers, customers or potential collaborators. Moreover, we may not know about patents or patent applications that our products would infringe. For example, because patent applications do not publish for at least 18 months, if at all, and can take many years to issue, there may be currently pending applications unknown to us that may later result in issued patents that our product candidates would infringe. In addition, if third parties file patent applications or obtain patents claiming technology also claimed by us or our licensors in issued patents or pending applications, we may have to participate in interference proceedings in the USPTO to determine priority of invention. If third parties file oppositions in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of our foreign patent applications.

If a third party claims that we infringe its proprietary rights, any of the following may occur:

•	we may become involved in time-consuming and expensive litigation, even if the claim is without merit;

•	we may become liable for substantial damages for past infringement if a court decides that our technology infringes a competitor’s patent;

•
a court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms, if at all, or which may require us to pay substantial royalties or grant cross licenses to our patents; and

•	we may have to redesign our product candidates or technology so that they do not infringe patent rights of others, which may not be possible or commercially feasible.

If any of these events occurs, our business and prospects will suffer and the market price of our common stock will likely decline substantially.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of our studies could reveal a high and unacceptable severity and prevalence of undesirable side effects. In such an event, our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications.

The drug-related side effects could affect patient recruitment, the ability of enrolled patients to complete the study, or result in potential product liability claims. We currently carry product liability insurance in the amount of $3.0 million in the aggregate. We believe our product liability insurance coverage is sufficient in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical trial participants, costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our product candidates, and decreased demand for our product candidates, if approved for commercial sale.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to cGMP, regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any New Drug Application, or NDA, Biologics License Application, or BLA, or marketing authorization application, or MAA. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. We will be required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval were obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

•	issue warning letters;

•	impose civil or criminal penalties;

•	suspend or withdraw regulatory approval;

•	suspend any of our ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications submitted by us;

•	impose restrictions on our operations, including closing our contract manufacturers’ facilities; or

•	seize or detain products, or require a product recall.

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

Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our product candidates will depend in part on the medical community, patients, and third-party payors accepting our product candidates as medically useful, cost-effective, and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors, and others in the medical community. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy of the product as demonstrated in clinical trials and potential advantages over competing treatments;

•	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;

•	the clinical indications for which approval is granted;

•	relative convenience and ease of administration;

•	the cost of treatment, particularly in relation to competing treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support and timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments; and

•	sufficient third-party insurance coverage and reimbursement.

Even if a potential product displays a favorable efficacy and safety profile in nonclinical and clinical trials, market acceptance of the product will not be fully known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of the product candidates may require significant resources and may never be successful. If our product candidates are approved but fail to achieve an adequate level of acceptance by physicians, patients, third-party payors, and others in the medical community, we will not be able to generate sufficient revenue to become or remain profitable.

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

•
the federal physician sunshine requirements under the Health Care Reform Laws require manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the Health Care Reform Laws, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. Moreover, the Health Care Reform Laws provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

II. RISK FACTORS RELATED SPECIFICALLY TO OUR STOCK

We currently have approximately 15.2 million shares of common stock outstanding and currently may be required to issue up to a total of approximately 7.5 million additional shares of common stock upon conversion of existing preferred stock. Such an issuance would be significantly dilutive to our existing common shareholders. You will experience further dilution if we issue additional equity securities in future fundraising transactions.

As of June 30, 2014, there were 3,917 shares of Series C-12 Preferred Stock and 2,798 shares of Series F Preferred Stock issued and outstanding. In light of the conversion rate of our preferred stock (1,724 shares of common stock are issuable upon the conversion of one share of Series C-12 Preferred Stock and 285 shares of common stock are issuable upon the conversion of one share of Series F Preferred Stock), the presence of such a large number of preferred shares may dilute the ownership of our existing shareholders and provide the preferred investors with a sizeable interest in the Company.

Assuming the conversion of all preferred stock into common stock at the current conversion rates, and the exercise of all outstanding options, we would have approximately 23.2 million shares of common stock issued and outstanding following any such conversion and exercise, although the issuance of the common stock upon the conversion of our preferred stock is limited by a 9.999% beneficial ownership cap for each preferred shareholder, which such cap maybe amended or waived by each such holder with no less than 61-days’ notice to the Company. With approximately 15.2 million shares of common stock issued and outstanding as of the date of this report, the issuance of this number of shares of common stock underlying the preferred stock would represent approximately 32% dilution to our existing shareholders.

In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our shareholders or result in downward pressure on the price of our common stock.

The price of our common stock has been, and will be, volatile and may decline.

Our stock has historically experienced significant price and volume volatility and could continue to be volatile. Market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors, among others, can have a significant effect on the market price of our securities:

•	significant conversions of preferred stock into common stock and sales of those shares of common stock;

•	results from our preclinical studies and clinical trials;

•	limited financial resources;

•	announcements regarding financings, mergers or other strategic transactions;

•	future sales of significant amounts of our capital stock by us or our shareholders;

•	developments in patent or other proprietary rights;

•	developments concerning potential agreements with collaborators; and

•	general market conditions and comments by securities analysts.

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

Because we do not expect to pay dividends on our common stock in the foreseeable future, you must rely on stock appreciation for any return on your investment.

We have paid no cash dividends on our common stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends on our common stock in the foreseeable future, and payment of cash dividends, if any, will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends. Accordingly, the success of your investment in our common stock will likely depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased your shares, and you may not realize a return on your investment in our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

La Jolla Pharmaceutical Company

Date:	August 14, 2014	/s/ George F. Tidmarsh
George F. Tidmarsh, M.D., Ph.D.
President, Chief Executive Officer and Secretary
(As Principal Executive, Financial and Accounting Officer)