Form 10-Q
period 2014-09-30
LA JOLLA PHARMACEUTICAL CO
filed 2014-11-12
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2014, La Jolla Pharmaceutical Company had 15,225,980 shares of common stock, $0.0001 par value per share, outstanding.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Balance Sheets
(in thousands, except share and per-share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$54,131	$8,629
Restricted cash	37	37
Prepaid expenses and other current assets	153	43
Total current assets	54,321	8,709
Equipment and furnishings, net	114	38
Total assets	$54,435	$8,747

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$683	$834
Accrued expenses	900	187
Accrued payroll and related expenses	32	73
Total current liabilities	1,615	1,094
Shareholders’ equity:
Common Stock, $0.0001 par value; 100,000,000 and 12,000,000,000 shares authorized, and 15,225,980 and 4,404,407 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	4	4
Series C-1[2] Convertible Preferred Stock, $0.0001 par value; 11,000 shares authorized, 3,917 and 7,016 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	3,917	7,016
Series F Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized, 2,798 and 3,250 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2,798	3,250
Additional paid-in capital	525,866	462,684
Accumulated deficit	(479,765)	(465,301)
Total shareholders’ equity	52,820	7,653
Total liabilities and shareholders' equity	$54,435	$8,747

See accompanying notes to the condensed financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Unaudited Condensed Statements of Operations and Comprehensive Loss
(in thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expenses:
Research and development	$2,625	$948	$6,218	$2,303
General and administrative	2,436	3,225	8,259	9,238
Total expenses	5,061	4,173	14,477	11,541
Loss from operations	(5,061)	(4,173)	(14,477)	(11,541)
Other income:
Other income, net	9	1	13	3
Net loss and comprehensive loss	(5,052)	(4,172)	(14,464)	(11,538)
Convertible preferred stock dividends earned	—	(337)	—	(801)
Net loss attributable to common shareholders	$(5,052)	$(4,509)	$(14,464)	$(12,339)
Basic and diluted net loss per share	$(0.37)	$(5.45)	$(1.58)	$(21.35)
Shares used in computing basic and diluted net loss per share	13,646	827	9,131	578

See accompanying notes to the condensed financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Unaudited Condensed Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(14,464)	$(11,538)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	6,595	8,568
Depreciation expense	10	3
Changes in operating assets and liabilities:
Restricted cash	—	(37)
Prepaid expenses and other current assets	(110)	(22)
Accounts payable and accrued expenses	562	322
Accrued payroll and related expenses	(68)	39
Net cash used for operating activities	(7,475)	(2,665)

Investing activities:
Purchase of equipment and furnishings	(86)	(40)
Net cash used for investing activities	(86)	(40)

Financing activities:
Net proceeds from the issuance of common stock	53,063	6,750
Proceeds from the issuance of Series F Convertible Preferred Stock	—	3,250
Net cash provided by financing activities	53,063	10,000

Net increase in cash and cash equivalents:	45,502	7,295
Cash and cash equivalents at beginning of period	8,629	3,405
Cash and cash equivalents at end of period	$54,131	$10,700

Supplemental disclosure of cash flow information:
Non-cash investing and financing activity:
Conversion of Series C-1[2] and D-1[2] Convertible Preferred Stock into common stock	$3,099	$58
Exchange of Series C-2[2] Convertible Preferred Stock for Series C-1[2] Convertible Preferred Stock	$—	$557
Redemption of Series D-1[2] Convertible Preferred Stock and Series C-2[2] Convertible Preferred Stock Warrants	$—	$4,568
Conversion of Series F Convertible Preferred Stock into common stock	$452	$—
Dividends paid in shares of Series C-1[2] and C-2[2] Convertible Preferred Stock	$—	$801

See accompanying notes to the condensed financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Condensed Financial Statements
(Unaudited)

September 30, 2014

1. Basis of Presentation and Description of Business

La Jolla Pharmaceutical Company (the "Company") is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies intended to significantly improve outcomes in patients suffering from life-threatening diseases.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013, included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2014. The unaudited financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed balance sheet of the Company at September 30, 2014, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2014, and the condensed statement of cash flows for the nine months ended September 30, 2014. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Corporate Structure

The Company was incorporated in 1989 as a Delaware corporation. In June 2012, the Company reincorporated in the State of California. All common and preferred shares of the Delaware corporation were exchanged for common and preferred shares of the Company.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and disclosures made in the accompanying notes to the unaudited condensed financial statements. Actual results could differ materially from those estimates.

Reverse Stock Split

Effective January 14, 2014, the Company effected a 1-for-50 reverse split (the "2014 Reverse Stock Split") of its outstanding common stock (See Note 2). All common stock share and per-share information in the accompanying unaudited condensed financial statements have been restated to reflect retrospective application of the 2014 Reverse Stock Split for all periods presented, except for par value per share and the number of authorized shares, which were not affected. All stock options and the shares of common stock underlying outstanding convertible preferred stock were appropriately adjusted to give effect to the 2014 Reverse Stock Split.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the periods presented. Basic earnings per share ("EPS") is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period. These common stock equivalents are included in the calculation of diluted EPS only if their effect is dilutive. There is no difference between basic and diluted net loss per share for the three and nine months ended September 30, 2014. There were potentially dilutive securities of 8.1 million shares and 13.1 million shares as of September 30, 2014 and September 30, 2013, respectively. These potentially dilutive securities relate to outstanding convertible preferred stock and stock options, and have been excluded from the calculation of diluted net loss per share because the inclusion of such securities would be antidilutive.

Restricted Cash

Restricted cash consists of $37,000 in the form of a certificate of deposit on hand with the Company’s financial institutions as collateral for its San Diego office space.

Equipment and Furnishings

Equipment and furnishings is stated at cost and has been depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to seven years. Depreciation expense of $10,000 and $3,000 was recognized for the nine months ended September 30, 2014 and 2013, respectively.

Comprehensive Loss

The Company’s net loss is equal to its comprehensive loss for all periods presented.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740). This update improves the reporting for unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward exists. The update is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carry-forwards, similar tax losses or tax credit carry-forwards exist. The update is effective prospectively for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2013, which for the Company was January 1, 2014. The adoption of this update did not have a material impact on the Company's financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, which for the Company is January 1, 2017; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopting the guidance. The Company does not anticipate that the adoption of this update will have a material impact on its financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 781): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. This update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015, which for the Company is January 1, 2016; early adoption is permitted. Entities may apply the amendments in this update either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not anticipate that the adoption of this update will have a material impact on its financial statements.

Management is evaluating the significance of the recent accounting pronouncement ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, and has not yet concluded whether the pronouncement will have a significant effect on the Company's future financial statements.

2. Shareholders’ Equity

Common Stock

Amendments to Articles of Incorporation

On August 27, 2014 at the Company's annual meeting of shareholders (the "2014 Annual Meeting"), the shareholders approved an amendment to the Company's articles of incorporation to reduce the number of authorized common shares available for issuance to 100,000,000 shares from 12,000,000,000 shares.

2014 Common Stock Offering

In July 2014, the Company entered into an underwriting agreement, in which the Company agreed to issue and sell an aggregate of 4,800,000 shares of its common stock. The shares were sold at a public offering price of $10.50 per share, with gross proceeds of approximately $56.6 million. Under the terms of the underwriting agreement, the Company granted the underwriters an option for 30 days to purchase up to an additional 720,000 shares of the Company's common stock. On July 23, 2014, the underwriters partially exercised their option to purchase an additional 595,000 shares of the Company's common stock. This transaction closed on July 28, 2014, and the Company received total net proceeds of approximately $53.1 million, net of approximately $3.5 million in underwriting commissions, discounts and other issuance costs.

2014 Reverse Stock Split

The Board of Directors of the Company enacted a reverse split of the Company's outstanding common stock, which became effective on January 14, 2014. The 2014 Reverse Stock Split was approved by the shareholders on June 5, 2013. As a result of the 2014 Reverse Stock Split, every 50 shares of the Company’s issued and outstanding common stock were automatically combined into one share of the Company’s common stock. No fractional shares were issued in connection with the 2014 Reverse Stock Split. Shareholders who were entitled to fractional shares instead became entitled to receive a cash payment in lieu of receiving fractional shares (after taking into account and aggregating all shares of the Company’s common stock then held by such shareholder) equal to the fractional share interest. The 2014 Reverse Stock Split affected all of the holders of the Company’s common stock uniformly. Shares of the Company’s common stock underlying outstanding options were proportionately reduced, and the exercise prices of outstanding options were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of the Company’s common stock underlying outstanding convertible preferred stock were proportionately reduced, and the conversion rates were proportionately decreased in accordance with the terms of the agreements governing such securities.

Preferred Stock

As of September 30, 2014, the Company is authorized to issue 8,000,000 shares of preferred stock, with a par value of $0.0001 per share, in one or more series, of which 11,000 are designated Series C-12 Convertible Preferred Stock and 10,000 are designated Series F Convertible Preferred Stock. During the nine months ended September 30, 2014, the Company issued 5,341,670 shares of common stock upon the conversion of Series C-12 Convertible Preferred Stock and 129,105 shares of common stock upon the conversion of Series F Convertible Preferred Stock. The Series C-12 Convertible Preferred Stock is convertible into common stock at a rate 1,724 shares of common stock for each share of Series C-12 Convertible Preferred Stock, and the Series F Convertible Preferred Stock is convertible into common stock at a rate of 286 shares of common stock for each share of Series F Convertible Preferred Stock. As of September 30, 2014, 3,917 shares of Series C-12 Convertible Preferred Stock and 2,798 shares of Series F Convertible Preferred Stock were issued and outstanding. As such, as of September 30, 2014, the issued and outstanding Series C-12 Convertible Preferred Stock and Series F Convertible Preferred Stock were convertible into 6,752,908 and 800,228 shares of common stock, respectively.

Share-Based Compensation

2013 Equity Incentive Plan

In September 2013, the Company adopted an equity compensation plan entitled the 2013 Equity Incentive Plan (the “2013 Equity Plan”). The 2013 Equity Plan is an omnibus equity compensation plan that permits the issuance of various types of equity-based compensation awards, including options, stock awards, stock appreciation rights and restricted stock units, as well as cash awards, to employees, directors and eligible consultants of the Company. The 2013 Equity Plan has a ten-year term and permits the issuance of incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. The administrator under the plan has broad discretion to establish the terms of awards, including the size, term, exercise price (if applicable) and applicable vesting conditions. Generally, grants to employees vest over four years, with 25% vesting on the one-year anniversary, and the remainder vesting either quarterly or monthly thereafter; grants to non-employee directors vest over three years, with 33% vesting on the one-year anniversary, and the remainder vesting either quarterly or monthly thereafter.

The 2013 Equity Plan previously allowed for automatic annual increases to the number of shares of common stock authorized for issuance under the plan on the first day of each year, with such increases based on 10% of the outstanding shares of the Company’s common stock as of the last day of the previous year end. On January 1, 2014, the total shares available for grant under the 2013 Equity Plan increased to 440,441. At the 2014 Annual Meeting, the shareholders approved and adopted an amendment to the 2013 Equity Plan to increase the number of shares of common stock authorized for issuance up to a total of 1,100,000 shares and eliminated the automatic annual increase on the first day of each year.

As of September 30, 2014, there were 576,304 shares available for future grants under the 2013 Equity Plan.

Share-Based Compensation Expense

The following table summarizes all share-based compensation expense related to stock options, restricted stock and restricted stock units by expense category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development:
Stock options	$98	$250	$142	$897
Restricted stock	147	7	652	51
Research and development share-based compensation expense	245	257	794	948
General and administrative:
Stock options	286	1,892	575	6,854
Restricted stock	1,212	593	5,226	714
Restricted stock units	—	—	—	52
General and administrative share-based compensation expense	1,498	2,485	5,801	7,620
Total share-based compensation expense included in expenses	$1,743	$2,742	$6,595	$8,568

Stock Options

During the three and nine months ended September 30, 2014, stock options representing the right to acquire a total of up to 137,000 shares and 466,900 shares of common stock were granted, respectively. The Company uses the Black-Scholes valuation model to calculate the fair value of its stock options. Share-based compensation expense is recognized over the vesting period using the straight-line method. The fair values of the stock options were estimated at the respective grant dates using the following weighted-average assumptions:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Dividend yield	—	—
Volatility	190.2%	188.1%
Risk-free interest rate	2.08%	2.15%
Expected life of options (years)	6.59	6.73

The grant date, weighted-average fair value per share of the stock options granted during the three and nine months ended September 30, 2014 was $8.38 and $9.49, respectively.

As of September 30, 2014, there was $4.0 million in unrecognized share-based compensation expense attributable to stock options to be recognized over the next 40 months. If there are any modifications or cancellations of underlying unvested stock options, we may be required to accelerate, increase or cancel the remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase, to the extent that we grant additional stock options.

A summary of the Company’s stock option activity and related data for the nine months ended September 30, 2014 is as follows:

	Outstanding Stock Options
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2013	54,000	$6.00	9.63
Granted	466,900	$9.70
Balance at September 30, 2014	520,900	$9.32	9.53

Restricted Stock

On January 25, 2014, the Company granted 2,976 shares of restricted stock to a consultant. The restricted stock vested immediately and was issued under the 2013 Equity Plan.

On March 31, 2014, restricted stock awards representing 39,811 shares of common stock were canceled upon forfeiture. The remaining unrecognized share-based compensation expense for the canceled restricted stock awards was expensed during the three months ended March 31, 2014. An additional 7,318 restricted stock awards were canceled upon forfeiture during the three months ended September 30, 2014.

The remaining unrecognized share-based compensation expense for research and development attributable to restricted stock to be recognized over the next 16 months is $1.9 million. The remaining unrecognized share-based compensation expense for general and administrative attributable to restricted stock to be recognized over the next 27 months is $8.5 million.

3. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statements and income tax carrying values, using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding the Company's ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. The Company continues to maintain a full valuation allowance against its deferred tax assets as of September 30, 2014.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There have been no material changes in the Company's unrecognized tax benefits since December 31, 2013, and as such, disclosures included in the Company's 2013 Annual Report on Form 10-K continue to be relevant for the period ended September 30, 2014.

4. Commitments and Contingencies

On March 21, 2014, the Company entered into a lease amendment with La Jolla Centre I LLC, to lease additional office space in the building known as La Jolla Centre I, located at 4660 La Jolla Village Drive, San Diego, California, covering approximately 1,795 square feet. The premises are being used by the Company for office space. The Company now leases a total of 3,713 square feet of office space. The lease term is through March 2018, and the Company’s total lease payments through the end of the lease are approximately $0.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document, “we,” “our,” “us,” “La Jolla” and the “Company” refer to La Jolla Pharmaceutical Company.

Forward-Looking Statements

The forward-looking statements in this report involve significant risks, assumptions and uncertainties, and a number of factors, both foreseen and unforeseen, which could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. Accordingly, you should not rely upon forward-looking statements as predictions of future events. Forward-looking statements include, but are not limited to, statements regarding our expectations around timing of commencement and completion of future clinical trials, the ability to successfully develop drug candidates, our ability to obtain orphan drug status or other regulatory approvals, and the expected duration over which our cash balances will fund our operations. The outcome of the events described in these forward-looking statements are subject to the risks, uncertainties and other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2013, and in other reports and registration statements that we file with the Securities and Exchange Commission from time to time. We expressly disclaim any intent to update forward-looking statements.

Program Overview

La Jolla is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies intended to significantly improve outcomes in patients suffering from life-threatening diseases. Our drug development efforts are focused on four product candidates: LJPC-501, GCS-100, LJPC-1010 and LJPC-401, which are described below.

LJPC-501

LJPC-501 is our proprietary formulation of angiotensin II. Angiotensin II, the major bioactive product of the renin-angiotensin system, serves as one of the body’s central regulators of blood pressure. We are developing LJPC-501 for the treatment of catecholamine-resistant hypotension, or CRH, which is an acute, life-threatening condition in which blood pressure drops to dangerously low levels and is poorly responsive to current treatments. LJPC-501 has been shown to raise blood pressure in a randomized, placebo-controlled clinical trial in CRH, as well as animal models of hypotension. In October 2014, we presented positive data from a preclinical study of LJPC-501 in the treatment of CRH. In June 2014, we had a meeting with the U.S. Food and Drug Administration, or FDA, in which agreement was reached that blood pressure can be the primary endpoint for approval in CRH. As a result of this meeting, we plan to initiate a registration Phase 3 clinical trial of LJPC-501 in CRH in the first quarter of 2015. We believe CRH to be an orphan indication, and, therefore, in July 2014, we submitted an Orphan Drug Designation application to the FDA for LJPC-501 in the treatment of CRH.

We are also developing LJPC-501 for hepatorenal syndrome, or HRS. HRS is a life-threatening form of progressive renal failure in patients with liver cirrhosis or fulminant liver failure. In these patients, the diseased liver secretes vasodilator substances (e.g., nitric oxide and prostaglandins) into the bloodstream that cause under-filling of blood vessels. This low blood pressure state causes a reduction in blood flow to the kidneys. As a means to restore systemic blood pressure, the kidneys induce both sodium and water retention, which contribute to ascites, a major complication associated with HRS. Studies have shown that LJPC-501 may improve renal function in patients with conditions similar to HRS. We are currently conducting a Phase 1/2 clinical trial of LJPC-501 in HRS, and, in August 2014, we enrolled our first patient in this trial. The Phase 1/2 clinical trial is currently enrolling patients.

GCS-100

GCS-100, our first-in-class galectin-3 inhibitor, is a complex polysaccharide derived from pectin that binds to, and blocks the activity of, the pro-fibrotic mediator galectin-3, a type of galectin. Over-expression of galectin-3 has been implicated in a number of human diseases characterized by progressive tissue fibrosis, such as chronic kidney disease, or CKD. We are developing GCS-100 for the treatment of CKD. As described in more detail below, we have recently completed a multicenter, randomized, placebo-controlled, Phase 2 clinical trial in advanced CKD patients in which treatment with GCS-100 resulted in a statistically significant improvement in kidney function compared to placebo. We plan to initiate a large, multicenter, randomized, placebo-controlled, Phase 2b clinical trial of GCS-100 in CKD in the first quarter of 2015. GCS-100 and LJPC-1010, our pectin-based drugs, are covered by an intellectual property portfolio that includes several issued and pending patents.

We announced positive top-line results from our Phase 2 clinical trial in CKD in March 2014. We are presenting additional results of this Phase 2 trial in November 2014 at the American Society of Nephrology’s (ASN) Annual Kidney Week. The trial met its predefined primary efficacy endpoint of a statistically significant improvement in kidney function. Specifically, a dose of 1.5 mg/m2 led to a statistically significant (p=0.045) increase in eGFR compared to placebo between baseline and end of treatment. This improvement, on a placebo-corrected basis, was maintained at 5 weeks following the completion of dosing (p=0.07). At the 30 mg/m2 dose, there was no statistically significant difference. The lack of consistent response in the 30 mg/m2 group may be due to off-target drug effects, as this dose is 1,400-fold in excess, on a molar basis, versus known circulating galectin-3 levels. Off-target effects may include antagonizing other galectins like galectin-9, which has opposing biological effects to galectin-3.

GCS-100’s effect on eGFR in this Phase 2 trial was more pronounced (p=0.029) in the prospectively defined subset of patients with diabetic etiology. Analysis of this subset was predefined based on the observation that galectin-3 is elevated in diabetes patients and that galectin-3 levels correlate with proteinuria (a marker of kidney health) in these patients.

Of the 121 patients enrolled in this Phase 2 trial, 117 completed treatment, including all 41 patients treated at the 1.5 mg/m2 dose. There were no serious adverse events, or SAEs, in the 1.5 mg/m2 dose group compared to two in the placebo group and two in the 30 mg/m2 group. All SAEs were deemed by the investigators as not drug-related.

LJPC-1010

LJPC-1010, our second-generation galectin-3 inhibitor, is a more potent and purified derivative of GCS-100 that can be delivered orally. We are developing LJPC-1010 for the treatment of nonalcoholic steatohepatitis, or NASH, and other diseases characterized by tissue fibrosis. NASH is the more serious form of nonalcoholic fatty liver disease, or NAFLD, which can lead to liver failure. In July 2014, we announced positive preclinical data of LJPC-1010 in NASH. We plan to file an Investigational New Drug Application, or IND, with the FDA and initiate a Phase 1 clinical trial of LJPC-1010 in the first quarter of 2015.

LJPC-401

LJPC-401 is our novel formulation of hepcidin, which is a naturally occurring peptide hormone that controls and regulates iron metabolism. By suppressing iron release, hepcidin prevents iron accumulation in tissues, such as the heart, where it can cause significant damage and even result in death. We are developing LJPC-401 for the treatment of iron overload. We are currently in the preclinical development stage with LJPC-401 and expect to file an IND and commence a Phase 1 clinical trial of LJPC-401 in iron overload in 2015. We licensed intellectual property covering the composition of hepcidin from INSERM in February 2014.

Results of Operations Overview

As a result of the significant expansion of our product pipeline over the past 12 months, we have significantly expanded our preclinical and clinical study activity. As a result, our research and development expenditures have increased in the nine months ended September 30, 2014 versus the same period in the prior year and are expected to continue to increase during the fourth quarter of 2014 and throughout 2015, due to planned increases in personnel and the initiation of additional clinical trials for all four of our development programs. Details of these trends and results are presented below.

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

There have been no material changes to the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed on March 31, 2014.

Recent Accounting Pronouncements

See Note 1 to the unaudited condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

The following summarizes the results of our operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development expense	$(2,625)	$(948)	$(6,218)	$(2,303)
General and administrative expense	(2,436)	(3,225)	(8,259)	(9,238)
Other income, net	9	1	13	3

Preferred stock dividends	—	(337)	—	(801)
Net loss attributable to common shareholders	$(5,052)	$(4,509)	$(14,464)	$(12,339)

Research and Development Expense

The following summarizes our research and development expense for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Clinical development costs	$1,836	$471	$3,969	$863
Personnel and related costs	419	110	854	317
Share-based compensation expense	245	258	794	947
Technology in-licensing costs	40	—	218	—
Other research and development costs	85	109	383	176
Research and development	$2,625	$948	$6,218	$2,303

For the three and nine months ended September 30, 2014, research and development expense increased to $2.6 million and $6.2 million, respectively, from $0.9 million and $2.3 million, respectively, for the same periods in 2013. The increase was primarily due to increased clinical development costs associated with the extension of the Phase 2 clinical trial of GCS-100 in CKD, the preparation of the Phase 1/2 clinical trial of LJPC-501 in HRS and pre-clinical costs associated with LJPC-1010 and LJPC-401. Additionally, an increase in personnel and related costs, which were mainly due to additional headcount to support the increased development activities noted above, also led to the increase in research and development expense. Lastly, the intellectual property in-licensing costs primarily related to LJPC-401, and an increase in other research and development costs, also led to the increase in research and development expense during the nine months ended September 30, 2014. We anticipate research and development expense to increase during the fourth quarter of 2014 and throughout 2015, due to planned increases in personnel and the initiation of additional clinical trials.

General and Administrative Expense

For the three and nine months ended September 30, 2014, general and administrative expense decreased to $2.4 million and $8.3 million, respectively, from $3.2 million and $9.2 million, respectively, for the same periods in 2013. The decrease was primarily due to a reduction in share-based compensation expense of $1.0 million and $1.8 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. This decrease was partially offset by increased personnel and related costs due to additional headcount and increased facility costs. We anticipate general and administrative expense to increase during the fourth quarter of 2014 and throughout 2015, due to planned increases in personnel and additional facility costs to accommodate our operations in light of the additional programs that we have acquired or developed.

Preferred Stock Dividends

There were no preferred stock dividends paid in the three and nine months ended September 30, 2014, compared to $337,000 and $801,000, respectively, for the same periods in 2013. Until September 24, 2013, dividends payable-in-kind at a rate of 15% per year accrued on our outstanding Series C-12 Preferred Stock and Series C-22 Preferred Stock. As part of a waiver agreement with the holders of such preferred stock, after September 24, 2013, such preferred stock was no longer entitled to earn the aforementioned dividends.

Liquidity and Capital Resources

Since January 2012, when the Company was effectively restarted with new assets and a new management team, through September 30, 2014, we have incurred a cumulative net loss of approximately $40.1 million. From inception in 1989 through September 30, 2014, we have incurred a cumulative net loss of approximately $479.8 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through September 30, 2014, we have raised approximately $481.1 million in net proceeds from the sales of equity securities.

As of September 30, 2014, we had approximately $54.1 million of cash, as compared to approximately $8.6 million of cash at December 31, 2013. Cash used in operating activities for the nine months ended September 30, 2014 was $7.5 million, compared to $2.7 million for the same period in 2013. At September 30, 2014, we had positive working capital of approximately $52.7 million, as compared to positive working capital of approximately $7.6 million at December 31, 2013. The increase in our cash and working capital was primarily due to the receipt of net cash proceeds of approximately $53.1 million from our common stock offering completed in July 2014, offset by operating expenses for the nine months ended September 30, 2014.

We expect to use our cash and working capital to fund planned increases in research and development expenses related to ongoing and future clinical trials, including the initiation of a Phase 3 clinical trial of LJPC-501 in CRH in the first quarter of 2015, a large, multicenter, randomized, placebo-controlled, Phase 2b clinical trial of GCS-100 in CKD in the first quarter of 2015, a Phase 1 clinical trial of LJPC-1010 in the first quarter of 2015 and a Phase 1 clinical trial of LJPC-401 in iron overload in 2015.

Based on our cash and working capital as of September 30, 2014, we believe that we have sufficient capital to fund our operations through 2016. However, to fund future operations to the point where we are able to generate positive cash flow from the sales or out-licensing of our drug candidates, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support, as well as the overall condition of capital markets, including capital markets for development-stage biopharmaceutical companies. We anticipate that we will seek to fund our operations through public and private equity and debt financings or other sources, such as potential collaboration agreements. We cannot assure you that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through equity securities offerings, there can be no assurance that we will be able to do so in the future.

Cash Flows for the Nine Months Ended September 30, 2014 and 2013

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2014 was $7.5 million, compared to $2.7 million for the same period in 2013. The increase relates primarily to the increase in both research and development expense and general and administrative expense, which are discussed above.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2014 was $86,000, compared to $40,000 for the same period in 2013.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2014 was $53.1 million, compared to $10.0 million for the same period in 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any marketable securities at September 30, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our President and Chief Executive Officer ("CEO"), who also serves as our principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and procedures that are designed to ensure that information required to be disclosed in report filings and submissions under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information disclosed in filings is accumulated and communicated to the company’s management, including its CEO, as well as senior financial and accounting executives, as appropriate to allow timely decisions regarding said disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our CEO, along with our senior financial and accounting executives, concluded that as of such date the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That being said, no evaluation of controls can provide absolute assurance that all control issues, fraudulence, or misstatements due to error have been detected. We believe that our disclosure controls and procedures and internal control over financial reporting have been and continue to be effective, and will continue to examine and refine where need be our disclosure controls and procedures and internal control over financial reporting.

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

As of September 30, 2014, we had no revenue sources, an accumulated deficit of $479.8 million and available cash and cash equivalents of approximately $54.1 million. On July 28, 2014, we closed an underwritten public offering of our common stock in which we received net proceeds of approximately $53.1 million. We believe that our current cash resources are sufficient to fund operations through 2016. However, to fund future operations to the point where we are able to generate positive cash flow from the sales or out-licensing of our drug candidates, we will need to raise significant additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support, as well as the overall condition of capital markets, including capital markets for development-stage biopharmaceutical companies. We anticipate that we will seek to fund our operations through public and private equity and debt financings or other sources, such as potential collaboration agreements. We cannot assure you that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through equity securities offerings, there can be no assurance that we will be able to do so in the future. If we are unable to raise additional capital to fund our clinical development and other business activities, we could be forced to abandon one or more programs and curtail or cease our operations.

We have never generated any revenue from product sales and may never be profitable.

We have no products approved for commercialization and have never generated any revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize one or more of our product candidates. We do not anticipate generating revenue from product sales for the foreseeable future. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:

•	completing research and nonclinical and clinical development of our product candidates;

•	obtaining regulatory and marketing approvals for product candidates for which we complete clinical trials;

•	launching and commercializing product candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;

•	obtaining market acceptance of our product candidates as viable treatment options;

•	addressing any competing technological and market developments;

•	identifying, assessing, acquiring and/or developing new product candidates;

•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;

•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and

•	attracting, hiring and retaining qualified personnel.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. For example, the safety or efficacy results generated to date in clinical trials for GCS-100 do not ensure that later clinical trials will demonstrate similar results. There is a high failure rate for drugs proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy, despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain regulatory approval to market our drug candidates.

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

We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

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

There can be no assurance that third-party patents will not ultimately be found to impact the advancement of our drug candidates. For example, we are aware that the USPTO has issued a patent to a third party with claims that may cover one of our product candidates. While we intend to challenge the issuance and validity of this patent, we may not be successful. If the USPTO or any foreign counterpart issues or has issued any other patents containing competitive or conflicting claims, and if these claims are valid, the protection provided by our existing patents or any future patents that may be issued could be significantly reduced, and our ability to prevent competitors from developing products or technologies identical or similar to ours could be negatively affected. In addition, there can be no guarantee that we would be able to obtain licenses to these patents on commercially reasonable terms, if at all, or that we would be able to develop or obtain alternative technology. Our failure to obtain a license to a technology or process that may be required to develop or commercialize one or more of our drug candidates may have a material adverse effect on our business. In addition, we may have to incur significant expense and management time in defending or enforcing our patents.

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

If our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

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

II. RISK FACTORS RELATED SPECIFICALLY TO OUR STOCK

We currently have approximately 15.2 million shares of common stock outstanding and currently may be required to issue up to a total of approximately 8.1 million additional shares of common stock upon conversion of existing convertible preferred stock and upon exercise of outstanding stock option grants. Such an issuance would be significantly dilutive to our existing common shareholders. You will experience further dilution if we issue additional equity securities in future fund raising transactions.

As of September 30, 2014, there were 3,917 shares of Series C-12 Convertible Preferred Stock and 2,798 shares of Series F Convertible Preferred Stock issued and outstanding. In light of the conversion rate of our preferred stock (1,724 shares of common stock are issuable upon the conversion of one share of Series C-12 Convertible Preferred Stock, and 286 shares of common stock are issuable upon the conversion of one share of Series F Convertible Preferred Stock), the presence of such a large number of convertible preferred shares may dilute the ownership of our existing shareholders and provide the preferred investors with a sizeable interest in the Company.

Assuming the conversion of all preferred stock into common stock at the current conversion rates, and the exercise of all outstanding options, we would have approximately 23.3 million shares of common stock issued and outstanding following any such conversion and exercise, although the issuance of the common stock upon the conversion of our preferred stock is limited by a 9.999% beneficial ownership cap for each preferred shareholder, which such cap maybe amended or waived by each such holder with no less than 61-days’ notice to the Company. With approximately 15.2 million shares of common stock issued and outstanding as of the date of this report, the issuance of this number of shares of common stock underlying the convertible preferred stock and outstanding stock options would represent approximately 35% dilution to our existing shareholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date
3.1	Certificate of Amendment of Articles of Incorporation of La Jolla Pharmaceutical Company dated September 25, 2014	Form 8A12B/A	October 17, 2014
3.2	Amended and Restated Bylaws of La Jolla Pharmaceutical Company dated August 27, 2014	Form 8A12B/A	October 17, 2014
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

La Jolla Pharmaceutical Company

Date:	November 12, 2014	/s/ George F. Tidmarsh
George F. Tidmarsh, M.D., Ph.D.
President, Chief Executive Officer and Secretary
(As Principal Executive, Financial and Accounting Officer)