Form 10-K
period 2014-12-31
LA JOLLA PHARMACEUTICAL CO
filed 2015-03-16
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
(Address of principal executive offices, including Zip Code)

Registrant’s telephone number, including area code: (858) 207-4264

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.0001 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes   ☐    No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2014 totaled approximately $76,360,000. As of February 27, 2015, there were 15,243,340 shares of the Company’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The registrant meets the accelerated filer requirements as of the end of its 2014 fiscal year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or Exchange Act. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the Registrant (as a smaller reporting company transitioning to the larger reporting company system) is not required to satisfy the larger reporting company disclosure requirements until its first quarterly report on Form 10-Q for the 2015 fiscal year.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “intends,” “expects,” “suggests,” “may,” “should,” “potential,” “designed to,” “will” and similar references. Such statements include, but are not limited to, statements about: our ability to successfully develop LJPC-501, GCS-100, LJPC-1010, LJPC-401 and our other product candidates (collectively our "product candidates"); the future success of our clinical trials with our product candidates; the timing for the commencement and completion of clinical trials; and our ability to obtain orphan status, break-through status or other regulatory designations with respect to any of our product candidates. Forward-looking statements are neither historical facts nor assurances of future performance. These statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others:

•	the risk that our clinical trials with our product candidates may not be successful in evaluating their safety and tolerability or providing evidence of efficacy;

•	the successful and timely completion of clinical trials;

•	our plans and timing with respect to seeking regulatory approvals and uncertainties regarding the regulatory process;

•	the availability of funds and resources to pursue our research and development projects, including clinical trials with our product candidates;

•	uncertainties associated with obtaining and enforcing patents;

•	the potential commercialization of any of our drug candidates that receive regulatory approval;

•	our estimates for future performance;

•	our estimates regarding our capital requirements and our needs for, and ability to obtain, additional financing; and

•	those risk factors identified in this Annual Report on Form 10-K under the heading “Risk Factors” and in other filings the Company periodically makes with the Securities and Exchange Commission.

Forward-looking statements contained in this Annual Report on Form 10-K speak as of the date hereof and the Company does not undertake to update any of these forward-looking statements to reflect a change in its views or events or circumstances that occur after the date of this Annual Report on Form 10-K. In Addition Please see the "Risk Factors" section of this Annual Report on Form 10-K. These risk factors may be updated from time to time by our future filings under the Exchange Act.

PART I

In this report, all references to "we," "our," "us," "La Jolla" and "the Company" refer to La Jolla Pharmaceutical Company, a California corporation.

Item 1. Business

Overview

La Jolla Pharmaceutical Company is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies intended to significantly improve outcomes in patients suffering from life-threatening diseases. We have four product candidates in development. LJPC-501 is our proprietary formulation of angiotensin II for the potential treatment of catecholamine-resistant hypotension and hepatorenal syndrome. GCS-100 is our first-in-class galectin-3 inhibitor for the potential treatment of chronic kidney disease. LJPC-1010, our second-generation galectin-3 inhibitor, is a more potent and purified derivative of GCS-100 that can be delivered orally for the potential treatment of nonalcoholic steatohepatitis and other diseases characterized by tissue fibrosis. LJPC-401 is our novel formulation of hepcidin for the potential treatment of conditions characterized by iron overload, such as hemochromatosis and beta thalassemia.

LJPC-501

Catecholamine-Resistant Hypotension

LJPC-501 is our proprietary formulation of angiotensin II. Angiotensin II, the major bioactive component of the renin-angiotensin system, serves as one of the body’s central regulators of blood pressure. We are developing LJPC-501 for the treatment of catecholamine-resistant hypotension, or CRH, which is an acute, life-threatening condition in which blood pressure drops to dangerously low levels and is poorly responsive to current treatments. Angiotensin II has been shown to raise blood pressure in a randomized, placebo-controlled clinical trial in CRH, as well as in animal models of hypotension. In October 2014, we presented positive data from a preclinical study of LJPC-501 for the treatment of CRH.

We plan to initiate a Phase 3 clinical trial with LJPC-501 for the treatment of CRH, called the Athos3 trial, in the first quarter of 2015. In February 2015, we reached agreement with the FDA on a Special Protocol Assessment, or SPA, for this multicenter, randomized, double-blind, placebo-controlled, Phase 3 clinical trial. In accordance with the SPA, the primary efficacy endpoint for the Athos3 registration trial will be increase in blood pressure. The Athos3 trial is designed to enroll approximately 315 patients. Patients will be randomized in a 1:1 fashion to receive either: (i) LJPC-501 plus standard-of-care vasopressors; or (ii) placebo plus standard-of-care vasopressors. Randomized patients will receive their assigned treatment via continuous IV infusion for up to 7 days. The primary efficacy endpoint in the study is to compare the change in mean arterial pressure in patients with CRH who receive an IV infusion of LJPC-501 plus standard-of-care vasopressors to those that receive placebo plus standard-of-care vasopressors. Secondary endpoints include comparison of changes in Sequential Organ Failure Assessment, or SOFA scores, and the safety and tolerability LJPC-501 in patients with CRH.

Hepatorenal Syndrome

We are also developing LJPC-501 for hepatorenal syndrome, or HRS. HRS is a life-threatening form of progressive renal failure in patients with liver cirrhosis or fulminant liver failure. In these patients, the diseased liver secretes vasodilator substances (e.g., nitric oxide and prostaglandins) into the bloodstream that cause under-filling of blood vessels. This low blood pressure state causes a reduction in blood flow to the kidneys. As a means to restore systemic blood pressure, the kidneys induce both sodium and water retention, which contribute to ascites, a major complication associated with HRS. Studies have shown that LJPC-501 may improve renal function in patients with conditions similar to HRS. We are currently enrolling patients in a Phase 1/2 clinical trial of LJPC-501 in HRS.

GCS-100

GCS-100 is our first-in-class galectin-3 inhibitor. GCS-100 is a complex polysaccharide derived from pectin that binds to, and blocks the activity of, the pro-fibrotic mediator galectin-3. Over-expression of galectin-3 has been implicated in a number of human diseases characterized by progressive tissue fibrosis, such as chronic kidney disease, or CKD. In 2010, the United States Renal Data System estimated that 49 million adults in the United States suffered from CKD. As described in more detail below, we have recently completed a multicenter, randomized, placebo-controlled, Phase 2 clinical trial in advanced CKD patients, in which treatment with GCS-100 resulted in a statistically significant improvement in kidney function compared to placebo. We plan to initiate a large, multicenter, randomized, placebo-controlled, Phase 2b clinical trial of GCS-100 in CKD in the first quarter of 2015.

Phase 2 Clinical Trial of GCS-100 in Advanced CKD

In November 2014, we presented positive results from our randomized, placebo-controlled, Phase 2 trial of GCS-100 in CKD at the American Society of Nephrology's Annual Kidney Week. The trial met its primary efficacy endpoint of a statistically significant improvement in kidney function. Specifically, a dose of 1.5 mg/m2 led to a statistically significant (p=0.045) increase in estimated glomerular filtration rate, or eGFR, compared to placebo between baseline and end of treatment. This improvement, on a placebo-corrected basis, was maintained at 5 weeks following the completion of dosing (p=0.07). At the 30 mg/m2 dose, there was no statistically significant difference. The lack of consistent response in the 30 mg/m2 group may be due to off-target drug effects, as this dose is 1,400-fold in excess, on a molar basis, versus known circulating galectin-3 levels. Off-target effects may include antagonizing other galectins like galectin-9, which has opposing biological effects to galectin-3.

GCS-100's effect on eGFR in this Phase 2 trial was more pronounced (p=0.029) in the prospectively defined subset of patients with diabetic etiology. Analysis of this subset was predefined based on the observation that galectin-3 is elevated in diabetes patients and that galectin-3 levels correlate with proteinuria (a marker of kidney health) in these patients.

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

Phase 2b Clinical Trial of GCS-100 in Advanced CKD with Diabetes

We plan to initiate a Phase 2b clinical trial in advanced CKD patients with diabetes in the first quarter of 2015. The Phase 2b clinical trial will be a double-blind, multicenter, placebo-controlled, randomized trial of GCS-100 in diabetic patients with Stage 3b or 4 CKD. The clinical trial is designed to enroll approximately 375 patients. Patients will be randomized 1:1:1:1 to receive fixed doses of GCS-100 (1, 3 or 9 mg) or placebo. Randomized patients will receive their assigned treatment via IV injection once a week for 8 weeks and then once every other week for an additional 16 weeks.

The primary endpoint of this Phase 2b clinical trial is to compare the change in kidney function, as measured by eGFR, from baseline to week 26, which is 2 weeks after the last injection, between patients receiving GCS-100 or placebo. Secondary efficacy endpoints include a responder analysis based on pre-specified percentage changes in eGFR and an analysis on progression to renal replacement therapy. Other secondary endpoints are focused on the long-term safety and tolerability of GCS-100, including an evaluation of the incidence of major cardiac events.

LJPC-1010

LJPC-1010 is our second-generation galectin-3 inhibitor. LJPC-1010 is a more potent and purified derivative of GCS-100 that can be delivered orally. We are developing LJPC-1010 for the treatment of nonalcoholic steatohepatitis, or NASH, and other diseases characterized by tissue fibrosis. NASH is the more serious form of nonalcoholic fatty liver disease, or NAFLD, which can lead to liver failure. In July 2014, we announced positive preclinical data of LJPC-1010 in NASH. We plan to file an Investigational New Drug Application, or IND, with the FDA and initiate a Phase 1 clinical trial of LJPC-1010 in the second quarter of 2015.

LJPC-401

LJPC-401 is our novel formulation of hepcidin. Hepcidin is a naturally occurring peptide hormone that controls and regulates iron metabolism. By suppressing iron release, hepcidin prevents iron accumulation in tissues, such as the heart, where it can cause significant damage and even result in death. We are developing LJPC-401 for the treatment of conditions characterized by iron overload, such as hemochromatosis and beta thalassemia. We expect to file an IND and commence a Phase 1 clinical trial of LJPC-401 in the second half of 2015.

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of any of our product candidates. We rely on a small number of third-party manufacturers to produce our compounds and expect to continue to do so to meet the preclinical and clinical requirements of our potential product candidates and for all of our commercial needs. We do not have long-term agreements with any of these third parties. We require in our manufacturing and processing agreements that all third-party contract manufacturers and processors produce active pharmaceutical ingredients, or API, and finished products in accordance with the FDA's current Good Manufacturing Practices, or cGMP, and all other applicable laws and regulations. We maintain confidentiality agreements with potential and existing manufacturers in order to protect our proprietary rights related to our drug candidates.

With regard to our lead product candidate, LJPC-501, we use third parties to supply API and to formulate, fill and finish our final product. After sourcing the API for LJPC-501 from independent suppliers, we use different third parties to formulate the bulk drug product and complete the process by filling bulk drug product into vials. To date, LJPC-501 has been manufactured in small quantities for preclinical studies and clinical trials. If LJPC-501 is approved for commercial sale, we will need to manufacture the product in larger quantities. Significant scale-up of manufacturing requires additional process development and validation studies, which the FDA must review and approve. We are currently starting the process of completing this scale-up and validation work. If approved, the commercial success of LJPC-501, in the near-term, will be dependent upon the ability of our contract manufacturers to produce product in commercial quantities at competitive costs of manufacture. If LJPC-501 receives regulatory approval, we plan to scale-up manufacturing through our third-party manufacturers with the objective of realizing important economies of scale. These scale-up activities will take time to implement, require additional capital investment, process development, validation studies and FDA approval. We cannot guarantee that we will be successful in achieving competitive manufacturing costs through such scale-up activities.

Patents and Proprietary Technologies

Patents and other proprietary rights are important to our business. As part of our strategy to protect our current product candidates and to provide a foundation for future products, we have filed a number of patent applications and have licensed rights from third parties in other patent applications related to our product candidates.

We own two U.S. patent applications and one international application covering methods of use for LJPC-501. Our license with the George Washington University provides rights in a U.S. application and an international application directed to methods of using LJPC-501. These applications, if issued as patents, will have expiration dates in 2034 or 2035. Please refer to Note 3 to the accompanying financial statements included in Item 15 of this Annual Report on Form 10-K.

We own: (i) eight issued patents and three pending patent applications in the United States; (ii) one pending patent application in Canada; and (iii) one pending patent application in Europe, related to GCS-100. The issued patents protect GCS-100 and will expire between March 2025 and March 2028, not taking into account any potential patent term extensions that may be available in the future. The pending applications include U.S. applications directed to compositions and methods of use of GCS-100 that, if issued as patents, will expire between April 2024 and 2025, and a provisional application directed to methods of use of GCS-100 that will support U.S. and foreign applications that, if issued as patents, will expire in March 2035.

Our license from Inserm in France provides rights in a portfolio of patents and applications covering methods of use of LJPC-401. This portfolio includes one issued U.S. patent, one pending U.S. application, issued patents in Canada, China, Europe, and Japan, and pending applications in Europe, China, and Japan. The issued U.S. patent will expire in May 2022.

In addition to the above, we plan to file additional patent applications that, if issued, would provide further protection for LJPC-501, GCS-100, LJPC-1010 and LJPC-401.

Although we believe the bases for these patents and patent applications are sound, they are untested, and there is no assurance that they will not be successfully challenged. There can be no assurance that any patent previously issued will be of commercial value, that any patent applications will result in issued patents of commercial value, or that our technology will not be held to infringe patents held by others.

Competition

The biotechnology and pharmaceutical industries are subject to rapid technological change. Competition from domestic and foreign biotechnology companies, large pharmaceutical companies and other institutions is intense and expected to increase. A number of companies are pursuing the development of pharmaceuticals in our targeted areas. These include companies that are conducting preclinical studies and clinical trials in the field of galectin mediation, including Galectin Therapeutics Inc. and Galecto Biotech AB. These also include companies that are conducting preclinical studies in the field of treating iron overload with hepcidin-derived compounds, including Merganser Biotech, Inc.

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

The steps required before a pharmaceutical compound may be marketed in the United States include: preclinical laboratory and animal testing; submission of an IND to the FDA, which must become effective before clinical trials may commence; conducting adequate and well-controlled clinical trials to establish the safety and efficacy of the drug; submission of a New Drug Application, or NDA, or Biologics License Application, or BLA, to the FDA; satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities to assess compliance with cGMP; and FDA approval of the NDA or BLA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each drug-manufacturing establishment used must be registered with the FDA and be operated in conformity with cGMP. Drug product manufacturing facilities may also be subject to state and local regulatory requirements.

Preclinical testing includes laboratory evaluation of product chemistry and animal studies to assess the safety and efficacy of the product and its formulation. The results of preclinical testing are submitted to the FDA as part of an IND, and, unless the FDA objects, the IND becomes effective 30 days following its receipt by the FDA.

Clinical trials involve administration of the study drug to healthy volunteers and to patients diagnosed with the condition for which the study drug is being tested under the supervision of qualified clinical investigators. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. Each clinical trial is conducted under the auspices of an independent Institutional Review Board, or IRB, in the United States, or Ethics Committee, or EC, outside the United States, for each trial site. The IRB or EC considers, among other matters, ethical factors and the safety of human clinical trial subjects.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap or be repeated. In Phase 1 clinical trials, the drug is initially introduced into healthy human subjects or patients and is tested for adverse effects, dosage tolerance, pharmacokinetics, and clinical pharmacology. Phase 2 clinical trials involve the testing of a limited patient population in order to characterize the actions of the drug in targeted indications, in order to determine drug tolerance and optimal dosage and to identify possible adverse side effects and safety risks. When a compound appears to be effective at a specific dosage and have an acceptable safety profile in Phase 2 clinical trials, Phase 3 clinical trials are undertaken to further evaluate and confirm clinical efficacy and safety within an expanded patient population at multiple clinical trial sites. The FDA reviews the clinical plans and monitors the results of the trials and may discontinue the trials at any time if significant safety issues arise. Similarly, an IRB or EC may suspend or terminate a trial at a study site that is not being conducted in accordance with the IRB or EC’s requirements or that has been associated with unexpected serious harm to subjects.

The results of preclinical testing and clinical trials are submitted to the FDA for marketing approval in the form of an NDA or BLA. The submission of an NDA or BLA also requires the payment of user fees, but a waiver of the fees may be obtained under specified circumstances. The testing and approval process is likely to require substantial time, effort and resources and there can be no assurance that any approval will be granted on a timely basis, if at all, or that conditions of any approval, such as warnings, contraindications, or scope of indications will not materially impact the potential market acceptance and profitability of the drug product. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it generally follows such recommendations. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits of the product demonstrated in clinical trials.

Additional preclinical testing or clinical trials may be requested during the FDA review period and may delay any marketing approval. After FDA approval for the initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications. In addition, after approval, certain types of changes to the approved product, such as manufacturing changes, are subject to further FDA review and approval. The FDA mandates that adverse effects be reported to the FDA, and the regulatory agency may also require post-marketing testing to continue monitoring for expected and unexpected adverse effects, which can involve significant expense. Adverse effects observed during the commercial use of a drug product or which arise in the course of post-marketing studies can result in the need for labeling revisions, including additional warnings and contraindications; and if the findings significantly alter the risk/benefit assessment, the potential withdrawal of the drug from the market.

Among the conditions for FDA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to the FDA’s cGMP requirements. Domestic manufacturing facilities are subject to biannual FDA inspections and foreign manufacturing facilities are subject to periodic inspections by the FDA or foreign regulatory authorities. If the FDA finds that a company is not operating in compliance with cGMPs, the continued availability of the product can be interrupted until compliance is achieved; and if the deficiencies are not corrected within a reasonable time frame, the drug could be withdrawn from the market. In addition, the FDA strictly regulates labeling, advertising and promotion of drugs. Failure to conform to requirements relating to licensing, manufacturing and promoting drug products can result in informal or formal sanctions, including warning letters, injunctions, seizures, civil and criminal penalties, adverse publicity and withdrawal of approval.

Foreign

We are also subject to numerous and varying foreign regulatory requirements governing the design and conduct of clinical trials and marketing approval for pharmaceutical products to be marketed outside of the United States. The approval process varies among countries and regions and can involve additional testing; and the time required to obtain approval may differ from that required to obtain FDA approval.

The steps to obtain approval to market a pharmaceutical compound in the European Union include: preclinical laboratory and animal testing; conducting adequate and well-controlled clinical trials to establish safety and efficacy; submission of a Marketing Authorization Application, or MAA; and the issuance of a product marketing license by the European Commission prior to any commercial sale or shipment of drug. In addition to obtaining a product marketing license for each product, each drug manufacturing establishment must be registered with the European Medicines Agency, or EMA, must operate in conformity with European good manufacturing practice and must pass inspections by the European health authorities.

Upon receiving the MAA, the Committee for Human Medicinal Products, or CHMP, a division of the EMA, will review the MAA and may respond with a list of questions or objections. Answers to questions posed by the CHMP may require additional tests to be conducted. Responses to the list of questions or objections must be provided to and deemed sufficient by the CHMP within a defined time frame. Ultimately, a representative from each of the European Member States will vote whether to approve the MAA.

Foreign regulatory approval processes include all of the risks associated with obtaining FDA approval, and approval by the FDA does not ensure approval by the health authorities of any other country.

Employees

As of February 27, 2015, we employed 25 regular full-time employees, 18 of whom are engaged in research and clinical development activities, and 7 of whom are in finance, information technology, human resources and administration.

None of our employees are covered by a collective bargaining agreement.

Company Information

La Jolla was incorporated in Delaware in 1989 and reincorporated in California in 2012.

On January 29, 2014, our common stock was approved for listing and began trading on The NASDAQ Capital Market under the symbol LJPC.

Our principal offices are located at 4660 La Jolla Village Drive, Suite 1070, San Diego, CA 92122. Our telephone number is (858) 207-4264. Our website address is www.ljpc.com.

Available Information

You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission, or SEC. In particular, please read our definitive proxy statements, our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports after the date of this annual report directly from us or from the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. In addition, the SEC maintains information for electronic filers (including us) at its website at www.sec.gov. The public may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We make our periodic and current reports available on our internet website at www.ljpc.com, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

As of December 31, 2014, we had no revenue sources, an accumulated deficit of $486.6 million and available cash and cash equivalents of approximately $48.6 million. However, to fund future operations to the point where we are able to generate positive cash flow from the sales or out-licensing of our drug candidates, we will need to raise significant additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support, as well as the overall condition of capital markets, including capital markets for development-stage biopharmaceutical companies. We anticipate that we will seek to fund our operations through public and private equity and debt financings or other sources, such as potential collaboration agreements. We cannot assure you that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through equity securities offerings, there can be no assurance that we will be able to do so in the future. If we are unable to raise additional capital to fund our clinical development and other business activities, we could be forced to abandon one or more programs and curtail or cease our operations.

We have never generated any revenue from product sales and may never be profitable.

We have no products approved for commercialization and have never generated any revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize one or more of our product candidates. We do not anticipate generating revenue from product sales for the foreseeable future. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:

•	completing research and nonclinical and clinical development of our product candidates;

•	obtaining regulatory and marketing approvals for product candidates for which we complete clinical trials;

•	launching and commercializing product candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;

•	obtaining market acceptance of our product candidates as viable treatment options;

•	addressing any competing technological and market developments;

•	identifying, assessing, acquiring or developing new product candidates;

•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;

•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and

•	attracting, hiring and retaining qualified personnel.

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

The development efforts for LJPC-501, GCS-100, LJPC-1010 and LJPC-401 are based on unproven technologies and therapeutic approaches that have not been widely tested or used. To date, no products that use the technology underlying these drug candidates have been approved or commercialized. Application of our technology to treat life-threatening diseases is in early stages. Preclinical studies and future clinical trials of these product candidates may be viewed as a test of our entire approach to developing therapies for patients suffering from life-threatening diseases. If our product candidates do not work as intended, or if the data from our future clinical trials indicate that our product candidates are not safe and effective, the applicability of our technology for successfully treating life-threatening diseases will be highly uncertain. As a result, there is a significant risk that our therapeutic approaches will not prove to be successful, and there can be no guarantee that our drug technologies will result in any commercially successful products.

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

In addition to product approval, any facilities in which our drug candidates are manufactured or tested for their ability to meet required specifications must be inspected by and approved by the FDA and/or the EMA before a commercial product can be manufactured. Failure of such a facility to be approved could delay the approval of one or more of our drug candidates.

Any of these factors could cause us to delay or suspend any future clinical trials, regulatory submissions, required approvals or commercialization of one or more of our drug candidates, entail higher costs and result in our being unable to effectively commercialize products.

Our success in developing and marketing our drug candidates depends significantly on our ability to obtain patent protection and operate without infringing on the rights of others.

We depend on patents and other intellectual property to prevent others from improperly benefiting from products or technologies that we developed or acquired. Our patents and patent applications cover various technologies and drug candidates. The patent position of biotechnology firms like ours is highly uncertain and involves complex legal and factual questions, and no consistent policy has emerged regarding the breadth of claims covered in biotechnology patents or the protection afforded by these patents. Additionally, recent U.S. Supreme Court and Federal Circuit opinions further limit the scope of patentable inventions in the life sciences space and have added increased uncertainty around the validity of certain issued patents and the successful prosecution of certain pending patent applications. We intend to continue to file patent applications as we believe is appropriate to obtain patents covering both our products and processes. There can be no assurance, however, that any additional patents will be issued, that the scope of any patent that has issued or may issue will be sufficient to protect our technology, or that any current or future issued patent will be held not invalid if subsequently challenged. There is a substantial backlog of biotechnology patent applications at the United States Patent and Trademark Office, or USPTO, which may delay the review and issuance of any patents.

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

While we normally seek and gain the right to fully prosecute the patents relating to our product candidates, there may be times when patents relating to our product candidates are controlled by our licensors. If any of our future licensing partners fail to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be materially adversely affected and we may not be able to prevent competitors from making, using, selling and importing competing products. In addition, even where we now have the right to control patent prosecution of patents and patent applications we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors and their counsel that took place prior to us assuming control over patent prosecution.

In addition to patent protection, we will need to successfully preserve our trade secrets. If we are unable to maintain effective proprietary rights for our product candidates or any future product candidates, we may not be able to compete effectively in our markets.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.

Although we expect all of our employees and consultants to assign their inventions to us, and all of our employees, consultants, advisors, and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed, that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating our trade secrets.

If we fail to obtain orphan or other regulatory exclusivity for our product candidates, we may face greater commercial competition and our revenue will be reduced.

Regulatory authorities in some jurisdictions, including the United States and the European Union, or EU, may designate drugs for relatively small patient populations as orphan drugs. Our business strategy for certain of our drug candidates includes seeking orphan drug designation. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. If orphan drug status is granted, we may be eligible for a period of commercial exclusivity, which would afford us additional protection from generic competition, beyond that protection that may be afforded by patents. Even if a particular disease has a small patient population that we believe may be eligible for orphan status, it is possible that the FDA and/or EMA may not grant orphan status. If we do not obtain orphan drug exclusivity for our drug products and biologic products, particularly for any products that do not have broad patent protection, our competitors may then sell the same drug to treat the same condition sooner than if we had obtained orphan drug exclusivity and our revenue could be reduced.

Because a number of companies compete with us, many of which have greater resources than we do, and because we face rapid changes in technology in our industry, we cannot be certain that our products will be accepted in the marketplace or capture market share.

Competition from domestic and foreign biotechnology companies, large pharmaceutical companies and other institutions is intense and is expected to increase. A number of companies and institutions are pursuing the development of pharmaceuticals in our targeted areas. Many of these companies are very large, and have financial, technical, sales and distribution and other resources substantially greater than ours. The greater resources of these competitors could enable them to develop or market competing products more quickly or effectively, making it extremely difficult for us to develop a share of the market for our products. These competitors also include companies that are conducting clinical trials and preclinical studies in the field of cancer therapeutics. Our competitors may develop or obtain regulatory approval for products more rapidly than we do. Also, the biotechnology and pharmaceutical industries are subject to rapid changes in technology. Our competitors may develop and market technologies and products that are more effective or less costly than those we are developing or that would render our technology and proposed products obsolete or noncompetitive.

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

The drug-related side effects could affect patient recruitment, the ability of enrolled patients to complete the study, or result in potential product liability claims. We carry product liability insurance in the amount of $10.0 million in the aggregate. We believe our product liability insurance coverage is sufficient in light of our clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical trial participants, costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our product candidates and decreased demand for our product candidates, if approved for commercial sale.

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

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate and could significantly harm our business, results of operations, and prospects.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to cGMP, regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, BLA or MAA. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. We will be required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval were obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

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

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval, and commercialization of our existing product candidates, the success of our business also depends upon our ability to identify, license, discover, develop or commercialize additional product candidates. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our research programs or licensing efforts may fail to yield additional product candidates for clinical development and commercialization for a number of reasons, including but not limited to the following:

•	our research or business development methodology or search criteria and process may be unsuccessful in identifying potential product candidates;

•	we may not be able or willing to assemble sufficient resources to acquire or discover additional product candidates;

•	our product candidates may not succeed in preclinical or clinical testing;

•	our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval;

•	competitors may develop alternatives that render our product candidates obsolete or less attractive;

•	product candidates we develop may be covered by third parties’ patents or other exclusive rights;

•	the market for a product candidate may change during our program so that such a product may become unreasonable to continue to develop;

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

•	a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, or we may not be able to identify, license, discover, develop or commercialize additional product candidates, which would have a material adverse effect on our business and could potentially cause us to cease operations.

If the market opportunities for our product candidates are smaller than we believe, our revenue may be adversely affected, and our business may suffer.

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

The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our product candidates will depend in part on the medical community, patients and third-party payors accepting our product candidates as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Even if a potential product displays a favorable efficacy and safety profile in nonclinical and clinical trials, market acceptance of the product will not be fully known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of the product candidates may require significant resources and may never be successful. If our product candidates are approved but fail to achieve an adequate level of acceptance by physicians, patients, third-party payors and others in the medical community, we will not be able to generate sufficient revenue to become or remain profitable.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•
federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•
HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•
the federal physician sunshine requirements under the Health Care Reform Laws require manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We rely on certain key employees, and the loss of their service could negatively impact our future success.

We have only a small number of employees, and we rely in particular on the services of certain key employees, including George F. Tidmarsh, M.D. Ph.D., who serves as our President and Chief Executive Officer. The loss of the services of Dr. Tidmarsh or other key employees could negatively affect our ability to execute on our business plan and development activities and could cause a decline in our stock price.

II. RISK FACTORS RELATED SPECIFICALLY TO OUR STOCK.

We currently have approximately 15.2 million shares of common stock outstanding and currently may be required to issue up to a total of approximately 8.2 million additional shares of common stock upon conversion of existing convertible preferred stock and upon exercise of outstanding stock option grants and warrants. Such an issuance would be significantly dilutive to our existing common shareholders. You will experience further dilution if we issue additional equity securities in future fund raising transactions.

As of December 31, 2014, there were 3,917 shares of Series C-12 Convertible Preferred Stock and 2,798 shares of Series F Convertible Preferred Stock issued and outstanding. In light of the conversion rate of our preferred stock (1,724 shares of common stock are issuable upon the conversion of one share of Series C-12 Convertible Preferred Stock, and 285 shares of common stock are issuable upon the conversion of one share of Series F Convertible Preferred Stock), the presence of such a large number of convertible preferred shares may dilute the ownership of our existing shareholders and provide the preferred investors with a sizeable interest in the Company.

Assuming the conversion of all preferred stock into common stock at the current conversion rates, and the exercise of all outstanding options and warrants, we would have approximately 23.4 million shares of common stock issued and outstanding following any such conversion and exercise, although the issuance of the common stock upon the conversion of our preferred stock is limited by a 9.999% beneficial ownership cap for each preferred shareholder, which such cap maybe amended or waived by each such holder with no less than 61-days’ notice to the Company. With approximately 15.2 million shares of common stock issued and outstanding as of the date of this report, the issuance of this number of shares of common stock underlying the convertible preferred stock and outstanding stock options and warrants would represent approximately 35% dilution to our existing shareholders.

In addition, we may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our shareholders or result in downward pressure on the price of our common stock.

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

We have paid no cash dividends on our common stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends on our common stock in the foreseeable future; and payment of cash dividends, if any, will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends. Accordingly, the success of your investment in our common stock will likely depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased your shares, and you may not realize a return on your investment in our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2014, we lease 3,713 square feet of office space at 4660 La Jolla Village Dr., Suite 1070, San Diego, CA 92122, where we maintain our corporate offices. The lease term is through March 31, 2018. Annual rent expense for the facility is approximately $132,000.

On January 30, 2015, we entered into a lease agreement for 4,047 square feet of lab space. The lease term is through March 31, 2017, and the total lease payments through the end of the lease will be approximately $93,000. The lease contains two options to extend the lease for another six-month period each.

On February 24, 2015, we entered into a sublease agreement for 18,599 square feet of office space to be used as our new corporate headquarters. The lease term is through October 31, 2017, and the total lease payments through the end of the lease will be approximately $1,466,000.

Item 3. Legal Proceedings.

In the ordinary course of business, we may face various claims brought by third parties. Any of these claims could subject us to costly litigation. However, as of the date of this filing, management believes the outcome of currently identified potential claims and lawsuits will not have a material adverse effect on our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Information about Our Common Stock

Our common stock began trading on The NASDAQ Capital Market, under the symbol “LJPC,” in January 2014. Prior to January 29, 2014, our common stock traded on the OTC Markets Group, Inc.’s OTCQB tier, under the symbol “LJPC.” Set forth below are the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years, adjusted to reflect the 1-for-50 reverse split of our common stock that was implemented on January 14, 2014.

	Prices
	High	Low
Year Ended December 31, 2014
First Quarter	$19.50	$6.82
Second Quarter	12.08	6.17
Third Quarter	13.51	8.05
Fourth Quarter	20.68	7.20
Year Ended December 31, 2013
First Quarter	$6.75	$2.88
Second Quarter	5.75	2.75
Third Quarter	6.25	2.78
Fourth Quarter	12.00	5.50

We have never paid dividends on our common stock, and we do not anticipate paying dividends in the foreseeable future. The number of shares of common stock outstanding as of February 27, 2015 was 15,243,340 and there were approximately 9 holders of record and approximately 2,200 beneficial holders of our common stock.

Item 6. Selected Financial Data

We are transitioning from a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying financial statements and footnotes, included in Item 15 of this Annual Report on Form 10-K, to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•
Overview. This section provides a general description of our business and significant events and transactions that we believe are important in understanding our financial condition and results of operations.

•
Critical accounting policies and estimates. This section contains a discussion of the accounting policies that we believe are important to our financial condition and results of operations and that require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including the critical accounting policies and estimates, are summarized in Note 2 to the accompanying financial statements included in Item 15 of this Annual Report on Form 10-K.

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying statements of operations and comprehensive loss by comparing the results for the year ended December 31, 2014 to the results for the year ended December 31, 2013.

•	Liquidity and capital resources. This section provides an analysis of our historical cash flows, as well as our future capital requirements.

Overview

La Jolla Pharmaceutical Company is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies intended to significantly improve outcomes in patients suffering from life-threatening diseases. We have four product candidates in development. LJPC-501 is our proprietary formulation of angiotensin II for the potential treatment of catecholamine-resistant hypotension and hepatorenal syndrome. GCS-100 is our first-in-class galectin-3 inhibitor for the potential treatment of chronic kidney disease. LJPC-1010, our second-generation galectin-3 inhibitor, is a more potent and purified derivative of GCS-100 that can be delivered orally for the potential treatment of nonalcoholic steatohepatitis and other diseases characterized by tissue fibrosis. LJPC-401 is our novel formulation of hepcidin for the potential treatment of conditions characterized by iron overload, such as hemochromatosis and beta thalassemia.

In July 2014, we closed a common stock offering and received proceeds of approximately $53.1 million, net of issuance costs, which provided capital to fund operations.

In January 2014, our common stock began trading on The NASDAQ Capital Market under the symbol "LJPC," and we effected a 1-for-50 reverse split, or 2014 Reverse Stock Split, of our outstanding common stock. All common stock share and per-share information in this Annual Report on Form 10-K have been restated to reflect retrospective application of the 2014 Reverse Stock Split for all periods presented, except for par value per share and the number of authorized shares, which were not affected.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with the United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of our financial statements (see also Note 2 to our financial statements included in Item 15 of this Annual Report on Form 10-K).

Clinical Trial Expenses

Payments in connection with the Company's clinical trials are often made under contracts with multiple contract research organizations that conduct and manage clinical trials on its behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price or on a time and materials basis. Payments under these contracts depend on factors such as the successful enrollment or treatment of patients or the completion of other clinical trial milestones. At December 31, 2014, the prepaid clinical expenses of $1,528,000 on the balance sheet represents the initial up-front payments to a clinical research organization for two clinical trials that will commence in 2015. The Company amortizes prepayments to expense based on estimates regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials.

Expenses related to clinical trials are accrued based on estimates regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. If the contracted amounts are modified, the accruals are modified accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision occur.

Share-based compensation

Share-based compensation expense for the years ended December 31, 2014 and 2013 was approximately $9.0 million and $12.4 million, respectively. As of December 31, 2014, there was approximately $13.5 million of total unrecognized compensation cost related to non-vested, share-based payment awards granted outside and under our equity compensation plans. Share-based compensation expense recognized for fiscal years 2014 and 2013 is based on awards ultimately expected to vest, net of estimated forfeitures, if any. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this unrecognized compensation cost over a weighted-average period of 1.83 years.

Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the employee and director stock options granted by us have characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in our opinion, the existing valuation models may not provide an accurate measure of the fair value of the employee and director stock options granted by us. Although the fair value of the employee and director stock options granted by us is determined using an option-pricing model, such value may not be indicative of the fair value observed in a willing-buyer/willing-seller market transaction.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 to the accompanying financial statements included in Item 15 of this Annual Report on form 10-K.

Results of Operations

Years Ended December 31, 2014 and 2013

The following summarizes the results of our operations for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Research and development expense	$(9,944)	$(4,362)
General and administrative expense	(11,396)	(13,579)
Other income, net	27	6
Preferred stock dividends	—	(801)
Net loss attributable to common shareholders	$(21,313)	$(18,736)

Research and Development Expense.

The following summarizes our research and development expense for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Clinical development costs	$5,531	$2,660
Personnel and related costs	1,532	445
Share-based compensation expense	1,267	992
Technology in-licensing costs	493	—
Other research and development costs	1,121	265
Research and development	$9,944	$4,362

During the year ended December 31, 2014, we incurred $9.9 million in research and development expense, compared to $4.4 million in research and development expense during the year ended December 31, 2013. The increase was primarily due to increased clinical development costs associated with the extension of the Phase 2 clinical trial of GCS-100 in CKD, the preparation of the Phase 1/2 clinical trial of LJPC-501 in HRS and preclinical costs associated with LJPC-1010 and LJPC-401. Additionally, an increase in personnel and related costs, which were mainly due to additional headcount to support the increased development activities noted above, also led to the increase in research and development expense. In 2014, we also incurred $0.5 million of intellectual property in-licensing costs related to LJPC-401 and LJPC-501. We anticipate research and development expense to increase throughout 2015, due to planned increases in personnel and the initiation of additional clinical trials of LJPC-501 for CRH and GCS-100 for CKD.

At the beginning of 2012 we shifted our research and development efforts towards new product candidates. Over the past three years, we have spent approximately $12.2 million cumulatively for research and development expenses, exclusive of share-based compensation expense, primarily for the GCS-100 development program.

General and Administrative Expense.

During the year ended December 31, 2014, general and administrative expense decreased to $11.4 million, compared with $13.6 million for the year ended December 31, 2013. The decrease was primarily due to a reduction in share-based compensation expense of $3.4 million for the year ended December 31, 2014. This decrease was partially offset by increased costs of $1.2 million for personnel and related costs due to additional headcount and increased facility costs. We anticipate general and administrative expense will increase throughout 2015, due to planned increases in personnel and additional facility costs to accommodate our operations due to the increased development of our four product candidates.

Other Income/Expense.

Other income, net, was $27,000 for the year ended December 31, 2014, compared to $6,000 of other income, net, for the same period in 2013. The increase in other income, net, represents additional interest income earned in 2014 as compared to 2013, due to the larger average cash balances held following our common stock offering in July 2014.

Preferred Stock Dividend.

We paid dividends in-kind of $0.5 million in May 2013 and $0.3 million on September 24, 2013, for a total of $0.8 million during 2013, on the outstanding Series C-12 Convertible Preferred Stock, or Series C-12 Stock, and Series C-22 Convertible Preferred Stock, or Series C-22 Stock, issued in May 2010. As of September 24, 2013, the Series C-12 Stock no longer earns a dividend, and there were no shares of Series C-22 Stock issued or outstanding.

Liquidity and Capital Resources

Since January 2012, when the Company was effectively restarted with new assets and a new management team, through December 31, 2014, our cash used in operating activities was $19.7 million. From inception through December 31, 2014, we have incurred a cumulative net loss of approximately $486.6 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through December 31, 2014, we have raised approximately $481.1 million in net proceeds from sales of equity securities.

As of December 31, 2014, we had $48.6 million in cash, compared to $8.6 million of cash as of December 31, 2013. Cash used in operating activities for the year ended December 31, 2014 was $12.9 million, compared to $4.7 million for the same period in 2013. As of December 31, 2014, we had positive working capital of approximately $48.2 million, compared to positive working capital of approximately $7.6 million as of December 31, 2013. The increase in our cash and working capital was primarily due to the receipt of net cash proceeds of approximately $53.1 million from our common stock offering completed in July 2014, offset by increased operating expenses for the year ended December 31, 2014.

Based on our cash and working capital as of December 31, 2014, we believe that we have sufficient capital to fund our operations through 2016; provided, however, that if we pursue additional clinical trials other than those planned for our current product candidates, or if we add additional product candidates prior to the end of 2016, we will need to raise additional capital. Also, to fund future operations to the point where we are able to generate positive cash flow from the sales or out-licensing of our drug candidates, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support, as well as the overall condition of capital markets, including capital markets for development-stage biopharmaceutical companies. We anticipate that we will seek to fund our operations through public and private equity and debt financings or other sources, such as potential collaboration agreements. We cannot assure you that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through equity securities offerings, there can be no assurance that we will be able to do so in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are transitioning from a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-3 and are incorporated herein by reference. We are not required to provide the supplementary data required by this item as we are transitioning from a smaller reporting company as defined by Rule 12b-2 of the Exchange Act.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment under this framework, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Squar, Milner, Peterson, Miranda & Williamson, LLP, has audited our Financial Statements included in this Annual Report on Form 10-K and have issued a report on the effectiveness of our internal controls over financial reporting as of December 31, 2014. Their report appears in Item 15 of this Annual Report on Form 10-K.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officer and Corporate Governance.

Our directors and executive officer and their ages as of February 27, 2015 are set forth below.

Name	Age	Position
George F. Tidmarsh, M.D., Ph.D.	55	President, Chief Executive Officer, Secretary and Director
Kevin C. Tang	47	Director and Chairman of the Board
Laura L. Douglass	50	Director
Craig A. Johnson	53	Director
Robert H. Rosen	59	Director
Saiid Zarrabian	62	Director

The biographies of our directors and executive officer appear below.

George F. Tidmarsh, M.D., Ph.D., has been President, Chief Executive Officer, Secretary and a Director of the Company since January 2012. Prior to joining the Company, Dr. Tidmarsh was the Chief Executive Officer of Solana Therapeutics, Inc. since August 2011. Dr. Tidmarsh served as Senior Vice President and Chief Scientific Officer of Spectrum Pharmaceuticals, Inc. from July 2010 to July 2011. He has been an Associate Professor of Neonatology at the Stanford University School of Medicine since October 2010, founded and was the Chief Executive Officer of Metronome Therapeutics, Inc. from March 2006 to July 2010 and founded and was the Chief Executive Officer of Horizon Pharma, Inc. from September 2005 to July 2008. Dr. Tidmarsh currently serves on the board of directors of the Citizens Oncology Foundation, a non-profit organization. Dr. Tidmarsh received his M.D. and Ph.D. from Stanford University, where he also completed fellowship training in Pediatric Oncology and remains a Consulting Professor of Pediatrics and Neonatology. The Board has concluded that Dr. Tidmarsh should serve on our Board based on his positions as President and Chief Executive Officer of the Company, as well as his substantial experience in the pharmaceutical industry.

Kevin C. Tang has been a Director and Chairman of the Board since August 2014. Mr. Tang is the Managing Director of Tang Capital Management, LLC, a life sciences-focused investment company he founded in 2002. Entities managed by Tang Capital Management, LLC hold a significant ownership position in our common stock. From 1993 to 2001, Mr. Tang held various positions at Deutsche Banc Alex Brown, Inc., an investment banking firm, most recently serving as Managing Director and head of the firm's Life Sciences research group. Since 2009, Mr. Tang has been a Director of Heron Therapeutics, Inc., a pharmaceutical company developing treatments for cancer and pain, and, since July 2012, has served as the Chairman of its Board of Directors. In 2006, Mr. Tang co-founded Ardea Biosciences, Inc., a pharmaceutical company focused on treatments for inflammatory diseases and cancer. Mr. Tang served as a director of Ardea from its inception through its sale to AstraZeneca PLC in June 2012. From June 2009 through its sale to Endo Pharmaceuticals, Inc. in September 2010, he served as a director of Penwest Pharmaceuticals Co., a pharmaceutical company focused on treatments for chronic pain, and, from July 2010, served as the Chairman of its Board of Directors. From 2001 to 2008, Mr. Tang was a director of Trimeris, Inc., which developed and commercialized one of the first major breakthroughs in the treatment of HIV infection. Mr. Tang's qualifications to serve on our Board include his experience forming and building pharmaceutical companies, serving as a director of numerous pharmaceutical companies, and serving as a manager of funds specializing in the area of life sciences.

Laura L. Douglass has been a Director of the Company since October 2013 and serves as the President and Chief Executive Officer of Next Generation Clinical Research, a contract research organization that Ms. Douglass founded in 1999. Ms. Douglass is also a founder and member of the board of directors of SB Bancorp, Inc., a financial holding company, and Settlers Bank, Inc., a Wisconsin chartered business bank. In addition, Ms. Douglass is a member of the board of directors of Agrace HospiceCare. Ms. Douglass holds a nursing degree from The University of the State of New York-Albany. The Board has concluded that Ms. Douglass should serve on our Board based on her substantial experience in clinical operations and due to the fact that she is currently President and Chief Executive Officer of Next Generation Clinical Research.

Craig A. Johnson has been a Director of the Company since October 2013. Mr. Johnson serves on the boards of directors of several life science companies. He is currently a director for Heron Therapeutics, Inc., a NASDAQ-listed pharmaceutical company developing treatments for cancer and pain, as well as Mirati Therapeutics, Inc., a NASDAQ-listed biopharmaceutical company. Mr. Johnson also served as a past director of Adamis Pharmaceuticals Corporation, a NASDAQ-listed biotechnology company, from 2011 to 2014, as well as Ardea Biosciences, Inc., a NASDAQ-listed pharmaceutical company focused on treatments for inflammatory diseases and cancer, from 2008 until its sale to AstraZeneca PLC in 2012. From 2011 to 2012, he was Chief Financial Officer of PURE Bioscience, Inc., a biotechnology company, and from 2010 to 2011, he was Senior Vice President and Chief Financial Officer of NovaDel Pharma Inc. Mr. Johnson served as Vice President and Chief Financial Officer of TorreyPines Therapeutics, Inc. from 2004 until its sale to Raptor Pharmaceuticals Corp. in 2009, and then as Vice President for a wholly-owned subsidiary of Raptor Pharmaceutical Corp. from 2009 to 2010. He held several positions, including Chief Financial Officer and Senior Vice President of Operations, at MitoKor, Inc. from 1994 to 2004. Prior to 1994, Mr. Johnson held senior financial positions with several early-stage technology companies and also practiced as a Certified Public Accountant with Price Waterhouse. Mr. Johnson received his B.B.A. in accounting from the University of Michigan - Dearborn. The Board has concluded that Mr. Johnson should serve on our Board based on his substantial experience in financial management roles in pharmaceutical companies.

Robert H. Rosen has been a Director of the Company since July 2014. Mr. Rosen has served as President and director of Heron Therapeutics, Inc., a NASDAQ-listed pharmaceutical company developing treatments for cancer and pain, since May 2013 and served as Senior Vice President and Chief Commercial Officer of Heron since October 2012. From March 2012 to October 2012, Mr. Rosen served as Managing Partner of Scotia Nordic LLC, a life sciences advisory firm. From April 2011 to March 2012, Mr. Rosen served as Senior Vice President of Global Commercial Operations at Dendreon Corporation, a biotechnology company. From 2005 to 2011, he served as Global Head of Oncology at Bayer HealthCare Pharmaceuticals, where he was responsible for the development of the oncology business unit for regions that included the Americas, Europe, Japan and Asia Pacific. During his tenure at Bayer, he led the launch of Nexavar® (sorafenib) for the treatment of renal cell carcinoma and hepatocellular carcinoma. From 2002 to 2005, Mr. Rosen was Vice President of the Oncology Business Unit at Sanofi-SynthËlabo, where he was responsible for the development of Sanofi's U.S. oncology business and the launch of Eloxatin® (oxaliplatin) for colon cancer. In addition, Mr. Rosen is a member of the board of directors of Conkwest, Inc. Mr. Rosen received his B.S. degree in pharmacy from Northeastern University. Mr. Rosen's qualifications to serve on the Board include his extensive drug development and commercialization experience with other biotechnology and pharmaceutical companies.

Saiid Zarrabian has been a Director of the Company since January 2012 and was Chairman from November 2013 until August 2014. Mr. Zarrabian has over 37 years of operational experience in the biotechnology, pharmaceutical, informatics, software and instrumentation/hardware industries. From 2012 to 2013, he served as President of the Protein Production Division and Senior Vice President of Intrexon, Inc., a synthetic biology company that went public in August 2013. Previously, he served as President and Chief Executive Officer of Cyntellect, Inc., a stem cell processing and visualization instrumentation Company from 2010 to 2012. Prior to Cyntellect, Mr. Zarrabian served as President and Chief Operating Officer of Senomyx, Inc., a public biotechnology company focused on the discovery and commercialization of new flavor ingredients, as Chief Operating Officer of publicly held Pharmacopeia, Inc., a leading provider of combinatorial chemistry discovery services and compounds, and as President and Chief Operating Officer of Molecular Simulations, Inc., a company providing software, databases and custom services for the pharmaceutical and chemical industries. Mr. Zarrabian has also performed executive consulting services for a variety of small to mid-sized companies including BioBlocks, Inc., eMolecules, Inc., Invitrogen Corporation and SciTegic, Inc., where he served as executive consultant and acting Chief Operating Officer until the company was acquired by Accelrys, Inc. Mr. Zarrabian has previously served on the boards of Penwest Pharmaceuticals Co, a pharmaceutical company focused on treatments for chronic pain, which was acquired by Endo Pharmaceuticals, Inc., eMolecules, Inc., a privately held chemistry eCommerce portal, Exemplar Pharma, LLC, a drug delivery company, which was acquired by Allergan, Inc., and Ambit Biosciences Corporation, which was acquired by Daiichi Sankyo Company, Ltd. The Board has determined that Mr. Zarrabian should serve on our Board based on his substantial experience with other biotechnology and pharmaceutical companies.

Director Independence

Our Board has previously determined that Mr. Tang, Ms. Douglass, Mr. Johnson, Mr. Rosen and Mr. Zarrabian are “independent” within the meaning of NASDAQ Marketplace Rules 5605(b) and 5605(a)(2) as adopted by the NASDAQ Stock Market, Inc. Dr. Tidmarsh was not deemed to be “independent” because he is our President and Chief Executive Officer.

Committees of the Board of Directors

Our Board has three standing committees: an audit committee; a compensation committee; and a corporate governance and nominating committee. All committee members have been previously determined by our Board to be independent. The committees operate under written charters that are available for viewing on our website at www.ljpc.com, then "Investor Relations."

Audit Committee. It is the responsibility of the audit committee to oversee our accounting and financial reporting processes and the audits of our financial statements. In addition, the audit committee assists the Board in its oversight of our compliance with legal and regulatory requirements. The specific duties of the audit committee include: monitoring the integrity of our financial process and systems of internal controls regarding finance, accounting and legal compliance; selecting our independent auditor; monitoring the independence and performance of our independent auditor; and providing an avenue of communication among the independent auditor, our management and our Board. The audit committee has the authority to conduct any investigation appropriate to fulfill its responsibilities, and it has direct access to all of our employees and to the independent auditor. The audit committee also has the ability to retain, at our expense and without further approval of the Board, special legal, accounting or other consultants or experts that it deems necessary in the performance of its duties. Craig Johnson is the chair of the audit committee and is deemed to be an audit committee financial expert. Robert Rosen and Saiid Zarrabian also sit on the audit committee. Each member of the audit committee meets the requirements for independence under the listing standards of the NASDAQ Capital Market and the SEC rules and regulations, as well as meeting the requirements for financial literacy and sophistication under the applicable listing standards.

Compensation Committee. It is the responsibility of the compensation committee to assist the Board in discharging the Board's responsibilities regarding the compensation of our employees and directors. The specific duties of the compensation committee include: making recommendations to the Board regarding the corporate goals and objectives relevant to executive compensation; evaluating our executive officers performance in light of such goals and objectives; recommending compensation levels to the Board based upon such evaluations; administering our incentive compensation plans, including our equity-based incentive plans; making recommendations to the Board regarding our overall compensation structure, policies and programs; and reviewing the Company's compensation disclosures. Additional information regarding the processes and procedures of the compensation committee is provided below under the caption Executive Compensation. Saiid Zarrabian is the chair of the compensation committee and Laura Douglass, Craig Johnson and Kevin Tang sit on the compensation committee as well. Each member of the compensation committee meets the requirements for independence under the listing standards of the NASDAQ Capital Market and the SEC rules and regulations.

Corporate Governance and Nominating Committee. It is the responsibility of the corporate governance and nominating committee to assist the Board: to identify qualified individuals to become Board members; to determine the composition of the Board and its committees; and to monitor and assess the effectiveness of the Board and its committees. The specific duties of the corporate governance and nominating committee include: identifying, screening and recommending to the Board candidates for election to the Board; reviewing director candidates recommended by our shareholders; assisting in attracting qualified director candidates to serve on the Board; monitoring the independence of current directors and nominees; and monitoring and assessing the relationship between the Board and our management with respect to the Board's ability to function independently of management. Kevin Tang is the chair of the corporate governance and nominating committee and Laura Douglass and Robert Rosen sit on the corporate governance and nominating committee as well. Each member of the corporate governance and nominating committee meets the requirements for independence under the listing standards of the NASDAQ Capital Market and the SEC rules and regulations.

Corporate Governance Guidelines

We have adopted a set of Corporate Governance Guidelines that describe a number of our corporate governance practices. The Corporate Governance Guidelines are available for viewing on our website at www.ljpc.com, then “Investor Relations.”

Code of Conduct

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial and accounting officer, or persons performing similar functions. Our Code of Ethics is posted on our corporate governance website located at www.ljpc.com. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Communications with the Board of Directors

Our shareholders may communicate with our Board or a particular director by sending a letter addressed to the Board or a particular director to: c/o Corporate Secretary, La Jolla Pharmaceutical Company, 4660 La Jolla Village Drive, Suite 1070, San Diego, California, 92122. All communications will be compiled by our Corporate Secretary and forwarded to the Board or the director accordingly.

Director Nominations

Our corporate governance and nominating committee regularly assesses the appropriate size of the Board and whether any vacancies on the Board are expected due to retirement or otherwise. In the event that vacancies are anticipated or otherwise arise, the corporate governance and nominating committee utilizes a variety of methods for identifying and evaluating director candidates. Candidates may come to the attention of the corporate governance and nominating committee through current directors, professional search firms, shareholders or other persons. Once the corporate governance and nominating committee has identified a prospective nominee, the corporate governance and nominating committee will evaluate the prospective nominee in the context of the then current constitution of the Board and will consider a variety of other factors, including the prospective nominee's business, biotechnology, finance and financial reporting experience, and attributes that would be expected to contribute to an effective Board. The corporate governance and nominating committee seeks to identify nominees who possess a wide range of experience, skills, and areas of expertise, knowledge and business judgment. Our corporate governance and nominating committee thus considers a broad range of factors relating to the qualifications and background of nominees, which may include diversity, which is not only limited to race, gender or national origin, but also includes diversity of experience and skills. We have no formal policy regarding board diversity. Our corporate governance and nominating committee's priority in selecting board members is identification of persons who will further the interests of our shareholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, and professional and personal experiences and expertise relevant to our growth strategy. Successful nominees must have a history of superior performance or accomplishments in their professional undertakings and should have the highest personal and professional ethics and values. The corporate governance and nominating committee does not evaluate shareholder nominees differently than any other nominee.

Pursuant to procedures set forth in our Bylaws, our corporate governance and nominating committee will consider shareholder nominations for directors if we receive timely written notice, in proper form, of the intent to make a nomination at a meeting of shareholders. To be timely, the notice must be received within the time frame discussed in our Bylaws. To be in proper form, the notice must, among other matters, include each nominee's written consent to serve as a director if elected, a description of all arrangements or understandings between the nominating shareholder and each nominee and information about the nominating shareholder and each nominee. A copy of our Bylaws will be provided upon written request to our Corporate Secretary.

Director Attendance at Annual Meetings

Our Board has adopted a policy that encourages our directors to attend our annual shareholder meeting. We held our annual shareholder meeting for the calendar year ended December 31, 2014 on August 27, 2014, and all Board members were present.

Report of the Audit Committee

The audit committee oversees our financial reporting process. Management has the primary responsibility for the financial statements and the reporting process, including our system of internal control over financial reporting. In fulfilling its oversight responsibilities, the audit committee reviewed and discussed the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 with management, including a discussion of the quality, not merely the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

The audit committee reviewed with the independent auditor, which is responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, its judgments as to the quality, not merely the acceptability, of our accounting principles and such other matters as are required to be discussed under auditing standards generally accepted in the United States. In addition, the audit committee has discussed with the independent auditor the auditor's independence, including Statement on Auditing Standards No. 61, as amended (Communication with Audit Committees), from us and our management, including the matters in the written disclosures received by us required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). The audit committee has also considered the compatibility of the independent auditor's provision of non-audit services to us with the auditor's independence.

The audit committee discussed with our independent auditor the overall scope and plan for its audit. The audit committee met with the independent auditor, with and without management present, to discuss the results of its examinations, its evaluations of our internal controls and the overall quality of our financial reporting.

Based upon the reviews and discussions referred to above, the audit committee recommended that our audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2014 for filing with the SEC. This report is provided by the following directors, who perform the functions of the audit committee:

Craig A. Johnson, Chair of Audit Committee
Robert H. Rosen
Saiid Zarrabian

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors and officers and persons who own more than 10% of our equity securities are required to report their initial ownership of our equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and we are required to disclose any late filings during the fiscal year ended December 31, 2014. To our knowledge, based solely upon our review of the copies of such reports required to be furnished to us during the fiscal year ended December 31, 2014, all of these reports were timely filed.

Item 11. Executive Compensation.

Under our 2013 Equity Incentive Plan, or the 2013 Plan, the Board may grant stock options, restricted stock, stock appreciation rights and performance awards. In granting these awards, the Board may establish any conditions or restrictions it deems appropriate. The grant of options is unrelated to any anticipated major announcements made by the Company and is thus not influenced by any material, non-public information that may exist at the time of grant. Additionally, the Board may periodically authorize the issuance of equity awards outside of existing shareholder-approved equity plans.

In April 2013, Dr. Tidmarsh was granted 16,000 shares of restricted stock that vested immediately. The shares of restricted stock were granted outside of the 2013 Plan, but were governed in all aspects by the 2013 Plan.

On September 24, 2013, Dr. Tidmarsh was granted 1,327,048 shares of restricted stock that vest as follows: (i) 1/14 vesting January 20, 2015; (ii) 1/14 vesting January 20, 2016; (iii) 2/7 vesting on the earlier of the Company's first drug approval or the trading day following the Company's common stock trading for 20 consecutive trading days at or above $10.50 per share; (iv) 1/7 vesting on the trading day following the Company's common stock trading for 20 consecutive days at or above $7.00 per share; (v) 1/7 vesting on the trading day following the Company's common stock trading for 20 consecutive days at or above $12.50 per share; (vi) 1/7 vesting on the trading day following Company's common stock trading for 20 consecutive days at or above $15.00 per share; and (vii) 1/7 vesting on the trading day following the Company's common stock trading for 20 consecutive days at or above $17.50 per share. In the event of an involuntary termination or change of control, the shares shall fully vest. Any unvested shares will be forfeited if vesting conditions are not satisfied within seven years from the date of grant. The shares of restricted stock were granted as a replacement to an option that was granted in April 2012, which was equal to 7.5% of our fully diluted, as-converted shares of common stock outstanding at such time. Subsequent to the issuance of this award, the vesting conditions were amended with respect to the tranches numbering (iii), (v), (vi) and (vii) to add a time-based service element so that the awards will vest no sooner than January 1, 2016.

Benefits.

We have not historically provided special benefits or perquisites to our executives and did not do so in 2014.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation	Total
George F. Tidmarsh, M.D., Ph.D., President, Chief Executive Officer and Secretary	2014	$470,000	$235,000	$1,936,979	$—	$2,641,979
	2013	$420,000	$105,000	$—	$70,827	$595,827

(1)
This column reflects the aggregate grant date fair value of equity awards granted in 2014 or 2013 and calculated in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. Assumptions used in the calculations for these amounts are set forth in the notes to our financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Outstanding Equity Awards at 2014 Fiscal Year End

We effected a 1-for-50 reverse stock split on January 14, 2014. The information set forth in the table below is listed on a post-split basis.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date (1)	Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
George F. Tidmarsh, M.D., Ph.D.	—	181,000	(2)	$10.84	4/3/2024	1,137,469	$20,986,303

(1)	All stock options expire ten years from the date of grant.
(2)
The stock option vests and becomes exercisable with respect to 25% of the underlying shares on the one-year anniversary of the grant date and then vests and becomes exercisable ratably on a quarterly basis over the three years thereafter.

Director Compensation Table — 2014

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awarded (1)	Total
Kevin C. Tang	$—	$—	$166,845	$166,845
Laura L. Douglass	$51,500	$—	$205,674	$257,174
Craig A. Johnson	$53,750	$—	$205,674	$259,424
Robert H. Rosen	$17,500	$—	$153,006	$170,506
Saiid Zarrabian	$70,000	$—	$205,674	$275,674

(1)
This column reflects the aggregate grant date fair value of equity awards granted in 2014 and calculated in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. Assumptions used in the calculations for these amounts are set forth in the notes to our financial statements included in this report.

Director Compensation

Retainers and Fees. Directors who are also our employees receive no extra compensation for their service on the Board. In 2014, our non-employee directors received an annual fee of $35,000, which is paid quarterly. The Chairman of the Board, Mr. Tang, does not receive any cash compensation for his duties. In 2014, the chairman of the audit committee received an annual fee of $12,000, the chairman of the compensation committee received an annual fee of $10,000 and the chairman of the corporate governance and nominating committee received an annual fee of $6,000. In 2014, Laura L. Douglass also received an additional $11,000 in fees for sitting on committees, Craig A. Johnson received an additional $8,000 in fees for sitting on committees and Saiid Zarrabian received an additional $15,000 in fees for his time spent as Chairman of the Board from January through April of 2014 and $9,000 in fees for sitting on committees.

Option Grants under the 2013 Plan. Each of our non-employee directors is eligible to automatically receive, upon becoming a non-employee director, a one-time grant of a non-qualified stock option under the 2013 Plan in an amount to be determined by the Board at an exercise price equal to the fair market value of a share of the common stock on the date of grant. These non-employee director options have a term of 10 years and vest with respect to 1/3rd of the underlying shares on the one-year anniversary of the grant and with 1/12th of the underlying shares vesting on a quarterly basis for two years thereafter. There were two such awards granted in fiscal 2014. Each non-employee director receives an additional grant annually of a non-qualified stock option in an amount to be determined by the Board. These non-employee director options have a term of 10 years and vest fully on the one-year anniversary of the grant. The exercise price for these additional non-employee director options is the fair market value of our common stock on the date of their grant. All outstanding non-employee director options vest in full immediately prior to any change in control. Each non-employee director is also eligible to receive additional options under the 2013 Plan at the discretion of the Board. These options vest and become exercisable pursuant to the 2013 Plan and the terms of the option grant.

For calendar 2015, non-employee directors will receive an annual cash retainer of $60,000. Mr. Tang has waived any right he has to receive cash compensation for board service. Additionally, in February 2015, each non-employee director was awarded an option to purchase up to 10,000 shares of common stock at a price per share equal to the fair value of the common stock on the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 with respect to shares of our common stock that may be issued under our equity compensation plans. We effected a 1-for-50 reverse stock split on January 14, 2014. The information set forth in the table below is listed on a post-split basis.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	618,900	(1)	$9.54	478,304
Equity compensation plans not approved by security holders	—		$—	—
Total	618,900		$9.54	478,304

(1)	Outstanding options to purchase shares of our common stock under the La Jolla Pharmaceutical Company 2013 Equity Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of February 27, 2015, based on information available to us and filings with the SEC by:

•	Each of our directors

•	Each of our “named executive officers” as defined by SEC rules;

•	All of our current directors and executive officers as a group; and

•	Each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, shares of common stock issuable under stock options that are exercisable within 60 days of February 27, 2015 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each shareholder named in the following table possesses sole voting and investment power over his, her or its shares of common stock, except for those jointly owned with that person’s spouse. Percentage of beneficial ownership of common stock is based on 15,243,340 shares of common stock outstanding as of February 27, 2015. Unless otherwise noted below, the address of each person listed on the table is c/o La Jolla Pharmaceutical Company, 4660 La Jolla Village Drive, Suite 1070, San Diego, California 92122. We effected a 1-for-50 reverse stock split on January 14, 2014. The information set forth in the table below is listed on a post-split basis.

Name and Address	Shares of Common Stock Owned(1)	Shares with Right to Acquire within 60 days	Total Beneficial Ownership	Percentage of Common Stock
Greater than 5% Shareholders
Tang Capital Partners, LP (2)	2,101,547	—	2,101,547	13.79%
FMR LLC (3)	1,850,470	—	1,850,470	12.14%
RTW Investments, LLC (4)	1,064,247	263,014	1,327,261	8.56%
Baker Bros. Advisors LP (5)	421,070	799,392	1,220,462	7.61%
Broadfin Capital, LLC (6)	1,121,370	—	1,121,370	7.36%

Directors and Executive Officers
Kevin C. Tang (2)	2,144,387	—	2,144,387	14.07%
George F. Tidmarsh, M.D., Ph.D.	1,441,086	45,251	1,486,337	9.72%
Saiid Zarrabian	109,612	21,750	131,362	0.86%
Laura L. Douglass	—	21,750	21,750	0.14%
Craig A. Johnson	—	21,750	21,750	0.14%
Robert H. Rosen	—	—	—	—%
All current Directors and Executive Officers as a group	3,695,085	110,501	3,805,586	24.79%

(1)
Shares of Common Stock Owned are based upon the Company’s review of Statement of Beneficial Ownership Filings on Schedules 13D, 13D/A, 13G and 13G/A, unless otherwise indicated. Shares of Common Stock Owned can vary since the date of such filings.

(2)
Based upon a Schedule 13D/A filed with the SEC on December 16, 2014 and information recently provided to the Company. The Schedule 13D/A was jointly filed by Tang Capital Partners, LP, Tang Capital Management, LLC and Kevin Tang. Tang Capital Partners, LP shares voting and dispositive power over such shares with Tang Capital Management, LLC and Kevin Tang. The shares of common stock owned and beneficially owned by Mr. Tang include shares of common stock owned by Tang Capital Partners, LP, and other shares of common stock for which Mr. Tang shares voting and/or dispositive power. Mr. Tang disclaims beneficial ownership of all shares reported herein except to the extent of his pecuniary interest therein. The address of the foregoing entities and person is 4747 Executive Drive, Suite 510, San Diego, CA 92121. Mr. Tang is the chairman of the Board of Directors.

(3)
Based upon a Schedule 13G/A filed with the SEC on February 10, 2015. The Schedule 13G/A was filed jointly by FMR LLC, Edward C. Johnson, 3rd, Abigail P. Johnson and Select Biotechnology Portfolio. The address of FMR LLC, Edward C. Johnson, 3rd, Abigail P. Johnson and Select Biotechnology Portfolio is 245 Summer Street, Boston, MA 02210.

(4)
Based upon a Schedule 13G/A filed with the SEC on February 17, 2015 and information recently provided to the Company. The Schedule 13G/A was jointly filed by RTW Investments, LLC, RTW Master Fund, Ltd. and Roderick Wong. The address of the foregoing entities and person is 250 West 55th Street, 16th Floor, Suite A, New York, NY 10019.

(5)
Based upon a Schedule 13G/A filed with the SEC on February 17, 2015 and information recently provided to the Company. The Schedule 13G/A was filed jointly by the Baker Bros. Advisors LP (the “Adviser”), Baker Bros. Advisors (GP) LLC (the “Adviser GP”), Felix J. Baker and Julian C. Baker, with respect to shares held by Baker Brothers Life Sciences, L.P. (“Life Sciences”), 14159, L.P. (“14159”), and 667, L.P. (“667”, and together with Life Sciences and 14159, the “Funds”). Pursuant to the amended and restated management agreements, as amended, among the Adviser, the Funds and their respective general partners, the Adviser has complete and unlimited discretion and authority with respect to the Funds’ investments and voting power over investments. The Adviser GP, and Felix J. Baker and Julian C. Baker as principals of the Adviser GP, and the Adviser may be deemed to be beneficial owners of securities of the Issuer directly held by the Funds, and may be deemed to have the power to vote or direct the vote of and the power to dispose or direct the disposition of such securities. The address of the foregoing entities and persons is 667 Madison Avenue, 21st Floor, New York, NY 10065.

(6)
Based upon a Schedule 13G/A filed with the SEC on February 17, 2015. The Schedule 13G/A was jointly filed by Broadfin Capital, LLC, Broadfin Healthcare Master Fund, Ltd., and Kevin Kotler. The address of the forgoing entities and person is 300 Park Avenue, 25th Floor, New York, NY 10022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

No director or executive officer, nor any beneficial holder of more than five percent of our outstanding capital stock, nor any immediate family member of the foregoing, had any material interest, direct or indirect, in any reportable transaction with us during the 2014 fiscal year, or any reportable business relationship with us during such time.

Item 14. Principal Accountant Fees and Services.

The following table presents the aggregate fees agreed to by the Company for the annual and statutory audits for the fiscal years ended December 31, 2014 and 2013, and all other fees paid by us for services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP, or Squar Milner, during 2014 and 2013, as well as the aggregate fees agreed to by the Company for audit related fees and services rendered by BDO USA, LLP, or BDO, during 2013:

	2014	2013
Audit Fees — Squar, Milner, Peterson, Miranda & Williamson, LLP	$116,603	$66,500
Audit Related Fees — Squar, Milner, Peterson, Miranda & Williamson, LLP	62,550	22,560
Audit Related Fees — BDO USA LLP	—	20,000
Tax Fees — Squar, Milner, Peterson, Miranda & Williamson, LLP	5,500	5,800
All Other Fees	—	—
Total	$184,653	$114,860

BDO was our independent registered public accounting firm through January 8, 2013, at which time Squar Milner was appointed as our new independent registered public accounting firm.

Audit Fees. The fees identified under this caption were for professional services rendered by Squar Milner for the audit of our annual financial statements. The fees identified under this caption also include fees for professional services rendered by Squar Milner for the review of the financial statements included in our quarterly reports on Forms 10-Q. In addition, the amounts include fees for services that are normally provided by the auditor in connection with regulatory filings and engagements for the years identified.

Audit Related Fees. Audit related fees in 2014 consist of an aggregate of $62,550 in fees paid to Squar Milner in connection with their consents on the Company's registration statements on Forms S-1A, S-3 and S-8 filed during 2014. Audit related fees in 2013 consist of an aggregate of $22,560 in fees paid to Squar Milner in connection with their consents on the Company's registration statements filed during 2013 and $20,000 in fees paid to BDO in connection with their consents on the Company's registration statements filed during 2013 and incorporating financial statements from BDO's 2011 audit.

Tax Fees. Tax fees consist principally of assistance related to tax compliance and reporting.

Pre-approval Policy. Our audit committee approves in advance all services provided by our independent registered public accounting firms. All engagements of our independent registered public accounting firm for 2014 and 2013 were pre-approved by the audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report.

1.	The following financial statements of La Jolla Pharmaceutical Company are filed as part of this report under Item 8 — Financial Statements and Supplementary Data:

2.	Financial Statement Schedules.

These schedules are omitted because they are not required, or are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	Exhibits.

List of Exhibit required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Certificate of Amendment of Articles of Incorporation (3)

3.3	Bylaws (4)

4.1	Certificate of Determination of Series F Convertible Preferred Stock (15)

10.1	Form of Indemnification Agreement (5)*

10.2	La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (Amended and Restated as of June 20, 2008) (6)*

10.3	La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (Amended and Restated as of June 20, 2008) (6)*

10.4	Form of Option Grant under the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (6)*

10.5	La Jolla Pharmaceutical Company 2010 Equity Incentive Plan, as amended* (7)

10.6	Securities Purchase Agreement, dated as of May 24, 2010 by and among the Company and the Purchasers named therein (8)

10.7	Form of Series C-2 Preferred Stock Purchase Warrant (8)

10.8	Form of Series D-1 Preferred Stock Purchase Warrant (8)

10.9	La Jolla Pharmaceutical Company Retirement Savings Plan (9)*

10.10	Consent and Amendment Agreement by and among La Jolla Pharmaceutical Company and the undersigned parties thereto, dated as of March 29, 2011 (10)

10.11	Consent and Amendment Agreement by and among La Jolla Pharmaceutical Company and the undersigned parties thereto, dated as of June 30, 2011 (11)

10.12	Second Amendment Agreement by and among La Jolla Pharmaceutical Company and the undersigned parties thereto, dated as of August 24, 2011 (12)

10.13	Consent and Amendment Agreement by and among La Jolla Pharmaceutical Company and the undersigned parties thereto, dated as of January 19, 2012 (1)

10.14	Employment Offer Letter by and between La Jolla Pharmaceutical Company and George Francis Tidmarsh, M.D., Ph.D., dated as of January 19, 2012 (1)*

10.15	Consent and Waiver Agreement, dated December 7, 2012 (13)

10.16	Consent, Waiver and Amendment Agreement, dated March 28, 2013 (16)

10.17	Securities Purchase Agreement, dated as of September 24, 2013, by and among La Jolla Pharmaceutical Company and the Purchasers named therein (15)

10.18	Consent and Waiver Agreement, dated as of September 24, 2013, by and among La Jolla Pharmaceutical Company and the undersigned parties thereto (15)

10.19	Exchange Agreement, dated as of September 25, 2013, by and among La Jolla Pharmaceutical Company and the undersigned parties thereto (15)

10.20	Form of La Jolla Pharmaceutical Company Restricted Stock Agreement* (16)

10.21	La Jolla Pharmaceutical Company 2013 Equity Incentive Plan* (15)

16.1	Letter from BDO to the SEC, dated January 9, 2013 (14)

23.1	Consent of Independent Registered Public Accounting Firm Squar, Milner, Peterson, Miranda & Williamson LLP **

24.1	Power of Attorney (included on the signature page of this Form 10-K)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	This exhibit is a management contract or compensatory plan or arrangement.
**	Filed herewith.

(1)	Previously filed with the Company’s Current Report on Form 8-K, filed January 20, 2012 and incorporated by reference herein.

(2)	Previously filed with the Company’s Registration Statement on Form S-8, filed December 20, 2013 and incorporated herein by reference.

(3)	Previously filed with the Company’s Current Report on Form 8-K, filed January 15, 2014 and incorporated herein by reference.

(4)	Previously filed with the Company’s Form 8-A12B, filed October 17, 2014 and incorporated herein by reference.

(5)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated by reference herein.

(6)	Previously filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-151825) filed June 20, 2008 and incorporated by reference herein.

(7)	Previously filed as Appendix A to the Company’s Definitive Revised Proxy Statement filed April 23, 2012, and incorporated by reference herein.

(8)	Previously filed with the Company’s Current Report on Form 8-K filed May 28, 2010 and incorporated by reference herein.

(9)	Previously filed with the Company’s Current Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated by reference herein.

(10)	Previously filed with the Company’s Current Report on Form 8-K filed April 5, 2011 and incorporated by reference herein.

(11)	Previously filed with the Company’s Current Report on Form 8-K, filed July 5, 2011 and incorporated by reference herein.

(12)	Previously filed with the Company’s Current Report on Form 8-K, filed August 25, 2011 and incorporated by reference herein.

(13)	Previously filed with the Company’s Current Report on Form 8-K, filed December 10, 2012 and incorporated by reference herein.

(14)	Previously filed with the Company’s Current Report on Form 8-K, filed January 14, 2013 and incorporated by reference herein.

(15)	Previously filed with the Company’s Current Report on Form 8-K, filed September 25, 2013 and incorporated by reference herein.

(16)	Previously filed with the Company’s Annual Report on Form 10-K, filed April 1, 2013 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LA JOLLA PHARMACEUTICAL COMPANY

Date:	March 16, 2015	By:	/s/ George F. Tidmarsh
		Name:	George F. Tidmarsh, M.D., Ph.D.
		Title:	President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints George F. Tidmarsh, M.D., Ph.D. as his or her true and lawful attorney-in-fact and agent, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George F. Tidmarsh	Director, President, Chief Executive Officer and Secretary (Principal Executive, Financial and Accounting Officer)	March 16, 2015
George F. Tidmarsh, M.D., Ph.D.

/s/ Kevin C. Tang	Chairman of the Board and Director	March 16, 2015
Kevin C. Tang

/s/ Laura L. Douglass	Director	March 16, 2015
Laura L. Douglass

/s/ Craig A. Johnson	Director	March 16, 2015
Craig A. Johnson

/s/ Robert H. Rosen	Director	March 16, 2015
Robert H. Rosen

/s/ Saiid Zarrabian	Director	March 16, 2015
Saiid Zarrabian

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
La Jolla Pharmaceutical Company

We have audited the accompanying balance sheets of La Jolla Pharmaceutical Company as of December 31, 2014 and 2013 and the related statements of operations and comprehensive loss, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of La Jolla Pharmaceutical Company as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), La Jolla Pharmaceutical Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

San Diego, California
March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
La Jolla Pharmaceutical Company

We have audited La Jolla Pharmaceutical Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). La Jolla Pharmaceutical Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting at Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, La Jolla Pharmaceutical Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 financial statements of La Jolla Pharmaceutical Company, and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

San Diego, California
March 16, 2015

La Jolla Pharmaceutical Company

Balance Sheets
(In thousands, except share and par value amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$48,555	$8,629
Restricted cash	37	37
Prepaid clinical expenses	1,528	—
Prepaid expenses and other current assets	137	43
Total current assets	50,257	8,709
Property and equipment, net	279	38
Total assets	$50,536	$8,747

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$730	$834
Accrued expenses	926	187
Accrued payroll and related expenses	424	73
Total current liabilities	2,080	1,094
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value; 100,000,000 and 12,000,000,000 shares authorized, 15,225,980 and 4,404,407 shares issued and outstanding at December 31, 2014 and 2013, respectively	2	4
Series C-1[2] Convertible Preferred Stock, $0.0001 par value; 11,000 shares authorized, 3,917 and 7,016 shares issued and outstanding at December 31, 2014 and 2013, respectively, and a liquidation preference of $3,917	3,917	7,016
Series F Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized, 2,798 and 3,250 shares issued and outstanding at December 31, 2014 and 2013, respectively, and a liquidation preference of $2,798	2,798	3,250
Additional paid-in capital	528,353	462,684
Accumulated deficit	(486,614)	(465,301)
Total shareholders’ equity	48,456	7,653
Total liabilities and shareholders' equity	$50,536	$8,747

See accompanying notes.

La Jolla Pharmaceutical Company

Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013
Expenses:
Research and development	$9,944	$4,362
General and administrative	11,396	13,579
Total expenses	21,340	17,941
Loss from operations	(21,340)	(17,941)

Other income, net	27	6
Net loss and comprehensive loss	(21,313)	(17,935)
Convertible preferred stock dividends earned	—	(801)
Net loss attributable to common shareholders	$(21,313)	$(18,736)
Basic and diluted net loss per share	$(2.00)	$(12.16)
Shares used in computing basic and diluted net loss per share	10,667	1,540

See accompanying notes.

La Jolla Pharmaceutical Company

Statements of Shareholders’ Equity
For the Years Ended December 31, 2014 and 2013
(In thousands)

	Series C-1[2] Convertible Preferred Stock		Series C-2[2] Convertible Preferred Stock		Series D-1[2] Convertible Preferred Stock		Series F Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	6	$5,792	1	$500	5	$4,615	—	$—	285	$1	$439,672	$(447,366)	$3,214
Issuance of Series C-1[2] & C-2[2] Convertible Preferred Stock dividends	1	744	—	57	—	—	—	—	—	—	(801)	—	—
Conversion of Series C-1[2] & D-1[2] Convertible Preferred Stock into common stock	(1)	(77)	—	—	—	(47)	—	—	367	—	124	—	—
Redemption of Series D-1[2] Convertible Preferred Stock	—	—	—	—	(5)	(4,568)	—	—	—	—	4,568	—	—
Exchange of Series C-2[2] Convertible Preferred Stock for Series C-1[2] Convertible Preferred Stock	1	557	(1)	(557)	—	—	—	—	—	—	—	—	—
Issuance of Series F Convertible Preferred Stock	—	—	—	—	—	—	3	3,250	—	—	—	—	3,250
Issuance of common stock for September 2013 financing	—	—	—	—	—	—	—	—	1,929	2	6,748	—	6,750
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	12,373	—	12,373
Issuance of restricted stock awards	—	—	—	—	—	—	—	—	1,823	1	—	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	—	(17,935)	(17,935)
Balance at December 31, 2013	7	7,016	—	—	—	—	3	3,250	4,404	4	462,684	(465,301)	7,653
Adjustment for reverse stock split	—	—	—	—	—	—	—	—	—	(4)	4	—	—
Issuance of common stock for July 2014 financing	—	—	—	—	—	—	—	—	5,395	1	53,062	—	53,063
Conversion of Series F Convertible Preferred Stock into common stock	—	—	—	—	—	—	—	(452)	129	—	452	—	—
Conversion of Series C-1[2] Convertible Preferred Stock into common stock	(3)	(3,099)	—	—	—	—	—	—	5,342	1	3,098	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	8,992	—	8,992
Third party share-based compensation expense	—	—	—	—	—	—	—	—	—	—	63	—	63
Common stock issued for services	—	—	—	—	—	—	—	—	3	—	25	—	25
Restricted stock awards canceled	—	—	—	—	—	—	—	—	(47)	—	(27)	—	(27)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(21,313)	(21,313)
Balance at December 31, 2014	4	$3,917	—	$—	—	$—	3	$2,798	15,226	$2	$528,353	$(486,614)	$48,456

See accompanying notes.

La Jolla Pharmaceutical Company

Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2013
Operating activities
Net loss	$(21,313)	$(17,935)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	8,992	12,373
Third party share-based compensation expense	63	—
Issuance of common stock for services	25	—
Depreciation expense	17	5
Changes in operating assets and liabilities:
Restricted cash	—	(37)
Prepaid clinical expenses	(1,528)	—
Prepaid expenses and other current assets	(94)	(18)
Accounts payable	(104)	742
Accrued expenses	739	80
Accrued payroll and related expenses	324	56
Net cash used for operating activities	(12,879)	(4,734)

Investing Activities
Purchase of property and equipment	(258)	(43)
Net cash used for investing activities	(258)	(43)

Financing Activities
Net proceeds from the issuance of common stock	53,063	6,751
Proceeds from the issuance of Series F Convertible Preferred Stock	—	3,250
Net cash provided by financing activities	53,063	10,001

Net increase in cash and cash equivalents	39,926	5,224
Cash and cash equivalents at beginning of period	8,629	3,405
Cash and cash equivalents at end of period	$48,555	$8,629

Supplemental disclosure of cash flow information:
Non-cash investing and financing activity
Conversion of Series C-1[2] and D-1[2] Convertible Preferred Stock into common stock	$3,099	$124
Conversion of Series F Convertible Preferred Stock into common stock	$452	$—
Redemption of Series D-1[2] Convertible Preferred Stock and Series C-2[2] Convertible Preferred Stock Warrants	$—	$4,568
Dividends paid in Series C-1[2] and C-2[2] Convertible Preferred Stock	$—	$801
Exchange of Series C-2[2] Convertible Preferred Stock for Series C-1[2] Convertible Preferred Stock	$—	$557

See accompanying notes

La Jolla Pharmaceutical Company
Notes to Financial Statements

1. Business

La Jolla Pharmaceutical Company (the “Company”) is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies intended to significantly improve outcomes in patients suffering from life-threatening diseases. The Company was incorporated in 1989 as a Delaware corporation. On June 7, 2012, the Company reincorporated in the State of California.

The Company has a history of incurring significant operating losses and negative cash flows from operations. In July 2014, the Company closed a common stock offering and received approximately $53.1 million, net of issuance costs (see Note 4). As of December 31, 2014, the Company had available cash and cash equivalents of $48.6 million. Management believes that the available cash and cash equivalents will be sufficient to fund operations through 2016; provided, however, that if the Company pursues additional clinical trials other than those planned for the Company’s current product candidates, or if the Company adds additional product candidates prior to the end of 2016, the Company will need to raise additional capital.

Effective January 14, 2014, the Company effected a 1-for-50 reverse split (the "2014 Reverse Stock Split") of its outstanding common stock (See Note 4). All common stock share and per-share information in the accompanying audited financial statements have been restated to reflect retrospective application of the 2014 Reverse Stock Split for all periods presented, except for par value per share and authorized share amounts, which were not affected. All stock options and the shares of common stock underlying outstanding convertible preferred stock were appropriately adjusted to give effect to the 2014 Reverse Stock Split.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates were made relating to useful lives of fixed assets, valuation allowances, impairment of assets and accruals for research and development expenses and share-based compensation expenses. Actual results could differ materially from those estimates. Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not affect net loss, shareholders’ equity or cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity from the date of purchase of less than three months to be cash equivalents. The carrying value of the Company's money market funds is included in cash equivalents and approximates their fair value.

Restricted Cash

Under the terms of the leases of the Company's facilities, there is a requirement to maintain a certificate of deposit as security during the terms of such leases. As of December 31, 2014 and 2013, restricted cash of $37,000 was pledged as collateral for the certificate of deposit.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to seven years. As of December 31, 2014 and 2013, the carrying value of property and equipment, net was $279,000 and $38,000, respectively, which was comprised of lab equipment, furniture, computer equipment and software. Depreciation expense was $17,000 and $5,000 for the years ended December 31, 2014 and 2013, respectively.

La Jolla Pharmaceutical Company
Notes to Financial Statements

Clinical Trial Expenses

Payments in connection with the Company's clinical trials are often made under contracts with multiple contract research organizations that conduct and manage clinical trials on its behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price or on a time and materials basis. Payments under these contracts depend on factors such as the successful enrollment or treatment of patients or the completion of other clinical trial milestones. At December 31, 2014, the prepaid clinical expenses of $1,528,000 on the balance sheet represents the initial upfront payments to a clinical research organization for two clinical trials that will commence in 2015. The Company amortizes prepayments to expense based on estimates regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials.

Expenses related to clinical trials are accrued based on estimates regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. If the contracted amounts are modified, the accruals are modified accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision occur.

Research and Development Expenses

Research and development expenses include salaries and benefits, facilities and other overhead expenses, research related manufacturing expenses, contract services and clinical and preclinical-related services performed by clinical research organizations, research institutions and other outside service providers. Research and development expenses are charged to operations as incurred when these expenditures relate to the Company's research and development efforts and have no alternative future uses.

In accordance with certain research and development agreements, the Company is obligated to make certain upfront payments upon execution of the agreement. Advance payments, including nonrefundable amounts, for materials or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed.

Acquisition or milestone payments that the Company makes in connection with in-licensed technology are expensed as incurred when there is uncertainty in receiving future economic benefits from the licensed technology. The Company considers the future economic benefits from the licensed technology to be uncertain until such licensed technology is incorporated into products that are approved for marketing by the Food and Drug Administration (the "FDA") or when other significant risk factors are abated. For accounting purposes, management has viewed future economic benefits for all of the Company's licensed technology to be uncertain.

Patent Costs

Legal costs in connection with approved patents and patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. These costs are recorded as general and administrative expenses in the statements of operations and comprehensive loss.

Share-Based Compensation

The Company accounts for share-based payment arrangements in accordance with Accounting Standards codification ("ASC") 718, Compensation - Stock Compensation and ASC 505-50, Equity - Equity Based Payments to Non-Employees, which requires the recognition of compensation expense, using a fair-value based method, for all costs related to share-based payments including stock options and restricted stock awards. These standards require companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. See Note 5 for further discussion of the Company's share-based compensation plans.

La Jolla Pharmaceutical Company
Notes to Financial Statements

Income Taxes

The Company accounts for income taxes and the related accounts under the liability method. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Net Income (Loss) Per Share

Basic income (loss) per share is calculated based on the weighted-average number of common shares outstanding. Diluted income (loss) per share is calculated using the weighted-average number of common shares outstanding and other dilutive securities. Outstanding convertible preferred stock, stock options and unvested restricted stock awards are considered common stock equivalents and are included in the calculation of diluted net income (loss) per share using the treasury stock method when their effect is dilutive. Dilutive securities are not included in the computation of diluted net income (loss) per share if the inclusion of these potentially dilutive securities is anti-dilutive. As of December 31, 2014 and 2013, there were potentially dilutive securities that consisted of 8.2 million shares and 13.1 million shares, respectively, which were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

Comprehensive Loss

Comprehensive loss for the periods reported was comprised solely of the Company's net loss. The comprehensive loss for the years ended December 31, 2014 and 2013 was $21.3 million and $17.9 million, respectively. There were no other changes in equity that were excluded from net loss for all periods.

Fair Value Measurements

The Company follows the provisions of ASC 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and requires certain disclosures about fair value measurements. Broadly, the ASC 820-10 framework clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

As a basis for considering such assumptions, ASC 820-10 establishes a three tier value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1) observable inputs such as quoted prices in active markets; Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Cash equivalents consist of money market accounts with maturities of ninety days or less. Due to the high ratings and short-term nature of these funds, the Company considers the values of all cash equivalents as Level 1 inputs.

The Company's financial instruments include cash equivalents, prepaid expenses, accounts payable and accrued expenses. The carrying amounts reported in the balance sheets for cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate fair values because of the short-term nature of these instruments.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents. The Company invests excess cash in money market accounts. This diversification of risk is consistent with the Company's policy to ensure safety of principal and maintain liquidity.

La Jolla Pharmaceutical Company
Notes to Financial Statements

Segment Reporting

Management has determined that the Company operates in one business segment, which includes all activities related to the research, development and commercialization of its proprietary technologies and drug candidates for pharmaceutical products.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and to provide related footnote disclosures. The ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The ASU is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, which for the Company is January 1, 2017. Early adoption is permitted. The Company does not intend to early adopt this standard. The adoption of this standard will not have a material impact on the Company's financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 781): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. This update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015, which for the Company is January 1, 2016. Early adoption is permitted. Entities may apply the amendments in this update either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this standard will not have a material impact on the Company's financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, which for the Company is January 1, 2017; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopting the guidance. The Company does not anticipate that the adoption of this update will have a material impact on its financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740).  This update improves the reporting for unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The update is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The update is effective prospectively for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2013, which for the Company was January 1, 2014. The adoption of this update did not have a material impact on the Company's financial position or results of operations.

La Jolla Pharmaceutical Company
Notes to Financial Statements

3. Licensed Technology

In December 2014, the Company entered into a patent license agreement (the “License Agreement”) with the George Washington University (“GW”). Pursuant to this License Agreement, GW exclusively licensed to the Company certain intellectual property rights, assigned to and controlled by GW, relating to the potential use of angiotensin II for the treatment of hypotension. The licensed intellectual property rights principally consist of three provisional patent applications filed in the United States, with worldwide rights to foreign filings on such applications. The Company is currently developing LJPC-501, a proprietary formulation of angiotensin II, for the treatment of catecholamine-resistant hypotension.

Under the License Agreement, the Company paid a one-time license initiation fee of $250,000, which was included in research and development expense for the year ended December 31, 2014. The Company is required to pay an annual license maintenance fee. Upon the achievement of certain milestones relating to clinical approvals and the issuance of patents within the patent rights, the Company will be required to pay milestone fees totaling up to $1,725,000. Additionally, the Company will be required to pay royalties on products covered by the patent rights (a “Licensed Product”), with such royalty rates ranging from 2.5% to 6%. Commencing one year after the first commercial sale of a Licensed Product, the Company will be required to pay escalating minimum annual royalty payments not to exceed $1.2 million annually. Upon sublicensing of the patent rights to a third party, the Company will be required to pay a portion of the sublicense revenue to GW, in a declining amount over a three-year period from execution of the License Agreement. The Company will also be required to use commercially reasonable efforts to develop and commercialize one or more Licensed Products within certain pre-determined time periods set forth in the License Agreement.

4. Shareholders’ Equity

Common Stock

2014 Reverse Stock Split

On January 14, 2014, the Company enacted a reverse split of the Company's outstanding common stock. The 2014 Reverse Stock Split was approved by the shareholders on June 5, 2013. As a result of the 2014 Reverse Stock Split, every 50 shares of the Company’s issued and outstanding common stock were automatically combined into one share of the Company’s common stock. No fractional shares were issued in connection with the 2014 Reverse Stock Split. Shareholders who were entitled to fractional shares instead became entitled to receive a cash payment in lieu of receiving fractional shares (after taking into account and aggregating all shares of the Company’s common stock then held by such shareholder) equal to the fractional share interest. The 2014 Reverse Stock Split affected all of the holders of the Company’s common stock uniformly. Shares of the Company’s common stock underlying outstanding options were proportionately reduced, and the exercise prices of outstanding options were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of the Company’s common stock underlying outstanding convertible preferred stock were proportionately reduced, and the conversion rates were proportionately decreased in accordance with the terms of the agreements governing such securities.

Amendments to Articles of Incorporation

On August 27, 2014 at the Company's annual meeting of shareholders, the shareholders approved an amendment to the Company's articles of incorporation to reduce the number of authorized common shares available for issuance to 100,000,000 shares from 12,000,000,000 shares.

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

La Jolla Pharmaceutical Company
Notes to Financial Statements

Preferred Stock

As of December 31, 2014, the Company is authorized to issue 8,000,000 shares of preferred stock, with a par value of $0.0001 per share, in one or more series, of which 11,000 are designated for Series C-12 Convertible Preferred Stock (the "Series C-12 Preferred") and 10,000 are designated Series F Convertible Preferred Stock (the "Series F Preferred"). During the year ended December 31, 2014, the Company issued 5,341,670 shares of common stock upon the conversion of Series C-12 Preferred and 129,105 shares of common stock upon the conversion of Series F Preferred. The Series C-12 Preferred is convertible into common stock at a rate 1,724 shares of common stock for each share of Series C-12 Preferred, and the Series F Preferred is convertible into common stock at a rate of 286 shares of common stock for each share of Series F Preferred. As of December 31, 2014, there were 3,917 shares of Series C-12 Preferred and 2,798 shares of Series F Preferred issued and outstanding. As of December 31, 2013, there were 7,016 shares of Series C-12 Preferred and 3,250 shares of Series F Preferred issued and outstanding. As of December 31, 2014, the issued and outstanding shares of Series C-12 Preferred and Series F Preferred were convertible into 6,752,908 and 800,228 shares of common stock, respectively.

The holders of preferred stock do not have voting rights, other than for general protective rights required by the California General Corporation Law. Cumulative dividends were previously payable on the Series C-12 Preferred at an annual rate of 15% from the date of issuance through the date of conversion, payable semi-annually. On September 24, 2013, as a result of the Consent Agreement (described below), the dividends were discontinued from the Series C-12 Preferred. The Series F Preferred does not have a dividend.

The Series C-12 Preferred and the Series F Preferred have a liquidation preference in an amount equal to $1,000 per share. As of December 31, 2014, the liquidation preference was $3,917,000 and $2,798,000 on the Series C-12 Preferred and Series F Preferred, respectively. As of December 31, 2013, the liquidation preference was $7,016,000 and $3,250,000 on the Series C-12 Preferred and Series F Preferred, respectively.

2013 Securities Purchase Agreement

On September 24, 2013, the Company entered into a securities purchase agreement, upon which the Company agreed to sell for an aggregate price of $10.0 million, approximately 1,928,620 shares of the Company’s common stock at a price of $3.50 per share and 3,250 shares of Series F Preferred at a price of $1,000 per share (the "Private Placement"). The Private Placement closed on September 27, 2013, with proceeds to the Company of approximately $10.0 million, before transaction issuance costs of $300,000. Pursuant to the securities purchase agreement, the Company designated the Series F Preferred as a new series of preferred stock prior to the closing. The Shares were exempt from registration under the Securities Act of 1933, as amended.

As a condition to closing, the holders of a majority of the issued and outstanding common stock and the holders of the Series C-12 Preferred approved the amendment and restatement of the Company’s Amended and Restated Articles, which eliminated the following series of preferred stock: the Series C-22 Convertible Preferred Stock (the "Series C-22 Preferred"); the Series D-12 Convertible Preferred Stock (the "Series D-12 Preferred"); and the Series D-22 Convertible Preferred Stock. As a result of the elimination of these series of preferred stock and the creation of the Series F Preferred, only the Series C-12 Preferred and Series F Preferred remain designated as preferred stock of the Company.

2013 Consent and Waiver Agreement

On September 24, 2013, the Company entered into a Consent and Waiver Agreement (the "Consent Agreement") with the holders of the existing preferred stock. Pursuant to the Consent Agreement, the holders agreed to tender to the Company, for nominal consideration, shares of Series D-12 Preferred, as well as all warrants to purchase shares of preferred stock. As a result of this repurchase, and after giving effect to the transactions contemplated in the Exchange Agreement (described below), the Series C-12 Preferred was the only series of preferred stock that remained outstanding prior to the closing of the Private Placement; and, as of the closing, no purchase rights existed for the existing preferred stock. Also in the Consent Agreement, the holders of the Series C-12 Preferred consented to the transactions contemplated under the Private Placement and agreed to waive the dividend rights of the Series C-12 Preferred.

La Jolla Pharmaceutical Company
Notes to Financial Statements

2013 Exchange Agreement

On September 24, 2013, the Company also entered into an Exchange Agreement with the holders of its Series C-22 Preferred. Pursuant to the Exchange Agreement, the holders exchanged a total of approximately 557 shares of Series C-22 Preferred for approximately 557 shares of Series C-12 Preferred. The terms of the Series C-12 Preferred were substantially similar in all respects to the Series C-22 Preferred, and the exchange of the Series C-22 Preferred eliminated all outstanding shares and allowed for the removal of this series of preferred stock. The transaction was exempt from registration requirements of the Securities Act of 1933, as amended; and no commission or other remuneration was paid for such exchange.

5. Share-Based Compensation

Stock Options

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

The 2013 Equity Plan previously allowed for automatic annual increases to the number of shares of common stock authorized for issuance under the plan on the first day of each year, with such increases based on 10% of the outstanding shares of the Company’s common stock as of the last day of the previous year end. On January 1, 2014, the total shares available for grant under the 2013 Equity Plan increased to 440,441. At the 2014 annual meeting of shareholders, the shareholders approved and adopted an amendment to the 2013 Equity Plan to increase the number of shares of common stock authorized for issuance up to a total of 1,100,000 shares and eliminated the automatic annual increase on the first day of each year.

As of December 31, 2014, there were 478,304 shares available for future grants under the 2013 Equity Plan.

Total share-based compensation expense related to share-based awards for the years ended December 31, 2014 and 2013 was comprised of the following (in thousands):

	December 31,
	2014	2013
Research and development	$1,265	$992
General and administrative	7,727	11,381
Share-based compensation expense included in operating expenses	$8,992	$12,373
Share-based compensation expense from:
Stock options	$1,152	$7,762
Restricted stock awards and restricted stock units	7,840	4,611
Share-based compensation expense included in operating expenses	$8,992	$12,373

La Jolla Pharmaceutical Company
Notes to Financial Statements

The Company’s stock option award activity for the years ended December 31, 2014 and 2013 was comprised of the following:

	Outstanding Options
	Shares Underlying Stock Options	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	11,844,627	$3.00
Granted	54,000	$6.00
Canceled	(11,844,609)	$3.00
Forfeited/Expired	(18)	$0.00
Outstanding at December 31, 2013	54,000	$6.00
Granted	567,696	$9.88
Restricted stock awarded	(2,796)	$0.00
Outstanding at December 31, 2014	618,900	$9.54	9.37 years	$5,514,059
Vested and expected to vest at December 31, 2014	618,900	$9.54	9.37 years	$5,514,059
Exercisable at December 31, 2014	15,750	$6.00	8.89 years	$196,088

Share-based compensation expense recognized in the statements of operations and comprehensive loss for fiscal years 2014 and 2013 is based on awards ultimately expected to vest. There were no forfeitures during 2014 and 2013.

As of December 31, 2014, the Company has reserved 1,097,204 shares of common stock for future issuance upon exercise of all options granted or to be granted under the 2013 Plan.

The weighted-average grant date fair value of options granted during the year ended December 31, 2014 was $9.67 per share. As of December 31, 2014, approximately $4,600,000 of total unrecognized compensation costs related to non-vested stock option awards is expected to be recognized over a weighted average period of approximately 3.2 years. No stock option exercises occurred during the years ended December 31, 2014 and 2013.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (the “Black-Scholes model”), which uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s Common Stock. In determining the expected life of employee options, the Company uses the “simplified” method. The expected life assumptions for non-employees were based upon the contractual term of the option. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The dividend yield assumption is based on the expectation of no future dividend payments by the Company.

The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	December 31,
	2014	2013
Risk-free interest rate	2.1%	2.8%
Dividend yield	0%	0%
Volatility	186%	213%
Expected life (years)	6.74 years	10.00 years

La Jolla Pharmaceutical Company
Notes to Financial Statements

Third Party Share-based Compensation Expense

The Company initially estimates the fair value of options, warrants or stock awards issued to non-employees, other than non-employee directors, on the date of grant using the Black-Scholes model; and thereafter, the Company re-measures the fair value as of each balance sheet date as the options and warrants vest. In December 2014, the Company granted warrants to purchase 51,000 shares of common stock to two outside third parties at an exercise price equal to the fair market value of the stock at the date of each grant. The Company recognized compensation expense for these warrant grants of approximately $63,000 for the year ended December 31, 2014.

Restricted Stock

Restricted Stock Awards

Restricted stock awards are grants that entitle the holder to acquire shares of common stock for no cash consideration or at a fixed price, which is typically nominal. The Company accounts for the restricted stock awards as issued and outstanding common stock, even though the shares covered by a restricted stock award cannot be sold, pledged, or otherwise disposed of until the award vests, and any unvested shares may be reacquired by the Company for the original purchase price following the awardee's termination of service.

On September 24, 2013, the Company issued restricted stock awards ("RSAs") of approximately 1,327,048 shares to an officer, 79,622 shares to a director and an aggregate of 336,185 shares to three employees. The grants to the officer, director and one of the employees were for the replacement of canceled stock options and restricted stock units ("RSUs") granted on April 10, 2012, which was done in order to complete the capital restructuring that took place in September 2013. The RSAs were granted outside of the 2013 Equity Plan, but are governed in all respects by the 2013 Equity Plan. The RSAs were granted with a combination of performance-based and time-based vesting components. During December 31, 2014, all of the performance-based vesting components were either achieved or modified to time-based vesting. As of December 31, 2014, there were no remaining performance-based vesting components, and the RSAs will be fully vested within approximately 13 months.

On January 25, 2014, the Company granted RSAs representing 2,976 shares of common stock with a grant date fair market value of $25,000 to a consultant for services. The RSAs vested immediately and were issued under the 2013 Equity Plan.

On March 31, 2014, RSAs representing 39,811 shares of common stock were canceled upon forfeiture. The remaining unrecognized share-based compensation expense for the canceled RSAs was expensed during the three months ended March 31, 2014. In addition, RSAs representing 7,318 shares of common stock were canceled in exchange for the payment of employee income taxes during the three months ended September 30, 2014.

The Company’s restricted stock award activity for the years ended December 31, 2014 and 2013 was comprised of the following:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	59,755	$3.00
Granted	1,782,853	$11.65
Vested	(36,000)	$4.00
Forfeited	—	$—
Unvested at December 31, 2013	1,806,608	$11.51
Granted	2,976	$8.40
Vested	(2,976)	$8.40
Forfeited	(47,129)	$4.41
Unvested at December 31, 2014	1,759,479	$11.70

La Jolla Pharmaceutical Company
Notes to Financial Statements

The remaining unrecognized share-based compensation expense for research and development attributable to RSAs to be recognized over the next 13 months is approximately $1,500,000. The remaining unrecognized share-based compensation expense for general and administrative attributable to RSAs to be recognized over the next 13 months is approximately $6,800,000.

Restricted Stock Units

A restricted stock unit is a promise by the Company to issue a share of common stock upon vesting of the unit. On September 24, 2013 the Company canceled an aggregate of 207,502 RSUs that were granted on April 10, 2012 to one director and one employee. As a result of the modification, the remaining unamortized share-based compensation expense to be recognized over the remaining service period for the RSUs was transferred to the new RSAs; and as of December 31, 2014 and 2013, there was no unamortized share-based compensation expense related to RSUs to be recognized.

6. Defined Contribution Plan

The Company has a defined contribution plan (the "401k Plan") covering substantially all of the Company's employees. The 401k Plan was established to provide retirement benefits for employees, and it is employee funded up to the elective annual deferral limit. The 401(k) Plan is available for all employees who have completed one year of service with the Company.

Following guidance in IRS Notice 98-52 related to the “safe harbor” 401k Plan method, non-highly compensated employees will receive a non-elective contribution from the Company equal to 3% of their annual salaries, as defined in the Code. Such contributions vest immediately and are paid annually following each year end. These “safe harbor” contributions by the Company were $28,000 and $6,000 for the years ended December 31, 2014 and 2013, respectively.

7. Income Taxes

The FASB Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of the date of adoption or as of December 31, 2014.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2014 or December 31, 2013, and has not recognized interest and/or penalties in the statements of operations for the years ended December 31, 2014 and 2013.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years since inception and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and research and development credits.

The Company has established a valuation allowance against its federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2014. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly and recorded as a tax benefit.

The Company has not completed a formal Section 382/383 analysis regarding the composition and limitation of net operating loss and research and development credit carryforwards. The Company does not presently plan to complete a formal Section 382/383 analysis, and until this analysis has been completed, the Company has removed the deferred tax assets for net operating losses and research and development credits generated through 2014 from its deferred tax asset schedule and has recorded a corresponding increase to its valuation allowance.

La Jolla Pharmaceutical Company
Notes to Financial Statements

As of December 31, 2014, the Company has estimated federal and California income tax net operating loss carryforwards of approximately $362,055,000 and $280,591,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes. In addition, the Company has estimated federal and California research and development tax credit carryforwards of approximately $16,490,000 and $10,283,000, respectively. The federal net operating loss, research tax credit carryforwards and California net operating loss carryforwards will begin to expire in 2015, if not utilized. California research and development credit carryforwards will carry forward indefinitely until utilized. The Company believes that, in May 2010 and February 2009, it experienced ownership changes at times when its enterprise value was minimal. As a result of these ownership changes and the low enterprise values at such times, the Company’s federal and California net operating loss carryforwards and federal research and development credit carryforwards as of December 31, 2014 will likely be subject to annual limitations under IRC Section 382/383 and, more likely than not, will expire unused.

Significant components of the Company’s deferred tax assets as of December 31, 2014 and 2013 are listed below (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Capitalized research and development and other	$31,045	$28,283
Valuation allowance for deferred tax assets	(31,045)	(28,283)
Net deferred taxes	$—	$—

Income taxes computed by applying the U.S. federal statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the statement of operations as follows (in thousands):

	December 31,
	2014	2013
Income tax benefit at statutory federal rate	$(7,256)	$(6,098)
Research and development credits	991	126
Expired tax attributes	(60)	—
Change in valuation allowance	6,322	5,972
Other	3	—
Provision for income taxes	$—	$—

8. Commitments and Contingencies

As of December 31, 2014, there were no notes payable, purchase commitments or capital leases.

On March 15, 2013, the Company entered into a lease for office space in San Diego, California, covering approximately 1,954 square feet. On March 21, 2014, the Company entered into a lease amendment for additional office space in the same building, covering an additional 1,759 square feet. The Company now leases a total of 3,713 square feet of office space. The lease term is through March 2018.

Total rental expense for facilities and equipment was $176,000 and $84,000 for the years ended December 31, 2014 and 2013, respectively.

Future minimum lease payments under these non-cancelable operating lease agreements are as follows as of December 31, 2014 (in thousands):

Year Ended December 31,	Minimum Payments
2015	$132
2016	138
2017	144
2018	36
Total minimum payments	$450

9. Subsequent Events

On January 30, 2015, the Company entered into a 25-month lease agreement for 4,047 square feet of lab space. The lease term is from March 1, 2015 through March 31, 2017, and the Company’s total lease payments through the end of the lease will be approximately $93,000. The lease contains two options to extend the lease for another six-month period each.

On February 24, 2015, the Company entered into a 32-month sublease agreement as a sublessee for 18,599 square feet of office space to be used as the corporate headquarters. The lease term is through October 31, 2017, and the Company’s total lease payments through the end of the lease will be approximately $1,466,000.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Certificate of Amendment of Articles of Incorporation (3)

3.3	Bylaws (4)

4.1	Certificate of Determination of Series F Convertible Preferred Stock (15)

10.1	Form of Indemnification Agreement (5)*

10.2	La Jolla Pharmaceutical Company 1995 Employee Stock Purchase Plan (Amended and Restated as of June 20, 2008) (6)*

10.3	La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (Amended and Restated as of June 20, 2008) (6)*

10.4	Form of Option Grant under the La Jolla Pharmaceutical Company 2004 Equity Incentive Plan (6)*

10.5	La Jolla Pharmaceutical Company 2010 Equity Incentive Plan, as amended* (7)

10.6	Securities Purchase Agreement, dated as of May 24, 2010 by and among the Company and the Purchasers named therein (8)

10.7	Form of Series C-2 Preferred Stock Purchase Warrant (8)

10.8	Form of Series D-1 Preferred Stock Purchase Warrant (8)

10.9	La Jolla Pharmaceutical Company Retirement Savings Plan (9)*

10.10	Consent and Amendment Agreement by and among La Jolla Pharmaceutical Company and the undersigned parties thereto, dated as of March 29, 2011 (10)

10.11	Consent and Amendment Agreement by and among La Jolla Pharmaceutical Company and the undersigned parties thereto, dated as of June 30, 2011 (11)

10.12	Second Amendment Agreement by and among La Jolla Pharmaceutical Company and the undersigned parties thereto, dated as of August 24, 2011 (12)

10.13	Consent and Amendment Agreement by and among La Jolla Pharmaceutical Company and the undersigned parties thereto, dated as of January 19, 2012 (1)

10.14	Employment Offer Letter by and between La Jolla Pharmaceutical Company and George Francis Tidmarsh, M.D., Ph.D., dated as of January 19, 2012 (1)*

10.15	Consent and Waiver Agreement, dated December 7, 2012 (13)

10.16	Consent, Waiver and Amendment Agreement, dated March 28, 2013 (16)

10.17	Securities Purchase Agreement, dated as of September 24, 2013, by and among La Jolla Pharmaceutical Company and the Purchasers named therein (15)

10.18	Consent and Waiver Agreement, dated as of September 24, 2013, by and among La Jolla Pharmaceutical Company and the undersigned parties thereto (15)

10.19	Exchange Agreement, dated as of September 25, 2013, by and among La Jolla Pharmaceutical Company and the undersigned parties thereto (15)

10.20	Form of La Jolla Pharmaceutical Company Restricted Stock Agreement* (16)

10.21	La Jolla Pharmaceutical Company 2013 Equity Incentive Plan* (15)

16.1	Letter from BDO to the SEC, dated January 9, 2013 (14)

23.1	Consent of Independent Registered Public Accounting Firm Squar, Milner, Peterson, Miranda & Williamson LLP **

24.1	Power of Attorney (included on the signature page of this Form 10-K)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	This exhibit is a management contract or compensatory plan or arrangement.
**	Filed herewith.

(1)	Previously filed with the Company’s Current Report on Form 8-K, filed January 20, 2012 and incorporated by reference herein.

(2)	Previously filed with the Company’s Registration Statement on Form S-8, filed December 20, 2013 and incorporated herein by reference.

(3)	Previously filed with the Company’s Current Report on Form 8-K, filed January 15, 2014 and incorporated herein by reference.

(4)	Previously filed with the Company’s Form 8-A12B, filed October 17, 2014 and incorporated herein by reference.

(5)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated by reference herein.

(6)	Previously filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-151825) filed June 20, 2008 and incorporated by reference herein.

(7)	Previously filed as Appendix A to the Company’s Definitive Revised Proxy Statement filed April 23, 2012, and incorporated by reference herein.

(8)	Previously filed with the Company’s Current Report on Form 8-K filed May 28, 2010 and incorporated by reference herein.

(9)	Previously filed with the Company’s Current Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated by reference herein.

(10)	Previously filed with the Company’s Current Report on Form 8-K filed April 5, 2011 and incorporated by reference herein.

(11)	Previously filed with the Company’s Current Report on Form 8-K, filed July 5, 2011 and incorporated by reference herein.

(12)	Previously filed with the Company’s Current Report on Form 8-K, filed August 25, 2011 and incorporated by reference herein.

(13)	Previously filed with the Company’s Current Report on Form 8-K, filed December 10, 2012 and incorporated by reference herein.

(14)	Previously filed with the Company’s Current Report on Form 8-K, filed January 14, 2013 and incorporated by reference herein.

(15)	Previously filed with the Company’s Current Report on Form 8-K, filed September 25, 2013 and incorporated by reference herein.

(16)	Previously filed with the Company’s Annual Report on Form 10-K, filed April 1, 2013 and incorporated by reference herein.