Form 10-Q
period 2015-03-31
LA JOLLA PHARMACEUTICAL CO
filed 2015-04-29
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 1-36282

LA JOLLA PHARMACEUTICAL COMPANY
(Exact name of registrant as specified in its charter)

California	33-0361285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10182 Telesis Court, 6th Floor San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 23, 2015, La Jolla Pharmaceutical Company had 15,250,840 shares of common stock, $0.0001 par value per share, outstanding.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Balance Sheets
(in thousands, except share and par value amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,712	$48,555
Restricted cash	37	37
Prepaid clinical expenses	1,449	1,528
Prepaid expenses and other current assets	622	137
Total current assets	44,820	50,257
Property and equipment, net	659	279
Other assets	57	—
Total assets	$45,536	$50,536

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,459	$730
Accrued expenses	117	926
Accrued payroll and related expenses	—	424
Total current liabilities	2,576	2,080
Shareholders’ equity:
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 15,250,840 and 15,225,980 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2	2
Series C-1[2] Convertible Preferred Stock, $0.0001 par value; 11,000 shares authorized, 3,917 shares issued and outstanding at March 31, 2015 and December 31, 2014	3,917	3,917
Series F Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized, 2,737 and 2,798 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2,737	2,798
Additional paid-in capital	531,873	528,353
Accumulated deficit	(495,569)	(486,614)
Total shareholders’ equity	42,960	48,456
Total liabilities and shareholders' equity	$45,536	$50,536

See accompanying notes to the condensed financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Unaudited Condensed Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Expenses
Research and development	$5,170	$1,996
General and administrative	3,796	3,134
Total expenses	8,966	5,130
Loss from operations	(8,966)	(5,130)
Other income, net	11	2
Net loss and comprehensive loss	$(8,955)	$(5,128)
Basic and diluted net loss per share	$(0.59)	$(0.93)
Shares used in computing basic and diluted net loss per share	15,242	5,535

See accompanying notes to the condensed financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Unaudited Condensed Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(8,955)	$(5,128)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	2,906	2,673
Third party share-based compensation expense	496	—
Issuance of common stock for services	—	25
Depreciation expense	11	2
Changes in operating assets and liabilities:
Prepaid clinical expenses	79	—
Prepaid expenses and other current assets	(485)	(113)
Other assets	(57)	—
Accounts payable	1,729	(272)
Accrued expenses	(809)	75
Accrued payroll and related expenses	(424)	9
Net cash used for operating activities	(5,509)	(2,729)

Investing activities
Purchase of property and equipment	(391)	(15)
Net cash used for investing activities	(391)	(15)

Financing activities
Net proceeds from the exercise of stock options for common stock	57	—
Net cash provided by financing activities	57	—

Net decrease in cash and cash equivalents	(5,843)	(2,744)
Cash and cash equivalents at beginning of period	48,555	8,629
Cash and cash equivalents at end of period	$42,712	$5,885

Supplemental disclosure of cash flow information
Non-cash investing and financing activity:
Conversion of Series C-1[2] Convertible Preferred Stock into common stock	$—	$1,623
Conversion of Series F Convertible Preferred Stock into common stock	$61	$184

See accompanying notes to the condensed financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Condensed Financial Statements
(Unaudited)

March 31, 2015

1. Business

La Jolla Pharmaceutical Company (the "Company") is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies intended to significantly improve outcomes in patients suffering from life-threatening diseases. The Company was incorporated in 1989 as a Delaware corporation. On June 7, 2012, the Company reincorporated in the State of California.

The Company has a history of incurring significant operating losses and negative cash flows from operations. Since January 2012, when the Company was effectively restarted with new assets and a new management team, through March 31, 2015, the Company's cash used in operating activities was $25.2 million. In July 2014, the Company completed a common stock offering and received approximately $53.1 million, net of issuance costs (see Note 3). As of March 31, 2015, the Company had available cash and cash equivalents of $42.7 million. Management believes that the available cash and cash equivalents will be sufficient to fund operations through 2016; provided, however, that if the Company pursues additional clinical trials other than those planned for the Company's current product candidates, or if the Company adds additional product candidates prior to the end of 2016, the Company will need to raise additional capital.

Effective January 14, 2014, the Company effected a 1-for-50 reverse split (the "2014 Reverse Stock Split") of its outstanding common stock (See Note 3). All common stock share and per share information in the accompanying unaudited condensed financial statements have been restated to reflect retrospective application of the 2014 Reverse Stock Split for all periods presented, except for par value per share and the number of authorized share amounts, which were not affected. All stock options and the shares of common stock underlying outstanding convertible preferred stock were appropriately adjusted to give effect to the 2014 Reverse Stock Split.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2014, included in the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2015. The unaudited financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed balance sheet of the Company at March 31, 2015, the condensed statements of operations and comprehensive loss for the three months ended March 31, 2015, and the condensed statement of cash flows for the three months ended March 31, 2015. Estimates were made relating to useful lives of fixed assets, valuation allowances, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not affect net loss, shareholders' equity or cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity from the date of purchase of less than three months to be cash equivalents. The carrying value of the Company's money market funds is included in cash equivalents and approximates the fair value.

Restricted Cash

Under the terms of the leases of the Company's facilities, there is a requirement to maintain a certificate of deposit as security during the terms of such leases. As of March 31, 2015 and December 31, 2014, restricted cash of $37,000 was pledged as collateral for the certificate of deposit.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to seven years. As of March 31, 2015 and December 31, 2014, the carrying value of property and equipment, net was $659,000 and $279,000, respectively, which was comprised of lab equipment, furniture, computer equipment and software. Depreciation expense was $11,000 and $2,000 for the three months ended March 31, 2015 and 2014, respectively.

Clinical Trial Expenses

Payments in connection with the Company's clinical trials are often made under contracts with multiple contract research organizations that conduct and manage clinical trials on its behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price or on a time and materials basis. Payments under these contracts depend on factors such as the successful enrollment or treatment of patients or the completion of other clinical trial milestones. As of March 31, 2015 and December 31, 2014, the prepaid clinical expenses of $1,449,000 and $1,528,000 on the balance sheets represent the initial upfront payments to a clinical research organization for two clinical trials that commenced in 2015. The Company amortizes prepayments to expense based on estimates regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials.

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

Research and Development Expenses

Research and development expenses include salaries and benefits, facilities and other overhead expenses, research-related manufacturing expenses, contract services and clinical and preclinical-related services performed by clinical research organizations, research institutions and other outside service providers. Research and development expenses are charged to operations as incurred when these expenditures relate to the Company's research and development efforts and have no alternative future uses.

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

Share-Based Compensation

The Company accounts for share-based payment arrangements in accordance with Accounting Standards codification ("ASC") 718, Compensation - Stock Compensation and ASC 505-50, Equity - Equity Based Payments to Non-Employees, which requires the recognition of compensation expense, using a fair-value based method, for all costs related to share-based payments, including stock options and restricted stock awards. These standards require companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. See Note 3 for further discussion of the Company's share-based compensation plans.

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding and common stock equivalents. Outstanding convertible preferred stock, stock options and unvested restricted stock awards are considered common stock equivalents and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Common stock equivalents are not included in the computation of diluted net loss per share if the inclusion of these securities is anti-dilutive. As of March 31, 2015 and March 31, 2014, there were common stock equivalents of 8.8 million shares and 10.2 million shares, respectively, which were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

Comprehensive Loss

Comprehensive loss for the periods reported was comprised solely of the Company's net loss. The comprehensive loss for the three months ended March 31, 2015 and 2014 was $9.0 million and $5.1 million, respectively. There were no other changes in equity that were excluded from net loss for all periods.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This guidance was originally effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, which for the Company is January 1, 2017; early adoption was not permitted. In April 2015, the FASB voted to propose a deferral of the effective date of the new standard by one year, but to permit companies to adopt one year earlier if they choose. The standard may be adopted using a full retrospective or a modified retrospective (cumulative effect) method. The Company does not anticipate that the adoption of this update will have a material impact on its financial position or results of operations.

3. Shareholders’ Equity

Common Stock

2014 Reverse Stock Split

On January 14, 2014, the Company enacted the 2014 Reverse Stock Split. The 2014 Reverse Stock Split was approved by the Company's shareholders on June 5, 2013, and resulted in every 50 shares of the Company’s issued and outstanding common stock to be automatically combined into one share of the Company’s common stock. No fractional shares were issued in connection with the 2014 Reverse Stock Split. Shareholders who were entitled to fractional shares instead became entitled to receive a cash payment in lieu of receiving fractional shares equal to the fractional share interest. The 2014 Reverse Stock Split affected all of the holders of the Company’s common stock uniformly. Shares of the Company’s common stock underlying outstanding stock options were proportionately reduced, and the exercise prices of outstanding stock options were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of the Company’s common stock underlying outstanding convertible preferred stock were proportionately reduced, and the conversion rates were proportionately decreased in accordance with the terms of the agreements governing such securities.

Amendments to Articles of Incorporation

On August 27, 2014, at the Company's annual meeting of shareholders, the Company's shareholders approved an amendment to the Company's articles of incorporation to reduce the number of authorized common shares available for issuance to 100,000,000 shares from 12,000,000,000 shares.

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

Preferred Stock

As of March 31, 2015, the Company is authorized to issue 8,000,000 shares of preferred stock, with a par value of $0.0001 per share, in one or more series, of which 11,000 are designated Series C-12 Convertible Preferred Stock (the "Series C-12 Preferred") and 10,000 are designated Series F Convertible Preferred Stock (the "Series F Preferred"). During the three months ended March 31, 2015, the Company issued 17,360 shares of common stock upon the conversion of Series F Preferred. During the year ended December 31, 2014, the Company issued 5,341,670 shares of common stock upon the conversion of Series C-12 Preferred and 129,105 shares of common stock upon the conversion of Series F Preferred. The Series C-12 Preferred is convertible into common stock at a rate of 1,724 shares of common stock for each share of Series C-12 Preferred, and the Series F Preferred is convertible into common stock at a rate of 286 shares of common stock for each share of Series F Preferred. As of March 31, 2015, there were 3,917 shares of Series C-12 Preferred and 2,737 shares of Series F Preferred issued and outstanding. As such, as of March 31, 2015, the issued and outstanding Series C-12 Preferred and Series F Preferred were convertible into 6,752,908 and 782,032 shares of common stock, respectively.

The holders of preferred stock do not have voting rights, other than for general protective rights required by the California General Corporation Law. The Series C-12 Preferred and the Series F Preferred do not have dividends.

The Series C-12 Preferred and the Series F Preferred have a liquidation preference in an amount equal to $1,000 per share. As of March 31, 2015, the aggregate liquidation preference was $3,917,000 and $2,737,000 on the Series C-12 Preferred and Series F Preferred, respectively.

Share-Based Compensation

Stock Options

2013 Equity Incentive Plan

In September 2013, the Company adopted an equity compensation plan entitled the 2013 Equity Incentive Plan (the “2013 Equity Plan”). The 2013 Equity Plan is an omnibus equity compensation plan that permits the issuance of various types of equity-based compensation awards, including stock options, restricted stock awards, stock appreciation rights and restricted stock units, as well as cash awards, to employees, directors and eligible consultants of the Company. The 2013 Equity Plan has a ten-year term and permits the issuance of incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. The administrator under the plan has broad discretion to establish the terms of awards, including the size, term, exercise price and vesting conditions. Generally, grants to employees vest over four years, with 25% vesting on the one-year anniversary, and the remainder vesting either quarterly or monthly thereafter; grants to non-employee directors vest over three years, with 33% vesting on the one-year anniversary, and the remainder vesting either quarterly or monthly thereafter.

The 2013 Equity Plan previously allowed for automatic annual increases to the number of shares of common stock authorized for issuance under the plan on the first day of each year, with such increases based on 10% of the outstanding shares of the Company’s common stock as of the last day of the previous year end. On January 1, 2014, the total shares available for grant under the 2013 Equity Plan increased to 440,441. At the 2014 annual meeting of shareholders, the Company's shareholders approved and adopted an amendment to the 2013 Equity Plan to increase the number of shares of common stock authorized for issuance up to a total of 1,100,000 shares and eliminated the automatic annual increase on the first day of each year.

As of March 31, 2015, there were 208,204 shares available for future grants under the 2013 Equity Plan.

Total share-based compensation expense related to all share-based awards for the three months ended March 31, 2015 and 2014 was comprised of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development:
Stock options	$558	$8
Restricted stock	478	359
Warrants	11	—
Research and development share-based compensation expense	1,047	367
General and administrative:
Stock options	589	23
Restricted stock	1,579	2,308
Warrants	187	—
General and administrative share-based compensation expense	2,355	2,331
Total share-based compensation expense included in expenses	$3,402	$2,698

The Company’s 2013 Equity Plan stock option and restricted stock award activity for the three months ended March 31, 2015 and the year ended December 31, 2014 was comprised of the following:

	Outstanding Stock Options and Restricted Stock Awards
	Shares Underlying Stock Options and Restricted Stock Awards	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	54,000	$6.00
Granted	567,876	$9.88
Restricted stock awards	(2,976)	$0.00
Outstanding at December 31, 2014	618,900	$9.54
Granted	577,600	$19.50
Exercised	(7,500)	$7.63
Forfeited	(7,500)	$7.63
Outstanding at March 31, 2015	1,181,500	$14.43	9.50 years	$5,318,774
Vested and expected to vest at March 31, 2015	1,181,500	$14.43	9.50 years	$5,318,774
Exercisable at March 31, 2015	44,127	$10.19	9.11 years	$358,024

During February 2015, the Company made a stock option grant to the Company's Chief Executive Officer to purchase 300,000 shares of common stock at an exercise price equal to the fair market value of the Company's stock on the date of grant. The grant was made under the 2013 Equity Plan. However, due to the fact that the share reserve in the plan had been exhausted at that time, the grant was made subject to shareholder approval, which must be obtained within one year from the date of grant. The stock option will vest and become exercisable with respect to 25% of the underlying shares on the first anniversary of the date of grant, and then with respect to the remaining shares, on a quarterly basis over the next three years, subject to continued service during that time. The Company intends to seek shareholder approval of an increase in the share reserve under the 2013 Equity Plan at the Company's 2015 annual meeting of shareholders.

Share-based compensation expense recognized in the statements of operations and comprehensive loss for the three months ended March 31, 2015 and the year ended December 31, 2014 is based on awards ultimately expected to vest. There were no forfeitures during 2014.

As of March 31, 2015, the Company has reserved 1,089,524 shares of common stock for future issuance upon exercise of all outstanding stock options granted or to be granted under the 2013 Equity Plan, which excludes the 300,000 shares underlying the stock option issued in February 2015.

The weighted-average grant date fair values of stock options granted during the three months ended March 31, 2015 and 2014 was $18.89 and $7.51 per share, respectively. As of March 31, 2015, approximately $14,396,000 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 3.4 years. During the three months ended March 31, 2015, stock options to purchase 7,500 shares of common stock were exercised with an intrinsic value of $111,000. No stock option exercises occurred during the year ended December 31, 2014.

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option pricing model (the “Black-Scholes model”), which uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s Common Stock. In determining the expected life of employee stock options, the Company uses the “simplified” method. The expected life assumptions for non-employees were based upon the contractual term of the stock options. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the stock options in effect at the time of the grants. The dividend yield assumption is based on the expectation of no future dividend payments by the Company.

The Company estimated the fair value of each stock option grant on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	March 31,
	2015	2014
Volatility	174%	132%
Expected life (years)	6.82 years	6.11 years
Risk-free interest rate	1.8%	1.9%
Dividend yield	—%	—%

Third Party Share-based Compensation Expense

The Company initially estimates the fair value of stock options, warrants or stock awards issued to non-employees, other than non-employee directors, on the date of grant using the Black-Scholes model; and thereafter, the Company re-measures the fair value as of each balance sheet date as the stock options and warrants vest.

In December 2014, the Company granted warrants to purchase 51,000 shares of common stock to two outside third parties at an exercise price equal to the fair market value of the stock at the date of each grant. One grant will vest 25% on each anniversary date over four years. The second grant vests 100% on the one-year anniversary of the grant. The Company recognized compensation expense for these warrant grants of approximately $198,000 for the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Company granted a stock option to purchase 60,000 shares of common stock to a consultant at an exercise price equal to the fair market value of the Company's common stock at the date of grant. This grant was made from the 2013 Equity Plan. The stock option vested 25% upon grant, and the remainder will vest quarterly over three years. The Company recognized compensation expense for this stock option grant of approximately $298,000 for the three months ended March 31, 2015.

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

On September 24, 2013, the Company issued restricted stock awards ("RSAs") of approximately 1,327,048 shares to an officer, 79,622 shares to a director and an aggregate of 336,185 shares to three employees. The grants to the officer, director and one of the employees were for the replacement of canceled stock options and restricted stock units granted on April 10, 2012, which was done in order to complete the capital restructuring that took place in September 2013. The RSAs were granted outside of the 2013 Equity Plan, but are governed in all respects by the 2013 Equity Plan. The RSAs were granted with a combination of performance-based and time-based vesting components. During the year ended December 31, 2014, all of the performance-based vesting components were either achieved or modified to time-based vesting, and the RSAs will be fully vested within approximately 13 months.

On January 25, 2014, the Company granted RSAs representing 2,976 shares of common stock with a grant date fair market value of $25,000 to a consultant for services. The RSAs vested immediately and were issued under the 2013 Equity Plan.

The Company’s restricted stock award activity for the three months ended March 31, 2015 and the year ended December 31, 2014 was comprised of the following:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2013	1,746,853	$11.80
Granted	2,976	$8.40
Vested	(423,693)	$9.18
Forfeited	(47,129)	$4.41
Unvested at December 31, 2014	1,279,007	$12.86
Vested	(153,026)	$12.87
Unvested at March 31, 2015	1,125,981	$12.86

The remaining unrecognized share-based compensation expense for research and development activities attributable to RSAs to be recognized over the next 10 months is approximately $1,060,000. The remaining unrecognized share-based compensation expense for general and administrative activities attributable to RSAs to be recognized over the next 10 months is approximately $5,257,000.

4. Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statement and income tax carrying values, using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding the Company's ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. The Company continues to maintain a full valuation allowance against its deferred tax assets as of March 31, 2015.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There have been no material changes in the Company's unrecognized tax benefits since December 31, 2014; and, as such, disclosures included in the Company's 2014 Annual Report on Form 10-K continue to be relevant for the period ended March 31, 2015.

5. Commitments and Contingencies

On January 30, 2015, the Company entered into a 25-month lease agreement for 4,047 square feet of lab space. The lease term is from March 2015 through March 2017, and the Company's total lease payments through the end of the lease will be approximately $93,000. The lease contains options to extend the lease for two additional six-month periods.

On February 24, 2015, the Company entered into a 32-month sublease agreement as a sublessee for 18,599 square feet of office space to be used as the Company's corporate headquarters. The lease term is through October 2017, and the Company's total lease payments through the end of the lease will be approximately $1,466,000. The Company also leases a total of 3,713 square feet of office space with a lease term through March 2018, and total lease payments through the end of the lease are approximately $300,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, all references to “we,” “our,” “us,” “La Jolla” and the “Company” refer to La Jolla Pharmaceutical Company, a California corporation.

Forward-Looking Statements

The forward-looking statements in this report involve significant risks, assumptions and uncertainties, and a number of factors, both foreseen and unforeseen, which could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. Accordingly, you should not rely upon forward-looking statements as predictions of future events. Forward-looking statements include, but are not limited to, statements regarding our expectations around timing of commencement and completion of future clinical trials, the ability to successfully develop drug candidates, our ability to obtain orphan drug status or other regulatory approvals, and the expected duration over which our cash balances will fund our operations. The outcome of the events described in these forward-looking statements are subject to the risks, uncertainties and other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission, or the SEC, on March 16, 2015, and in other reports and registration statements that we file with the SEC from time to time. We expressly disclaim any intent to update forward-looking statements.

Introduction

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying unaudited condensed financial statements and notes, included in Item 1 of this Quarterly Report on Form 10-Q, to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•
Business Overview. This section provides a general description of our business and significant events and transactions that we believe are important in understanding our financial condition and results of operations.

•	Program Overview. This section provides a current status overview for each of our four product candidates in development.

•
Critical accounting policies and estimates. This section provides a description of our significant accounting policies, including the critical accounting policies and estimates, which are summarized in Note 2 to the accompanying unaudited condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed statements of operations and comprehensive loss by comparing the results for the three months ended March 31, 2015 to the results for the three months ended March 31, 2014.

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

In January 2014, our common stock began trading on The NASDAQ Capital Market under the symbol "LJPC," and we effected a 1-for-50 reverse split, or 2014 Reverse Stock Split, of our outstanding common stock. All common stock share and per-share information in this Quarterly Report on Form 10-Q have been restated to reflect retrospective application of the 2014 Reverse Stock Split for all periods presented, except for par value per share and the number of authorized shares, which were not affected.

Program Overview

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

We initiated a Phase 3 clinical trial with LJPC-501 for the treatment of CRH, called the ATHOS (Angiotensin II for the Treatment of High-Output Shock) 3 trial, in March 2015. In February 2015, we reached agreement with the Food and Drug Administration, or FDA, on a Special Protocol Assessment, or SPA, for this multicenter, randomized, double-blind, placebo-controlled, Phase 3 clinical trial. In accordance with the SPA, the primary efficacy endpoint for the ATHOS 3 registration trial is increase in blood pressure. The ATHOS 3 trial is designed to enroll approximately 315 patients. Patients are to be randomized in a 1:1 fashion to receive either: (i) LJPC-501 plus standard-of-care vasopressors; or (ii) placebo plus standard-of-care vasopressors. Randomized patients are to receive their assigned treatment via continuous IV infusion for up to 7 days. The primary efficacy endpoint in the study is to compare the change in mean arterial pressure in patients with CRH who receive an IV infusion of LJPC-501 plus standard-of-care vasopressors to those that receive placebo plus standard-of-care vasopressors. Secondary endpoints include comparison of changes in Sequential Organ Failure Assessment, or SOFA scores, and the safety and tolerability LJPC-501 in patients with CRH.

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

GCS-100

GCS-100 is our first-in-class galectin-3 inhibitor. GCS-100 is a complex polysaccharide derived from pectin that binds to, and blocks the activity of, the pro-fibrotic mediator galectin-3. Over-expression of galectin-3 has been implicated in a number of human diseases characterized by progressive tissue fibrosis, such as chronic kidney disease, or CKD. In 2010, the United States Renal Data System estimated that 49 million adults in the United States suffered from CKD. As described in more detail below, we have recently completed a multicenter, randomized, placebo-controlled, Phase 2 clinical trial in advanced CKD patients, in which treatment with GCS-100 resulted in a statistically significant improvement in kidney function compared to placebo. We initiated a large, multicenter, randomized, placebo-controlled, Phase 2b clinical trial of GCS-100 in CKD in March 2015.

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

GCS-100 was well tolerated. Out of 121 patients enrolled, 117 completed treatment, including all 41 patients treated at the 1.5 mg/m2 dose. There were no serious adverse events, or SAEs, in the 1.5 mg/m2 dose group compared to two in the placebo group and two in the 30 mg/m2 group. All SAEs were deemed by the investigators as not drug-related.

Phase 2b Clinical Trial of GCS-100 in Advanced CKD with Diabetes

We initiated a Phase 2b clinical trial in advanced CKD patients with diabetes in March 2015. The Phase 2b clinical trial is a double-blind, multicenter, placebo-controlled, randomized trial of GCS-100 in diabetic patients with Stage 3b or 4 CKD. The clinical trial is designed to enroll approximately 375 patients. Patients are to be randomized 1:1:1:1 to receive fixed doses of GCS-100 (1, 3 or 9 mg) or placebo. Randomized patients are to receive their assigned treatment via IV injection once a week for 8 weeks and then once every other week for an additional 16 weeks.

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

LJPC-1010

LJPC-1010 is our second-generation galectin-3 inhibitor. LJPC-1010 is a more potent and purified derivative of GCS-100 that can be delivered orally. We are developing LJPC-1010 for the treatment of nonalcoholic steatohepatitis, or NASH, and other diseases characterized by tissue fibrosis. NASH is the more serious form of nonalcoholic fatty liver disease, or NAFLD, which can lead to liver failure. In July 2014, we announced positive preclinical data of LJPC-1010 in NASH. We plan to initiate a Phase 1 clinical trial of LJPC-1010 in the second quarter of 2015.

LJPC-401

LJPC-401 is our novel formulation of hepcidin. Hepcidin is a naturally occurring peptide hormone that controls and regulates iron metabolism. By suppressing iron release, hepcidin prevents iron accumulation in tissues, such as the liver, heart and pancreas, where it can cause significant damage and even result in death. We are developing LJPC-401 for the treatment of conditions characterized by iron overload, such as hemochromatosis and beta thalassemia. Preclinical studies have shown that increasing hepcidin, either via synthetic hepcidin injection or genetic induction, results in reduced iron overload in organs. We expect to file an Investigational New Drug Application, or IND, with the FDA and commence a Phase 1 clinical trial of LJPC-401 in the second half of 2015.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

There have been no material changes to the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed on March 16, 2015.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 to the accompanying unaudited condensed financial statements included in Item 1 of this Quarterly Report on form 10-Q.

Results of Operations

Three Months Ended March 31, 2015 and 2014

The following summarizes the results of our operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development expense	$(5,170)	$(1,996)
General and administrative expense	(3,796)	(3,134)
Other income, net	11	2
Net loss	$(8,955)	$(5,128)

Research and Development Expense

The following summarizes our research and development expense for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Clinical development costs	$2,924	$1,260
Personnel and related costs	886	219
Share-based compensation expense	1,047	367
Technology in-licensing costs	29	—
Other research and development costs	284	150
Total research and development expense	$5,170	$1,996

For the three months ended March 31, 2015, research and development expense increased to $5.2 million from $2.0 million for the same period in 2014. The increase was primarily due to increased clinical development costs associated with the initiation of the Phase 3 clinical trial of LJPC-501 in CRH, the initiation of the Phase 2b clinical trial of GCS-100 in CKD, the continuing Phase 1/2 clinical trial of LJPC-501 in HRS, and preclinical costs associated with LJPC-1010 and LJPC-401. Increases in personnel and related costs and share-based compensation expense, which were mainly due to additional headcount to support the increased development activities noted above, also contributed to the increase in research and development expense. Additionally, the increase in other research and development costs was partially due to increased spending for exploratory early-stage research of approximately $134,000 in the three months ended March 31, 2015. We anticipate research and development expense to continue to increase throughout 2015, due to planned increases in personnel, our three ongoing clinical trials and the initiation of additional clinical trials.

General and Administrative Expense

For the three months ended March 31, 2015, general and administrative expense increased to $3.8 million from $3.1 million for the same period in 2014. The increase was primarily due to increases in payroll and related costs and facilities costs, which were mainly due to additional headcount to support the additional development activities noted above. In addition, there were increased expenses for professional and outside services. General and administrative expense includes share-based compensation of $2.4 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively. We anticipate general and administrative expense to continue to increase throughout 2015, due to planned increases in personnel and additional facility costs to accommodate our operations in light of the additional programs that we have acquired or are developing.

Liquidity and Capital Resources

Since January 2012, when the Company was effectively restarted with new assets and a new management team, through March 31, 2015, our cash used in operating activities was $25.2 million. From inception through March 31, 2015, we have incurred a cumulative net loss of approximately $495.6 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through March 31, 2015, we have raised approximately $481.2 million in net proceeds from the sales of equity securities.

As of March 31, 2015, we had $42.7 million in cash, compared to $48.6 million of cash at December 31, 2014. Cash used in operating activities for the three months ended March 31, 2015 was $5.5 million, compared to $2.7 million for the same period in 2014, and such increase was primarily due to increased research and development expenditures for clinical trials and exploratory early-stage research. In addition, we used approximately $0.4 million in cash for investing activities for the purchases of property and equipment. At March 31, 2015, we had positive working capital of approximately $42.2 million, compared to positive working capital of approximately $48.2 million at December 31, 2014. The decrease in our cash and working capital was primarily due to cash used for operating activities for the three months ended March 31, 2015.

Based on our cash and working capital as of March 31, 2015, we believe that we have sufficient capital to fund our operations through 2016; provided, however, that if we pursue additional clinical trials other than those planned for our current product candidates, or if we add additional product candidates prior to the end of 2016, we will need to raise additional capital. Also, to fund future operations to the point where we are able to generate positive cash flow from the sales or out-licensing of our drug candidates, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support, as well as the overall condition of capital markets, including capital markets for development-stage biopharmaceutical companies. We anticipate that we will seek to fund our operations through public and private equity and debt financings or other sources, such as potential collaboration agreements. We cannot assure you that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through equity securities offerings, there can be no assurance that we will be able to do so in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any marketable securities at March 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

No material changes to risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 have occurred.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Description	Form	Date
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

La Jolla Pharmaceutical Company

Date:	April 29, 2015	/s/ George F. Tidmarsh
George F. Tidmarsh, M.D., Ph.D.
President, Chief Executive Officer and Secretary

/s/ Dennis M. Mulroy
Dennis M. Mulroy
Chief Financial Officer
(As Principal Financial and Accounting Officer)