Form 10-Q
period 2015-06-30
LA JOLLA PHARMACEUTICAL CO
filed 2015-08-06
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of July 31, 2015, La Jolla Pharmaceutical Company had 15,252,404 shares of common stock, $0.0001 par value per share, outstanding.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,045	$48,555
Restricted cash	37	37
Prepaid clinical expenses	458	1,528
Prepaid expenses and other current assets	622	137
Total current assets	37,162	50,257
Property and equipment, net	1,510	279
Other assets	57	—
Total assets	$38,729	$50,536

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,843	$730
Accrued expenses	285	926
Accrued payroll and related expenses	410	424
Total current liabilities	2,538	2,080
Shareholders’ equity:
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 15,250,840 and 15,225,980 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2	2
Series C-1[2] Convertible Preferred Stock, $0.0001 par value; 11,000 shares authorized, 3,917 shares issued and outstanding at June 30, 2015 and December 31, 2014	3,917	3,917
Series F Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized, 2,737 and 2,798 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2,737	2,798
Additional paid-in capital	535,754	528,353
Accumulated deficit	(506,219)	(486,614)
Total shareholders’ equity	36,191	48,456
Total liabilities and shareholders' equity	$38,729	$50,536

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expenses
Research and development	$6,686	$1,597	$11,856	$3,593
General and administrative	3,972	2,689	7,769	5,823
Total expenses	10,658	4,286	19,625	9,416
Loss from operations	(10,658)	(4,286)	(19,625)	(9,416)
Other income, net	8	2	20	4
Net loss and comprehensive loss	$(10,650)	$(4,284)	$(19,605)	$(9,412)
Basic and diluted net loss per share	$(0.70)	$(0.53)	$(1.29)	$(1.38)
Shares used in computing basic and diluted net loss per share	15,251	8,122	15,246	6,835

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(19,605)	$(9,412)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	6,504	4,827
Third party share-based compensation expense	778	—
Issuance of common stock for services	—	25
Depreciation expense	95	5
Changes in operating assets and liabilities:
Prepaid clinical expenses	1,070	—
Prepaid expenses and other current assets	(485)	(105)
Other assets	(57)	—
Accounts payable	1,113	83
Accrued expenses	(641)	(129)
Accrued payroll and related expenses	(14)	21
Net cash used for operating activities	(11,242)	(4,685)

Investing activities
Purchase of property and equipment	(1,325)	(56)
Net cash used for investing activities	(1,325)	(56)

Financing activities
Net proceeds from the exercise of stock options for common stock	57	—
Net cash provided by financing activities	57	—

Net decrease in cash and cash equivalents	(12,510)	(4,741)
Cash and cash equivalents at beginning of period	48,555	8,629
Cash and cash equivalents at end of period	$36,045	$3,888

Supplemental disclosure of cash flow information
Non-cash investing and financing activity:
Conversion of Series C-1[2] Convertible Preferred Stock into common stock	$—	$3,099
Conversion of Series F Convertible Preferred Stock into common stock	$61	$452

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2015

1. Business

La Jolla Pharmaceutical Company (collectively with its subsidiaries, the "Company") is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies intended to significantly improve outcomes in patients suffering from life-threatening diseases. The Company has several product candidates in development. LJPC-501 is the Company's proprietary formulation of angiotensin II for the potential treatment of catecholamine-resistant hypotension. LJPC-401 is the Company's novel formulation of hepcidin for the potential treatment of conditions characterized by iron overload, such as hereditary hemochromatosis and beta thalassemia. LJPC-30Sa and LJPC-30Sb are the Company's next-generation gentamicin derivatives for the potential treatment of serious bacterial infections and rare genetic disorders, such as cystic fibrosis and Duchenne muscular dystrophy. The Company was incorporated in 1989 as a Delaware corporation and reincorporated in California in 2012.

The Company has a history of incurring significant operating losses and negative cash flows from operations. Since January 2012, when the Company was effectively restarted with new assets and a new management team, through June 30, 2015, the Company's cash used in operating activities was $31.0 million. In July 2014, the Company completed a common stock offering and received approximately $53.1 million, net of issuance costs (see Note 3). As of June 30, 2015, the Company had available cash and cash equivalents of $36.0 million. Management believes that the available cash and cash equivalents will be sufficient to fund operations through 2016; provided, however, that if the Company pursues additional clinical trials other than those currently planned for the Company's existing product candidates, or if the Company adds additional product candidates prior to the end of 2016, the Company expects that it will need to raise additional capital.

Effective January 14, 2014, the Company effected a 1-for-50 reverse split (the "2014 Reverse Stock Split") of its outstanding common stock (See Note 3). All common stock share and per share information in the accompanying unaudited condensed consolidated financial statements have been restated to reflect retrospective application of the 2014 Reverse Stock Split for all periods presented, except for par value per share and the number of authorized share amounts, which were not affected. All stock options and the shares of common stock underlying outstanding convertible preferred stock were ratably adjusted to give effect to the 2014 Reverse Stock Split.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014, included in the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2015. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated balance sheet of the Company at June 30, 2015, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2015, and the condensed consolidated statement of cash flows for the six months ended June 30, 2015. Estimates were made relating to useful lives of fixed assets, valuation allowances, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not affect net loss, shareholders' equity or cash flows.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of La Jolla Pharmaceutical Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity from the date of purchase of less than three months to be cash equivalents. The carrying value of the Company's money market funds is included in cash equivalents and approximates the fair value.

Restricted Cash

Under the terms of the leases of certain of the Company's facilities, there is a requirement to maintain a certificate of deposit as security during the terms of such leases. As of June 30, 2015 and December 31, 2014, restricted cash of $37,000 was pledged as collateral for the certificate of deposit.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to seven years. As of June 30, 2015 and December 31, 2014, the carrying value of property and equipment, net was $1,510,000 and $279,000, respectively, which was comprised of lab equipment, furniture, computer equipment, software and leasehold improvements. Depreciation expense was $84,000 and $95,000 for the three and six months ended June 30, 2015, respectively, and $3,000 and $5,000 for the three and six months ended June 30, 2014, respectively.

Clinical Trial Expenses

Payments in connection with the Company's clinical trials are often made under contracts with multiple contract research organizations that conduct and manage clinical trials on the Company's behalf. The financial terms of these contracts are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Generally, these contracts set forth the scope of work to be performed at a fixed fee, unit price or on a time and materials basis. Payments under these contracts depend on factors such as the successful enrollment or treatment of patients or the completion of other clinical trial milestones. As of June 30, 2015 and December 31, 2014, the prepaid clinical expenses of $458,000 and $1,528,000 on the condensed consolidated balance sheets represent the initial upfront payments to a clinical research organization for two clinical trials that commenced in 2015. The Company amortizes prepayments to expense based on estimates regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials.

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

Acquisition or milestone payments that the Company makes in connection with in-licensed technology are expensed as incurred when there is uncertainty in receiving future economic benefits from the licensed technology. The Company considers the future economic benefits from the licensed technology to be uncertain until such licensed technology is incorporated into products that are approved for marketing by the U.S. Food and Drug Administration (the "FDA") or when other significant risk factors are abated. For accounting purposes, management has viewed future economic benefits for all of the Company's licensed technology to be uncertain.

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

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding plus common stock equivalents outstanding. Outstanding convertible preferred stock, stock options and unvested restricted stock awards are considered common stock equivalents and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Common stock equivalents are not included in the computation of diluted net loss per share if the inclusion of these securities is anti-dilutive. As of June 30, 2015 and June 30, 2014, there were common stock equivalents of 8.9 million shares and 7.9 million shares, respectively, which were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

Comprehensive Loss

Comprehensive loss for the periods reported was comprised solely of the Company's net loss. The comprehensive loss for the three and six months ended June 30, 2015 was $10.7 million and $19.6 million, respectively, and for the three and six months ended June 30, 2014 was $4.3 million and $9.4 million, respectively. There were no other changes in equity that were excluded from net loss for all periods presented.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and to provide related footnote disclosures. The ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The ASU is effective for annual periods ending after December 15, 2016, which for the Company is the annual period ending on December 31, 2016, and interim periods within annual periods beginning after December 15, 2016, which for the Company is the annual period ending December 31, 2017. Early adoption is permitted. The Company does not intend to early adopt this standard. The adoption of this standard will not have a material impact on the Company's financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 781): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. This update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015, which for the Company is the annual period ending on December 31, 2016. Early adoption is permitted. The Company does not intend to early adopt this standard. Entities may apply the amendments in this update either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this standard will not have a material impact on the Company's financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This guidance was originally effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, which for the Company is the annual period ending on December 31, 2017. Early adoption was not originally permitted. In July 2015, the FASB approved the deferral of the effective date of the new standard by one year, but to permit companies to adopt one year earlier if they choose. The Company does not intend to early adopt this standard. The standard may be adopted using a full retrospective or a modified retrospective (cumulative effect) method. The adoption of this update will not have a material impact on its financial position or results of operations.

3. Shareholders’ Equity

Common Stock

2014 Reverse Stock Split

In January 2014, the Company enacted the 2014 Reverse Stock Split. The 2014 Reverse Stock Split was approved by the Company's shareholders in June 2013 and resulted in every 50 shares of the Company’s issued and outstanding common stock to be automatically combined into one share of the Company’s common stock. No fractional shares were issued in connection with the 2014 Reverse Stock Split. Shareholders who were entitled to fractional shares instead became entitled to receive a cash payment in lieu of receiving fractional shares equal to the fractional share interest. The 2014 Reverse Stock Split affected all of the holders of the Company’s common stock uniformly. Shares of the Company’s common stock underlying outstanding stock options were proportionately reduced, and the exercise prices of outstanding stock options were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of the Company’s common stock underlying outstanding convertible preferred stock were proportionately reduced, and the conversion rates were proportionately decreased in accordance with the terms of the agreements governing such securities.

2014 Common Stock Offering

In July 2014, the Company offered and sold an aggregate of 5,395,000 shares of common stock in an underwritten offering at a public offering price of $10.50 per share, with gross proceeds of approximately $56.6 million. The Company received total net proceeds of approximately $53.1 million, net of approximately $3.5 million in underwriting commissions, discounts and other issuance costs.

Amendment to Articles of Incorporation

In August 2014, at the Company's annual meeting of shareholders, the Company's shareholders approved an amendment to the Company's articles of incorporation to reduce the number of authorized common shares available for issuance to 100,000,000 shares from 12,000,000,000 shares.

Preferred Stock

As of June 30, 2015, the Company is authorized to issue 8,000,000 shares of preferred stock, with a par value of $0.0001 per share, in one or more series, of which 11,000 are designated as Series C-12 Convertible Preferred Stock (the "Series C-12 Preferred") and 10,000 are designated as Series F Convertible Preferred Stock (the "Series F Preferred"). During the six months ended June 30, 2015, the Company issued 17,360 shares of common stock upon the conversion of Series F Preferred. During the year ended December 31, 2014, the Company issued 5,341,670 shares of common stock upon the conversion of Series C-12 Preferred and 129,105 shares of common stock upon the conversion of Series F Preferred. The Series C-12 Preferred is convertible into common stock at a rate of approximately 1,724 shares of common stock for each share of Series C-12 Preferred, and the Series F Preferred is convertible into common stock at a rate of approximately 286 shares of common stock for each share of Series F Preferred. As of June 30, 2015, there were 3,917 shares of Series C-12 Preferred and 2,737 shares of Series F Preferred issued and outstanding. As such, as of June 30, 2015, the issued and outstanding Series C-12 Preferred and Series F Preferred were convertible into 6,752,908 and 782,032 shares of common stock, respectively.

The holders of preferred stock do not have voting rights, other than for general protective rights required by the California General Corporation Law. The Series C-12 Preferred and the Series F Preferred do not have dividends.

The Series C-12 Preferred and the Series F Preferred have a liquidation preference in an amount equal to $1,000 per share. As of June 30, 2015, the aggregate liquidation preference was approximately $3,917,000 and $2,737,000 on the Series C-12 Preferred and Series F Preferred, respectively.

Share-Based Compensation

Stock Options

2013 Equity Incentive Plan

In September 2013, the Company adopted an equity compensation plan entitled the 2013 Equity Incentive Plan (the “2013 Equity Plan”). The 2013 Equity Plan is an omnibus equity compensation plan that permits the issuance of various types of equity-based compensation awards, including stock options, restricted stock awards, stock appreciation rights and restricted stock units, as well as cash awards, to employees, directors and eligible consultants of the Company. The 2013 Equity Plan has a ten-year term and permits the issuance of incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. The administrator under the plan has broad discretion to establish the terms of awards, including the size, term, exercise price and vesting conditions. Generally, grants to employees vest over four years, with 25% vesting on the one-year anniversary, and the remainder vesting either quarterly or monthly thereafter; grants to non-employee directors generally vest over three years, with 33% vesting on the one-year anniversary, and the remainder vesting either quarterly or monthly thereafter.

The 2013 Equity Plan previously allowed for automatic annual increases to the number of shares of common stock authorized for issuance under the 2013 Equity Plan on the first day of each year, with such increases based on 10% of the outstanding shares of the Company’s common stock as of the last day of the previous year. On January 1, 2014, the total shares available for grant under the 2013 Equity Plan increased to 440,441. At the 2014 annual meeting of shareholders, the Company's shareholders approved and adopted an amendment to the 2013 Equity Plan to increase the number of shares of common stock authorized for issuance up to a total of 1,100,000 shares and eliminated the automatic annual increase on the first day of each year.

As of June 30, 2015, there were 171,089 shares available for future grants under the 2013 Equity Plan.

Share-Based Compensation Expense

Share-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2015 and 2014 is based on awards ultimately expected to vest. There were no forfeitures during 2014.

Total share-based compensation expense related to all share-based awards for the three and six months ended June 30, 2015 and 2014 was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development:
Stock options	$413	$36	$972	$44
Restricted stock	735	146	1,213	505
Warrants	14	—	25	—
Research and development share-based compensation expense	1,162	182	2,210	549
General and administrative:
Stock options	918	266	1,507	289
Restricted stock	1,596	1,706	3,174	4,014
Warrants	204	—	391	—
General and administrative share-based compensation expense	2,718	1,972	5,072	4,303
Total share-based compensation expense included in expenses	$3,880	$2,154	$7,282	$4,852

Share-Based Award Activity

The Company’s stock option and 2013 Equity Plan restricted stock award activity for the six months ended June 30, 2015 and the year ended December 31, 2014 was comprised of the following:

	Outstanding Stock Options and 2013 Equity Plan Restricted Stock Awards
	Shares Underlying Stock Options and Restricted Stock Awards	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	54,000	$6.00
Granted	567,876	$9.88
Restricted stock awards vested	(2,976)	$0.00
Outstanding at December 31, 2014	618,900	$9.54
Granted	674,535	$19.40
Exercised	(7,500)	$7.63
Forfeited	(7,500)	$7.63
Outstanding at June 30, 2015	1,278,435	$14.76	9.29 years	$12,460,770
Vested and expected to vest at June 30, 2015	1,278,435	$14.76	9.29 years	$12,460,770
Exercisable at June 30, 2015	156,607	$10.68	8.82 years	$2,165,911

In February 2015, the Company made a stock option grant to the Company's Chief Executive Officer ("CEO") to purchase 300,000 shares of common stock at an exercise price equal to the fair market value of the Company's common stock on the grant date. The grant was made under the 2013 Equity Plan. However, due to the fact that the share reserve in the 2013 Equity Plan had been exhausted at that time, the grant was made subject to shareholder approval, which must be obtained within one year from the grant date. The stock option will vest and become exercisable with respect to 25% of the underlying shares on the first anniversary of the grant date, and then with respect to the remaining shares, on a quarterly basis over the next three years, subject to continued service during that time. The Company intends to seek shareholder approval of an increase in the share reserve under the 2013 Equity Plan at the Company's 2015 annual meeting of shareholders, which will be held August 19, 2015.

In April 2015, the Company made a stock option grant to the Company's recently appointed Chief Financial Officer to purchase 60,000 shares of common stock at an exercise price equal to the fair market value of the Company's common stock on the grant date. This grant was awarded as an Inducement Grant outside of the 2013 Equity Plan. The stock option will vest and become exercisable with respect to 25% of the underlying shares on the first anniversary of the grant date, and then with respect to the remaining shares, on a quarterly basis over the next three years, subject to continued service during that time.

As of June 30, 2015, the Company has reserved 1,089,524 shares of common stock for future issuance upon exercise of all outstanding stock options granted or to be granted under the 2013 Equity Plan, which excludes the 300,000 and 60,000 shares underlying the stock options discussed above that were issued in February and April of 2015, respectively.

The weighted-average grant date fair values of the stock options granted during the three and six months ended June 30, 2015 was $18.79 and $18.87 per underlying share, respectively. The weighted-average grant date fair values of stock options granted during the three and six months ended June 30, 2014 was $10.73 and $9.95 per underlying share, respectively. As of June 30, 2015, approximately $14,822,000 of total unrecognized share-based compensation expense related to non-vested stock options remains and is expected to be recognized over a weighted-average period of approximately 3.3 years. During the three and six months ended June 30, 2015, stock options to purchase zero and 7,500 shares of common stock, respectively, were exercised with an intrinsic value of $111,000. No stock option exercises occurred during the year ended December 31, 2014.

Stock Option Valuation

The fair value of each stock option award is estimated on the grant date using a Black-Scholes option pricing model (the “Black-Scholes model”), which uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s common stock. In determining the expected life of employee stock options, the Company uses the “simplified” method. The expected life assumptions for non-employees were based upon the contractual term of the stock options. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the stock options in effect at the time of the grants. The dividend yield assumption is based on the expectation of no future dividend payments by the Company.

The Company estimated the fair value of each stock option grant on the grant date using the Black-Scholes model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2015	2014
Volatility	173%	187%
Expected life (years)	6.70 years	6.78 years
Risk-free interest rate	1.7%	2.2%
Dividend yield	—%	—%

Third Party Share-Based Compensation Expense

The Company initially estimates the fair value of stock options and warrants issued to non-employees, other than non-employee directors, on the grant date using the Black-Scholes model. Thereafter, the Company re-measures the fair value using the Black-Scholes model as of each balance sheet date as the stock options and warrants vest.

In December 2014, the Company granted warrants to purchase 51,000 shares of common stock to two outside third parties at an exercise price equal to the fair market value of the stock on the date of each grant. One grant will vest 25% on each anniversary date over four years. The other grant vests 100% on the one-year anniversary of the grant. The Company recognized compensation expense for these warrant grants of approximately $218,000 and $416,000 for the three and six months ended June 30, 2015, respectively.

In February 2015, the Company granted a stock option to purchase 60,000 shares of common stock to a consultant at an exercise price equal to the fair market value of the Company's common stock on the grant date. This grant was made from the 2013 Equity Plan. The stock option vested with respect to 25% of the underlying shares on the grant date with the remainder to vest quarterly over three years. The Company recognized compensation expense for this stock option grant of approximately $64,000 and $362,000 for the three and six months ended June 30, 2015, respectively. In July 2015, this consultant became an employee of the Company.

Restricted Stock Awards

Restricted stock awards ("RSAs") are grants that entitle the holder to acquire shares of common stock for no cash consideration or at a fixed price, which is typically nominal. The Company accounts for RSAs as issued and outstanding common stock, even though: (a) shares covered by an RSA cannot be sold, pledged, or otherwise disposed of until the award vests; and (b) any unvested shares may be reacquired by the Company for the original purchase price following the awardee's termination of service. The valuation of RSAs is based on the fair market value of the underlying shares on the grant date.

In September 2013, the Company issued RSAs consisting of approximately 1,327,048 shares to the CEO, 79,622 shares to a director and an aggregate of 336,185 shares to three non-officer employees. The grants to the CEO, director and one of the employees were for the replacement of canceled stock options and restricted stock units granted in April 2012, which was done in order to complete the capital restructuring that took place in September 2013. These RSAs were granted outside of the 2013 Equity Plan, but are governed in all respects by the 2013 Equity Plan. These RSAs were granted with a combination of performance-based and time-based vesting components. As of June 30, 2015, all performance-based vesting conditions had been satisfied, but the time-based service requirements, which provided for vesting in 2016, subject to continuous service through the vesting and delivery date, had not yet been satisfied. In July 2015, the vesting conditions for 1,042,680 shares of unvested and outstanding RSA’s awarded to the CEO were amended to provide that vesting and delivery of the shares shall be deferred until March 15, 2017, subject to the CEO's continued service with the Company through such date.

On January 25, 2014, the Company granted RSAs representing 2,976 shares of common stock with a grant date fair market value of $25,000 to a consultant for services. The RSAs vested immediately and were issued from the 2013 Equity Plan.

The Company’s RSA activity for the six months ended June 30, 2015 and the year ended December 31, 2014 was comprised of the following:

	Number of Shares	Weighted-Average Grant Date Fair Market Value
Unvested at December 31, 2013	1,746,853	$11.80
Granted	2,976	$8.40
Vested	(423,693)	$9.18
Forfeited	(47,129)	$4.41
Unvested at December 31, 2014	1,279,007	$12.86
Vested	(170,726)	$12.57
Unvested at June 30, 2015	1,108,281	$12.90

As of June 30, 2015, approximately $325,000 of total unrecognized share-based compensation expense for research and development activities related to RSAs remains and is expected to be recognized over a weighted-average period of approximately 0.6 years. As of June 30, 2015, approximately $3,661,000 of total unrecognized share-based compensation expense for general and administrative activities related to RSAs remains and is expected to be recognized over a weighted-average period of approximately 1.8 years.

4. Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized for temporary differences between financial statement and income tax basis, using enacted tax rates in effect for the years such differences are expected to reverse. The Company recognizes deferred tax assets to the extent that it believes such assets are more likely than not to be realized. Due to uncertainties surrounding the Company's ability to generate future taxable income, the Company believes that it is more likely than not that deferred tax assets will not be realized, and consequently a full valuation allowance has been established. The Company continues to maintain a full valuation allowance against its deferred tax assets as of June 30, 2015.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has a 50% or less likelihood of being sustained. There have been no material changes in the Company's unrecognized tax benefits since December 31, 2014; and, as such, disclosures included in the Company's 2014 Annual Report on Form 10-K continue to be relevant for the six months ended June 30, 2015.

5. Commitments and Contingencies

In January 2015, the Company entered into a 25-month lease agreement for 4,047 square feet of lab space. The lease term is from March 2015 through March 2017, and the Company's total lease payments through the end of the lease will be approximately $93,000. The lease contains options to extend the lease for two additional six-month periods.

In February 2015, the Company entered into a 32-month sublease agreement as a sublessee for 18,599 square feet of office space to be used as the Company's corporate headquarters. The lease term is through October 2017, and the Company's total lease payments through the end of the lease will be approximately $1,466,000. The Company also leases a total of 3,713 square feet of office space with a lease term through March 2018, and total lease payments through the end of the lease are approximately $300,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, all references to “we,” “our,” “us,” “La Jolla” and the “Company” refer to La Jolla Pharmaceutical Company, a California corporation, and its subsidiaries.

Forward-Looking Statements

The forward-looking statements in this report involve significant risks, assumptions and uncertainties, and a number of factors, both foreseen and unforeseen, which could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. Accordingly, you should not rely upon forward-looking statements as predictions of future events. Forward-looking statements include, but are not limited to, statements regarding our expectations around timing of commencement and completion of future clinical trials, the ability to successfully develop drug candidates, our ability to obtain orphan drug status or other regulatory approvals, and the expected duration over which our cash balances will fund our operations. The outcomes of the events described in these forward-looking statements are subject to the risks, uncertainties and other factors described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the “Risk Factors” section contained in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission, or SEC, on March 16, 2015, and in other reports and registration statements that we file with the SEC from time to time. We expressly disclaim any intent to update forward-looking statements.

Introduction

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and notes, included in Item 1 of this Quarterly Report on Form 10-Q, to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

•
Business Overview. This section provides a general description of our business and significant events and transactions that we believe are important in understanding our financial condition and results of operations.

•	Program Overview. This section provides a current status overview for each of our four product candidates in development.

•
Critical Accounting Policies and Estimates. This section provides a description of our significant accounting policies, including the critical accounting policies and estimates, which are summarized in Note 2 to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

•
Results of Operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss by comparing the results for the three and six months ended June 30, 2015 to the results for the three and six months ended June 30, 2014.

•	Liquidity and Capital Resources. This section provides an analysis of our historical cash flows, as well as our future capital requirements.

Business Overview

La Jolla Pharmaceutical Company is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies intended to significantly improve outcomes in patients suffering from life-threatening diseases. We have several product candidates in development. LJPC-501 is our proprietary formulation of angiotensin II for the potential treatment of catecholamine-resistant hypotension. LJPC-401 is our novel formulation of hepcidin for the potential treatment of conditions characterized by iron overload, such as hereditary hemochromatosis and beta thalassemia. LJPC-30Sa and LJPC-30Sb are our next-generation gentamicin derivatives for the potential treatment of serious bacterial infections and rare genetic disorders, such as cystic fibrosis and Duchenne muscular dystrophy.

In May 2015, we announced a reprioritization of our product development programs that resulted in the discontinuation of the development of our polysaccharide-based galectin-3 inhibitors, GCS-100 and LJPC-1010. This reprioritization has allowed us to reallocate resources to our other development candidates that are more in line with our strategic focus.

Program Overview

LJPC-501

Catecholamine-Resistant Hypotension

LJPC-501 is our proprietary formulation of angiotensin II. Angiotensin II, the major bioactive component of the renin-angiotensin system, serves as one of the body’s central regulators of blood pressure. We are developing LJPC-501 for the treatment of catecholamine-resistant hypotension, or CRH, which is an acute, life-threatening condition in which blood pressure drops to dangerously low levels in patients who respond poorly to current treatments. Angiotensin II has been shown to raise blood pressure in a randomized, placebo-controlled clinical trial in CRH, which was recently published in the journal Critical Care, as well as in animal models of hypotension. Preclinical pharmacology studies that we have conducted have demonstrated that catecholamine resistance may be in part a result of reduced endogenous production of angiotensin II. In October 2014, we presented positive data from a preclinical study of LJPC-501 for the treatment of CRH.

We initiated a Phase 3 clinical trial with LJPC-501 for the treatment of CRH, called the ATHOS (Angiotensin II for the Treatment of High-Output Shock) 3 trial, in March 2015. In February 2015, we reached agreement with the U.S. Food and Drug Administration, or FDA, on a Special Protocol Assessment, or SPA, for this multicenter, randomized, double-blind, placebo-controlled, Phase 3 clinical trial. In accordance with the SPA, the primary efficacy endpoint for the ATHOS 3 registration trial is increase in blood pressure. The ATHOS 3 trial is designed to enroll approximately 315 patients. Patients are to be randomized in a 1:1 fashion to receive either: (i) LJPC-501 plus standard-of-care vasopressors; or (ii) placebo plus standard-of-care vasopressors. Randomized patients are to receive their assigned treatment via continuous IV infusion for up to 7 days. The primary efficacy endpoint in the study is to compare the change in mean arterial pressure in patients with CRH who receive an IV infusion of LJPC-501 plus standard-of-care vasopressors to those that receive placebo plus standard-of-care vasopressors. Secondary endpoints include comparison of changes in Sequential Organ Failure Assessment, or SOFA scores, and the safety and tolerability of LJPC-501 in patients with CRH. Results from ATHOS 3 are expected by the end of 2016.

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

LJPC-401

LJPC-401 is our novel formulation of hepcidin. Hepcidin is a naturally occurring regulator of iron absorption and distribution. By regulating the absorption and distribution of iron, hepcidin prevents excessive iron accumulation in tissues, such as the liver and heart, where it can cause significant damage and even result in death.

We are developing LJPC-401 for the treatment of conditions characterized by iron overload, such as hereditary hemochromatosis and beta thalassemia. Hereditary hemochromatosis, or HH, is a disease characterized by a deficiency in hepcidin that results in excessive iron accumulation. HH is the most common genetic disease in Caucasians and causes liver cirrhosis, liver cancer, heart disease and/or failure, dementia and diabetes.

LJPC-401 has been shown to be effective in reducing serum iron in preclinical testing. We filed an Investigational New Drug Application, or IND, with the FDA and expect to release preliminary results from a Phase 1 study by the end of 2015.

LJPC-30Sa and LJPC-30Sb

LJPC-30Sa and LJPC-30Sb are our next-generation gentamicin derivatives. Despite kidney toxicity, gentamicin has become one of the most commonly prescribed hospital antibiotics due to its broad spectrum of antimicrobial efficacy. Gentamicin consists primarily of a mixture of four distinct but closely related chemical entities that may contribute differentially to the product’s toxicity profile.

LJPC-30Sa and LJPC-30Sb are purified components of the currently marketed gentamicin product that retain the biologic activity of gentamicin, yet appear to lack the traditional kidney toxicity associated with it. We are developing LJPC-30Sa and LJPC-30Sb not only for the potential treatment of serious bacterial infections but also for the potential treatment of rare genetic disorders, such as cystic fibrosis and Duchenne muscular dystrophy.

We believe that gentamicin’s ability to induce a lack of fidelity in gene transcription, intrinsic to its antimicrobial mechanism of action, can also be leveraged in the correction of certain human genetic mutations that lead to rare genetic disorders, such as cystic fibrosis and Duchenne muscular dystrophy. In spite of favorable short-term clinical proof-of-efficacy data in cystic fibrosis, development of gentamicin as a chronic treatment for these genetic diseases has been limited by its toxicity profile.

Following a pre-IND meeting with the FDA, we have received guidance that we may proceed with a proposed Phase 1 clinical trial following the submission of an IND.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

There have been no material changes to the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed on March 16, 2015.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on form 10-Q.

Results of Operations

Three and Six Months Ended June 30, 2015 and 2014

The following summarizes the results of our operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development expense	$(6,686)	$(1,597)	$(11,856)	$(3,593)
General and administrative expense	(3,972)	(2,689)	(7,769)	(5,823)
Other income, net	8	2	20	4
Net loss	$(10,650)	$(4,284)	$(19,605)	$(9,412)

Research and Development Expense

The following summarizes our research and development expense for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Clinical development costs	$3,116	$1,053	$6,040	$2,313
Personnel and related costs	1,389	244	2,274	471
Share-based compensation expense	1,162	182	2,210	549
Technology in-licensing costs	6	—	35	—
Other research and development costs	1,013	118	1,297	260
Total research and development expense	$6,686	$1,597	$11,856	$3,593

For the three and six months ended June 30, 2015, research and development expense increased to $6.7 million and $11.9 million, respectively, from $1.6 million and $3.6 million for the same periods in 2014, respectively. The increase was primarily due to increased clinical development costs associated with the initiation of the Phase 3 clinical trial of LJPC-501 in CRH, the Phase 2b clinical trial of GCS-100 in chronic kidney disease, or CKD, the continuing Phase 1/2 clinical trial of LJPC-501 in HRS, and preclinical costs associated with LJPC-401. Increases in personnel and related costs and share-based compensation expense, which were mainly due to the hiring of additional personnel to support the increased development activities noted above, also contributed to the increase in research and development expense. Additionally, the increase in other research and development costs was partially due to increased spending for exploratory early-stage research of approximately $246,000 and $593,000 for the three and six months ended June 30, 2015, respectively. The decision to discontinue development of our polysaccharide-based galectin-3 inhibitors will allow for reallocation of resources to other development candidates, but we anticipate research and development expense to continue to increase throughout 2015, due to planned increases in personnel to support our ongoing clinical trials, the initiation of additional clinical trials and ongoing development programs.

General and Administrative Expense

The following summarizes our general and administrative expense for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Personnel and related costs	$701	$226	$1,233	$536
Share-based compensation expense	2,718	1,972	5,072	4,303
Other general and administrative expense	553	491	1,464	984
Total general and administrative expense	$3,972	$2,689	$7,769	$5,823

For the three and six months ended June 30, 2015, general and administrative expense increased to $4.0 million and $7.8 million, respectively, from $2.7 million and $5.8 million for the same periods in 2014, respectively. The increase was primarily due to increases in share-based compensation expense, personnel and related costs and facilities costs, which were mainly due to the hiring of additional personnel to support the development activities discussed above. In addition, there were increased expenses for professional and outside services. We anticipate general and administrative expense to continue to increase throughout 2015, due to planned increases in personnel and additional facility costs to accommodate our operations in light of the additional programs that we have acquired or are developing.

Liquidity and Capital Resources

Since January 2012, when La Jolla was effectively restarted with new assets and a new management team, through June 30, 2015, our cash used in operating activities was $31.0 million. From inception through June 30, 2015, we have incurred a cumulative net loss of approximately $506.2 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through June 30, 2015, we have raised approximately $481.2 million in net proceeds from the sales of equity securities.

As of June 30, 2015, we had $36.0 million in cash and cash equivalents, compared to $48.6 million of cash and cash equivalents at December 31, 2014. Cash used in operating activities for the six months ended June 30, 2015 was $11.2 million, compared to $4.7 million for the same period in 2014, and such increase was primarily due to increased research and development expenditures for clinical trials and exploratory early-stage research. In addition, for the six months ended June 30, 2015, we used approximately $1.3 million of cash for investing activities related to purchases of property and equipment. At June 30, 2015, we had positive working capital of approximately $34.6 million, compared to positive working capital of approximately $48.2 million at December 31, 2014. The decrease in our cash and cash equivalents and working capital was primarily due to cash used for operating activities for the six months ended June 30, 2015.

Based on our cash and working capital as of June 30, 2015, we believe that we have sufficient capital to fund our operations through 2016; provided, however, that if we pursue additional clinical trials other than those currently planned for our existing product candidates, or if we add additional product candidates prior to the end of 2016, we expect that we will need to raise additional capital. Also, to fund future operations to the point where we are able to generate positive cash flow from the sales or out-licensing of our drug candidates, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support, as well as the overall condition of capital markets, including capital markets for development-stage biopharmaceutical companies. We anticipate that we will seek to fund our operations through public and private equity and debt financings or other sources, such as potential collaboration agreements. We cannot assure you that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through equity securities offerings, there can be no assurance that we will be able to do so in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any marketable securities at June 30, 2015.

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

There has been no change in our internal control over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

La Jolla Pharmaceutical Company

Date:	August 6, 2015	/s/ George F. Tidmarsh
George F. Tidmarsh, M.D., Ph.D.
President, Chief Executive Officer and Secretary

/s/ Dennis M. Mulroy
Dennis M. Mulroy
Chief Financial Officer
(As Principal Financial and Accounting Officer)