Form 10-Q
period 2015-09-30
LA JOLLA PHARMACEUTICAL CO
filed 2015-11-06
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

As of October 31, 2015, La Jolla Pharmaceutical Company had 18,241,509 shares of common stock, $0.0001 par value per share, outstanding.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$135,055	$48,555
Restricted cash	237	37
Prepaid clinical expenses	360	1,528
Prepaid expenses and other current assets	484	137
Total current assets	136,136	50,257
Property and equipment, net	1,751	279
Other assets	57	—
Total assets	$137,944	$50,536

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,567	$730
Accrued expenses	1,145	926
Accrued payroll and related expenses	629	424
Total current liabilities	4,341	2,080
Shareholders’ equity:
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 18,241,509 and 15,225,980 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2	2
Series C-1[2] Convertible Preferred Stock, $0.0001 par value; 11,000 shares authorized, 3,906 and 3,917 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3,906	3,917
Series F Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized, 2,737 and 2,798 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2,737	2,798
Additional paid-in capital	643,651	528,353
Accumulated deficit	(516,693)	(486,614)
Total shareholders’ equity	133,603	48,456
Total liabilities and shareholders' equity	$137,944	$50,536

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Contract revenue - related party	$647	$—	$647	$—
Total revenue	647	—	647	—
Expenses
Research and development	7,781	2,625	19,637	6,218
General and administrative	3,353	2,436	11,122	8,259
Total expenses	11,134	5,061	30,759	14,477
Loss from operations	(10,487)	(5,061)	(30,112)	(14,477)
Other income, net	13	9	33	13
Net loss and comprehensive loss	$(10,474)	$(5,052)	$(30,079)	$(14,464)
Basic and diluted net loss per share	$(0.70)	$(0.37)	$(1.99)	$(1.58)
Shares used in computing basic and diluted net loss per share	14,899	13,646	15,129	9,131

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(30,079)	$(14,464)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	9,330	6,595
Third party share-based compensation expense	1,013	—
Depreciation expense	209	10
Changes in operating assets and liabilities:
Restricted Cash	(200)	—
Prepaid clinical expenses	1,168	—
Prepaid expenses and other current assets	(347)	(110)
Other assets	(57)	—
Accounts payable	1,837	(151)
Accrued expenses	219	713
Accrued payroll and related expenses	205	(68)
Net cash used for operating activities	(16,702)	(7,475)

Investing activities
Purchase of property and equipment	(1,681)	(86)
Net cash used for investing activities	(1,681)	(86)

Financing activities
Net proceeds from the issuance of common stock	104,596	53,063
Net proceeds from the exercise of stock options for common stock	287	—
Net cash provided by financing activities	104,883	53,063

Net increase in cash and cash equivalents	86,500	45,502
Cash and cash equivalents at beginning of period	48,555	8,629
Cash and cash equivalents at end of period	$135,055	$54,131

Supplemental disclosure of cash flow information
Non-cash investing and financing activity:
Conversion of Series C-1[2] Convertible Preferred Stock into common stock	$11	$—
Conversion of Series F Convertible Preferred Stock into common stock	$61	$452
Conversion of Series C-1[2] and D-1[2] Convertible Preferred Stock into common stock	$—	$3,099

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2015

1. Business

La Jolla Pharmaceutical Company (collectively with its subsidiaries, the "Company") is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies intended to significantly improve outcomes in patients suffering from life-threatening diseases. The Company has several product candidates in development. LJPC-501 is the Company's proprietary formulation of angiotensin II for the potential treatment of catecholamine-resistant hypotension. LJPC-401 is the Company's novel formulation of hepcidin for the potential treatment of conditions characterized by iron overload, such as hereditary hemochromatosis, beta thalassemia and sickle cell disease. LJPC-30Sa and LJPC-30Sb are the Company's next-generation gentamicin derivatives for the potential treatment of serious bacterial infections and rare genetic disorders, such as cystic fibrosis and Duchenne muscular dystrophy. The Company was incorporated in 1989 as a Delaware corporation and reincorporated in California in 2012.

In September 2015, the Company completed a common stock offering and received approximately $104.6 million, net of issuance costs (see Note 4).

The Company has a history of incurring significant operating losses and negative cash flows from operations. Since January 2012, when the Company was effectively restarted with new assets and a new management team, through September 30, 2015, the Company's cash used in operating activities was $36.5 million. The Company had available cash and cash equivalents of $135.1 million at September 30, 2015. Based on current operating plans and projections, management believes that the available cash and cash equivalents will be sufficient to fund operations into 2018.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014, included in the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2015. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated balance sheet of the Company at September 30, 2015, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2015. Estimates were made relating to useful lives of fixed assets, valuation allowances, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

Restricted Cash

Under the terms of the Company's credit card arrangements, there is a requirement to maintain a collateral cash account pledged as security for such credit cards. Under the terms of the leases of certain of the Company's facilities, there is a requirement to maintain a certificate of deposit as security during the terms of such leases. As of September 30, 2015 and December 31, 2014, restricted cash of $237,000 and $37,000, respectively, was pledged as collateral for the credit cards and leases.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to seven years. As of September 30, 2015 and December 31, 2014, the carrying value of property and equipment, net was $1,751,000 and $279,000, respectively, which was comprised of lab equipment, furniture, computer equipment, software and leasehold improvements. Depreciation expense was $114,000 and $209,000 for the three and nine months ended September 30, 2015, respectively, and $5,000 and $10,000 for the three and nine months ended September 30, 2014, respectively.

Revenue Recognition

In accordance with GAAP, the Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. The Company currently recognizes revenue from payments received under a services agreement with a related party. Under the terms of this services agreement, the Company receives payments from this related party for research and development services that the Company provides at a negotiated, arms-length rate.

Clinical Trial Expenses

Payments in connection with the Company's clinical trials are often made under contracts with multiple contract research organizations that conduct and manage clinical trials on the Company's behalf. The financial terms of these contracts are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Generally, these contracts set forth the scope of work to be performed at a fixed fee, unit price or on a time and materials basis. Payments under these contracts depend on factors such as the successful enrollment or treatment of patients or the completion of other clinical trial milestones. As of September 30, 2015 and December 31, 2014, the prepaid clinical expenses of $360,000 and $1,528,000 on the condensed consolidated balance sheets represent the initial upfront payments to clinical research organizations for two clinical trials that commenced in 2015. The Company amortizes prepaid clinical trial costs to expense based on estimates regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials.

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

Share-Based Compensation

The Company accounts for share-based payment arrangements in accordance with Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation and ASC 505-50, Equity - Equity Based Payments to Non-Employees, which requires the recognition of compensation expense, using a fair-value based method, for all costs related to share-based payments, including stock options and restricted stock awards. These standards require companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. See Note 4 for further discussion of the Company's share-based compensation plans.

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding plus common stock equivalents outstanding. Outstanding convertible preferred stock, stock options and unvested restricted stock awards are considered common stock equivalents and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Common stock equivalents are not included in the computation of diluted net loss per share if the inclusion of these securities is anti-dilutive. As of September 30, 2015 and September 30, 2014, there were common stock equivalents of 9.1 million shares and 8.1 million shares, respectively, which were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

Comprehensive Loss

Comprehensive loss for the periods reported was comprised solely of the Company's net loss. The comprehensive loss for the three and nine months ended September 30, 2015 was $10.5 million and $30.1 million, respectively, and for the three and nine months ended September 30, 2014 was $5.1 million and $14.5 million, respectively. There were no other changes in equity that were excluded from net loss for all periods presented.

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

3. Contract Revenue - Related Party

During the three months ended September 2015, the Company entered into a services agreement with a private company that is a related party. Pursuant to the services agreement, the Company provides certain services to this related party, including, but not limited to, research and development and clinical trial design and management. In exchange for providing such services pursuant to the services agreement, the Company receives payments at a negotiated, arms-length rate. As a result, the consideration received by the Company for its services under the services agreement is considered to be no less favorable to the Company than comparable terms that the Company could obtain from an unaffiliated third party in an arms-length transaction. The services agreement may be canceled by either party upon 60-days' written notice to the other party. Additionally, the Company anticipates receiving a non-voting profits interest in the related party, providing the Company with the potential to receive a portion of the future distributions of profits, if any.

During the three and nine months ended September 30, 2015, the Company recognized approximately $647,000 of contract revenue for services and costs provided under the services agreement.

4. Shareholders’ Equity

Common Stock

2015 Common Stock Offering

In September 2015, the Company offered and sold an aggregate of 2,932,500 shares of common stock in an underwritten offering at a public offering price of $38.00 per share, with gross proceeds of approximately $111.4 million. The Company received net proceeds of approximately $104.6 million, net of approximately $6.8 million in underwriting commissions, discounts and other issuance costs.

2014 Common Stock Offering

In July 2014, the Company offered and sold an aggregate of 5,395,000 shares of common stock in an underwritten offering at a public offering price of $10.50 per share, with gross proceeds of approximately $56.6 million. The Company received net proceeds of approximately $53.1 million, net of approximately $3.5 million in underwriting commissions, discounts and other issuance costs.

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

Preferred Stock

As of September 30, 2015, the Company is authorized to issue 8,000,000 shares of preferred stock, with a par value of $0.0001 per share, in one or more series, of which 11,000 are designated as Series C-12 Convertible Preferred Stock (the "Series C-12 Preferred") and 10,000 are designated as Series F Convertible Preferred Stock (the "Series F Preferred"). During the nine months ended September 30, 2015, the Company issued 19,134 and 17,360 shares of common stock upon the conversion of Series C-12 Preferred and Series F Preferred, respectively. During the year ended December 31, 2014, the Company issued 5,341,670 shares of common stock upon the conversion of Series C-12 Preferred and 129,105 shares of common stock upon the conversion of Series F Preferred. The Series C-12 Preferred is convertible into common stock at a rate of approximately 1,724 shares of common stock for each share of Series C-12 Preferred, and the Series F Preferred is convertible into common stock at a rate of approximately 286 shares of common stock for each share of Series F Preferred. As of September 30, 2015, there were 3,906 shares of Series C-12 Preferred and 2,737 shares of Series F Preferred issued and outstanding. As such, as of September 30, 2015, the issued and outstanding Series C-12 Preferred and Series F Preferred were convertible into 6,735,378 and 782,032 shares of common stock, respectively.

The holders of preferred stock do not have voting rights, other than for general protective rights required by the California General Corporation Law. The Series C-12 Preferred and the Series F Preferred do not have dividends.

The Series C-12 Preferred and the Series F Preferred have a liquidation preference in an amount equal to $1,000 per share. As of September 30, 2015, the aggregate liquidation preference was approximately $3,906,000 and $2,737,000 on the Series C-12 Preferred and Series F Preferred, respectively.

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

The 2013 Equity Plan previously allowed for automatic annual increases to the number of shares of common stock authorized for issuance under the 2013 Equity Plan on the first day of each year, with such increases based on 10% of the outstanding shares of the Company’s common stock as of the last day of the previous year. On January 1, 2014, the total shares available for grant under the 2013 Equity Plan increased to 440,441. At the 2014 annual meeting of shareholders, the Company's shareholders approved and adopted an amendment to the 2013 Equity Plan to increase the number of shares of common stock authorized for issuance up to a total of 1,100,000 shares and eliminated the automatic annual increase on the first day of each year. At the 2015 annual meeting of shareholders, the Company's shareholders approved and adopted an amendment to the 2013 Equity Plan to increase the number of shares of common stock authorized for issuance up to a total of 3,100,000 shares.

As of September 30, 2015, there were 1,613,525 shares available for future grants under the 2013 Equity Plan.

Share-Based Award Activity

The Company’s stock option and 2013 Equity Plan restricted stock award activity for the nine months ended September 30, 2015 and the year ended December 31, 2014 was comprised of the following:

	Outstanding Stock Options and 2013 Equity Plan Restricted Stock Awards
	Shares Underlying Stock Options and Restricted Stock Awards	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	54,000	$6.00
Granted	567,876	$9.88
Restricted stock awards vested	(2,976)	$0.00
Outstanding at December 31, 2014	618,900	$9.54
Granted	942,285	$23.83
Exercised	(42,535)	$9.74
Forfeited	(24,465)	$10.19
Outstanding at September 30, 2015	1,494,185	$18.54	9.21 years	$15,765,631
Vested and expected to vest at September 30, 2015	1,494,185	$18.54	9.21 years	$15,765,631
Exercisable at September 30, 2015	211,408	$10.60	8.67 years	$3,643,505

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

As of September 30, 2015, the Company has reserved 3,047,710 shares of common stock for future issuance upon exercise of all outstanding stock options granted or to be granted under the 2013 Equity Plan, which excludes the 60,000 shares underlying the stock option discussed above that was issued in April 2015.

The weighted-average grant date fair values of the stock options granted during the three and nine months ended September 30, 2015 was $21.49 and $21.13 per underlying share, respectively. The weighted-average grant date fair values of stock options granted during the three and nine months ended September 30, 2014 was $8.38 and $9.49 per underlying share, respectively. As of September 30, 2015, approximately $19,856,000 of total unrecognized share-based compensation expense related to non-vested stock options remains and is expected to be recognized over a weighted-average period of approximately 3.0 years. During the three and nine months ended September 30, 2015, stock options to purchase 35,035 and 42,535 shares of common stock, respectively, were exercised with an intrinsic value of $641,000 and $752,000, respectively. No stock option exercises occurred during the year ended December 31, 2014.

Third Party Share-Based Compensation Expense

The Company initially estimates the fair value of stock options and warrants issued to non-employees, other than non-employee directors, on the grant date using the Black-Scholes model. Thereafter, the Company re-measures the fair value using the Black-Scholes model as of each balance sheet date as the stock options and warrants vest.

In December 2014, the Company granted warrants to purchase 51,000 shares of common stock to two outside third parties at an exercise price equal to the fair market value of the stock on the date of each grant. One grant will vest 25% on each anniversary date over four years. The other grant vests 100% on the one-year anniversary of the grant. The Company recognized compensation expense for these warrant grants of approximately $197,000 and $613,000 for the three and nine months ended September 30, 2015, respectively.

In February 2015, the Company granted a stock option to purchase 60,000 shares of common stock to a consultant at an exercise price equal to the fair market value of the Company's common stock on the grant date. This grant was made from the 2013 Equity Plan. The stock option vested with respect to 25% of the underlying shares on the grant date with the remainder to vest quarterly over three years. The Company recognized third party compensation expense for this stock option grant of approximately zero and $362,000 for the three and nine months ended September 30, 2015, respectively. In July 2015, this consultant became an employee of the Company.

In August 2015, the Company granted a stock option to purchase 40,000 shares of common stock to a consultant at an exercise price equal to the fair market value of the Company's common stock on the grant date. This grant was made from the 2013 Equity Plan. The vesting of this stock option is contingent on the achievement of a performance milestone by the end of 2016, at which time any unvested shares underlying the option will be canceled. The Company recognized compensation expense for this stock option grant of approximately $38,000 for the three and nine months ended September 30, 2015.

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

The Company estimated the fair value of each stock option grant on the grant date using the Black-Scholes model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2015	2014
Volatility	147%	188%
Expected life (years)	4.91 years	6.73 years
Risk-free interest rate	1.4%	2.2%
Dividend yield	—%	—%

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

In September 2013, the Company issued RSAs consisting of approximately 1,327,048 shares to the CEO, 79,622 shares to a director and an aggregate of 336,185 shares to three non-officer employees. The grants to the CEO, director and one of the employees were for the replacement of canceled stock options and restricted stock units granted in April 2012, which was done in order to complete the capital restructuring that took place in September 2013. These RSAs were granted outside of the 2013 Equity Plan, but are governed in all respects by the 2013 Equity Plan. These RSAs were granted with a combination of performance-based and time-based vesting components. As of September 30, 2015, all performance-based vesting conditions had been satisfied, but the time-based service requirements, which provided for vesting in 2016, subject to continuous service through the vesting and delivery date, had not yet been satisfied. In July 2015, the vesting conditions for 1,042,680 shares of unvested and outstanding RSA’s awarded to the CEO were amended to provide that vesting and delivery of the shares shall be deferred until March 15, 2017, subject to the CEO's continued service with the Company through such date.

On January 25, 2014, the Company granted RSAs representing 2,976 shares of common stock with a grant date fair market value of $25,000 to a consultant for services. The RSAs vested immediately and were issued from the 2013 Equity Plan.

In August 2015, the Company issued a fully vested RSA representing the right to acquire 4,000 shares of common stock with a grant date fair value of approximately $92,000.

The Company’s RSA activity for the nine months ended September 30, 2015 and the year ended December 31, 2014 was comprised of the following:

	Number of Shares	Weighted-Average Grant Date Fair Market Value
Unvested at December 31, 2013	1,746,853	$11.80
Granted	2,976	$8.40
Vested	(423,693)	$9.18
Forfeited	(47,129)	$4.41
Unvested at December 31, 2014	1,279,007	$12.86
Vested	(188,414)	$12.30
Unvested at September 30, 2015	1,090,593	$12.95

As of September 30, 2015, approximately $178,000 of total unrecognized share-based compensation expense for research and development activities related to RSAs remains and is expected to be recognized over a weighted-average period of approximately 0.3 years. As of September 30, 2015, approximately $3,117,000 of total unrecognized share-based compensation expense for general and administrative activities related to RSAs remains and is expected to be recognized over a weighted-average period of approximately 1.4 years.

Share-Based Compensation Expense

Share-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2014 is based on awards ultimately expected to vest.

Total share-based compensation expense related to all share-based awards for the three and nine months ended September 30, 2015 and 2014 was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development:
Stock options	$636	$98	$1,609	$142
Restricted stock	240	147	1,452	652
Warrants	15	—	40	—
Research and development share-based compensation expense	891	245	3,101	794
General and administrative:
Stock options	1,443	286	2,950	575
Restricted stock	545	1,212	3,719	5,226
Warrants	182	—	573	—
General and administrative share-based compensation expense	2,170	1,498	7,242	5,801
Total share-based compensation expense included in expenses	$3,061	$1,743	$10,343	$6,595

5. Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized for temporary differences between financial statement and income tax basis, using enacted tax rates in effect for the years such differences are expected to reverse. The Company recognizes deferred tax assets to the extent that it believes such assets are more likely than not to be realized. Due to uncertainties surrounding the Company's ability to generate future taxable income, the Company believes that it is more likely than not that deferred tax assets will not be realized, and consequently a full valuation allowance has been established. The Company continues to maintain a full valuation allowance against its deferred tax assets as of September 30, 2015.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has a 50% or less likelihood of being sustained. There have been no material changes in the Company's unrecognized tax benefits since December 31, 2014; and, as such, disclosures included in the Company's 2014 Annual Report on Form 10-K continue to be relevant for the nine months ended September 30, 2015.

6. Commitments and Contingencies

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

•
Results of Operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss by comparing the results for the three and nine months ended September 30, 2015 to the results for the three and nine months ended September 30, 2014.

•	Liquidity and Capital Resources. This section provides an analysis of our historical cash flows, as well as our future capital requirements.

Business Overview

La Jolla Pharmaceutical Company is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies intended to significantly improve outcomes in patients suffering from life-threatening diseases. We have several product candidates in development. LJPC-501 is our proprietary formulation of angiotensin II for the potential treatment of catecholamine-resistant hypotension. LJPC-401 is our novel formulation of hepcidin for the potential treatment of conditions characterized by iron overload, such as hereditary hemochromatosis, beta thalassemia and sickle cell disease. LJPC-30Sa and LJPC-30Sb are our next-generation gentamicin derivatives for the potential treatment of serious bacterial infections and rare genetic disorders, such as cystic fibrosis and Duchenne muscular dystrophy.

Program Overview

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

We initiated a Phase 3 clinical trial with LJPC-501 for the treatment of CRH, called the ATHOS (Angiotensin II for the Treatment of High-Output Shock) 3 trial, in March 2015. In February 2015, we reached agreement with the U.S. Food and Drug Administration, or FDA, on a Special Protocol Assessment, or SPA, for this multicenter, randomized, double-blind, placebo-controlled, Phase 3 clinical trial. In accordance with the SPA, the primary efficacy endpoint for the ATHOS 3 registration trial is increase in blood pressure at three hours. The ATHOS 3 trial is designed to enroll approximately 315 patients. Patients are to be randomized in a 1:1 fashion to receive either: (i) LJPC-501 plus standard-of-care vasopressors; or (ii) placebo plus standard-of-care vasopressors. Randomized patients are to receive their assigned treatment via continuous IV infusion for up to seven days. The primary efficacy endpoint in the study is to compare the change in mean arterial pressure in patients with CRH who receive an IV infusion of LJPC-501 plus standard-of-care vasopressors to those that receive placebo plus standard-of-care vasopressors. Secondary endpoints include comparison of changes in Cardiovascular Sequential Organ Failure Assessment, or SOFA scores, and the safety and tolerability of LJPC-501 in patients with CRH. Results from ATHOS 3 are expected by the end of 2016.

LJPC-401

LJPC-401 is our novel formulation of hepcidin. Hepcidin, an endogenous peptide hormone, is the body’s naturally occurring regulator of iron absorption and distribution. Hepcidin prevents excessive iron accumulation in vital organs, such as the liver and heart, where it can cause significant damage and even result in death.

We are developing LJPC-401 for the potential treatment of iron overload, which occurs as a result of diseases such as hereditary hemochromatosis (HH), beta thalassemia and sickle cell disease (SCD). HH is a disease caused by a genetic deficiency in hepcidin that results in excessive iron accumulation. HH is the most common genetic disease in Caucasians and causes liver cirrhosis, liver cancer, heart disease and/or failure, diabetes, arthritis and joint pain. Beta thalassemia and SCD are genetic diseases of the blood that can cause life-threatening anemia and usually require frequent and life-long blood transfusions. These blood transfusions cause excessive iron accumulation in the body, which is toxic to vital organs, such as the liver and heart. In addition, the underlying anemia causes excessive iron accumulation independent of blood transfusions.

LJPC-401 has been shown to be effective in reducing serum iron in preclinical testing. In October 2015, we initiated a Phase 1 clinical trial of LJPC-401 in patients at risk of iron overload due to conditions such as HH, beta thalassemia and SCD. We anticipate preliminary results from this Phase 1 clinical trial by the end of 2015.

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

Results of Operations

Three and Nine Months Ended September 30, 2015 and 2014

The following summarizes the results of our operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contract revenue - related party	$647	$—	$647	$—
Research and development expense	(7,781)	(2,625)	(19,637)	(6,218)
General and administrative expense	(3,353)	(2,436)	(11,122)	(8,259)
Other income, net	13	9	33	13
Net loss	$(10,474)	$(5,052)	$(30,079)	$(14,464)

Contract Revenue - Related Party

During the three months ended September 2015, we entered into a services agreement with a private company that is a related party. Pursuant to the services agreement, we provide certain services to this related party, including, but not limited to, research and development and clinical trial design and management. In exchange for providing such services pursuant to the services agreement, we receive payments at a negotiated, arms-length rate. As a result, the consideration received by us for our services under the services agreement is considered to be no less favorable to us than comparable terms that we could obtain from an unaffiliated third party in an arms-length transaction. The services agreement may be canceled by either party upon 60-days' written notice to the other party. Additionally, we anticipate receiving a non-voting profits interest in the related party, providing us with the potential to receive a portion of the future distributions of profits, if any.

Research and Development Expense

The following summarizes our research and development expense for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Clinical development costs	$3,097	$1,836	$9,137	$3,969
Personnel and related costs	1,857	419	4,131	854
Share-based compensation expense	891	245	3,101	794
Technology in-licensing costs	404	40	439	218
Other research and development costs	1,532	85	2,829	383
Total research and development expense	$7,781	$2,625	$19,637	$6,218

For the three and nine months ended September 30, 2015, research and development expense increased to $7.8 million and $19.6 million, respectively, from $2.6 million and $6.2 million for the same periods in 2014, respectively. The increase was primarily due to increased clinical development costs associated with the initiation of the Phase 3 clinical trial of LJPC-501 in CRH and preclinical costs associated with LJPC-401 and LJPC-30Sa and 30Sb. Increases in personnel and related costs and share-based compensation expense, which were mainly due to the hiring of additional personnel to support the increased development activities noted above, also contributed to the increase in research and development expense. Additionally, the increase in other research and development costs was partially due to increased spending for exploratory early-stage research of approximately $0.2 million and $0.8 million for the three and nine months ended September 30, 2015, respectively. We anticipate research and development expense to continue to increase throughout 2015, due to planned increases in personnel to support our ongoing clinical trials, the initiation of additional clinical trials and ongoing development programs.

General and Administrative Expense

The following summarizes our general and administrative expense for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Personnel and related costs	$598	$241	$1,831	$752
Share-based compensation expense	2,170	1,498	7,242	5,801
Other general and administrative expense	585	697	2,049	1,706
Total general and administrative expense	$3,353	$2,436	$11,122	$8,259

For the three and nine months ended September 30, 2015, general and administrative expense increased to $3.4 million and $11.1 million, respectively, from $2.4 million and $8.3 million for the same periods in 2014, respectively. The increase was primarily due to increases in share-based compensation expense, personnel and related costs and facilities costs, which were mainly due to the hiring of additional personnel to support the development activities discussed above. In addition, there were increased expenses for professional and outside services. We anticipate general and administrative expense to continue to increase throughout 2015, due to planned increases in personnel and additional facility costs to accommodate our operations in light of the additional programs that we have acquired or are developing.

Liquidity and Capital Resources

Since January 2012, when La Jolla was effectively restarted with new assets and a new management team, through September 30, 2015, our cash used in operating activities was $36.5 million. From inception through September 30, 2015, we have incurred a cumulative net loss of approximately $516.7 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through September 30, 2015, we have raised approximately $586.0 million in net proceeds from the sales of equity securities.

As of September 30, 2015, we had $135.1 million in cash and cash equivalents, compared to $48.6 million of cash and cash equivalents at December 31, 2014. Cash used in operating activities for the nine months ended September 30, 2015 was $16.7 million, compared to $7.5 million for the same period in 2014, and such increase was primarily due to increased research and development expenditures for clinical trials and exploratory early-stage research. For the nine months ended September 30, 2015, we used approximately $1.7 million of cash for investing activities related to purchases of property and equipment. In addition, cash provided by financing activities was $104.9 million for the nine months ended September 30, 2015, primarily from the common stock offering completed in September 2015. At September 30, 2015, we had positive working capital of approximately $131.8 million, compared to positive working capital of approximately $48.2 million at December 31, 2014. The increase in our cash and cash equivalents and working capital was primarily due to cash provided by financing activities partially offset by cash used for operating activities for the nine months ended September 30, 2015.

Based on our cash and working capital as of September 30, 2015 and our current operating plans and projections, we believe that the available cash and cash equivalents will be sufficient to fund operations into 2018. To fund future operations to the point where we are able to generate positive cash flow from the sales or out-licensing of our drug candidates, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support, as well as the overall condition of capital markets, including capital markets for development-stage biopharmaceutical companies. We anticipate that we will seek to fund our operations through public and private equity and debt financings or other sources, such as potential collaboration agreements. We cannot assure you that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through equity securities offerings, there can be no assurance that we will be able to do so in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any marketable securities at September 30, 2015.

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

ITEM 1A. RISK FACTORS

No material changes to risk factors have occurred as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as supplemented by those risk factors set forth under the caption "Risk Factors" in our Prospectus Supplement, dated September 9, 2015, filed with the SEC on September 11, 2015 pursuant to Rule 424(b), which are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

The disclosure set forth above in Note 3 to the Notes to the Condensed Consolidated Financial Statements is incorporated by reference herein.

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

La Jolla Pharmaceutical Company

Date:	November 6, 2015	/s/ George F. Tidmarsh
George F. Tidmarsh, M.D., Ph.D.
President, Chief Executive Officer and Secretary

/s/ Dennis M. Mulroy
Dennis M. Mulroy
Chief Financial Officer
(As Principal Financial and Accounting Officer)