Form 10-K/A
period 2015-12-31
LA JOLLA PHARMACEUTICAL CO
filed 2016-04-29
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No.1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No   ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2015 totaled approximately $270,367,000. As of March 31, 2016, there were 18,254,009 shares of the Company’s common stock, $0.0001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K of La Jolla Pharmaceutical Company (“we,” “our,” “us,” “La Jolla” and the “Company”) for the fiscal year ended December 31, 2015, as originally filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2016 (the “Original Filing”). This Form 10-K/A amends the Original Filing to replace in its entirety the information provided in Part III of the Original Filing, which was previously expected to be incorporated by reference from our 2016 Annual Meeting Proxy Statement. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

Except for the amendments described above, we have not modified or updated disclosures presented in the Original Filing in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Information not affected by these amendments remain unchanged and reflects the disclosures made at the time the Original Filing was filed. Therefore, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the Original Filing.

PART III

Item 10. Directors, Executive Officer and Corporate Governance.

Our directors and executive officers and their ages as of March 31, 2016 are set forth below.

BOARD OF DIRECTORS

Name	Age	Position
George F. Tidmarsh, M.D., Ph.D.	56	President, Chief Executive Officer, Secretary and Director
Kevin C. Tang	49	Director, Chairman of the Board
Laura L. Douglass	51	Director
Craig A. Johnson	54	Director
Robert H. Rosen	60	Director

The biographies of the members of our Board of Directors (the “Board”) appear below.

George F. Tidmarsh, M.D., Ph.D., has been President, Chief Executive Officer, Secretary and a director of the Company since January 2012. Dr. Tidmarsh has more than 25 years of experience creating, building and leading biotechnology and pharmaceutical companies and developing innovative pharmaceutical products. Prior to joining the Company, Dr. Tidmarsh was the Chief Executive Officer of Solana Therapeutics, Inc. from August 2011 to January 2012. In 2006, he founded Metronome Therapeutics, Inc., where he served as its Chief Executive Officer until its acquisition by Spectrum Pharmaceuticals, Inc. in 2010. In 2005, Dr. Tidmarsh founded Horizon Pharma, Inc., where he served as its President and Chief Executive Officer until 2008 and as a director and consultant until 2011. In 2001, he founded Threshold Pharmaceuticals, Inc., where he served as its President until 2005. Earlier in his career, Dr. Tidmarsh led the development of Doxil® (doxorubicin hydrochloride liposomal injection) while serving as Director of Oncology at Liposome Technology, Inc. Doxil has become a standard-of-care treatment for patients suffering from ovarian cancer. He serves as a director of the Citizens Oncology Foundation, a non-profit organization. Dr. Tidmarsh received his M.D. and Ph.D. from Stanford University, where he completed fellowship training in Pediatric Oncology and Neonatology and remains a Consulting Professor of Pediatrics and Neonatology. The Board has concluded that Dr. Tidmarsh should serve on our Board based on his extensive experience creating, building and leading biotechnology companies.

Kevin C. Tang has been a director and Chairman of the Board of the Company since August 2014. Mr. Tang has more than 20 years of experience in evaluating, creating and building biotechnology companies that are focused on developing treatments for life-threatening and debilitating diseases and conditions. Mr. Tang is the President of Tang Capital Management, LLC, a life sciences-focused investment company he founded in 2002. From 1993 to 2001, Mr. Tang held various positions at Deutsche Banc Alex Brown, Inc., an investment banking firm, most recently serving as Managing Director and head of the firm’s Life Sciences research group. Since 2009, Mr. Tang has been a director of Heron Therapeutics, Inc. and, since 2012, has served as the Chairman of its Board of Directors. In 2006, Mr. Tang co-founded Ardea Biosciences, Inc. and served as a director from its inception through its acquisition by AstraZeneca PLC in 2012. From 2009 through its acquisition by Endo Pharmaceuticals, Inc. in 2010, he served as a director of Penwest Pharmaceuticals Co. From 2001 to 2008, Mr. Tang was a director of Trimeris, Inc. (acquired by Synageva Biopharma Corp.). Mr. Tang received a B.S. degree from Duke University. The Board has concluded that Mr. Tang should serve on our Board based on his extensive experience evaluating, creating, building and governing biotechnology companies.

Laura L. Douglass has been a director of the Company since October 2013. Ms. Douglass has more than 25 years of operating experience in the drug development industry with a particular expertise in clinical trial design and execution. Ms. Douglass currently serves as the President and Chief Executive Officer of Next Generation Clinical Research, a contract research organization servicing the pharmaceutical industry that she founded in 1999. Additionally, Ms. Douglass serves as the President and Chief Executive Officer for Eufaeria Biosciences, Inc. Ms. Douglass is also a founder and director of SB Bancorp, Inc. and Settlers Bank, Inc. She also serves as a director of Agrace HospiceCare. Ms. Douglass received a nursing degree from The University of the State of New York-Albany. The Board has concluded that Ms. Douglass should serve on our Board based on her substantial operating experience and expertise in clinical trial management.

Craig A. Johnson has been a director of the Company since October 2013. Mr. Johnson has more than 25 years of experience serving in senior financial management roles and governing corporations, primarily in the biotechnology industry. Mr. Johnson is currently a director of Mirati Therapeutics, Inc., Heron Therapeutics, Inc. and GenomeDx Biosciences, Inc. Mr. Johnson served as a director of Ardea Biosciences, Inc. from 2008 until its acquisition by AstraZeneca PLC in 2012, and as a director of Adamis Pharmaceuticals Corporation from 2011 to 2014. From 2011 to 2012, he was Chief Financial Officer of PURE Bioscience, Inc. From 2010 to 2011, he was Senior Vice President and Chief Financial Officer of NovaDel Pharma Inc. Mr. Johnson served as Vice President and Chief Financial Officer of TorreyPines Therapeutics, Inc. from 2004 until its acquisition by Raptor Pharmaceutical Corp. in 2009, and then as Vice President of a wholly-owned subsidiary of Raptor from 2009 to 2010. He held several positions, including Chief Financial Officer and Senior Vice President of Operations, at MitoKor, Inc. from 1994 to 2004. Prior to 1994, Mr. Johnson held senior financial positions with several early-stage technology companies and also practiced as a Certified Public Accountant with Price Waterhouse. Mr. Johnson received a B.B.A. degree in accounting from the University of Michigan-Dearborn. The Board has concluded that Mr. Johnson should serve on our Board based on his substantial experience governing biotechnology companies and expertise in financial management.

Robert H. Rosen has been a director of the Company since July 2014. Mr. Rosen has more than 25 years of experience serving in leadership positions in biotechnology and pharmaceutical companies and commercializing innovative pharmaceutical products. Mr. Rosen has served as President and a director of Heron Therapeutics, Inc. since May 2013. Prior to his appointment as President of Heron Therapeutics, he served as Senior Vice President and Chief Commercial Officer beginning in October 2012. Prior to joining Heron Therapeutics, Mr. Rosen was Managing Partner of Scotia Nordic LLC. From April 2011 to March 2012, Mr. Rosen served as Senior Vice President of Global Commercial Operations at Dendreon Corporation. From 2005 to 2011, he served as Global Head of Oncology at Bayer HealthCare Pharmaceuticals, where he was responsible for the development of the oncology business unit for regions that included the Americas, Europe, Japan, and Asia Pacific. During his tenure at Bayer, he led the launch of Nexavar® (sorafanib) for the treatment of renal cell carcinoma and hepatocellular carcinoma. Nexavar’s worldwide sales in 2011 were $1.0 billion. From 2002 to 2005, Mr. Rosen was Vice President of the Oncology Business Unit at Sanofi-Synthèlabo, where he was responsible for the development of Sanofi’s U.S. oncology business and the launch of Eloxatin® (oxaliplatin) for colon cancer. Eloxatin’s U.S. sales in 2005, its third full year on the market, were $1.1 billion, ranking it among the industry’s most successful oncology drug launches. Mr. Rosen received a B.S. degree in pharmacy from Northeastern University. The Board has concluded that Mr. Rosen should serve on our Board based on his extensive leadership experience in the biotechnology and pharmaceutical industry and expertise in commercializing innovative pharmaceutical products.

EXECUTIVE OFFICERS

Our executive officers and their respective ages are set forth below, as well as biographies for officers other than Dr. Tidmarsh, whose biography is set forth above.

Name	Age	Position
George F. Tidmarsh, M.D., Ph.D.	56	President, Chief Executive Officer, Secretary and Director
Lakhmir S. Chawla, M.D.	45	Chief Medical Officer
Dennis M. Mulroy	61	Chief Financial Officer
Jennifer A. Carver	62	Senior Vice President, Operations

Dr. Lakhmir “Mink” S. Chawla has been the Chief Medical Officer of the Company since July 2015. Dr. Chawla has more than 20 years of medical experience with particular expertise in critical care and nephrology. Dr. Chawla has been an active investigator in the field of critical care nephrology since 2002. Previously, Dr. Chawla was an Associate Professor of Medicine at the George Washington University from 2008 to 2015, where he had dual appointments in the Department of Anesthesiology and Critical Care Medicine and in the Department of Medicine, Division of Renal Diseases and Hypertension. Dr. Chawla was also the Chief of the Division of Intensive Care Medicine at the Washington D.C. Veterans Affairs Medical Center from 2014 to 2015. During his tenure at George Washington, Dr. Chawla was the designer and lead investigator of a pilot study called the ATHOS (Angiotensin II for the Treatment of High Output Shock) trial, which served as the basis for the Company’s ongoing ATHOS 3 clinical study. Dr. Chawla received his medical degree from the New Jersey Medical School.

Dennis M. Mulroy has been the Chief Financial Officer of the Company since April 2015. Mr. Mulroy has more than 25 years of financial management experience, including leadership positions in publicly traded biotechnology, life sciences, medical service and medical device companies. Prior to joining La Jolla, Mr. Mulroy served as Chief Financial Officer of Taxus Cardium Pharmaceuticals Group Inc. since 2005. Prior to joining Taxus Cardium, Mr. Mulroy served as Chief Financial

Officer of Molecular Imaging, Inc. and SeraCare Life Sciences, Inc., and held financial management positions of increasing responsibility at several other companies. Mr. Mulroy began his career as a Certified Public Accountant with Ernst & Young LLP in San Diego. Mr. Mulroy holds a degree in Business Administration, with an emphasis in Accounting, from the University of San Diego.

Jennifer A. Carver has been the Senior Vice President, Operations of the Company since January 2016. Ms. Carver has more than 20 years of cross-functional leadership experience in pharmaceutical drug development. Ms. Carver joined La Jolla in February 2014 as Senior Director of Project Management, was promoted to Vice President of Project Management in December 2014, and then promoted to Vice President of Operations in June 2015. Prior to joining La Jolla, Ms. Carver was Senior Director of Project Management at Spectrum Pharmaceuticals, Inc., leading the NDA and launch activities for Beleodaq, an FDA-approved, anti-cancer agent, from 2012 to 2014. Previously, she held various roles at Allos Therapeutics, Inc. from 2001 to 2012, including project manager for Folotyn®, an FDA-approved, anti-cancer agent, and leading integration activities following the acquisition of Allos by Spectrum Pharmaceuticals in 2012. Ms. Carver earned her B.S.N. and M.B.A. from the University of Colorado.

CORPORATE GOVERNANCE

Our business affairs are managed under the direction of our Board, which is currently composed of five directors. Consistent with NASDAQ listing requirements, our Board makes an annual determination of the independence of our directors. This determination is made in conjunction with each annual meeting of shareholders and was most recently done in connection with the 2015 Annual Meeting of Shareholders. As of that date (the “Reference Date”), the Board had determined that Mr. Tang, Ms. Douglass, Mr. Johnson and Mr. Rosen are “independent” within the meaning of NASDAQ Marketplace Rules 5605(b) and 5605(a)(2). Dr. Tidmarsh was not deemed to be “independent” because he is our President and Chief Executive Officer. The Board will reassess director independence in connection with the 2016 Annual Meeting of Shareholders and will include its independence determination in the proxy statement for such meeting.

During the year ended December 31, 2015, the Board met or took action by unanimous written consent ten times (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of: (i) the total number of meetings of the Board held during the period for which he or she has been a director; and (ii) the total number of meetings held by all committees of our Board on which he or she served during the periods that he or she served.

Committees of the Board of Directors

Our Board has three standing committees: an audit committee; a compensation committee; and a corporate governance and nominating committee. All committee members have been previously determined by our Board to be independent as of the Reference Date. The committees operate under written charters that are available for viewing on our website at www.ljpc.com, under “Investor Relations.”

Audit Committee. It is the responsibility of the Audit Committee to oversee our accounting and financial reporting processes and the audits of our financial statements. In addition, the Audit Committee assists the Board in its oversight of our compliance with legal and regulatory requirements. The specific duties of the Audit Committee include: monitoring the integrity of our financial process and systems of internal controls regarding finance, accounting and legal compliance; selecting our independent auditor; monitoring the independence and performance of our independent auditor; and providing an avenue of communication among the independent auditor, our management and our Board. The Audit Committee has the authority to conduct any investigation it feels appropriate to fulfill its responsibilities, and it has direct access to all of our employees and to the independent auditor. The Audit Committee also has the ability to retain, at our expense and without further approval of the Board, special legal, accounting or other consultants or experts that it deems necessary in the performance of its duties. The Audit Committee met or took action by unanimous written consent six times in 2015. Craig Johnson is the chair of the Audit Committee and is deemed to be an audit committee financial expert. Robert Rosen and Laura Douglass also sit on the Audit Committee. As of the Reference Date, each member of the Audit Committee met the requirements for independence under the listing standards of the NASDAQ Capital Market and the SEC rules and regulations, as well as meeting the requirements for financial literacy and sophistication under the applicable listing standards.

Compensation Committee. It is the responsibility of the Compensation Committee to assist the Board in discharging the Board’s responsibilities regarding the compensation of our employees and directors. The specific duties of the Compensation Committee include: making recommendations to the Board regarding the corporate goals and objectives relevant to executive compensation; evaluating our executive officers’ performance in light of such goals and objectives; recommending compensation levels to the Board based upon such evaluations; administering our incentive compensation plans, including our equity-based incentive plans; making recommendations to the Board regarding our overall compensation structure, policies and programs; and reviewing the Company’s compensation disclosures. Additional information regarding the processes and procedures of the Compensation Committee is provided below under the caption “Executive Compensation.” The Compensation Committee met or took action by unanimous written consent three times in 2015. Craig Johnson is the chair of the Compensation Committee, and Laura Douglass and Kevin Tang sit on the Compensation Committee as well. As of the Reference Date, each member of the Compensation Committee met the requirements for independence under the listing standards of the NASDAQ Capital Market and the SEC rules and regulations.

Corporate Governance and Nominating Committee. It is the responsibility of the Corporate Governance and Nominating Committee to assist the Board: to identify qualified individuals to become directors of the Board; to determine the composition of the Board and its committees; and to monitor and assess the effectiveness of the Board and its committees. The specific duties of the Corporate Governance and Nominating Committee include: identifying, screening and recommending to the Board candidates for election to the Board; reviewing director candidates recommended by our shareholders; assisting in recruiting qualified director candidates to serve on the Board; monitoring the independence of current directors and nominees; and monitoring and assessing the relationship between the Board and our management with respect to the Board’s ability to function independently of management. The Corporate Governance and Nominating Committee met or took action by unanimous written consent three times in 2015. Kevin Tang is the chair of the Corporate Governance and Nominating Committee, and Laura Douglass and Robert Rosen sit on the Corporate Governance and Nominating Committee as well. As of the Reference Date, each member of the Corporate Governance and Nominating Committee met the requirements for independence under the listing standards of the NASDAQ Capital Market.

Corporate Governance Guidelines

We have adopted a set of Corporate Governance Guidelines that describe a number of our corporate governance practices. The Corporate Governance Guidelines are available for viewing on our website at www.ljpc.com, under “Investor Relations.”

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial and accounting officer, or persons performing similar functions. Our Code of Ethics is posted on our corporate governance website located at www.ljpc.com, under “Investor Relations”. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four (4) business days following the date of the amendment or waiver.

Communications with the Board of Directors

Our shareholders may communicate with our Board or a particular director by sending a letter addressed to the Board or a particular director to: c/o Corporate Secretary, La Jolla Pharmaceutical Company, 10182 Telesis Court, 6th Floor, San Diego, California, 92121. All communications will be compiled by our Corporate Secretary and forwarded to the Board or the director accordingly.

Compensation Committee Interlocks and Insider Participation

During 2015, Dr. Tidmarsh was an employee of the Company. None of our executive officers served as a member of the Compensation Committee or as a director of another entity where such entity’s executive officers served on our Compensation Committee or Board.

Board Leadership Structure; Risk Management

The role of our Chairman of the Board is separate from the Chief Executive Officer. The Board has determined that its structure is appropriate at this time given the Company’s specific characteristics and circumstances, including the Board’s commitment to independent Board and Committee leadership, and to fulfill the Board’s duties effectively and efficiently so that our business receives the undivided attention of the Chief Executive Officer.

Our Board is responsible for oversight of our risk management policies and procedures. We are exposed to a number of risks, including financial risks, strategic and operational risks and risks relating to regulatory and legal compliance. The Board will regularly discuss with management our major risk exposures and the steps management has taken to monitor and control such exposures, including the guidelines and policies to govern the process by which risk assessment and risk management are undertaken, and highlighting any new risks that may have arisen since they last met.

The Board manages exposure risks within various areas including: (i) risks relating to our employment policies and executive compensation plans and arrangements; (ii) financial risks and taking appropriate actions to help ensure quality financial reporting and appropriately conservative investment practices; and (iii) risks associated with the independence of the Board and potential conflicts of interest. The Audit Committee reviews policies with respect to risk assessment and risk management and consults with outside resources as appropriate on other matters that could have a significant impact on the Company’s financial statements. The Audit Committee also reviews policies with respect to financial risk and makes recommendations to the Board. The Board’s administration of its risk oversight function has not affected the Board’s leadership structure, which separates the roles of our Chairman of the Board and our Chief Executive Officer.

Director Nominations

Our Corporate Governance and Nominating Committee regularly assesses the appropriate size of the Board and whether any vacancies on the Board are expected due to retirement or otherwise. In the event that vacancies are anticipated or otherwise arise, the Corporate Governance and Nominating Committee may utilize a variety of methods for identifying and evaluating director candidates. Candidates may come to the attention of the Corporate Governance and Nominating Committee through current directors, professional search firms, shareholders or other persons. Once the Corporate Governance and Nominating Committee has identified a prospective nominee, it will evaluate the prospective nominee in the context of the then-current constitution of the Board and will consider a variety of other factors, including the prospective nominee's business, biotechnology, finance and financial reporting experience, and attributes that would be expected to contribute to an effective Board. The Corporate Governance and Nominating Committee seeks to identify nominees who possess a wide range of experience, skills and areas of expertise, knowledge and business judgment. Our Corporate Governance and Nominating Committee thus considers a broad range of factors relating to the qualifications and background of nominees, which may include diversity, which is not only limited to race, gender or national origin, but also includes diversity of experience and skills. We have no formal policy regarding Board diversity. Our Corporate Governance and Nominating Committee’s priority in selecting directors is identification of persons who will further the interests of our shareholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among directors, and professional and personal experiences and expertise relevant to our growth strategy. Successful nominees must have a history of superior performance or accomplishments in their professional undertakings and should have the highest personal and professional ethics and values. The Corporate Governance and Nominating Committee does not evaluate shareholder nominees differently than any other nominee.

Pursuant to procedures set forth in the Company’s Bylaws, as amended and restated (the “Bylaws”), our Corporate Governance and Nominating Committee will consider shareholder nominations for directors if we receive timely written notice, in proper form, of the intent to make a nomination at a meeting of shareholders. To be timely, the notice must be received within the time frame discussed in our Bylaws. To be in proper form, the notice must, among other matters, include each nominee’s written consent to serve as a director if elected, a description of all arrangements or understandings between the nominating shareholder and each nominee and information about the nominating shareholder and each nominee. A copy of our Bylaws will be provided upon written request to our Corporate Secretary.

Director Attendance at Annual Meetings

Our Board has adopted a policy that encourages our directors to attend our annual shareholder meeting. We held our 2015 annual shareholder meeting on August 19, 2015, and five of the Company’s directors were present.

Report of the Audit Committee

The Audit Committee oversees our financial reporting process. Management has the primary responsibility for the financial statements and the reporting process, including our system of internal control over financial reporting. In fulfilling its oversight responsibilities, the Audit Committee reviewed and discussed the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 with management, including a discussion of the quality, not merely the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

The Audit Committee reviewed our audited financial statements with our independent auditor, which is responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, including a discussion of such matters as are required to be discussed under auditing standards generally accepted in the United States. In addition, the Audit Committee has discussed with the independent auditor its independence, including Statement on Auditing Standards No. 16, as amended (Communication with Audit Committees), from us and our management, including the matters in the written disclosures received by us required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). The Audit Committee has also considered the compatibility of the independent auditor’s provision of non-audit services to us with the auditor’s independence.

The Audit Committee discussed with our independent auditor the overall scope and plan for its audit. The Audit Committee met with the independent auditor, with and without management present, to discuss the results of its examinations, its evaluations of our internal controls and the overall quality of our financial reporting.

Based upon the reviews and discussions referred to above, the Audit Committee recommended that our audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2015 for filing with the SEC. This report is provided by the following directors, who perform the functions of the Audit Committee:

Craig A. Johnson, Chair of Audit Committee
Robert H. Rosen
Laura L. Douglass

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors and officers and persons who own more than 10% of our equity securities are required to report their initial beneficial ownership of our equity securities and any subsequent changes in that beneficial ownership to the SEC. Specific due dates for these reports have been established, and we are required to disclose any known late filings during the year ended December 31, 2015. To our knowledge, based solely upon our review of the copies of such reports required to be furnished to us during the year ended December 31, 2015, all of these reports were timely filed.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Overview

The following Compensation Discussion and Analysis describes the material elements of compensation earned by our three executive officers serving during 2015, which included the Chief Executive Officer, Chief Medical Officer and Chief Financial Officer, who are collectively referred to herein as the Company’s Named Executive Officers. In January 2016, Jennifer Carver was promoted to the position of Senior Vice President, Operations. In that capacity, Ms. Carver is deemed an executive officer. However, because Ms. Carver was not serving as an executive officer at any time during 2015, Ms. Carver is not included as a Named Executive Officer for the year ended December 31, 2015.

Compensation Philosophy and Objectives

Our goal is to provide a competitive total compensation package with significant emphasis on pay for performance. Accordingly, we favor equity and discretionary awards over guaranteed cash compensation in order to drive accomplishments that enhance shareholder value and align the interests of our executive officers and our shareholders. This means that our executive officers will not realize the total potential value of their compensation package unless performance goals, which are directly tied to our corporate performance, are achieved. The Compensation Committee believes that our executive compensation program is appropriately designed and reasonable in light of the executive compensation programs of our peer group companies and responsible in that it is designed to incentivize our management team to achieve our short-term and long-term corporate objectives, while effectively managing business risks and challenges.

Based on the foregoing objectives, executive compensation is based on three primary components: base salary, annual incentive bonuses and equity awards. The Compensation Committee believes that cash compensation in the form of base salary and an annual incentive target bonus provides our executive officers with short-term rewards for success in operations, and that long-term compensation through equity awards (which consists mainly of stock options) aligns the objectives of management with those of our shareholders with respect to long-term performance and success. In addition, our executive officers receive benefits that are generally available to all of our employees. Our compensation-setting process includes reviewing the targeted overall compensation for each executive, and then allocating that compensation between base salary and incentive compensation (annual performance-based cash bonuses and equity incentive awards), based appropriately on industry and salary survey data for public companies of a similar market capitalization, size and stage of clinical development.

With respect to equity awards, these awards typically vest and become exercisable over a period of four years, consisting of an initial one-year cliff-vest, followed by monthly or quarterly vesting. However, we have also used performance-based vesting conditions and the combination of performance and time-based vesting conditions for certain awards, such as the restricted stock grant that was issued to Dr. Tidmarsh in 2013. We believe that long-term value creation, contrasted with short-term gain, presents the best opportunity for employees to profit from these awards. In circumstances where performance-based equity awards have been granted, the events that trigger vesting are generally estimated to be achieved at least one year from the grant date, although shorter performance goals may be used in some cases. The Company has not historically used claw-back provisions or imposed holding periods for vested awards, although the Compensation Committee may consider whether such mechanisms might be appropriate in the future to mitigate risk.

Risk Management and Mitigation

In reviewing the compensation structure in fiscal 2015, we also considered how the Company’s compensation policies may affect the Company’s risk profile and whether compensation policies and practices may encourage risk-taking by employees. More specifically, we considered the general design philosophy of the Company’s policies for employees whose conduct would be most affected by incentives established by compensation policies. In considering these issues, we concluded that the use of performance-based bonuses and long-term equity awards did not appear to create undue risks for the Company or encourage excessive risk-taking behavior on the part of our executive officers.

Roles in Determining Compensation

Compensation Committee

The Compensation Committee has the responsibility of reviewing the appropriateness of the total compensation paid to our executive officers. The Compensation Committee oversaw and approved all compensation arrangements and actions for our key employees in 2015, including the Named Executive Officers. The Compensation Committee has delegated to the Chief Executive Officer certain administrative responsibilities under the Company’s equity compensation plan, allowing the Chief Executive Officer to make equity award grants, and set base salary and annual incentive targets within predetermined guidelines established by the Compensation Committee, to non-officer employees of the Company.

Compensation Consultant

In 2015, the Compensation Committee engaged the services of Barney & Barney, LLC (“B&B”), an independent insurance firm that provides compensation consulting services. The directive for B&B was to assist the Compensation Committee in its review of executive and director compensation practices, including the competitiveness of pay levels, executive compensation design and review, and analysis of competitive data with respect to the Company’s peers in the industry. The Compensation Committee has the final authority to engage and terminate services for consultants it may engage. The decision to engage B&B was not made, or recommended, by the Company’s management; B&B provides insurance brokerage services to the Company outside of its services to the Compensation Committee. The Compensation Committee, after a review of the factors set forth in Section 10C-1of the Securities Exchange Act of 1934, has determined that B&B is independent, and the insurance brokerage work and compensation consulting work performed by B&B did not present any conflicts of interest.

Say-on-Pay

On June 5, 2013, the Company provided shareholders a "say-on-pay" advisory vote on its executive compensation under Section 14A of the Securities Exchange Act of 1934, as amended. At the Company's 2013 annual meeting of shareholders, shareholders expressed substantial support for the compensation of our Named Executive Officer, with approximately 90% of the votes cast for approval of the "say-on-pay" advisory vote. The Compensation Committee carefully evaluated the results of the 2013 advisory vote. The Compensation Committee also considers many other factors in evaluating the Company's executive compensation programs as discussed in this Compensation Discussion and Analysis, including the Compensation Committee's assessment of the interaction of our compensation programs with our corporate business objectives, evaluations of our programs by external consultants, and review of peer group and survey data, each of which is evaluated in the context of the Compensation Committee's fiduciary duty to act as the directors determine to be in shareholders' best interests. While each of these factors bore on the Compensation Committee's decisions regarding our Named Executive

Officer’s compensation, the Compensation Committee did not make any changes to our executive compensation program and policies as a result of the 2013 "say-on-pay" advisory vote. The Company also provided shareholders a “say-on-frequency” advisory vote on June 5, 2013. As previously disclosed, in light of the results of such shareholder vote, the Board adopted a resolution to hold a “say-on-pay” vote every three years. The next “say-on-pay” vote will be held at the Company’s 2016 annual meeting of shareholders.

Base Salary

Executive base salaries are based on job responsibilities, accountability and the experience of the individual. For 2015, the Compensation Committee sought to implement a policy of targeting base salaries for executives, including the Chief Executive Officer, at or near the 50th percentile of salaries of executives with similar roles at similar organizations, based on broad comparative data. In its assessment of executive compensation levels, B&B provided information that indicated that, using the Company’s identified peer group, executive cash compensation was slightly below the 50th percentile.
During its review of base salaries for executives and other key employees, the Compensation Committee primarily considered:

•	market data provided by publicly available industry surveys and B&B to ensure competitive compensation;

•	compensation data for public companies of a similar market capitalization, size and stage of clinical development;

•	individual performance of the executive for the prior year, including achievements and overall contribution to the Company’s growth and business success; and

•	internal review of the executive’s overall compensation relative to other executives at a similar level.

The Compensation Committee considers these factors in the aggregate, without assigning weight to any specific factor, and not every factor was considered for each executive officer.

Salary levels are typically considered annually as part of our performance review process as well as upon promotion or other changes in job responsibilities. Merit increases are awarded based on the Compensation Committee’s subjective overall review of an executive’s performance of his or her job responsibilities. In addition, base salaries are reviewed annually to assure comparability with market practices. Market adjustments generally are reserved for those whose base salaries are substantially below market. In the evaluation of performance during 2014, the Compensation Committee approved an increase of 11.7% for Dr. Tidmarsh's base salary, which was effective commencing with the first pay period in 2015.

Annual Incentive Bonus

The annual performance-based cash bonus for the Named Executive Officers is determined based upon corporate performance and also individual achievements and performance, as warranted. The Compensation Committee, consistent with the overall corporate philosophy of keeping cash compensation for executives at or near the 50th percentile when compared to executives with similar roles at similar organizations, reviewed the target bonus potential payout for the Named Executive Officers together with other generally available market comparative data. The target bonus is set at an incentive level based on the executive’s accountability and potential impact on the Company’s performance. Accordingly, the more control and accountability that an executive has over the Company’s performance, the greater the percentage of that executive’s total compensation is dependent on annual performance-based cash bonus awards. The targeted bonus payout for 2015 set at the beginning of the year was 50% of base salary for Dr. Tidmarsh and 35% of base salary for each of Dr. Chawla and Mr. Mulroy. In determining the annual performance-based cash bonus opportunity for executives, the executive’s annual base salary is multiplied by his target bonus percentage. The resulting amount is then multiplied by the corporate performance percentage approved by the Compensation Committee, which is dependent on the achievement of corporate performance goals, and also potentially adjusted upwards or downwards for individual executives based on their individual contribution toward the corporate results during the relevant year and prorated for their time employed in 2015. For 2015, the Compensation Committee determined that our Named Executive Officers had achieved 85% of their corporate performance goals and individual contribution toward the corporate results. Performance-based cash bonus payouts made to the Named Executive Officers in January 2016 for their performance in 2015 are shown in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table.

For annual performance-based cash bonuses for our executive officers, in any given year, a minimum overall goal achievement of greater than or equal to 50% is required for an executive officer to earn any performance-based cash bonus. The target bonus can be earned if a goal achievement of 100% is obtained; for extraordinary performance in corporate goal achievement, up to 150% of the target bonus for that goal could be awarded. Accordingly, for the Named Executive Officers, there is the potential to receive up to 150% of their overall bonus target. The Compensation Committee retains broad discretion to modify our target goals at any time, including the methodology for calculating the specific bonus amounts. The Compensation Committee may also, in its sole discretion, determine to either increase annual incentive bonus payouts for extraordinary achievement or to reduce payout if economic and business conditions warrant.

Equity Compensation

The executive equity incentive compensation program is designed to promote high performance and achievement of corporate goals by employees on a long-term basis, encourage the growth of shareholder value and allow employees to participate in the long-term success of the Company. As of December 31, 2015, the Company had approximately 59 employees and four non-employee directors who are eligible to receive equity awards. Under the 2013 Equity Incentive Plan, the Board (or a committee thereof, including the Compensation Committee) may grant stock options, shares of stock, restricted stock units, stock appreciation rights and performance awards. In granting these awards, the Board (or a committee thereof, including the Compensation Committee) may establish any conditions or restrictions it deems appropriate.

To date, our Company has generally granted equity to our executive officers and other employees in the form of stock options. These awards will provide compensation only to the extent that the Company’s stock price appreciates over that time. The Compensation Committee has provided the management team with an equity stake in the business, which we believe aligns the long-term interests of the management team with our shareholders. Because a financial gain from stock options is only possible if the price of the Company’s common stock has increased, the Company believes that option grants motivate our executives and other employees to deliver superior performance and focus on behaviors and initiatives that lead to long-term value creation, which benefits all of the Company’s shareholders. The Company typically grants time-based vesting options, but has also granted performance-based stock awards to our Chief Executive Officer and also certain other executives upon occasion.

Stock option award levels are based on option grant guidelines approved by the Board or the Compensation Committee and vary among employees based on their level within the Company and their individual performance. Annual awards of stock options to executives are made as part of the annual review of executive performance, which typically occurs around year end. Newly hired or promoted executives receive their award of stock options on their date of hire/promotion or at the next regularly scheduled Compensation Committee or Board meeting following their hire or promotion date. The Compensation Committee targets stock option award levels for executives, including the Chief Executive Officer, at or near the 75th percentile of long-term incentive awards of executives with similar roles at similar organizations, based on broad comparative data. The Compensation Committee, in line with the Company’s philosophy to encourage long-term value creation, elected to emphasize the equity portion of each executive’s overall total compensation. The grant of options by the Company is unrelated to any anticipated major announcements made by the Company and is thus not influenced by any material, non-public information that may exist at the time of grant.

Following an annual review of compensation that was completed in the first quarter of 2015, Dr. Tidmarsh was granted an option to purchase up to 300,000 shares of the Company's common stock at a price equal to the fair market value of the Company’s common stock on the grant date, for his performance in 2014. This option vests and becomes exercisable with respect to one-quarter of the underlying shares on the first anniversary of the grant date, and the remaining shares are to vest ratably each quarter over the next three years, such that the option is fully vested and exercisable on the fourth anniversary of the grant date, subject to his continued service with the Company through each such vesting date. The option was granted and governed in all respects under the Company’s 2013 Equity Incentive Plan.

In February 2015, Dr. Chawla was granted an option to purchase up to 60,000 shares of the Company’s common stock at a price equal to the fair market value of the Company’s common stock on the grant date, pursuant to a consultancy arrangement, which such consultancy arrangement was subsequently terminated upon the commencement of his employment in July 2015. The option was fully vested with respect to one-quarter of the underlying shares on the grant date, and the remaining shares are to vest ratably each quarter over the next three years, such that the option is fully vested and exercisable on the third anniversary of the grant date, subject to his continued service with the Company through each such vesting date. The option was granted and governed in all respects under the Company’s 2013 Equity Incentive Plan.

In connection with his appointment as Chief Financial Officer in April 2015, Mr. Mulroy was granted an option to purchase up to 60,000 shares of the Company’s common stock at a price equal to the fair market value of the Company’s common stock on the grant date. This option vests and becomes exercisable with respect to one-quarter of the underlying shares on the first anniversary of the grant date, and the remaining shares are to vest ratably each month over the next three years, such that the option is fully vested and exercisable on the fourth anniversary of the grant date, subject to his continued

service with the Company through each such vesting date. This option was granted outside of the Company’s shareholder-approved equity incentive plan, but is governed in all respects as if granted under the Company’s 2013 Equity Incentive Plan.

In August 2015, Dr. Tidmarsh and Dr. Chawla were each granted an option to purchase up to 40,000 shares of the Company's common stock at a price equal to the fair market value of the Company’s common stock on the grant date. The vesting of these options is contingent upon the achievement of a certain performance milestone by the end of 2016, each subject to their continued service with the Company through such vesting date, at which time any unvested shares underlying the options will be canceled. These options were granted and governed in all respects under the Company’s 2013 Equity Incentive Plan.

In August 2015, Dr. Chawla was granted an option to purchase up to 60,000 shares of the Company's common stock at a price equal to the fair market value of the Company’s common stock on the grant date. This option vests and become exercisable ratably each month over the next four years, such that the option is fully vested and exercisable on the fourth anniversary of the grant date, subject to his continued service with the Company through each such vesting date. This option was granted and governed in all aspects under the Company’s 2013 Equity Incentive Plan.

Following an annual review of compensation that was completed in December 2015, Dr. Tidmarsh, Dr. Chawla and Mr. Mulroy were granted an option to purchase up to 289,000, 58,700 and 41,500 shares, respectively, of common stock at a price equal to the fair market value of the Company’s common stock on the grant date for their performance in 2015. These options shall vest and become exercisable with respect to one-quarter of the underlying shares on the first anniversary of the grant date, and the remaining shares are to vest ratably each month over the next three years, such that these options are fully vested and exercisable on the fourth anniversary of the grant date, subject to their continued service with the Company through each such vesting date. These options were granted and governed in all respects under the Company’s 2013 Equity Incentive Plan.

Employee Benefit Program

We have not historically provided special benefits or perquisites to our Named Executive Officers and did not do so in 2015. The Named Executive Officers are eligible to participate in all of the Company’s health, welfare, paid time-off and
401(k) retirement savings benefit programs on the same terms as are available to other employees. These benefit programs are designed to enable the Company to attract and retain its workforce in a competitive marketplace. Health, welfare and paid time-off benefits ensure that the Company has a productive and focused workforce through reliable and competitive health and other benefits. The retirement savings plan helps employees save and prepare financially for retirement.

The Company’s retirement savings plan (“401(k) Plan”) is a tax-qualified retirement savings plan, pursuant to which all employees, including the Named Executive Officers, are able to contribute the lesser of 50% of their annual compensation (as defined) or the limit prescribed by the Internal Revenue Service to the 401(k) Plan on a before-tax basis. The Company matches employee contributions to the 401(k) Plan based on each participant’s contribution during the plan year, up to 3.5% of each participant’s annual compensation.

Employment and Separation Arrangements

From time to time, we have provided executive officers with certain termination and change in control benefits. Where implemented, the Compensation Committee or Board has approved these termination and change in control benefits in order to maintain market-competitive compensation practices and to mitigate some of the risk that exists for executives working in a biopharmaceutical company at our current stage of development and where the possibility exists that we may be acquired if our business efforts succeed. These arrangements are intended to retain highly skilled executives who have, or who may seek, alternatives that may appear to them to be less risky in terms of the potential loss of their position following a merger or sale, particularly where the services of these executive officers may not be required by the acquirer.

A summary of the terms of the arrangements we have with our Named Executive Officers and the potential value of payments upon termination or change in control is provided in this amendment to the annual report on Form 10-K under the headings “Employment Agreements” and “Payments Upon Termination or Change in Control.”

Competitive Market Review

In 2015, the Compensation Committee retained B&B to assist the committee in identifying a selected peer group of companies within the biotechnology/biopharmaceutical industry and with similar identified characteristics to our Company to be used to assess compensation levels for the top senior management positions. B&B was involved with the process of selecting an appropriate peer group for our Company and in collecting and analyzing compensation data of the companies within our peer group. In addition, for some positions, we reviewed other broader market surveys within our industry. While we do not establish compensation levels based solely on comparative data, pay practices at other companies are an important factor that is considered in assessing the reasonableness of compensation and ensuring that our compensation practices are competitive in the marketplace. In compiling the peer group for 2015, the factors that were identified as providing well-defined comparatives to the Company were market capitalization ($400 million to $850 million), current stage of clinical development or business activity (product(s) in Phase 2 and Phase 3 studies, and/or close to potential commercialization) and number of employees ( < 100). While the Compensation Committee reviewed compensation data pertaining to these companies, it determined that elements such as the Company’s diversity of clinical development activities and the level of executive experience should be significant factors in assessing compensation levels, and certain factors such as number of employees or market capitalization might allow for easy categorization, but were not necessarily the most significant factors in determining the relative need by the Company to recruit highly skilled executives. The 20 companies in the peer group identified by B&B for 2015 are listed below.

Array BioPharma, Inc.	BioCryst Pharmaceuticals, Inc.
Blueprint Medicines Corporation	Dermira, Inc.
Enata Pharmaceuticals, Inc.	Epizyme, Inc.
Esperion Therapeutics, Inc.	Geron Corporation
MacroGenics, Inc.	Mirati Therapeutics, Inc.
Omeros Corporation	OncoMed Pharmaceuticals, Inc.
Otonomy, Inc.	Raptor Pharmaceuticals Corporation
Repligen Corporation	Revance Therapeutics, Inc.
Sucamtp Pharmaceuticals, Inc.	Synergy Pharmaceuticals Inc.
TG Therapeutics, Inc.	Xencor, Inc.

Tax Considerations

Deductibility of Executive Compensation. In making compensation decisions affecting our executive officers, the Board has considered our ability to deduct, under applicable federal corporate income tax laws, compensation payments made to executives. Specifically, the Compensation Committee or the Board considered the requirements and impact of Section 162(m) of the Internal Revenue Code, which limits the tax deductibility to us of compensation in excess of $1.0 million in any year for certain executive officers, except for qualified “performance-based compensation” under the Section 162(m) rules. Although the Compensation Committee or the Board may consider the Section 162(m) rules as a factor in determining compensation, these considerations will not necessarily limit compensation to amounts deductible under Section 162(m). In addition, the rules promulgated under Section 162(m) are complicated, and may change from time to time, sometimes with retroactive effect. As such, it cannot be guaranteed that any amounts intended to qualify as “performance-based compensation” under Section 162(m) will so qualify.

Minimum Stock Ownership Requirements

There are no minimum stock ownership guidelines for our executives or employees, although senior members of our management team are encouraged and expected to have a significant direct interest in the value of our common stock through the receipt of equity awards and/or open market purchases, as the case may be. We strive to design our compensation program to stress long-term ownership in Company equity as the means of best aligning the interests of our executives with those of our shareholders.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on this review and discussion, the Compensation Committee recommended that the foregoing Compensation Discussion and Analysis be included in this amendment to the Annual Report on Form 10-K.

Submitted by the Compensation Committee

Craig A. Johnson, Chairman
Laura L. Douglass
Kevin C. Tang

Summary Compensation Table

The following tables and descriptive materials set forth information concerning compensation earned for services rendered to us by our Named Executive Officers during 2015, 2014 and 2013.

Name and Principal Position	Year	Salary	Options Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
George F. Tidmarsh, M.D., Ph.D., President, Chief Executive Officer and Secretary	2015	$525,000	$14,871,700	$223,000	$18,228	$15,637,928
	2014	$470,000	$1,936,979	$235,000	$63,930	$2,705,909
	2013	$420,000	—	$105,000	$70,827	$595,827
Lakhmir S. Chawla, M.D., Chief Medical Officer(4)	2015	$190,000	$5,190,689	$119,000	$52,588	$5,552,277
Dennis M. Mulroy, Chief Financial Officer(5)	2015	$236,513	$2,172,844	$72,000	$9,376	$2,490,733

1.
This column represents the net aggregate grant date fair value, computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 718, for all stock options and awards granted. In 2015, this includes options awarded in February 2015 for 2014 performance, options awarded in December 2015 for 2015 performance, new hire options awarded in 2015 and other options awarded in 2015, all of which are described under “Equity Compensation,” above. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions used in calculating the fair value of the stock options and awards can be found under Note 6 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015. For additional information on stock options awarded, see below under “Outstanding Equity Awards at Year-End.” These amounts reflect the net grant date fair value for these stock options and awards and do not necessarily correspond to the actual value that will be realized by the Named Executive Officer.

2.	The amounts listed represent cash awards earned for the year under the Company’s bonus program.

3.
The amounts in 2015 include the Company contributions to the 401(k) plans for Dr. Tidmarsh, Dr. Chawla and Mr. Mulroy in the amount of $15,806, $4,750 and $7,000, respectively, and life insurance premiums paid by the Company for Dr. Tidmarsh, Dr. Chawla and Mr. Mulroy in the amount of $2,422, $338 and $2,376, respectively. In addition, Dr. Chawla received relocation expenses covered by the Company in the amount of $47,500.

4.	Dr. Chawla joined the Company in July 2015 with an initial annual salary of $380,000.

5.	Mr. Mulroy joined the Company in April 2015 with an initial annual salary of $320,000.

Grants of Plan-Based Awards Table

The following table sets forth certain information regarding grants of plan-based awards during 2015.

Name	Grant Date	Estimated Possible Payout Under Equity Incentive Plan Awards(1)			All Other Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards(2)
		Threshold	Target	Maximum
George F. Tidmarsh, M.D., Ph.D.	2/23/2015	—	—	—	300,000(4)	$19.69	$6,860,870
	8/31/2015	—	40,000	40,000	—	$35.58	$240,609
	12/21/2015	—	—	—	289,000(5)	$28.24	$7,770,221
Lakhmir S. Chawla, M.D.	2/6/2015	—	—	—	60,000	$17.34	$1,329,529
	8/31/2015	—	40,000	40,000	—	$35.58	$240,609
	8/31/2015	—	—	—	60,000	$35.58	$2,042,309
	12/21/2015	—	—	—	58,700(5)	$28.24	$1,578,242
Dennis M. Mulroy(3)	12/21/2015	—	—	—	41,500(5)	$28.24	$1,115,793

1.
Equity incentive plan awards consist of performance-based stock options. The number of shares issuable will range from 0% to 100% based on the achievement of patient enrollment related to the Phase 3 clinical trial for the LJPC-501 program, a 17-month performance period.

2.
This column reflects the aggregate grant date fair value of equity awards granted in 2015 and calculated in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. The assumptions used in calculating the fair value of the stock options and awards can be found under Note 6 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

3.
In April 2015, the Company made a stock option grant of 60,000 shares of common stock with an exercise price of $18.23 and grant date fair market value of $1,057,051. This grant was awarded as an Inducement Grant outside of the 2013 Equity Plan and, therefore, is not included in the above Plan-Based Awards table.

4.	These options were awarded in February 2015 for 2014 performance.

5.	These options were awarded in December 2015 for 2015 performance.

Outstanding Equity Awards at 2015 Year End

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(2)		Option Exercise Price ($)	Option Expiration Date(1)	Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested($)
George F. Tidmarsh, M.D., Ph.D.	67,877	113,123	(3)	—		$10.84	4/3/2024	—	—
	—	300,000	(3)	—		$19.69	2/23/2025	—	—
	—	—		40,000	(2)	$35.58	8/31/2025	—	—
	—	289,000	(4)	—		$28.24	12/21/2025	—	—
	—	—		—		—	—	1,042,679	$28,152,333
Lakhmir S. Chawla, M.D.	26,250	33,750	(5)	—		$17.34	2/6/2025	—	—
	5,000	55,000	(6)	—		$35.58	8/31/2025	—	—
	—	—		40,000	(2)	$35.58	8/31/2025	—	—
	—	58,700	(4)	—		$28.24	12/21/2025	—	—
Dennis M. Mulroy	—	60,000	(4)	—		$18.23	4/6/2025	—	—
	—	41,500	(4)	—		$28.24	12/21/2025	—	—

1.	All stock options expire ten years from the date of grant.

2.
Equity incentive plan awards consist of performance-based stock options. The number of shares issuable will range from 0% to 100% based on the achievement of patient enrollment related to the Phase 3 clinical trial for the LJPC-501 program, a 17-month performance period.

3.
The stock option vests and becomes exercisable with respect to 25% of the underlying shares on the one-year anniversary of the grant date and then vests and becomes exercisable ratably on a quarterly basis over the next three years.

4.
The stock option vests and becomes exercisable with respect to 25% of the underlying shares on the one-year anniversary of the grant date and then vests and becomes exercisable ratably on a monthly basis over the next three years.

5.
The stock option vests and becomes exercisable with respect to 25% of the underlying shares on the date of grant and then vests and becomes exercisable ratably on a quarterly basis over the next three years.

6.	The stock option vests and becomes exercisable with respect to the underlying shares ratably on a monthly basis over four years after the grant date.

Option Exercises and Stock Vested

	Options Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
George F. Tidmarsh, M.D., Ph.D.	—	—	94,790	$1,894,852
Lakhmir S. Chawla, M.D.	—	—	—	—
Dennis M. Mulroy	—	—	—	—

1.
Value realized on exercise of option awards is computed by determining the difference between the closing market price of our common stock on The NASDAQ Global Select Market on the dates of exercise and the exercise price per share exercised.

Pension Benefits

We do not maintain any pension benefits.

Non-qualified Defined Contribution and Other Non-qualified Deferred Compensation Plans

We do not maintain a defined benefit pension plan or a non-qualified deferred compensation plan.

Potential Payments upon Termination or Change in Control

Employment Agreements

The Company entered into an employment agreement with Dr. Tidmarsh on January 19, 2012. The annual base salary was $240,000 for the first year of employment with the Company and was increased to $420,000 on the one-year anniversary of the employment start date. The employment agreement does not provide for any severance or other benefits upon a change of control or any termination of his employment. Under the agreement, an option to purchase the number of shares of common stock equal to 7.5% of the Company’s fully diluted, as-converted shares of common stock was awarded (the “First Option”), subject to the terms and conditions of any applicable award agreements and other restrictions and limitations generally applicable to common stock or equity awards held by Company executives or otherwise imposed by law. Subject to applicable terms and conditions, the First Option was to vest with respect to 25% of the underlying shares on the one-year anniversary of the employment start date, with the remainder vesting monthly, in equal monthly installments, over the three years thereafter. The First Option was exercisable at a price equal to $3.00 per share of common stock. The First Option was canceled on September 24, 2013, and as a replacement for the First Option, Dr. Tidmarsh received shares of restricted stock. This award accelerates upon any termination of Dr. Tidmarsh’s employment without cause or if he elects to terminate his employment with good reason, as shown in the table below.

The Company entered into an employment agreement with Dr. Chawla on July 1, 2015. Dr. Chawla receives an annual salary of $380,000 and is eligible for a target bonus in an amount equal to 35% of his annual base salary. Dr. Chawla received an option to purchase a total of 60,000 shares of the Company’s common stock in February 2015 pursuant to a consultancy arrangement. The option was fully vested with respect to one quarter of the underlying shares on the date of grant, and the remaining shares are to vest quarterly thereafter over the next three years. The option was granted and governed in all respects under the Company’s 2013 Equity Incentive Plan.

The Company entered into an employment agreement with Mr. Mulroy on April 6, 2015. Mr. Mulroy receives an annual salary of $320,000 and is eligible for a target bonus in an amount equal to 35% of his annual base salary. In connection with his appointment as Chief Financial Officer, Mr. Mulroy was granted an option to purchase up to 60,000 shares of the Company’s common stock (the “Inducement Option”). The Inducement Option has an exercise price equal to the fair market value of the Company’s common stock on the date of the grant (the “Inducement Grant Date”). The Inducement Option vests and becomes exercisable: (i) with respect to 15,000 shares, on the first anniversary of the Inducement Grant Date; and (ii) with respect to the remaining shares, ratably each month over the subsequent three years, such that the Inducement Option will be fully vested and exercisable on the fourth anniversary of the Inducement Grant Date. The Inducement Option was granted outside of the Company’s shareholder-approved equity incentive plans, but is governed in all respects as if granted under the Company’s 2013 Equity Incentive Plan.

The following table sets forth information regarding potential payments that would have been made to our Named Executive Officers upon various termination or change in control events assuming such events occurred as of December 31, 2015.

Name	Without Cause or With Good Reason	Without Cause or With Good Reason Within Three Months Before or 12 Months After a Change in Control
George F. Tidmarsh, M.D., Ph.D.
Severance(1)	$—	$—
Benefit continuation	—	—
Accelerated vesting of stock awards(2)	—	32,173,401
Total	$—	$32,173,401
Lakhmir S. Chawla, M.D.
Severance(1)	$—	$—
Benefit continuation	—	—
Accelerated vesting of stock awards(2)	—	326,025
Total	$—	$326,025
Dennis M. Mulroy
Severance(1)	$—	$—
Benefit continuation	—	—
Accelerated vesting of stock awards(2)	—	523,200
Total	$—	$523,200

1.
The executive officers' employment offer letters do not provide for severance benefits upon termination, with or without a change of control. However, pursuant to the terms of the stock options and equity awards, the executive officers, are entitled to accelerated vesting of their equity awards in certain circumstances, as set forth in this table.

2.
Represents the value of in-the-money, unvested equity awards that would have accelerated if the Named Executive Officers were terminated on December 31, 2015, based on the closing price of our common stock of $27.00 on December 31, 2015.

Director Compensation
Our employee directors do not receive any compensation for their Board service.

Director Compensation Table - 2015

The table below sets forth the total compensation paid to our non-employee directors for 2015. Mr. Tang elected to waive all cash compensation for his service as a director.

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awarded(1)(2)	Total
Kevin C. Tang(3)	—	—	$475,136	$475,136
Laura L. Douglass(4)	$60,000	—	$475,136	$535,136
Craig A. Johnson(5)	$60,000	—	$475,136	$535,136
Robert H. Rosen(6)	$60,000	—	$475,136	$535,136
Saiid Zarrabian(7)	$38,167	—	$195,823	$233,990

1.
This column reflects the aggregate grant date fair value of equity awards granted in 2015 and calculated in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. The assumptions used in calculating the fair value of the stock options and awards can be found under Note 6 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

2.
Each non-employee director was granted 10,000 options on February 23, 2015 with an exercise price of $19.69 for a grant date fair value of $195,823 for their service in 2014 and 10,000 options were granted on December 21, 2015 with an exercise price of $28.24 for a grant date fair value of $279,313 for their service in 2015.

3.
As of December 31, 2015, Mr. Tang held option awards representing the right to acquire a total of 38,000 shares of common stock. In addition, Mr. Tang has elected to waive all cash compensation for his service as a director.

4.	As of December 31, 2015, Ms. Douglass held option awards representing the right to acquire a total of 57,000 shares of common stock.

5.	As of December 31, 2015, Mr. Johnson held option awards representing the right to acquire a total of 57,000 shares of common stock.

6.	As of December 31, 2015, Mr. Rosen held option awards representing the right to acquire a total of 38,000 shares of common stock.

7.	Mr. Zarrabian resigned as a director of the Company effective August 19, 2015. As of December 31, 2015, Mr. Zarrabian holds no option awards.

Director Compensation

Retainers and Fees for 2015. Directors who are also our employees receive no extra compensation for their service on the Board. In 2015, our non-employee directors received an annual fee of $60,000, which is paid quarterly. The Chairman of the Board, Mr. Tang, has elected to waive all cash compensation for his service as a director.

Option Grants for 2015. Each of our non-employee directors is eligible to automatically receive, upon becoming a non-employee director, a one-time grant of a non-qualified stock option under the 2013 Plan in an amount to be determined by the Board at an exercise price equal to the fair market value of a share of the common stock on the date of grant. These non-employee director options have a term of 10 years and vest with respect to 1/3rd of the underlying shares on the one-year anniversary of the grant and with respect to the remainder of the underlying shares on a quarterly basis for two years thereafter. There were no such awards granted in 2015. Each non-employee director receives an additional grant annually of a non-qualified stock option in an amount to be determined by the Board. These non-employee director options have a term of 10 years and vest fully on the one-year anniversary of the grant. The exercise price for these additional non-employee director options is the fair market value of our common stock on the date of their grant. All outstanding non-employee director options vest in full immediately prior to any change in control. Each non-employee director is also eligible to receive additional options under the 2013 Plan at the discretion of the Board. These options vest and become exercisable pursuant to the 2013 Plan and the terms of the option grant.

For their service in 2014, each non-employee director was awarded in February 2015 an option to purchase up to 10,000 shares of common stock at $19.69 per share, a price per share equal to the fair value of the common stock on the date of grant. In December 2015 each non-employee director was awarded an option to purchase up to 10,000 shares of common stock at $28.24 per share, a price per share equal to the fair value of the common stock on the date of grant for their service in 2015.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 with respect to shares of our common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	2,258,685	(1)	$22.11	786,525
Equity compensation plans not approved by security holders	60,000	(2)	$18.23	—
Total	2,318,685		$22.01	786,525

1.	Outstanding options to purchase shares of our common stock under the La Jolla Pharmaceutical Company 2013 Equity Incentive Plan.

2.	See our discussion of the Inducement Option above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2016, based on information available to us and filings with the SEC by:

•	Each of our directors;

•	Each of our “named executive officers” as defined by SEC rules;

•	All of our current directors and executive officers as a group; and

•	Each persons or group of affiliated persons known by us to be a beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, shares of common stock issuable under stock options that are exercisable within 60 days of March 31, 2016 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each shareholder named in the following table possesses sole voting and investment power over his, her or its shares of common stock, except for those jointly owned with that person’s spouse. Percentage of beneficial ownership of common stock is based on 18,254,009 shares of common stock outstanding as of March 31, 2016. Unless otherwise noted below, the address of each person listed on the table is c/o La Jolla Pharmaceutical Company, 10182 Telesis Court, 6th Floor, San Diego, California 92121.

Name and Address	Shares of Common Stock Owned(1)	Shares with Right to Acquire Within 60 Days	Total Beneficial Ownership	Percentage of Common Stock
Greater than 5% Shareholders
Tang Capital Partners, LP(2)	3,052,130	—	3,052,130	16.72%
FMR LLC(3)	2,736,226	—	2,736,226	14.99%
RTW Investments, LLC(4)	1,084,416	263,029	1,347,445	7.28%
Visium Balanced Mast Fund, Ltd.(5)	1,182,013	—	1,182,013	6.48%
Broadfin Capital, LLC(6)	1,165,373	—	1,165,373	6.38%
Franklin Resources, Inc.(7)	965,600	—	965,600	5.29%

Directors and Executive Officers
Kevin C. Tang(2)	3,052,130	20,500	3,072,630	16.81%
George F. Tidmarsh, M.D., Ph.D.	1,447,086	184,253	1,631,339	8.85%
Lakhmir S. Chawla, M.D.	485	43,750	44,235	*
Laura L. Douglass	—	38,625	38,625	*
Craig A. Johnson	—	38,625	38,625	*
Robert H. Rosen	—	21,000	21,000	*
Dennis M. Mulroy	—	16,250	16,250	*
Jennifer A. Carver	—	26,971	26,971	*
All Directors and Executive Officers as a group	4,499,701	389,974	4,889,675	26.23%

* Represents beneficial ownership of less than one percent (1%).

1.
Shares of common stock owned are based upon the Company’s review of Statement of Beneficial Ownership Filings on Schedules 13D, 13D/A, 13G and 13G/A, unless otherwise indicated. Shares of common stock owned can vary since the date of such filings.

2.
Based upon a Schedule 13D filed with the SEC on March 7, 2016. The Schedule 13D was jointly filed by Tang Capital Partners, LP, Tang Capital Management, LLC and Kevin Tang. Tang Capital Partners, LP shares voting and dispositive power over such shares with Tang Capital Management, LLC and Kevin Tang. The shares of common stock owned and beneficially owned by Mr. Tang include shares of common stock owned by Tang Capital Partners, LP, and other shares of common stock for which Mr. Tang shares voting and/or dispositive power. Mr. Tang has sole voting and dispositive power over 20,500 shares underlying stock options exercisable within 60 days of March 31, 2016. The beneficial ownership for Tang Capital Partners, LP and Mr. Tang excludes approximately 6,067,299 shares of common stock that are potentially issuable upon conversion of shares of the Company’s Series C-1[2] Convertible Preferred Stock. Mr. Tang’s beneficial ownership excludes an additional approximately 270,693 shares of common stock that are potentially issuable upon conversion of shares of the Company’s Series C-1[2] Convertible Preferred Stock. The shares of Series C-1[2] Convertible Preferred Stock have a limit on the ability of the holder to convert, to the extent that the holder would beneficially own greater than 9.999% of the Company’s common stock following such conversion, provided that the holder has the ability to waive, increase or decrease this limitation on conversion upon providing the Company with 61 days of prior written notice. Mr. Tang disclaims beneficial ownership of all shares reported herein except to the extent of his pecuniary interest therein. The address of the foregoing entities and person is 4747 Executive Drive, Suite 510, San Diego, CA 92121. Mr. Tang is the Chairman of the Board.

3.
Based upon a Schedule 13G/A filed with the SEC on February 12, 2016. The Schedule 13G/A was filed jointly by FMR LLC, Abigail P. Johnson and Select Biotechnology Portfolio. The address of the entities and persons is 245 Summer Street, Boston, MA 02210.

4.
Based upon a Schedule 13G filed with the SEC on February 11, 2016. The Schedule 13G was jointly filed by RTW Investments, LLC, RTW Master Fund, Ltd. and Roderick Wong. RTW Investments, LLC, RTW Master Fund, Ltd.

and Roderick Wong share voting and dispositive power over such shares. The beneficial ownership for RTW Investments, LLC includes approximately 263,029 shares of common stock that are potentially issuable upon conversion of shares of the Company’s Series C-12 Convertible Preferred Stock. The address of the foregoing entities and person is 250 West 55th Street, 16th Floor, Suite A, New York, NY 10019.

5.
Based upon a Schedule 13G filed with the SEC on February 8, 2016. The Schedule 13G was filed jointly by Visium Balanced Master Fund, LTD., Visium Asset Management, LP, JG Asset, LLC and Jacob Gottlieb. Visium Balanced Master Fund, LTD., Visium Asset Management, LP, JG Asset, LLC and Jacob Gottlieb share voting and dispositive power over such shares. The address of the entities and persons is 888 Seventh Avenue, New York, NY 10019.

6.
Based upon a Schedule 13G filed with the SEC on February 12, 2016. The Schedule 13G was jointly filed by Broadfin Capital, LLC, Broadfin Healthcare Master Fund, Ltd. and Kevin Kotler. Broadfin Capital, LLC, Broadfin Healthcare Master Fund, Ltd. and Kevin Kotler share voting and dispositive power over such shares. The address of the forgoing entities and person is 300 Park Avenue, 25th Floor, New York, NY 10022.

7.
Based upon a Schedule 13G filed with the SEC on February 9, 2016. The Schedule 13G was jointly filed by Franklin Resources, Inc., Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisers, Inc. Franklin Advisers, Inc. has sole voting and dispositive power over such shares. The address of the forgoing entities and persons is One Franklin Parkway, San Mateo, CA 94403.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Pursuant to our Code of Ethics, our executive officers, directors and employees must disclose transactions involving actual or apparent conflicts of interest, such as related-party transactions, to the Chairperson of the Audit Committee. Additionally, the Audit Committee is responsible for review and approval of all related-party transactions in which any officer, director or shareholder has a direct or indirect interest and would be required to be disclosed under Item 404(a) of SEC Regulation S-K, and has written policies and procedures for reviewing, approving or ratifying any transaction required to be reported under Item 404(a) of SEC Regulation S-K. In reviewing related-party transactions, the Audit Committee evaluates any transaction in which a “related person” (as defined in Item 404(a) of SEC Regulation S-K) was or is to be a participant and the amount involved exceeds $120,000, and in which the related person had or will have a direct or indirect material interest. The Audit Committee also will consider whether the proposed terms are at least as favorable to the Company as could be obtained from unaffiliated third parties and will confirm that there is a bona fide business purpose for the transaction.

During the year ended December 31, 2015, the Company entered into a services agreement with a third party that is controlled by investment funds affiliated with the Chairman of the Company’s Board. Pursuant to the services agreement, the Company provides certain services to this related party, including, but not limited to, research and development and clinical trial design and management for the project undertaken. In exchange for providing such services, the Company receives payments at a negotiated, arms-length rate that has been reviewed and approved by the Company’s Audit Committee. As a result, the consideration received by the Company for its services is considered to be no less favorable to the Company than comparable terms that the Company could obtain from an unaffiliated third party in an arms-length transaction. The services agreement may be canceled by either party upon 60-days’ written notice to the other party.

During the year ended December 31, 2015, the Company recognized approximately $1.1 million of contract revenue for services and costs provided under the services agreement.

In addition, the Company and the Company’s Chief Executive Officer hold a non-voting profit interest in the related party, which provides the potential to receive a portion of the future distributions of profits, if any, that may be distributed by the third party entity.

Item 14. Principal Accountant Fees and Services.

The following table presents the fees incurred by Squar Milner LLP for services rendered during the fiscal years ended December 31, 2015 and 2014:

	2015	2014
Audit Fees	$177,656	$116,603
Audit-Related Fees	31,402	62,550
Tax Fees	7,910	5,500
Total	$216,968	$184,653

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

Audit-Related Fees. Audit related fees consist of fees paid to Squar Milner in connection with their consents on the Company’s registration statements on Forms S-1, S-3 and S-8.

Tax Fees. Tax fees consist principally of assistance related to tax compliance and reporting.

Pre-approval Policy. Our Audit Committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm for 2015 and 2014 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.	Financial Statements: The financial statements of La Jolla Pharmaceutical Company are included in the Original Form 10-K.

2.
Financial Statement Schedule:  The other financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the Original Form 10-K.

3.
Exhibits: The exhibits listed in the Original Form 10-K are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit has been identified. A list of the exhibits filed with this Amendment is provided below.

Exhibit Number	Description
24.1	Power of Attorney (previously filed)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

La Jolla Pharmaceutical Company

Date:	April 29, 2016	/s/ George F. Tidmarsh
George F. Tidmarsh, M.D., Ph.D.
President, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ George F. Tidmarsh	President and Chief Executive Officer (Principal Executive Officer)	April 29, 2016
George F. Tidmarsh, M.D., Ph.D.

/s/ Dennis M. Mulroy	Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2016
Dennis M. Mulroy

*	Director, Chairman of the Board	April 29, 2016
Kevin C. Tang

*	Director	April 29, 2016
Laura L. Douglass

*	Director	April 29, 2016
Craig A. Johnson

*	Director	April 29, 2016
Robert H. Rosen

* By: /s/ Dennis M. Mulroy
Attorney in Fact