Form 10-Q
period 2016-06-30
LA JOLLA PHARMACEUTICAL CO
filed 2016-08-08
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2016, La Jolla Pharmaceutical Company had 18,254,009 shares of common stock, $0.0001 par value per share, outstanding.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,557	$126,467
Restricted cash	200	237
Prepaid clinical expenses	187	223
Prepaid expenses and other current assets	1,356	618
Total current assets	102,300	127,545
Property and equipment, net	2,257	1,732
Other assets	217	70
Total assets	$104,774	$129,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,256	$2,506
Accrued expenses	2,112	1,224
Accrued payroll and related expenses	795	1,090
Total current liabilities	5,163	4,820
Shareholders’ equity:
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 18,254,009 and 18,244,009 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	2	2
Series C-1[2] Convertible Preferred Stock, $0.0001 par value; 11,000 shares authorized, 3,906 shares issued and outstanding at June 30, 2016 and December 31, 2015, and liquidation preference of $3,906 at June 30, 2016 and December 31, 2015	3,906	3,906
Series F Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized, 2,737 shares issued and outstanding at June 30, 2016 and December 31, 2015, and liquidation preference of $2,737 at June 30, 2016 and December 31, 2015	2,737	2,737
Additional paid-in capital	653,539	646,408
Accumulated deficit	(560,573)	(528,526)
Total shareholders’ equity	99,611	124,527
Total liabilities and shareholders’ equity	$104,774	$129,347

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Contract revenue - related party	$253	$—	$487	$—
Total revenue	253	—	487	—
Expenses
Research and development	12,404	6,686	25,119	11,856
General and administrative	3,466	3,972	7,519	7,769
Total expenses	15,870	10,658	32,638	19,625
Loss from operations	(15,617)	(10,658)	(32,151)	(19,625)
Other income, net	51	8	104	20
Net loss	$(15,566)	$(10,650)	$(32,047)	$(19,605)
Basic and diluted net loss per share	$(0.90)	$(0.70)	$(1.86)	$(1.29)
Shares used in computing basic and diluted net loss per share	17,211	15,251	17,211	15,246

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(32,047)	$(19,605)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	6,960	6,504
Third party share-based compensation expense	86	778
Depreciation expense	310	95
Loss on disposal of equipment	75	—
Changes in operating assets and liabilities:
Restricted cash	37	—
Prepaid clinical expenses	36	1,070
Prepaid expenses and other current assets	(738)	(485)
Other assets	(147)	(57)
Accounts payable	(250)	1,113
Accrued expenses	888	(641)
Accrued payroll and related expenses	(295)	(14)
Net cash used for operating activities	(25,085)	(11,242)

Investing activities
Purchase of property and equipment	(910)	(1,325)
Net cash used for investing activities	(910)	(1,325)

Financing activities
Net proceeds from the exercise of stock options for common stock	85	57
Net cash provided by financing activities	85	57

Net decrease in cash and cash equivalents	(25,910)	(12,510)
Cash and cash equivalents at beginning of period	126,467	48,555
Cash and cash equivalents at end of period	$100,557	$36,045

Supplemental disclosure of cash flow information
Non-cash investing and financing activity:
Conversion of Series F Convertible Preferred Stock into common stock	$—	$61

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2016

1. Business

La Jolla Pharmaceutical Company (collectively with its subsidiaries, the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies intended to significantly improve outcomes in patients suffering from life-threatening diseases. The Company has several product candidates in development. LJPC-501 is the Company’s proprietary formulation of angiotensin II for the potential treatment of catecholamine-resistant hypotension. LJPC-401 is the Company’s novel formulation of hepcidin for the potential treatment of conditions characterized by iron overload, such as hereditary hemochromatosis, beta thalassemia, sickle cell disease and myelodysplastic syndrome. LJPC-30S is the Company’s next-generation gentamicin derivative program that is focused on therapeutics for the potential treatment of serious bacterial infections as well as rare genetic disorders, such as cystic fibrosis and Duchenne muscular dystrophy. The Company was incorporated in 1989 as a Delaware corporation and reincorporated in California in 2012.

The Company has a history of incurring significant operating losses and negative cash flows from operations. Since January 2012, when the Company was effectively restarted with new assets and a new management team, through June 30, 2016, the Company’s cash used in operating activities was $70.0 million. The Company had available cash and cash equivalents of $100.6 million at June 30, 2016. Based on current operating plans and projections, management believes that the available cash and cash equivalents will be sufficient to fund operations into 2018.

2. Summary of Significant Accounting Policies

During the three and six months ended June 30, 2016, there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015, included in the Company's Annual Report on Form 10-K filed with the SEC on February 25, 2016. The accompanying unaudited condensed consolidated financial statements include the accounts of La Jolla Pharmaceutical Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated balance sheet of the Company at June 30, 2016, the condensed consolidated statements of operations for the three and six months ended June 30, 2016, and the condensed consolidated statement of cash flows for the six months ended June 30, 2016. Estimates were made relating to useful lives of fixed assets, valuation allowances, impairment of assets, share-based compensation expense and accruals for clinical trial and research and development expenses. Actual results could differ materially from those estimates. Certain amounts previously reported in the financial statements have been reclassified to conform to the current presentation. Such reclassifications did not affect net loss, shareholders’ equity or cash flows. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Comprehensive Loss

Comprehensive loss for the periods reported was comprised solely of the Company’s net loss. The comprehensive loss for the three and six months ended June 30, 2016 was $15.6 million and $32.0 million, respectively, and for the three and six months ended June 30, 2015 was $10.7 million and $19.6 million, respectively. There were no other changes in equity that were excluded from net loss for all periods presented.

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding, excluding unvested restricted stock awards. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding plus common stock equivalents. Convertible preferred stock, stock options, warrants and unvested restricted stock awards are considered common stock equivalents and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Common stock equivalents are not included in the computation of diluted net loss per share if the inclusion of these securities is anti-dilutive. As of June 30, 2016 and June 30, 2015, there were common stock equivalents of 11.1 million shares and 8.9 million shares, respectively. Common stock equivalents were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard modifies multiple provisions intended to simplify various aspects of accounting for share-based payments including income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in the first quarter of 2017. The adoption of this standard will not have a material impact on the Company’s financial position or results of operations.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess, at each annual and interim reporting period, an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures. ASU 2014-15 will be effective for the Company beginning in the first quarter of 2017. The adoption of this standard will not have a material impact on the Company's financial position or results of operations.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 781): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. The new standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The Company adopted ASU 2014-12 effective as of January 1, 2016, and the adoption of this standard had no impact on the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company in the first quarter of 2018 and allows for full retrospective or a modified retrospective adoption approach. The adoption of this standard will not have a material impact on the Company’s financial position or results of operations.

3. Contract Revenue - Related Party

During the year ended December 31, 2015, the Company entered into a services agreement with a related party. Pursuant to the services agreement, the Company provides certain services to this related party, including, but not limited to, research and development and clinical trial design and management for projects undertaken. In exchange for providing such services, the Company is entitled to receive payments at a negotiated, arms-length rate. As a result, the consideration received by the Company for its services is considered to be no less favorable to the Company than comparable terms that the Company could obtain from an unaffiliated third party in an arms-length transaction. The services agreement may be canceled by either party upon 60-days’ written notice to the other party. In addition, the Company has a non-voting profit interest in the related party, which provides the Company with the potential to receive a portion of the future distributions of profits, if any.

During the three and six months ended June 30, 2016, the Company recognized approximately $0.3 million and $0.5 million, respectively, of contract revenue for services and costs provided under the services agreement.

4. Share-Based Compensation

Share-Based Compensation Expense

Share-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 is based on awards ultimately expected to vest.

Total share-based compensation expense related to all share-based awards for the three and six months ended June 30, 2016 and 2015 was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development:
Stock options	$1,215	$413	$2,476	$972
Restricted stock	—	735	30	1,213
Warrants	4	14	15	25
Research and development share-based compensation expense	1,219	1,162	2,521	2,210
General and administrative:
Stock options	1,559	918	3,269	1,507
Restricted stock	510	1,596	1,129	3,174
Warrants	53	204	127	391
General and administrative share-based compensation expense	2,122	2,718	4,525	5,072
Total share-based compensation expense included in expenses	$3,341	$3,880	$7,046	$7,282

As of June 30, 2016, approximately $33,715,000 of total unrecognized share-based compensation expense related to non-vested stock options remains and is expected to be recognized over a weighted-average period of approximately 3.1 years. As of June 30, 2016, approximately $1,441,000 of total unrecognized share-based compensation expense related to non-vested restricted stock awards remains and is expected to be recognized over a weighted-average period of approximately 8 months.

Stock Option Valuation

The fair value of each stock option award is estimated on the grant date using a Black-Scholes option pricing model (Black-Scholes model), which uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s common stock. Expected life of employee stock options is determined using the “simplified” method. The expected life of non-employee stock options is based on the contractual term of the stock options. Risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the stock options in effect at the time of the grants. Dividend yield is based on the expectation of no future dividend payments by the Company.

The Company estimated the fair value of each stock option grant on the grant date using the Black-Scholes model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2016	2015
Expected volatility	143%	173%
Expected life (years)	5.27 years	6.70 years
Risk-free interest rate	1.3%	1.7%
Dividend yield	—	—

Stock Options

The Company’s 2013 Equity Incentive Plan stock option activity for the six months ended June 30, 2016 is comprised of the following:

	Outstanding Stock Options
	Shares Underlying Stock Options	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2015	2,318,685	$22.01
Granted	207,200	$17.25
Exercised	(10,000)	$8.52
Forfeited	(46,900)	$25.75
Outstanding at June 30, 2016	2,468,985	$21.59

As of June 30, 2016, there were 626,225 shares available for future grants under the 2013 Equity Incentive Plan.

Restricted Stock Awards

The Company’s restricted stock award activity for the six months ended June 30, 2016 is comprised of the following:

	Number of Shares	Weighted- Average Grant Date Fair Market Value
Unvested at December 31, 2015	1,072,899	$13.00
Vested	(30,220)	$5.53
Unvested at June 30, 2016	1,042,679	$13.22

Warrants

At June 30, 2016, the Company had 68,000 warrants outstanding. During the six months ended June 30, 2016, the Company issued a warrant to purchase up to 17,000 shares of the Company’s common stock to an outside third party at a price equal to the fair market value of the Company's common stock on the grant date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, all references to “we,” “our,” “us,” “La Jolla” and the “Company” refer to La Jolla Pharmaceutical Company, a California corporation, and its subsidiaries.

Forward-Looking Statements

The forward-looking statements in this report involve significant risks, assumptions and uncertainties, and a number of factors, both foreseen and unforeseen, which could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. Accordingly, you should not rely upon forward-looking statements as predictions of future events. Forward-looking statements include, but are not limited to, statements regarding our expectations around timing of commencement and completion of clinical trials, the ability to successfully develop drug candidates, our ability to obtain orphan drug status or other regulatory approvals, and the expected duration over which our cash balances will fund our operations. The outcomes of the events described in these forward-looking statements are subject to the risks, uncertainties and other factors described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the “Risk Factors” section contained in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission, or SEC, on February 25, 2016, and in other reports and registration statements that we file with the SEC from time to time. We expressly disclaim any intent to update forward-looking statements.

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

•
Results of Operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the three and six months ended June 30, 2016 to the results for the three and six months ended June 30, 2015.

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

Program Overview

LJPC-501

LJPC-501 is our proprietary formulation of angiotensin II. Angiotensin II, the major bioactive component of the renin-angiotensin system, serves as one of the body’s central regulators of blood pressure. We are developing LJPC-501 for the treatment of catecholamine-resistant hypotension (CRH), which is an acute, life-threatening condition in which blood pressure drops to dangerously low levels in patients who respond poorly to current treatments. Angiotensin II has been shown to raise blood pressure in a randomized, placebo-controlled clinical trial in CRH, which was published in the journal Critical Care. We have conducted preclinical pharmacology studies that have demonstrated that catecholamine resistance may be in part a result of reduced endogenous production of angiotensin II. In October 2014, we presented positive data from a preclinical study of LJPC-501 for the treatment of CRH.

We initiated a Phase 3 trial of LJPC-501 for the treatment of CRH, called the ATHOS (Angiotensin II for the Treatment of High-Output Shock) 3 trial, in March 2015. Prior to commencing ATHOS 3, we reached agreement with the U.S. Food and Drug Administration (FDA) on a Special Protocol Assessment (SPA) for this multicenter, randomized, double-blind, placebo-controlled, Phase 3 trial. In accordance with the SPA, the primary efficacy endpoint for the ATHOS 3 registration trial is increase in blood pressure at three hours. The ATHOS 3 trial is designed to enroll approximately 315 patients. Patients are to be randomized in a 1:1 fashion to receive either: (i) LJPC-501 plus standard-of-care vasopressors; or (ii) placebo plus standard-of-care vasopressors. Randomized patients are to receive their assigned treatment via continuous IV infusion for up to seven days. The primary efficacy endpoint in the study is to compare the change in mean arterial pressure in patients with CRH who receive an IV infusion of LJPC-501 plus standard-of-care vasopressors to those that receive an IV infusion of placebo plus standard-of-care vasopressors. Secondary endpoints include comparison of changes in cardiovascular Sequential Organ Failure Assessment (SOFA) scores and the safety and tolerability of LJPC-501 in patients with CRH. We expect to report top-line results from ATHOS 3 in the first quarter of 2017.

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

LJPC-401 has been shown to be effective in reducing serum iron in preclinical testing. In October 2015, we initiated a Phase 1 trial of LJPC-401 in patients at risk of iron overload due to conditions such as HH, beta thalassemia, SCD and MDS. In January 2016, we reported interim results from this study that suggested a dose-dependent reduction in serum iron following a single dose of LJPC-401. We expect to report results from our Phase 1 trial in September 2016.

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

Following a pre-investigational new drug (IND) meeting with the FDA, we have received guidance that we may proceed with a proposed Phase 1 trial following the submission of an IND application.

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

Results of Operations

The following summarizes the results of our operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contract revenue - related party	$253	$—	$487	$—
Research and development expense	(12,404)	(6,686)	(25,119)	(11,856)
General and administrative expense	(3,466)	(3,972)	(7,519)	(7,769)
Other income, net	51	8	104	20
Net loss	$(15,566)	$(10,650)	$(32,047)	$(19,605)

Contract Revenue - Related Party

During the year ended December 31, 2015, we entered into a services agreement with a related party. Pursuant to the services agreement, we provide certain services to this related party, including, but not limited to, research and development and clinical trial design and management for projects undertaken. Contract revenue is a function of our available resources and the availability of potential projects identified by our customer. As such, this revenue may be significantly reduced in future periods. In exchange for providing such services, we receive payments at a negotiated, arms-length rate. As a result, the consideration received by us for our services is considered to be no less favorable to us than comparable terms that we could obtain from an unaffiliated third party in an arms-length transaction. The services agreement may be canceled by either party upon 60-days’ written notice to the other party. In addition, we have a non-voting profit interest in the related party, which provides us with the potential to receive a portion of the future distributions of profits, if any.

Research and Development Expense

The following summarizes our research and development expense for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Clinical development costs	$6,311	$3,116	$13,302	$6,040
Personnel and related costs	2,861	1,389	5,377	2,274
Share-based compensation expense	1,219	1,162	2,521	2,210
Technology in-licensing costs	—	6	185	35
Other research and development costs	2,013	1,013	3,734	1,297
Total research and development expense	$12,404	$6,686	$25,119	$11,856

For the three and six months ended June 30, 2016, research and development expense increased to $12.4 million and $25.1 million, respectively, from $6.7 million and $11.9 million for the same periods in 2015, respectively. The increase was primarily due to increased clinical development costs associated with the Phase 3 trial of LJPC-501 for the treatment of CRH, clinical development costs associated with the Phase 1 trial of LJPC-401 in patients at risk of iron overload and preclinical costs associated with the LJPC-30S program. Increases in personnel costs and share-based compensation expense associated with the support of our increased development activities also contributed to the increase in research and development expense. We anticipate research and development expense to increase throughout 2016, due to planned increases in personnel to support the continuation of our ongoing clinical trials of LJPC-501 and LJPC-401, the initiation of additional clinical trials and ongoing development of our product candidates and additional programs that we have acquired.

General and Administrative Expense

The following summarizes our general and administrative expense for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Personnel and related costs	$779	$701	$1,699	$1,233
Share-based compensation expense	2,122	2,718	4,525	5,072
Other general and administrative expense	565	553	1,295	1,464
Total general and administrative expense	$3,466	$3,972	$7,519	$7,769

During the three and six months ended June 30, 2016, general and administrative expense decreased to $3.5 million and $7.5 million, respectively, from $4.0 million and $7.8 million for the same periods in 2015, respectively. The decrease was primarily due to decreased share-based compensation expense, partially offset by increased personnel costs associated with the support of our increased development activities. We anticipate total general and administrative expense, excluding share-based compensation expense, to increase throughout 2016, as the result of year-over-year increases in personnel to support our operations in light of the additional programs that we have acquired or are developing.

Liquidity and Capital Resources

Since January 2012, when La Jolla was effectively restarted with new assets and a new management team, through June 30, 2016, our cash used in operating activities was $70.0 million. From inception through June 30, 2016, we have incurred a cumulative net loss of approximately $560.6 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through June 30, 2016, we have raised approximately $586.1 million in net proceeds from the sales of equity securities.

As of June 30, 2016, we had $100.6 million in cash and cash equivalents, compared to $126.5 million of cash and cash equivalents at December 31, 2015. Cash used in operating activities for the six months ended June 30, 2016 was $25.1 million, compared to $11.2 million for the same period in 2015. The increase was primarily due to increased research and development activities. For the six months ended June 30, 2016, we used approximately $0.9 million of cash for investing activities related to purchases of property and equipment, compared to $1.3 million for the same period in 2015. At June 30, 2016, we had positive working capital of approximately $97.1 million, compared to positive working capital of approximately $122.7 million at December 31, 2015. The decrease in our cash and cash equivalents and working capital was primarily due to cash used for operating and investing activities.

Based on our cash and working capital as of June 30, 2016 and our current operating plans and projections, we believe that the available cash and cash equivalents will be sufficient to fund operations into 2018. To fund future operations to the point where we are able to generate positive cash flow from the sales or out-licensing of our drug candidates, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public and private equity and debt financings or other sources, such as potential collaboration agreements. We cannot provide assurance that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through equity securities offerings, there can be no assurance that we will be able to do so in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates. There were no substantial changes to our market risks in the six months ended June 30, 2016, when compared to the disclosures in Item 7A of our Annual Report Form 10-K for the year ended December 31, 2015, filed with the SEC, on February 25, 2016.

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

La Jolla Pharmaceutical Company

Date:	August 8, 2016	/s/ George F. Tidmarsh
George F. Tidmarsh, M.D., Ph.D.
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

/s/ Dennis M. Mulroy
Dennis M. Mulroy
Chief Financial Officer
(Principal Financial and Accounting Officer)