Form 10-K
period 2016-12-31
LA JOLLA PHARMACEUTICAL CO
filed 2017-02-23
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No   ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2016 totaled approximately $220,069,000. As of February 17, 2017, there were 18,261,557 shares of the Company’s common stock, $0.0001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which proxy statement is expected to be filed not later than 120 days after the end of the fiscal year covered by this report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “expects,” “suggests,” “may,” “should,” “potential,” “designed to,” “will” and similar references. These statements relate to future events or the Company’s anticipated future results of operations. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from these forward-looking statements. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in the Company’s filings with the U.S. Securities and Exchange Commission (SEC), all of which are available free of charge on the SEC’s website www.sec.gov. These risks include, but are not limited to, risks relating to: the timing for commencement of preclinical studies and clinical trials, the anticipated timing for completion of such studies and trials, and the anticipated timing for regulatory actions; the success of future development activities for LJPC-501, LJPC-401, and LJPC-30S; potential indications for which LJPC-501, LJPC-401, and LJPC-30S may be developed; and the expected duration over which the Company’s cash balances will fund its operations.

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

Forward-looking statements contained in this Annual Report on Form 10-K speak as of the date hereof, and we do not undertake to update any of these forward-looking statements to reflect a change in our views or events or circumstances that occur after the date of this Annual Report on Form 10-K. In addition, please see the “Risk Factors” section of this Annual Report on Form 10-K. These risk factors may be updated from time to time by our future filings under the Exchange Act.

PART I

In this report, all references to “we,” “our,” “us,” “La Jolla” and “the Company” refer to La Jolla Pharmaceutical Company, a California corporation.

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

LJPC-501

LJPC-501 is our proprietary formulation of angiotensin II. Angiotensin II, the major bioactive component of the renin-angiotensin system, serves as one of the body’s central regulators of blood pressure. We are developing LJPC-501 for the treatment of catecholamine-resistant hypotension (CRH), which is an acute, life-threatening condition in which blood pressure drops to dangerously low levels in patients who respond poorly to current treatments. Angiotensin II has been shown to raise blood pressure in a pilot, randomized, placebo-controlled clinical trial in CRH, which was published in the journal Critical Care. We have conducted preclinical pharmacology studies that have demonstrated that catecholamine resistance may be in part a result of reduced endogenous production of angiotensin II. In October 2014, we presented positive data from a preclinical study of LJPC-501 for the treatment of CRH.

We initiated a Phase 3 trial of LJPC-501 for the treatment of CRH, called the ATHOS (Angiotensin II for the Treatment of High-Output Shock) 3 Phase 3 trial, in March 2015. Prior to commencing the ATHOS 3 Phase 3 trial, we reached agreement with the U.S. Food and Drug Administration (FDA) on a Special Protocol Assessment (SPA) for this multicenter, randomized, double-blind, placebo-controlled, Phase 3 trial. In accordance with the SPA, the primary efficacy endpoint for the ATHOS 3 Phase 3 registration trial is increase in blood pressure at three hours. In the ATHOS 3 Phase 3 trial, patients were randomized in a 1:1 fashion to receive either: (i) LJPC-501 plus standard-of-care vasopressors; or (ii) placebo plus standard-of-care vasopressors. Randomized patients received their assigned treatment via continuous IV infusion for up to seven days. The primary efficacy endpoint in the trial is to compare the change in mean arterial pressure in patients with CRH who received an IV infusion of LJPC-501 plus standard-of-care vasopressors to those that received an IV infusion of placebo plus standard-of-care vasopressors. Secondary endpoints include comparison of changes in cardiovascular Sequential Organ Failure Assessment (SOFA) scores and the safety and tolerability of LJPC-501 in patients with CRH.

The ATHOS 3 Phase 3 trial completed enrollment of 344 patients in the fourth quarter of 2016. We expect to report top-line results from the ATHOS 3 Phase 3 trial in the first quarter of 2017. If the results from the study are positive, we expect to file a New Drug Application (NDA) for LJPC-501 with the FDA before the end of 2017.

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

In September 2016, we reported positive results from a Phase 1 trial of LJPC-401 in patients at risk of iron overload suffering from HH, thalassemia and SCD. Single, escalating doses of LJPC-401 were associated with a dose-dependent, statistically significant reduction in serum iron. LJPC-401 was well tolerated with no dose-limiting toxicities. Injection-site reactions were the most commonly reported adverse event and were all mild or moderate in severity, self-limiting, and fully resolved.

Also in September 2016, we announced that we reached agreement with the European Medicines Agency (EMA) on the design of a pivotal trial of LJPC-401. The pivotal trial will be a randomized, controlled, multicenter trial in beta thalassemia patients suffering from iron overload, a major unmet need in an orphan patient population. The primary endpoint will be a clinically relevant measurement directly related to iron overload. We plan to initiate this trial in mid-2017. In 2015, the EMA Committee for Orphan Medicinal Products (COMP) designated LJPC-401 as an orphan medicinal product for the treatment of beta thalassemia intermedia and major. In 2016, the EMA COMP designated LJPC-401 as an orphan medicinal product for the treatment of SCD.

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of any of our product candidates. We rely on a small number of third-party manufacturers to produce our compounds and expect to continue to do so to meet the requirements of our product candidates. We do not have long-term agreements with any of these third parties. In all of our manufacturing agreements, we require that third-party contract manufacturers produce active pharmaceutical ingredients (API) and finished products in accordance with the FDA's current Good Manufacturing Practices (cGMP) and all other applicable laws and regulations. We maintain confidentiality agreements with potential and existing manufacturers in order to protect our proprietary rights related to our drug candidates.

With regard to our lead product candidate, LJPC-501, we utilize third parties to manufacture API, formulate, fill and finish, and perform the analytical release testing of the drug product. To date, LJPC-501 has been manufactured in small quantities for preclinical studies and clinical trials. If LJPC-501 is approved for commercial sale, we will need to manufacture the product in larger quantities. Commercial scale-up of manufacturing requires additional process development and validation, which is subject to FDA review prior to commercial use. We are currently in the process of completing scale-up and process validation work. If approved, the commercial success of LJPC-501 will be dependent upon the ability of our contract manufacturers to produce cGMP-compliant API and drug product in commercial quantities and at competitive costs. If LJPC-501 is approved for commercial use, we plan to continue to scale-up manufacturing through third-party manufacturers, with the objectives of realizing important economies of scale and security of supply. These scale-up activities will take time to implement, require additional capital investment, process development, validation, and FDA review. We cannot guarantee that we will be successful in achieving competitive manufacturing costs through such scale-up activities.

Patents and Proprietary Technologies

Patents and other proprietary rights are important to our business. As part of our strategy to protect our current product candidates and to provide a foundation for future products, we have filed a number of patent applications and have licensed rights from third parties for other patent applications related to our product candidates.

As of December 31, 2016, we owned or had the rights to 31 issued patents (19 U.S. and 12 foreign) and 115 pending applications (29 U.S. and 86 foreign). These patents and patent applications owned or licensed by us cover our LJPC-501, LJPC-401, and LJPC-30S programs, as well as other programs (discontinued GCS-100 and LJPC-1010 and new development programs).

	United States			Foreign
Description	Issued	Pending	Expiration	Issued	Pending	Expiration
LJPC-501	3	8	2029 - 2037	—	26	2034 - 2036
LJPC-401	1	6	2022 - 2037	11	2	2022
LJPC-30S	1	2	2027 - 2037	—	1	N/A
Other	14	13	2025 - 2037	1	57	2025 - 2036

In addition to those above, we plan to file additional patent applications that, if issued, would provide further protection for our LJPC-501, LJPC-401 and LJPC-30S programs. Although we believe the bases for these patents and patent applications are sound, they are untested, and there is no assurance that they will not be successfully challenged. There can be no assurance that any patent previously issued will be of commercial value, that any patent applications will result in issued patents of commercial value, or that our technology will not be held to infringe patents held by others.

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

The FDA testing and approval process requires substantial time, effort and money. We cannot assure you that any of our product candidates will ever obtain approval. The FDA approval process for new drugs includes, without limitation:

•	preclinical studies;

•	submission in the U.S. of an IND for clinical trials conducted in the U.S.;

•	adequate and well-controlled human clinical trials to establish safety and efficacy of the product;

•	review of an NDA in the U.S.; and

•	inspection of the facilities used in the manufacturing of the drug to assess compliance with the FDA’s current cGMP regulations.
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

Once issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the safety or effectiveness of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA may also request or require additional Phase 4 clinical trials after a product is approved. The results of Phase 4 clinical trials can confirm the effectiveness of a product candidate and can provide important safety information to augment the FDA’s voluntary adverse drug reaction reporting system. Any products manufactured or distributed by us pursuant to FDA approvals would be subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we, or our present or future suppliers, will be able to comply with the cGMP regulations and other FDA regulatory requirements.

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

Clinical Trial Conduct and Product Approval Regulation in Non-U.S. Jurisdictions

In addition to regulations in the U.S., we may be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Our clinical trials conducted in the EU must be done under a clinical trial application (CTA), which must be supported by an Investigational Medicinal Product Dossier (IMPD), and the oversight of an ethics committee. If we market our products in foreign countries, we also will be subject to foreign regulatory requirements governing marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product approval, pricing and reimbursement vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained before manufacturing or marketing the product in those countries. The approval process varies from country to country and the time required for such approvals may differ substantially from that required for FDA approval. There is no assurance that any future FDA approval of any of our product candidates will result in similar foreign approvals or vice versa. The process for clinical trials in the EU is similar, and trials are heavily scrutinized by the designated ethics committee.

Section 505(b)(2) Applications

Some of our product candidates may be eligible for submission of applications for approval under the FDA’s Section 505(b)(2) approval process, which provides an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, and allows approval of NDAs that rely, at least in part, on studies that were not conducted by or for the applicant and to which the applicant has not obtained a right of reference. Such studies can be provided by published literature, or the FDA can rely on previous findings of safety and efficacy for a previously approved drug. If the 505(b)(2) applicant can establish that reliance on the FDA's previous approval is scientifically appropriate, it may eliminate the need to conduct certain preclinical studies or clinical trials of the new product. Section 505(b)(2) applications may be submitted for drug products that represent a modification (e.g., a new indication or new dosage form) of an eligible approved drug. In such cases, the additional information in 505(b)(2) applications necessary to support the change from the previously approved drug is frequently provided by new studies submitted by the applicant. Because a Section 505(b)(2) application relies in part on previous studies or previous FDA findings of safety and effectiveness, preparing 505(b)(2) applications is generally less costly and time-consuming than preparing an NDA based entirely on new data and information from a full set of clinical trials. The FDA may approve the new product candidate for all, or some, of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. The law governing Section 505(b)(2) or FDA’s current policies may change in such a way as to adversely affect our applications for approval that seek to utilize the Section 505(b)(2) approach. Such changes could result in additional costs associated with additional studies or clinical trials and delays.

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

Employees

As of February 17, 2017, we employed 105 regular full-time employees, 83 of whom are engaged in research and clinical development activities, and 22 of whom are in marketing, finance, information technology, human resources and administration.

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

I. RISK FACTORS RELATING TO THE COMPANY AND THE INDUSTRY IN WHICH WE OPERATE

We are substantially dependent upon the approval and commercial success of LJPC-501.

The success of our business is largely dependent upon our ability to develop and commercialize LJPC-501, our most advanced product candidate. We have invested a significant portion of our time and financial resources into the development of LJPC-501, which is being developed for the treatment of catecholamine-resistant hypotension (CRH). In the first quarter of 2017, we expect to report top-line results from our ATHOS 3 Phase 3 trial, which is evaluating the efficacy and safety of LJPC-501 for the treatment of CRH. If the results of this study are negative or inconclusive, we may be unable to file an NDA seeking approval of LJPC-501 for regulatory approval. Further, even if the ATHOS 3 Phase 3 trial results are positive, there can be no assurance that the FDA or any other regulatory agency will approve LJPC-501 for commercialization. More specifically, the FDA’s review of any potential NDA submission may not produce positive decisions as to whether LJPC-501 is safe and effective in its proposed use(s) and whether its benefits outweigh the risks.

Our ability to generate revenue in the next several years and our future success, in large part, depends on the success of the ATHOS 3 Phase 3 trial, the approval of LJPC-501, the nature of any potential requirements for post-approval studies and the successful commercialization of LJPC-501, if approved. We will not be able to commercialize LJPC-501 unless the ATHOS 3 Phase 3 trial is successful and, if successful, until we obtain regulatory approval in the United States. Delays in obtaining regulatory approval for LJPC-501, or the issuance of a complete response letter by the FDA, would, among other consequences, delay the launch of LJPC-501 and may impact our ability to raise additional capital, which would have a material adverse effect on our business and financial condition.

The commercial success of LJPC-501 and any other current or future product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of LJPC-501 and any other product candidates will depend in part on physicians, patients, third-party payors and others in the medical community accepting our product candidates as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy of the product as demonstrated in clinical trials and potential advantages over competing treatments;

•	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;

•	the clinical indications for which approval is granted;

•	the relative convenience and ease of administration;

•	the cost of treatment, particularly in relation to competing treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support and timing of market introduction of competitive products;

•	the publicity concerning our products or competing products and treatments; and

•	sufficient third-party insurance coverage and reimbursement.

Even if a potential product such as LJPC-501 displays a favorable efficacy and safety profile in nonclinical and clinical trials, market acceptance of the product will not be fully known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of the product candidates may require significant resources and may never be successful. If LJPC-501 or other product candidates are approved but fail to achieve an adequate level of acceptance by physicians, patients, third-party payors and others in the medical community, we will not be able to generate sufficient revenue to become or remain profitable.

We have only limited assets and will need to raise additional capital before we can expect to become profitable.

As of December 31, 2016, we had minimal revenue sources, an accumulated deficit of $606.7 million and available cash and cash equivalents of $65.7 million. To fund future operations to the point where we are able to generate positive cash flow from the sales or out-licensing of our drug candidates, we will need to raise significant additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public and private equity and debt financings or other sources, such as potential licenses or other collaboration agreements. We cannot assure you that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through equity securities offerings, there can be no assurance that we will be able to do so in the future. If we are unable to raise additional capital to fund our clinical development, commercialization of LJPC-501, if approved, and other business activities, we could be forced to abandon one or more programs and curtail or cease our operations.

We have never generated any revenue from product sales and may never be profitable.

We have no products approved for commercialization and have never generated any revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize LJPC-501 or our other product candidates in development. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:

•	successfully completing research and nonclinical and clinical development of our product candidates;

•	obtaining regulatory and marketing approvals for product candidates for which we complete clinical trials;

•	launching and commercializing product candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;

•	obtaining market acceptance of our product candidates as viable treatment options;

•	addressing any competing technological and market developments;

•	identifying, assessing, acquiring or developing new product candidates;

•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;

•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and

•	attracting, hiring and retaining qualified personnel.

Even if LJPC-501 or one of our other product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory agencies, domestic or foreign, to change our manufacturing processes or assays, or to perform clinical, nonclinical or other types of studies in addition to those that we currently anticipate. In cases where we are successful in obtaining regulatory approvals to market LJPC-501 or one of our other product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. Additionally, if we are not able to generate revenue from the sale of any approved products, we may never become profitable.

We currently have no marketing and sales force. If we are unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell LJPC-501 or other product candidates that may be approved, we may not be able to effectively generate product revenues.

If the ATHOS 3 Phase 3 study is successful and LJPC-501 is approved for commercialization, we currently intend to seek to commercialize this product in the United States directly. However, we currently do not have a marketing or sales team for the marketing, sales and distribution of any product candidates. In order to commercialize LJPC-501, if approved or any other product candidates that may be approved, we must build, on a territory-by-territory basis, marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If LJPC-501 receives regulatory approval, we intend to establish an internal sales and marketing team with technical expertise and supporting distribution capabilities to commercialize this product, which will be expensive and time-consuming and will require significant attention of our leadership team to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of LJPC-501 and any other products for which we may obtain marketing approval. Additionally, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment or in lieu of our own sales force and distribution systems. If, when needed, we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing LJPC-501 or other product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

The technology underlying our compounds is uncertain and unproven.

The development efforts for LJPC-501, LJPC-401, and LJPC-30S are based on unproven technologies and therapeutic approaches that have not been widely tested or used. To date, no products that use the technology underlying these drug candidates have been approved or commercialized. Application of our technology to treat life-threatening diseases is in early stages. Preclinical studies and future clinical trials of these product candidates may be viewed as a test of our entire approach to developing therapies for patients suffering from life-threatening diseases. If our product candidates do not work as intended, or if the data from our future clinical trials indicate that our product candidates are not safe and effective, the applicability of our technology for successfully treating life-threatening diseases will be highly uncertain. As a result, there is a significant risk that our therapeutic approaches will not prove to be successful, and there can be no guarantee that our drug technologies will result in any commercially successful products.

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

We do not manufacture our drug candidates nor do we plan to develop any capacity to do so. We contract with third-party manufacturers to manufacture all of our drug candidates, and we would expect to rely on these third-party manufacturers to produce commercial quantities of LJPC-501, if it is approved for marketing. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, which include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. The third-party manufacturers we contract with may not perform as agreed or may terminate their agreements with us.

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

If LJPC-501 or other product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the U.S. and requirements of comparable foreign regulatory authorities.

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

Our estimates of the potential market opportunity for each of our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research reports and other surveys. For example, if LJPC-501 is approved, we expect it will be indicated for use only in hypotension patients who have failed to respond to conventional catecholamine therapies. However, determining the approximate number of hypotension patients in a given market who will be catecholamine-resistant requires numerous estimates and assumptions. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of these assumptions proves to be inaccurate, then the actual market for our product candidates could be smaller than our estimates of our potential market opportunity. If the actual market for our product candidates is smaller than we estimate, our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

If we obtain FDA approval for LJPC-501 or any of our other product candidates and begin commercializing those products in the U.S., our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal FCA and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

Recently enacted and future legislation may increase the difficulty and cost needed to obtain marketing approval, and the subsequent commercialization, of our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

For example, in 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, (collectively, the “PPACA”). Among the provisions of the PPACA of importance to our potential product candidates are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;

•	extension of manufacturers’ Medicaid rebate liability;

•	expansion of eligibility criteria for Medicaid programs;

•	new requirements to report financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes included aggregate reductions of Medicare payments to providers of up to 2% per fiscal year. Additionally, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, while the healthcare reform agenda and policies of the new Trump administration are not fully known, it is possible that additional regulatory changes, as well as the repeal (in whole or in part) of the PPACA, could negatively affect insurance coverage and/or drug prices. These new laws may result in additional reductions in Medicare and other healthcare funding.

We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Additionally, legislation has been introduced to repeal the PPACA. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

II. RISK FACTORS RELATED SPECIFICALLY TO OUR STOCK

As of December 31, 2016, we had approximately 18.3 million shares of common stock outstanding and currently may be required to issue up to a total of approximately 10.7 million additional shares of common stock upon conversion of existing convertible preferred stock and upon exercise of outstanding stock option grants and warrants. Such an issuance would be significantly dilutive to our existing common shareholder. You will experience further dilution if we issue additional equity securities in future fundraising transactions.

As of December 31, 2016, there were approximately 3,906 shares of Series C-12 Convertible Preferred Stock and approximately 2,737 shares of Series F Convertible Preferred Stock issued and outstanding. In light of the conversion rate of our preferred stock (approximately 1,724 shares of common stock are issuable upon the conversion of one share of Series C-12 Convertible Preferred Stock, and approximately 286 shares of common stock are issuable upon the conversion of one share of Series F Convertible Preferred Stock), the presence of such a large number of convertible preferred shares may dilute the ownership of our existing shareholders and provide the preferred investors with a sizeable interest in the Company.

Assuming the conversion of all preferred stock into common stock at the current conversion rates, and the exercise of all outstanding options and warrants, we would have approximately 29.0 million shares of common stock issued and outstanding following any such conversion and exercise, although the issuance of the common stock upon the conversion of our preferred stock is limited by a 9.999% beneficial ownership cap for each preferred shareholder, which such cap may be amended or waived by each such holder with no less than 61 days’ notice to the Company. With approximately 18.3 million shares of common stock issued and outstanding as of December 31, 2016, the issuance of this number of shares of common stock underlying the convertible preferred stock and outstanding stock options and warrants would represent approximately 37% dilution to our existing shareholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In February 2015, the Company entered into a 32-month lease agreement, as a sublessee, for 18,599 square feet of office space to be used as the Company’s corporate headquarters located at 10182 Telesis Court, San Diego, California. The lease term is through October 2017. The Company also leases a total of 3,713 square feet of office space with a lease term through March 2018.

In January 2016, the Company entered into a 20-month lease agreement, as a sublessee, for 24,105 square feet of lab space. The lease term is from January 2016 through August 2017, and the total lease payments through the end of the lease will be approximately $726,000. The Company also leases a total of 4,047 square feet of lab space with a lease term through March 2017.

On December 29, 2016, the Company entered into an agreement with BMR-Axiom LP to lease office and laboratory space in the building located at 4550 Towne Centre Court, San Diego, California (the “Lease”) for a period of ten years commencing on or about November 1, 2017. The Lease provides an option to extend the Lease for an additional five years at the end of the initial term, as well as an option to terminate the Lease on or before March 31, 2017, subject to certain contingencies. The annual rent under the Lease is initially $3,636,000 per annum, subject to escalation during the term. In addition to rent, the Lease requires the Company to pay certain taxes, insurance, and operating costs relating to the leased premises. The Lease contains customary default provisions, representations, warranties and covenants.

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

Item 4. Mine Safety Disclosures.

None.
PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Information about Our Common Stock

Our common stock trades on The NASDAQ Capital Market, under the symbol “LJPC.” Set forth below are the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years.

	Prices
	High	Low
Year Ended December 31, 2016
First Quarter	$26.44	$12.68
Second Quarter	$23.80	$14.24
Third Quarter	$28.20	$15.55
Fourth Quarter	$24.54	$14.63
Year Ended December 31, 2015
First Quarter	$24.89	$16.27
Second Quarter	$24.85	$14.12
Third Quarter	$44.99	$22.95
Fourth Quarter	$35.95	$21.00

Stock Performance Graph

The graph below compares the cumulative total shareholder returns on our common stock for the period starting on February 17, 2012 (the earliest date for which stock performance data is available) through December 31, 2016 with the cumulative total shareholder returns on the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the same period. The graph assumes that $100 was invested on February 17, 2012 in our common stock and in each index and that all dividends were reinvested. No cash dividends have been declared on our common stock. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.
Holders

As of February 17, 2017, the number of shares of common stock outstanding was 18,261,557, and there were approximately 5 holders of record. We have approximately 4,000 beneficial holders of our common stock.

Dividends

We have never paid dividends on our common stock, and we do not anticipate paying dividends in the foreseeable future.

Item 6. Selected Financial Data.

The following table sets forth selected historical consolidated financial data for each of our last five fiscal years during the year ended December 31, 2016.

Statement of Operations Data

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Total revenue	$616	$1,057	$—	$—	$—
Loss from operations	$(78,372)	$(41,969)	$(21,340)	$(17,941)	$(10,739)
Net loss	$(78,185)	$(41,912)	$(21,313)	$(17,935)	$(7,737)
Net loss attributable to common shareholders	$(78,185)	$(41,912)	$(21,313)	$(18,736)	$(8,517)
Basic and diluted net loss per share	$(4.54)	$(2.68)	$(2.00)	$(12.16)	$(41.77)
Shares used in computing basic and diluted net loss per share	17,228	15,651	10,667	1,540	204

Balance Sheet Data

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Cash and cash equivalents	$65,726	$126,467	$48,555	$8,629	$3,405
Working capital	$57,673	$122,725	$48,177	$7,615	$3,214
Total assets	$70,795	$129,347	$50,536	$8,747	$3,430
Total current liabilities	$9,758	$4,820	$2,080	$1,094	$216
Accumulated deficit	$(606,711)	$(528,526)	$(486,614)	$(465,301)	$(447,366)
Total shareholders’ equity	$61,037	$124,527	$48,456	$7,653	$3,214

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

•
Results of Operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for the year ended December 31, 2016 to the results for the year ended December 31, 2015 and for the year ended December 31, 2015 to the results for the year ended December 31, 2014.

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

Program Overview

LJPC-501

LJPC-501 is our proprietary formulation of angiotensin II. Angiotensin II, the major bioactive component of the renin-angiotensin system, serves as one of the body’s central regulators of blood pressure. We are developing LJPC-501 for the treatment of catecholamine-resistant hypotension (CRH), which is an acute, life-threatening condition in which blood pressure drops to dangerously low levels in patients who respond poorly to current treatments. Angiotensin II has been shown to raise blood pressure in a pilot, randomized, placebo-controlled clinical trial in CRH, which was published in the journal Critical

Care. We have conducted preclinical pharmacology studies that have demonstrated that catecholamine resistance may be in part a result of reduced endogenous production of angiotensin II. In October 2014, we presented positive data from a preclinical study of LJPC-501 for the treatment of CRH.

We initiated a Phase 3 trial of LJPC-501 for the treatment of CRH, called the ATHOS (Angiotensin II for the Treatment of High-Output Shock) 3 Phase 3 trial, in March 2015. Prior to commencing the ATHOS 3 Phase 3 trial, we reached agreement with the U.S. Food and Drug Administration (FDA) on a Special Protocol Assessment (SPA) for this multicenter, randomized, double-blind, placebo-controlled, Phase 3 trial. In accordance with the SPA, the primary efficacy endpoint for the ATHOS 3 Phase 3 registration trial is increase in blood pressure at three hours. In the ATHOS 3 Phase 3 trial, patients were randomized in a 1:1 fashion to receive either: (i) LJPC-501 plus standard-of-care vasopressors; or (ii) placebo plus standard-of-care vasopressors. Randomized patients received their assigned treatment via continuous IV infusion for up to seven days. The primary efficacy endpoint in the trial is to compare the change in mean arterial pressure in patients with CRH who received an IV infusion of LJPC-501 plus standard-of-care vasopressors to those that received an IV infusion of placebo plus standard-of-care vasopressors. Secondary endpoints include comparison of changes in cardiovascular Sequential Organ Failure Assessment (SOFA) scores and the safety and tolerability of LJPC-501 in patients with CRH.

The ATHOS 3 Phase 3 trial completed enrollment of 344 patients in the fourth quarter of 2016. We expect to report top-line results from the ATHOS 3 Phase 3 trial in the first quarter of 2017. If the results from the study are positive, we expect to file a New Drug Application (NDA) for LJPC-501 with the FDA before the end of 2017.

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

In September 2016, we reported positive results from a Phase 1 trial of LJPC-401 in patients at risk of iron overload suffering from HH, thalassemia and SCD. Single, escalating doses of LJPC-401 were associated with a dose-dependent, statistically significant reduction in serum iron. LJPC-401 was well tolerated with no dose-limiting toxicities. Injection-site reactions were the most commonly reported adverse event and were all mild or moderate in severity, self-limiting, and fully resolved.

Also in September 2016, we announced that we reached agreement with the European Medicines Agency (EMA) on the design of a pivotal trial of LJPC-401. The pivotal trial will be a randomized, controlled, multicenter trial in beta thalassemia patients suffering from iron overload, a major unmet need in an orphan patient population. The primary endpoint will be a clinically relevant measurement directly related to iron overload. We plan to initiate this trial in mid-2017. In 2015, the EMA Committee for Orphan Medicinal Products (COMP) designated LJPC-401 as an orphan medicinal product for the treatment of beta thalassemia intermedia and major. In 2016, the EMA COMP designated LJPC-401 as an orphan medicinal product for the treatment of SCD.

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

Share-based compensation expense has been reduced for actual forfeitures as they occur. Changes in assumptions used under the Black-Scholes option pricing model could materially affect our net loss and net loss per share.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 to the accompanying financial statements included in Item 15 of this Annual Report on form 10-K.

Results of Operations

The following summarizes the results of our operations for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Contract revenue - related party	$616	$1,057	$—
Research and development expense	(62,288)	(29,092)	(9,944)
General and administrative expense	(16,700)	(13,934)	(11,396)
Other income, net	187	57	27
Net loss attributable to common shareholders	$(78,185)	$(41,912)	$(21,313)

Contract Revenue - Related Party

During the year ended December 31, 2015, we entered into a services agreement with a related party. Pursuant to the services agreement, we provide certain services to this related party, including, but not limited to, research and development and trial design and management for projects undertaken. Contract revenue is a function of the availability of potential projects identified by our customer and our ability and willingness to take on such projects. As such, this revenue may be significantly reduced in future periods, as has happened for the year ended December 31, 2016. In exchange for providing such services, we receive payments at a negotiated, arms-length rate. As a result, the consideration received by us for our services is considered to be no less favorable to us than comparable terms that we could obtain from an unaffiliated third party in an arms-length transaction. The services agreement may be canceled by either party upon 60-days’ written notice to the other party. In addition, we have a non-voting profit interest in the related party, which provides us with the potential to receive a portion of the future distributions of profits, if any.

Research and Development Expense

The following summarizes our research and development expense for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Clinical development costs	$32,798	$13,074	$5,531
Personnel and related costs	13,570	6,630	1,532
Share-based compensation expense	5,657	4,084	1,269
In-licensing and technology purchase costs	847	754	493
Other research and development costs	9,416	4,550	1,119
Total research and development expense	$62,288	$29,092	$9,944

Years Ended December 31, 2016 and 2015

During the year ended December 31, 2016, we incurred $62.3 million in research and development expense compared to $29.1 million for the year ended December 31, 2015. The increase was primarily due to increased clinical development costs associated with the Phase 3 trial of LJPC-501 for the treatment of CRH, clinical development costs associated with the Phase 1 trial of LJPC-401 in patients at risk of iron overload and preclinical costs associated with the LJPC-30S program. Increases in personnel costs and share-based compensation expense associated with the support of our increased development activities also contributed to the increase in research and development expense. We anticipate research and development expense to increase throughout 2017, due to planned increases in personnel to support the continuation of our clinical development of LJPC-501 and LJPC-401, the initiation of additional clinical trials and ongoing development of our product candidates and additional programs that we have acquired.

Years Ended December 31, 2015 and 2014

During the year ended December 31, 2015, we incurred $29.1 million in research and development expense compared to $9.9 million for the year ended December 31, 2014. The increase was primarily due to increased clinical development costs associated with the initiation of the Phase 3 trial of LJPC-501 for the treatment of CRH, preclinical and clinical development costs associated with the initiation of the Phase 1 trial of LJPC-401 in patients at risk of iron overload, preclinical costs associated with LJPC-30S program and clinical development costs for the wind-down activities associated with GCS-100. Increases in personnel costs and share-based compensation expense, which were mainly due to the hiring of additional personnel to support the increased development activities, also contributed to the increase in research and development expense. Additionally, the increase in other research and development costs was partially due to increased spending for exploratory, early-stage research of $1.6 million in 2015.

General and Administrative Expense

The following summarizes our general and administrative expense for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Personnel and related costs	$4,020	$2,458	$1,247
Share-based compensation	8,889	8,988	7,811
Other general and administrative	3,791	2,488	2,338
Total general and administrative expense	$16,700	$13,934	$11,396

Years Ended December 31, 2016 and 2015

During the year ended December 31, 2016, we incurred $16.7 million in general and administrative expense compared to $13.9 million for the year ended December 31, 2015. The increase was primarily due to increases in personnel costs and facilities costs associated with the support of our increased development activities. In addition, there were increased expenses for professional and outside services. We anticipate general and administrative expense to increase throughout 2017, due to planned increases in personnel and additional facility costs to support the ongoing development of our product candidates.

Years Ended December 31, 2015 and 2014

During the year ended December 31, 2015, we incurred $13.9 million in general and administrative expense compared to $11.4 million for the year ended December 31, 2014. The increase was primarily due to increases in share-based compensation expense, personnel costs and facilities costs associated with the support of our increased development activities. In addition, there were increased expenses for professional and outside services.

Liquidity and Capital Resources

Since January 2012, when La Jolla was effectively restarted with new assets and a new management team, through December 31, 2016, our cash used in operating activities was $103.6 million. From inception through December 31, 2016, we have incurred a cumulative net loss of $606.7 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through December 31, 2016, we have raised $586.2 million in net proceeds from sales of equity securities.

As of December 31, 2016, we had $65.7 million in cash and cash equivalents, compared to $126.5 million in cash and cash equivalents at December 31, 2015. Cash used in operating activities for the year ended December 31, 2016 was $58.7 million, compared to $25.2 million for the same period in 2015. The increase was primarily due to increased research and development activities. For the year ended December 31, 2016, we used $2.2 million of cash for investing activities related to purchases of property and equipment, compared to $1.8 million for the year ended December 31, 2015. At December 31, 2016, we had positive working capital of $57.7 million, compared to positive working capital of $122.7 million at December 31, 2015. The decrease in our cash and cash equivalents and working capital was primarily due to cash used for operating and investing activities.

Based on our cash and working capital as of December 31, 2016 and our current operating plans and projections, we believe that the available cash and cash equivalents will be sufficient to fund operations for at least one year from the date this annual report on Form 10-K is filed with the U.S. Securities and Exchange Commission. To fund future operations to the point where we are able to generate positive cash flow from the sales or out-licensing of our drug candidates, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support, as well as the overall condition of capital markets, including capital markets for development-stage and clinical-stage biopharmaceutical companies. We anticipate that we will seek to fund our operations through public and private equity and debt financings or other sources, such as potential collaboration agreements. We cannot provide assurance that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through equity securities offerings, there can be no assurance that we will be able to do so in the future. If we are unable to raise capital on terms acceptable to us when needed, we may choose to delay or reduce other discretionary spending and focus our resources on the commercialization of LJPC-501, should the clinical results warrant those resources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties. See Note 9 Commitments and Contingencies in the Notes to Consolidated Financial Statements. The following table represents our contractual obligations as of December 31, 2016, aggregated by type (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
License agreements	$455	$89	$156	$90	$120
Leases	1,076	1,040	36	—	—
Total	$1,531	$1,129	$192	$90	$120

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of December 31, 2016, we had cash and cash equivalents of $65.7 million which includes money market funds. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements. To date, we have not experienced a loss of principal on any of our investments.

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have an effect on payments made to foreign suppliers and for license agreements. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 and has concluded that such internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officer and Corporate Governance.

The information required by this Item is expected to be in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, which we expect to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2016 and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Business Conduct and Ethics is posted on our website located at http://www.lajollapharmaceutical.com in the Corporate Governance section under “Investor Relations”. We intend to disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, and waivers of the Code of Business Conduct and Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation.

The information required by this Item is expected to be in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, which we expect to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2016 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is expected to be in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, which we expect to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2016 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is expected to be in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, which we expect to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2016 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is expected to be in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, which we expect to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2016 and is incorporated herein by reference.

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

3.	Exhibits.

List of Exhibit required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Filed Herewith

3.1.1	Amended and Restated Articles of Incorporation	S-8	12/20/2013

3.1.2	Certificate of Amendment of Articles of Incorporation	8-K	1/15/2014

3.1.3	Certificate of Amendment to Amend and Restated Articles of Incorporation	8-A12B/A	10/17/2014

3.2	Amended and Restated Bylaws	8-A12B/A	10/17/2014

4.1	Certificate of Determination of Series F Convertible Preferred Stock	8-K	9/25/2013

4.2	Form of Series C-2 Preferred Stock Purchase Warrant	8-K	5/28/2010

4.3	Form of Series D-1 Preferred Stock Purchase Warrant	8-K	5/28/2010

10.1*	Form of Indemnification Agreement	10-Q	11/17/2005

10.7*	Employment Offer Letter by and between La Jolla Pharmaceutical Company and George F. Tidmarsh, M.D., Ph.D., dated as of January 19, 2012	8-K	1/20/2012

10.8	Securities Purchase Agreement, dated as of September 24, 2013, by and among La Jolla Pharmaceutical Company and the Purchasers named therein	8-K	9/25/2013

10.9	Consent and Waiver Agreement, dated as of September 24, 2013, by and among La Jolla Pharmaceutical Company and the parties thereto	8-K	9/25/2013

10.10	Exchange Agreement, dated as of September 25, 2013, by and among La Jolla Pharmaceutical Company and the parties thereto	8-K	9/25/2013

10.11*	La Jolla Pharmaceutical Company 2013 Equity Incentive Plan	8-K	9/25/2013

10.12*	Employment Offer Letter by and between La Jolla Pharmaceutical Company and Lakhmir Chawla, M.D., dated as of February 3, 2015	10-K	2/25/2016

10.13*	Employment Offer Letter by and between La Jolla Pharmaceutical Company and Dennis Mulroy dated as of March 12, 2015	8-K	4/10/2015

10.14*	Employment Offer Letter by and between La Jolla Pharmaceutical Company and Jennifer Anne Carver dated January 1, 2016	10-K	2/25/2016

10.15	Lease between BMR-Axiom LP and La Jolla Pharmaceutical Company, dated December 29, 2016			X

21.1	Subsidiaries of La Jolla Pharmaceutical Company			X

23.1	Consent of Independent Registered Public Accounting Firm Squar Milner LLP			X

24.1	Power of Attorney (included on the signature page of this Form 10-K)			X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101.INS	XBRL Instance Document			X

101.SCH	XBRL Taxonomy Extension Schema Document			X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			X

*	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

La Jolla Pharmaceutical Company

Date:	February 23, 2017	/s/ George F. Tidmarsh
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

Signature	Title	Date
/s/ George F. Tidmarsh	Director, President, Chief Executive Officer and Secretary (Principal Executive Officer)	February 23, 2017
George F. Tidmarsh, M.D., Ph.D.

/s/ Dennis M. Mulroy	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2017
Dennis M. Mulroy

/s/ Kevin C. Tang	Chairman of the Board and Director	February 23, 2017
Kevin C. Tang

/s/ Laura L. Douglass	Director	February 23, 2017
Laura L. Douglass

/s/ Craig A. Johnson	Director	February 23, 2017
Craig A. Johnson
/s/ Robert H. Rosen
	Director	February 23, 2017
Robert H. Rosen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
La Jolla Pharmaceutical Company

We have audited the accompanying consolidated balance sheets of La Jolla Pharmaceutical Company (and subsidiaries) as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of La Jolla Pharmaceutical Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), La Jolla Pharmaceutical Company’s (and subsidiaries) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 23, 2017 expressed an unqualified opinion on the effectiveness of La Jolla Pharmaceutical Company’s internal control over financial reporting.

/s/ SQUAR MILNER LLP

San Diego, California
February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
La Jolla Pharmaceutical Company

We have audited La Jolla Pharmaceutical Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. La Jolla Pharmaceutical Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting at Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, La Jolla Pharmaceutical Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of La Jolla Pharmaceutical Company and our report dated February 23, 2017 expressed an unqualified opinion.

/s/ SQUAR MILNER LLP

San Diego, California
February 23, 2017

LA JOLLA PHARMACEUTICAL COMPANY
Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$65,726	$126,467
Restricted cash	200	237
Prepaid clinical expenses	67	223
Prepaid expenses and other current assets	1,438	618
Total current assets	67,431	127,545
Property and equipment, net	3,145	1,732
Other assets	219	70
Total assets	$70,795	$129,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,652	$3,052
Accrued clinical and other expenses	1,029	678
Accrued payroll and related expenses	2,077	1,090
Total current liabilities	9,758	4,820
Commitments and contingencies
Shareholders’ equity:
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 18,261,557 and 18,244,009 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	2	2
Series C-1[2] Convertible Preferred Stock, $0.0001 par value; 11,000 shares authorized, 3,906 shares issued and outstanding at December 31, 2016 and December 31, 2015, and a liquidation preference of $3,906 at December 31, 2016 and 2015	3,906	3,906
Series F Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized, 2,737 shares issued and outstanding at December 31, 2016 and December 31, 2015, and liquidation preference of $2,737 at December 31, 2016 and 2015	2,737	2,737
Additional paid-in capital	661,103	646,408
Accumulated deficit	(606,711)	(528,526)
Total shareholders’ equity	61,037	124,527
Total liabilities and shareholders’ equity	$70,795	$129,347

See accompanying notes to the consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue
Contract revenue - related party	$616	$1,057	$—
Total revenue	616	1,057	—
Expenses
Research and development	62,288	29,092	9,944
General and administrative	16,700	13,934	11,396
Total expenses	78,988	43,026	21,340
Loss from operations	(78,372)	(41,969)	(21,340)
Other income, net	187	57	27
Net loss	(78,185)	(41,912)	(21,313)
Net loss attributable to common shareholders	$(78,185)	$(41,912)	$(21,313)
Basic and diluted net loss per share	$(4.54)	$(2.68)	$(2.00)
Shares used in computing basic and diluted net loss per share	17,228	15,651	10,667

See accompanying notes to the consolidated financial statements.

La Jolla Pharmaceutical Company

Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	Series C-1[2] Convertible Preferred Stock		Series F Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	7	$7,016	3	$3,250	4,404	$4	$462,684	$(465,301)	$7,653
Adjustment for reverse stock split	—	—	—	—	—	(4)	4	—	—
Issuance of common stock for July 2014 financing	—	—	—	—	5,395	1	53,062	—	53,063
Conversion of Series F Convertible Preferred Stock into common stock	—	—	—	(452)	129	—	452	—	—
Conversion of Series C-1[2] Convertible Preferred Stock into common stock	(3)	(3,099)	—	—	5,342	1	3,098	—	—
Share-based compensation expense	—	—	—	—	—	—	8,992	—	8,992
Third party share-based compensation expense	—	—	—	—	—	—	63	—	63
Common stock issued for services	—	—	—	—	3	—	25	—	25
Restricted stock awards canceled	—	—	—	—	(47)	—	(27)	—	(27)
Net loss	—	—	—	—	—	—	—	(21,313)	(21,313)
Balance at December 31, 2014	4	3,917	3	2,798	15,226	2	528,353	(486,614)	48,456
Issuance of common stock for September 2015 financing	—	—	—	—	2,933	—	104,596	—	104,596
Conversion of Series F Convertible Preferred Stock into common stock	—	—	—	(61)	17	—	61	—	—
Conversion of Series C-1[2] Convertible Preferred Stock into common stock	—	(11)	—	—	19	—	11	—	—
Share-based compensation expense	—	—	—	—	—	—	11,551	—	11,551
Third party share-based compensation expense	—	—	—	—	—	—	1,521	—	1,521
Exercise of stock options for common stock	—	—	—	—	45	—	315	—	315
Issuance of restricted stock awards	—	—	—	—	4	—	—	—	—
Net loss	—	—	—	—	—	—	—	(41,912)	(41,912)
Balance at December 31, 2015	4	3,906	3	2,737	18,244	$2	646,408	(528,526)	124,527
Share-based compensation expense	—	—	—	—	—	—	14,349	—	14,349
Third party share-based compensation expense	—	—	—	—	—	—	197	—	197
Exercise of stock options for common stock	—	—	—	—	17	—	149	—	149
Net loss	—	—	—	—	—	—	—	$(78,185)	(78,185)
Balance at December 31, 2016	4	$3,906	3	$2,737	18,261	$2	$661,103	$(606,711)	$61,037

See accompanying notes to the consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(78,185)	$(41,912)	$(21,313)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	14,349	11,551	8,992
Third party share-based compensation expense	197	1,521	63
Issuance of common stock for services	—	—	25
Depreciation expense	730	347	17
Loss on disposal	75	16	—
Changes in operating assets and liabilities:
Restricted cash	37	(200)	—
Prepaid clinical expenses	156	1,305	(1,528)
Prepaid expenses and other current assets	(820)	(481)	(94)
Other assets	(149)	(70)	—
Accounts payable	3,600	2,322	(104)
Accrued clinical and other expenses	351	(248)	739
Accrued payroll and related expenses	987	666	324
Net cash used for operating activities	(58,672)	(25,183)	(12,879)

Investing activities
Purchase of property and equipment	(2,218)	(1,816)	(258)
Net cash used for investing activities	(2,218)	(1,816)	(258)

Financing activities
Net proceeds from the issuance of common stock	—	104,596	53,063
Net proceeds from the exercise of stock options for common stock	149	315	—
Proceeds from the issuance of Series F Convertible Preferred Stock	—	—	—
Net cash provided by financing activities	149	104,911	53,063

Net (decrease) increase in cash and cash equivalents	(60,741)	77,912	39,926
Cash and cash equivalents at beginning of period	126,467	48,555	8,629
Cash and cash equivalents at end of period	$65,726	$126,467	$48,555

Supplemental disclosure of cash flow information
Non-cash investing and financing activity:
Conversion of Series C-1[2] Convertible Preferred Stock into common stock	$—	$11	$—
Conversion of Series F Convertible Preferred Stock into common stock	$—	$61	$452
Conversion of Series C-1[2] and D-1[2] Convertible Preferred Stock into common stock	$—	$—	$3,099

See accompanying notes to the consolidated financial statements.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements

1. Business

La Jolla Pharmaceutical Company (collectively with its subsidiaries, the “Company”) is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies intended to significantly improve outcomes in patients suffering from life-threatening diseases. The Company has several product candidates in development. LJPC-501 is the Company’s proprietary formulation of angiotensin II for the potential treatment of catecholamine-resistant hypotension. LJPC-401 is the Company’s novel formulation of synthetic human hepcidin for the potential treatment of conditions characterized by iron overload, such as hereditary hemochromatosis, beta thalassemia, sickle cell disease and myelodysplastic syndrome. LJPC-30S is the Company’s next-generation gentamicin derivative program that is focused on therapeutics for the potential treatment of serious bacterial infections as well as rare genetic disorders, such as cystic fibrosis and Duchenne muscular dystrophy. The Company was incorporated in 1989 as a Delaware corporation and reincorporated in California in 2012.

As of December 31, 2016, we had $65.7 million in cash and cash equivalents, compared to $126.5 million in cash and cash equivalents at December 31, 2015. The Company has a history of incurring significant operating losses and negative cash flows from operations. Based on our cash and working capital as of December 31, 2016 and our current operating plans and projections, we believe that the available cash and cash equivalents will be sufficient to fund operations for at least one year from the date this annual report on Form 10-K is filed with the U.S. Securities and Exchange Commission. To fund future operations to the point where we are able to generate positive cash flow from the sales or out-licensing of our drug candidates, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support, as well as the overall condition of capital markets, including capital markets for development-stage and clinical-stage biopharmaceutical companies. We anticipate that we will seek to fund our operations through public and private equity and debt financings or other sources, such as potential collaboration agreements. We cannot provide assurance that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through equity securities offerings, there can be no assurance that we will be able to do so in the future. If we are unable to raise capital on terms acceptable to us when needed, we may choose to delay or reduce other discretionary spending and focus our resources on the commercialization of LJPC-501, should the clinical results warrant those resources.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity from the date of purchase of less than three months to be cash equivalents. The carrying value of the Company’s money market funds is included in cash equivalents and approximates the fair value.

Restricted Cash

Under the terms of the Company’s credit card arrangements, there is a requirement to maintain a collateral cash account pledged as security for such credit cards. Previously under the terms of the leases of certain of the Company’s facilities, there was a requirement to maintain a certificate of deposit as security during the terms of such leases.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents. The Company invests excess cash in money market accounts. This diversification of risk is consistent with the Company's policy to ensure safety of principal and maintain liquidity.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to seven years. Amortization of leasehold improvements is recorded over the shorter of the lease term or the estimated useful life of the related assets. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in other income or expense.

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

Clinical Trial Expenses

Payments in connection with the Company’s clinical trials are often made under contracts with multiple contract research organizations that conduct and manage clinical trials on the Company’s behalf. The financial terms of these contracts are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Generally, these contracts set forth the scope of work to be performed at a fixed fee, unit price or on a time and materials basis. Payments under these contracts depend on factors such as the successful enrollment or treatment of patients or the completion of other clinical trial milestones. The Company amortizes prepaid clinical trial costs to expense based on estimates regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials.

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

Research and Development Expenses

Research and development expenses include salaries and benefits, facilities and other overhead expenses, research-related manufacturing expenses, contract services and clinical and preclinical-related services performed by clinical research organizations, research institutions and other outside service providers. Research and development expenses are charged to operations as incurred when these expenditures relate to the Company’s research and development efforts and have no alternative future uses.

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

Acquisition or milestone payments that the Company makes in connection with in-licensed technology are expensed as incurred when there is uncertainty in receiving future economic benefits from the licensed technology. The Company considers the future economic benefits from the licensed technology to be uncertain until such licensed technology is incorporated into products that are approved for marketing by the U.S. Food and Drug Administration (FDA) or when other significant risk factors are abated. For accounting purposes, management has viewed future economic benefits for all of the Company’s licensed technology to be uncertain.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements

Patent Costs

Legal costs in connection with approved patents and patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. These costs are recorded in research and development in the consolidated statement of operations and comprehensive loss.

Share-Based Compensation

The Company accounts for share-based payment arrangements in accordance with Accounting Standards Codification (ASC) 718, Compensation - Stock Compensation and ASC 505-50, Equity - Equity Based Payments to Non-Employees, which requires the recognition of compensation expense, using a fair-value based method, for all costs related to share-based payments, including stock options and restricted stock awards. These standards require companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The Company has elected to account for forfeitures as they occur. See Note 6 for further discussion of the Company’s share-based compensation plans.

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
Net Loss Per Share
Basic net loss per share is calculated based on the weighted-average number of common shares outstanding, excluding unvested restricted stock awards. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding plus common stock equivalents. Convertible preferred stock, stock options, warrants and unvested restricted stock awards are considered common stock equivalents and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Common stock equivalents are excluded from the calculation of diluted net loss per share when their effective is anti-dilutive. As of December 31, 2016, 2015, and 2014, there were common stock equivalents of 10.7 million shares, 10.0 million shares, 8.2 million shares, respectively. Common stock equivalents were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

Comprehensive Loss

Comprehensive loss for the periods reported was comprised solely of the Company’s net loss. The comprehensive loss for the years ended December 31, 2016, 2015 and 2014, was $78.2 million, $41.9 million and $21.3 million, respectively. There were no other changes in equity that were excluded from net loss for all periods presented.

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

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements

Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Cash equivalents consist of money market accounts with maturities of ninety days or less. Due to the high ratings and short-term nature of these funds, the Company considers the values of all cash equivalents as Level 1 inputs.

The Company’s financial instruments include cash equivalents, prepaid expenses, accounts payable and accrued expenses. The carrying amounts reported in the balance sheets for cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate fair values because of the short-term nature of these instruments.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business. The new standard provides guidance to assist entities when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The Company has adopted ASU 2017-01 early effective for the year ended December 31, 2016. Early adoption is permitted for transactions for which the acquisition date occurred before the issuance date of the ASU, but before the transaction has been reported in issued financial statements. The Company entered into an asset purchase transaction in November 2016 and has applied the guidance in ASU 2017-01 due to the improved clarification for the definition of a business. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard update clarifies the presentation of restricted cash and requires companies to include restricted cash and cash equivalents in the beginning and ending cash on the statement of cash flows. Additional disclosures will be required to describe the amount and detail of the restriction by balance sheet line item. ASU 2016-18 will be effective for the Company in the first quarter of 2018. Early adoption is permitted, including adoption in an interim period using a retrospective transition method to each period presented. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard modifies multiple provisions intended to simplify various aspects of accounting for share-based payments including income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU will be effective for the Company in the first quarter of 2017, but the Company has elected to early adopt ASU 2016-09 in the fourth quarter of 2016, which requires that any adjustments be reflected as of January 1, 2016. An entity that elects early adoption must adopt all of the amendments in the same period. The Company has elected to recognize forfeitures of awards as they occur. The Company has not estimated forfeitures in prior years due to no prior history of forfeitures. The Company is recognizing forfeitures prospectively beginning in 2016, which coincides with the first occurrence of forfeitures. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations, including no impact for the other simplification aspects of ASU 2016-09 regarding income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. ASU 2016-02 will be effective for the Company in the first quarter of 2019 and will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company currently plans to implement ASU 2016-02 in the first quarter of 2019. In 2019, all of the Company’s active existing leases will have ended prior to 2019. Those leases will not have an impact on the consolidated financial statements upon adoption in 2019, and there will be no requirement for modified retrospective application to the years prior to adoption. In December 2016, the Company entered into a 10-year lease agreement for corporate headquarters with an option to terminate the lease early, subject to certain contingencies. The expected lease commencement date is November 1, 2017. If the contingency is removed and the termination option is not exercised, this lease would be recognized on the balance sheet as a lease liability with a corresponding right-of-use asset, which would require modified retrospective application upon adoption in 2019 back to the fourth quarter of 2017.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess, at each annual and interim reporting period, an entity’s ability to continue as a going concern within one

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements

year after the date that the financial statements are issued and to provide related footnote disclosures. The Company adopted ASU 2014-15 for the year ended December 31, 2016. The adoption of this standard had no material impact on the Company’s financial position or results of operations.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. The new standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The Company adopted ASU 2014-12 effective as of January 1, 2016, and the adoption of this standard had no impact on the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company in the first quarter of 2018 and allows for full retrospective or a modified retrospective adoption approach. We currently do not have any products or revenues from customers, and the adoption of this standard will not have a material impact on the Company’s financial position or results of operations. The Company plans on adopting the ASU prospectively upon recognition of the first revenue from customers, and there will not be any impact retrospectively or modified retrospectively to our financial statements. The Contract Revenue - Related Party reported in our results of operations for 2015 and 2016, which represents expense reimbursements from a related party, would not be affected by the adoption of the new guidance.

3. Balance Sheet Account Details

Property and Equipment

Property and equipment, net consists of the following (in thousands):

	December 31,
	2016	2015
Computer Hardware	$457	$389
Software	309	34
Lab equipment	2,610	978
Furniture and fixtures	389	314
Leasehold improvements	464	393
Total property and equipment, gross	4,229	2,108
Accumulated depreciation	(1,084)	(376)
Total property and equipment, net	$3,145	$1,732

Accrued Clinical and Other Expenses

Accrued clinical and other expenses consist of the following (in thousands):

	December 31,
	2016	2015
Accrued clinical trials	$828	$629
Accrued other	201	49
Total accrued clinical and other expenses	$1,029	$678

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements

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

The Company has incurred licensing and milestone fees of $521,000, $754,000 and $493,000 recorded in research and development expenses in connection with its licensing agreements for the years ended December 31, 2016, 2015 and 2014, respectively.

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

During the years ended December 31, 2016 and 2015, the Company recognized approximately $616,000 and $1,057,000 of contract revenue for services and costs provided under the services agreement, respectively. The Company did not have revenue during the year ended December 31, 2014.

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

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements

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

Preferred Stock

As of December 31, 2016, the Company is authorized to issue 8,000,000 shares of preferred stock, with a par value of $0.0001 per share, in one or more series, of which 11,000 are designated as Series C-12 Convertible Preferred Stock (Series C-12 Preferred) and 10,000 are designated as Series F Convertible Preferred Stock (Series F Preferred). During the year ended December 31, 2015, the Company issued 19,134 and 17,360 shares of common stock upon the conversion of Series C-12 Preferred and Series F Preferred, respectively. During the year ended December 31, 2014, the Company issued 5,341,670 shares of common stock upon the conversion of Series C-12 Preferred and 129,105 shares of common stock upon the conversion of Series F Preferred. The Series C-12 Preferred is convertible into common stock at a rate of approximately 1,724 shares of common stock for each share of Series C-12 Preferred, and the Series F Preferred is convertible into common stock at a rate of approximately 286 shares of common stock for each share of Series F Preferred.

As of December 31, 2016 and 2015, there were 3,906 shares of Series C-12 Preferred and 2,737 shares of Series F Preferred issued and outstanding. As such, as of December 31, 2016 and 2015, the issued and outstanding Series C-12 Preferred and Series F Preferred were convertible into 6,735,378 and 782,032 shares of common stock, respectively.

The holders of preferred stock do not have voting rights, other than for general protective rights required by the California General Corporation Law. The Series C-12 Preferred and the Series F Preferred do not have dividends. The Series C-12 Preferred and the Series F Preferred have a liquidation preference in an amount equal to $1,000 per share. As of December 31, 2016 and 2015, the aggregate liquidation preference was approximately $3,906,000 and $2,737,000 on the Series C-12 Preferred and Series F Preferred, respectively.

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

The 2013 Equity Plan previously allowed for automatic annual increases to the number of shares of common stock authorized for issuance under the 2013 Equity Plan on the first day of each year, with such increases based on 10% of the outstanding shares of the Company’s common stock as of the last day of the previous year. On January 1, 2014, the total shares available for grant under the 2013 Equity Plan increased to 440,441. At the 2014 annual meeting of shareholders, the Company's shareholders approved and adopted an amendment to the 2013 Equity Plan to increase the number of shares of common stock authorized for issuance up to a total of 1,100,000 shares and eliminated the automatic annual increase on the first day of each year. At the 2015 annual meeting of shareholders, the Company's shareholders approved and adopted an amendment to the 2013 Equity Plan to increase the number of shares of common stock authorized for issuance up to a total of 3,100,000 shares. At the 2016 annual meeting of shareholders, the Company's shareholders approved and adopted an

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements

amendment to the 2013 Equity Plan to increase the number of shares of common stock authorized for issuance up to a total of 4,600,000 shares.

As of December 31, 2016, there were 1,960,200 shares available for future grants under the 2013 Equity Plan.

Share-Based Award Activity

The Company’s 2013 Equity Plan stock option and restricted stock award activity for the years ended December 31, 2016, 2015 and 2014 was comprised of the following:

	Outstanding Stock Options and 2013 Equity Plan
	Restricted Stock Awards
	Shares Underlying Stock Options and Restricted Stock Awards	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	54,000	$6.00
Granted	567,876	$9.88
Restricted stock awards vested	(2,976)	—
Outstanding at December 31, 2014	618,900	$9.54
Granted	1,769,785	$25.89
Exercised	(51,814)	$10.81
Forfeited	(18,186)	$7.80
Outstanding at December 31, 2015	2,318,685	$22.01
Granted	483,200	$17.83
Exercised	(17,548)	$8.52
Forfeited	(156,875)	$26.35
Outstanding at December 31, 2016	2,627,462	$21.07	8.39 years	$4,307,756
Vested and expected to vest at December 31, 2016	2,627,462	$21.07	8.39 years	$4,307,756
Exercisable at December 31, 2016	1,105,029	$20.45	7.85 years	$2,740,900

In April 2015, the Company made a stock option grant to the Company’s recently appointed Chief Financial Officer to purchase 60,000 shares of common stock at an exercise price equal to the fair market value of the Company’s common stock on the grant date. This grant was awarded as an Inducement Grant outside of the 2013 Equity Plan and is included in the table above. The stock option vests and becomes exercisable with respect to 25% of the underlying shares on the first anniversary of the grant date, and then with respect to the remaining shares, on a quarterly basis over the next three years, subject to continued service during that time.

As of December 31, 2016, the Company has reserved 4,527,662 shares of common stock for future issuance upon exercise of all outstanding stock options granted or to be granted under the 2013 Equity Plan, which excludes the 60,000 shares underlying the stock option discussed above that was issued in April 2015.

The weighted-average grant date fair values of the stock options granted was $15.33, $22.56, and $9.67 per underlying share for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, $30,630,000 of total unrecognized share-based compensation expense related to non-vested stock options remains and is expected to be recognized over a weighted-average period of approximately 2.8 years. During the year ended December 31, 2016, stock options to purchase 17,548 shares of common stock were exercised with an intrinsic value of $143,000. During the year ended December 31, 2015, stock options to purchase 51,814 shares of common stock were exercised with an intrinsic value of $928,000. No stock option exercises occurred during the year ended December 31, 2014.

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

In December 2014, the Company granted warrants to purchase 51,000 shares of common stock to two outside third parties at an exercise price equal to the fair market value of the stock on the date of each grant. One grant vests 25% on each anniversary date over four years. The other grant vested 100% on the one-year anniversary of the grant. In January 2016, the Company granted a warrant to purchase 17,000 shares of common stock to an outside third party at an exercise price equal to the fair market value of the stock on the date of each grant. The grant vests 100% on the one-year anniversary of the grant. The Company recognized compensation expense for these warrant grants of approximately $217,000, $1,086,000 and $63,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

In February 2015, the Company granted a stock option to purchase 60,000 shares of common stock to a consultant at an exercise price equal to the fair market value of the Company’s common stock on the grant date. This grant was made from the 2013 Equity Plan. The stock option vested with respect to 25% of the underlying shares on the grant date with the remainder to vest quarterly over three years. The Company recognized third-party compensation expense for this stock option grant of approximately $362,000 for the year ended December 31, 2015. In July 2015, this consultant became an employee of the Company.

In August and November 2015, the Company granted stock options to purchase 50,000 shares of common stock to two consultants at exercise prices equal to the fair market value of the Company’s common stock on the grant dates. These grants were made from the 2013 Equity Plan. The vesting of these stock options was contingent on the achievement of a performance milestone by the end of 2016, at which time any unvested shares underlying the options will be canceled. The milestone was achieved in the fourth quarter of 2016 at a 75% achievement level, with 25% of the options canceling. The Company recognized compensation expense (benefit) for these stock option grants of approximately $(66,000) and $73,000 for the years ended December 31, 2016 and 2015.

In September 2016, the Company granted a stock option to purchase 35,000 shares of common stock to a consultant at an exercise price equal to the fair market value of the Company’s common stock on the grant date. This grant was made from the 2013 Equity Plan. The stock option will vest with respect to 25% of the underlying shares on the one-year anniversary of the grant, and then with respect to the remaining shares, on a monthly basis over the next three years, subject to continued service during that time. The Company recognized third-party compensation expense for this stock option grant of approximately $46,000 for the year ended December 31, 2016. In January 2017, this consultant became an employee of the Company.

Restricted Stock Award Activity

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

In September 2013, the Company issued RSAs consisting of 1,327,048 shares to the Company’s Chief Executive Officer (CEO), 79,622 shares to a director and an aggregate of 336,185 shares to three non-officer employees. The grants to the CEO, director and one of the employees were for the replacement of canceled stock options and restricted stock units granted in April 2012, which was done in order to complete the capital restructuring that took place in September 2013. These RSAs were granted outside of the 2013 Equity Plan, but are governed in all respects by the 2013 Equity Plan. These RSAs were granted with a combination of performance-based and time-based vesting components. As of December 31, 2016, all performance-based vesting conditions had been satisfied, but the time-based service requirements, which provided for vesting in 2017, subject to continuous service through the vesting and delivery date, had not yet been satisfied. In July 2015, the vesting conditions for 1,042,680 shares of unvested and outstanding RSA’s awarded to the CEO were amended to provide that vesting and delivery of the shares shall be deferred until March 15, 2017, subject to the CEO’s continued service with the Company through such date. In December 2016, vesting and delivery was accelerated for 500,000 shares of the RSA's that had been deferred until March 15, 2017. As of December 31, 2016, there were 542,680 shares remaining of unvested and outstanding RSA's awarded to the CEO, with vesting deferred on this remaining balance until March 15, 2017.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements

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

The Company’s RSA activity for the years ended December 31, 2016, 2015 and 2014 was comprised of the following:

	Number of Shares	Weighted-Average Grant Date Fair Market Value
Unvested at December 31, 2013	1,746,853	$11.80
Granted	2,976	$8.40
Vested	(423,693)	$9.18
Forfeited	(47,129)	$4.41
Unvested at December 31, 2014	1,279,007	$12.86
Granted	4,000	$23.12
Vested	(210,108)	$12.41
Unvested at December 31, 2015	1,072,899	$13.00
Vested	(530,219)	$12.78
Unvested at December 31, 2016	542,680	$13.22

As of December 31, 2016, approximately $409,000 of total unrecognized share-based compensation expense for general and administrative activities related to RSAs remains and is expected to be recognized in the first quarter of 2017.

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

The Company estimated the fair value of each stock option grant on the grant date using the Black-Scholes model with the following weighted-average assumptions:

	Year ended December 31,
	2016	2015	2014
Volatility	143%	149%	186%
Expected life (years)	5.80 years	5.28 years	6.74 years
Risk-free interest rate	1.4%	1.5%	2.1%
Dividend yield	—	—	—

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements

Share-Based Compensation Expense

Share-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, is reduced by actual forfeitures of awards in the period that the forfeiture occurs.

Total share-based compensation expense related to all share-based awards for the years ended December 31, 2016, 2015 and 2014 was comprised of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development:
Stock options	$5,599	$2,428	$258
Restricted stock	30	1,600	1,009
Warrants	28	56	2
Research and development share-based compensation expense	5,657	4,084	1,269
General and administrative:
Stock options	6,539	3,693	894
Restricted stock	2,161	4,265	6,856
Warrants	189	1,030	61
General and administrative share-based compensation expense	8,889	8,988	7,811
Total share-based compensation expense included in expenses	$14,546	$13,072	$9,080

7. Defined Contribution Plan

The Company has a defined contribution plan (401k Plan) covering substantially all of the Company’s employees. The 401k Plan was established to provide retirement benefits for employees and is employee funded up to the elective annual deferral limits.

Effective January 1, 2015, the 401k Plan was amended. As a result, all employees are eligible to participate with no minimum service requirement, the 401k Plan is no longer subject to the “safe harbor” provisions of IRS Notice 98-52 and the Company made matching contributions of $372,000 and $176,000 for the years December 31, 2016 and 2015, respectively.

Prior to January 1, 2015, the 401k Plan was available for all employees who had completed one year of service with the Company. Following guidance in IRS Notice 98-52 related to the “safe harbor” 401k Plan method, non-highly compensated employees received a non-elective contribution from the Company equal to 3% of their annual salaries, as defined in the Code. Such contributions vested immediately and were paid annually following each year end. This “safe harbor” contribution by the Company was $28,000 for the year ended December 31, 2014.

8. Income Taxes

The FASB Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of the date of adoption or as of December 31, 2016.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2016 or December 31, 2015, and has not recognized interest and/or penalties in the statements of operations for the years ended December 31, 2016, 2015 and 2014.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years since inception and forward are subject to examination by the U.S. and California tax authorities due to the carry forward of unutilized net operating losses and research and development credits.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements

The Company has established a valuation allowance against its federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2016. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly and recorded as a tax benefit.

The Company has not completed a formal Section 382/383 analysis regarding the composition and limitation of net operating loss and research and development credit carryforwards. The Company does not presently plan to complete a formal Section 382/383 analysis; and until this analysis has been completed, the Company has removed the deferred tax assets for net operating losses and research and development credits generated through 2016 from its deferred tax asset schedule and has recorded a corresponding increase to its valuation allowance.

As of December 31, 2016, the Company has estimated federal and California income tax net operating loss carryforwards of approximately $447,342,000 and $350,778,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes. In addition, the Company has estimated federal and California research and development tax credit carryforwards of approximately $19,450,000 and $11,734,000, respectively. The federal net operating loss, research tax credit carryforwards and California net operating loss carryforwards will begin to expire in 2017, if not utilized. California research and development credit carryforwards will carry forward indefinitely until utilized. The Company believes that, in May 2010 and February 2009, it experienced ownership changes at times when its enterprise value was minimal. As a result of these ownership changes and the low enterprise values at such times, the Company’s federal and California net operating loss carryforwards and federal research and development credit carryforwards as of December 31, 2016 will likely be subject to annual limitations under IRC Section 382/383 and, more likely than not, will expire unused.

Significant components of the Company’s deferred tax assets as of December 31, 2016, 2015 and 2014 are listed below (in thousands):

	December 31,
	2016	2015	2014
Deferred tax assets:
Capitalized research and development and other	$9,380	$33,894	$31,045
Valuation allowance for deferred tax assets	(9,380)	(33,894)	(31,045)
Net deferred taxes	$—	$—	$—

Income taxes computed by applying the U.S. federal statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the statement of operations as follows (in thousands):

	December 31,
	2016	2015	2014
Income tax benefit at statutory federal rate	$(26,583)	$(14,250)	$(7,256)
Research and development credits	(1,240)	1,128	991
Expired tax attributes	(5)	31	(60)
Change in valuation allowance	25,091	12,042	6,322
Other	2,737	1,049	3
Provision for income taxes	$—	$—	$—

9. Commitments and Contingencies

Leases
In February 2015, the Company entered into a 32-month lease agreement, as a sublessee, for 18,599 square feet of office space to be used as the Company’s corporate headquarters. The lease term is through October 2017. The Company also leases a total of 3,713 square feet of office space with a lease term through March 2018.

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements

In January 2016, the Company entered into a 20-month lease agreement, as a sublessee, for 24,105 square feet of lab space. The lease term is from January 2016 through August 2017, and the total lease payments through the end of the lease will be approximately $726,000. The Company also leases a total of 4,047 square feet of lab space with a lease term through March 2017.

Annual future minimum payments under operating leases as of December 31, 2016 were as follows (in thousands):

	Operating Leases	Sublease Income	Net Operating Leases
2017	$1,040	$(74)	$966
2018	36	(19)	17
Total minimum lease payments	$1,076	$(93)	$983

On December 29, 2016, the Company entered into an agreement with BMR-Axiom LP to lease office and laboratory space in the building located at 4550 Towne Centre Court, San Diego, California (the “Lease”) for a period of ten years commencing on or about November 1, 2017.

The Lease provides an option to extend the Lease for an additional five years at the end of the initial term, as well as an option to terminate the Lease on or before March 31, 2017, subject to certain contingencies. Due to the existence of a termination right, prior to the commencement of rent payments under the Lease, potential rent payments have not been included in the lease commitment table set forth above. Following the lapse of the termination right, these commitments will be reflected in the lease commitment table, to the extent the Lease is not terminated. The Company will be providing a standby letter of credit for $303,000 in lieu of a security deposit. This amount will increase to $909,000 on March 31, 2017, then decrease to $606,000 after year two of the lease and decrease to $303,000 after year five of the lease term. The annual rent under the Lease is initially $3,636,000 per annum, subject to escalation during the term. In addition to rent, the Lease requires the Company to pay certain taxes, insurance, and operating costs relating to the leased premises. The Lease contains customary default provisions, representations, warranties and covenants.

Rent expense was $1,093,000, $699,000 and $176,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Licensing Agreements

In the normal course of business, the Company enters into licensing agreements under which the Company commits to certain annual maintenance payments. Annual future minimum licensing payments under the Company's agreements as of December 31, 2016 are as follows (in thousands):

Minimum Payments
2017	$89
2018	99
2019	57
2020	63
2021	27
Thereafter	120
Total minimum annual maintenance fee payments	$455

La Jolla Pharmaceutical Company
Notes to Consolidated Financial Statements

10. Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2016 and 2015 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Total revenue	$234	$253	$44	$85
Loss from operations	$(16,534)	$(15,617)	$(21,297)	$(24,924)
Net loss	$(16,481)	$(15,566)	$(21,251)	$(24,887)
Basic and diluted net loss per share	$(0.96)	$(0.90)	$(1.23)	$(1.44)
Shares used in computing basic and diluted net loss per share	17,210	17,211	17,211	17,280
2015
Total revenue	$—	$—	$647	$410
Loss from operations	$(8,966)	$(10,658)	$(10,487)	$(11,858)
Net loss	$(8,955)	$(10,650)	$(10,474)	$(11,833)
Basic and diluted net loss per share	$(0.59)	$(0.70)	$(0.70)	$(0.69)
Shares used in computing basic and diluted net loss per share	15,242	15,251	14,899	17,200