Form 10-Q
period 2017-03-31
LA JOLLA PHARMACEUTICAL CO
filed 2017-04-27
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 21, 2017, La Jolla Pharmaceutical Company had 22,123,456 shares of common stock, $0.0001 par value per share, outstanding.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$162,382	$65,726
Restricted cash	304	200
Prepaid expenses and other current assets	1,687	1,505
Total current assets	164,373	67,431
Property and equipment, net	3,614	3,145
Other assets	20	219
Total assets	$168,007	$70,795

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,173	$6,652
Accrued clinical and other expenses	590	1,029
Accrued payroll and related expenses	910	2,077
Total current liabilities	5,673	9,758
Shareholders’ equity:
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 22,123,456 and 18,261,557 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	2	2
Series C-1[2] Convertible Preferred Stock, $0.0001 par value; 11,000 shares authorized, 3,906 shares issued and outstanding at March 31, 2017 and December 31, 2016, and liquidation preference of $3,906 at March 31, 2017 and December 31, 2016	3,906	3,906
Series F Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized, 2,737 shares issued and outstanding at March 31, 2017 and December 31, 2016, and liquidation preference of $2,737 at March 31, 2017 and December 31, 2016	2,737	2,737
Additional paid-in capital	785,640	661,103
Accumulated deficit	(629,951)	(606,711)
Total shareholders’ equity	162,334	61,037
Total liabilities and shareholders’ equity	$168,007	$70,795

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue
Contract revenue - related party	$—	$234
Total revenue	—	234
Expenses
Research and development	17,765	12,715
General and administrative	5,503	4,053
Total expenses	23,268	16,768
Loss from operations	(23,268)	(16,534)
Other income, net	28	53
Net loss	$(23,240)	$(16,481)
Basic and diluted net loss per share	$(1.26)	$(0.96)
Weighted average common shares outstanding - basic and diluted	18,410	17,210

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(23,240)	$(16,481)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	4,788	3,623
Third party share-based compensation expense	195	82
Depreciation expense	281	142
Loss on disposal of equipment	—	21
Changes in operating assets and liabilities:
Restricted cash	(104)	37
Prepaid expenses and other current assets	(182)	(631)
Other assets	199	(147)
Accounts payable	(2,479)	(98)
Accrued clinical and other expenses	(439)	1,187
Accrued payroll and related expenses	(1,167)	(738)
Net cash used for operating activities	(22,148)	(13,003)

Investing activities
Purchase of property and equipment	(750)	(478)
Net cash used for investing activities	(750)	(478)

Financing activities
Net proceeds from the issuance of common stock	117,480	—
Proceeds from the exercise of stock options for common stock	2,074	85
Net cash provided by financing activities	119,554	85

Net increase (decrease) in cash and cash equivalents	96,656	(13,396)
Cash and cash equivalents at beginning of period	65,726	126,467
Cash and cash equivalents at end of period	$162,382	$113,071

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2017

1. Business

La Jolla Pharmaceutical Company (collectively with its subsidiaries, the “Company”) is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies intended to significantly improve outcomes in patients suffering from life-threatening diseases. The Company has several product candidates in development. LJPC-501 is the Company’s proprietary formulation of synthetic human angiotensin II for the potential treatment of catecholamine resistant hypotension. LJPC-401 is the Company’s proprietary formulation of synthetic human hepcidin for the potential treatment of conditions characterized by iron overload, such as hereditary hemochromatosis, beta thalassemia, sickle cell disease and myelodysplastic syndrome. LJPC-30S is the Company’s next-generation gentamicin derivative program that is focused on the potential treatment of serious bacterial infections as well as rare genetic disorders, such as cystic fibrosis and Duchenne muscular dystrophy. The Company was incorporated in 1989 as a Delaware corporation and reincorporated in California in 2012.

In March 2017, the Company completed a common stock offering and received proceeds of approximately $117.5 million, net of issuance costs (see Note 4).

As of March 31, 2017, the Company had $162.4 million in cash and cash equivalents. The Company has incurred significant operating losses and negative cash flows from operations. Based on our current operating plans and projections, management believes that available cash and cash equivalents are sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (SEC).

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2017, there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of the SEC Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2017. The accompanying unaudited condensed consolidated financial statements include the accounts of La Jolla Pharmaceutical Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated balance sheet of the Company at March 31, 2017, the condensed consolidated statement of operations for the three months ended March 31, 2017, and the condensed consolidated statement of cash flows for the three months ended March 31, 2017. Estimates were made relating to useful lives of fixed assets, valuation allowances, impairment of assets, share-based compensation expense and accruals for clinical studies and research and development expenses. Actual results could differ materially from those estimates. Certain amounts previously reported in the financial statements have been reclassified to conform to the current presentation. Such reclassifications did not affect net loss, shareholders’ equity or cash flows. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated balance sheet at December 31, 2016, contained in the above referenced Form 10-K.

Comprehensive Loss

Comprehensive loss for the periods reported was comprised solely of the Company’s net loss. The comprehensive loss for the three months ended March 31, 2017 and 2016 was $23.2 million and $16.5 million, respectively. There were no other changes in equity that were excluded from net loss for all periods presented.

Net Loss Per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding, excluding unvested restricted stock awards. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding plus common stock equivalents. Convertible preferred stock, stock options, warrants and unvested restricted stock awards are considered common stock equivalents and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Common stock equivalents are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive. As of March 31, 2017 and 2016, there were common stock equivalents of 11.4 million shares and 9.9 million shares, respectively. Common stock equivalents were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard update clarifies the presentation of restricted cash and requires companies to include restricted cash and cash equivalents in the beginning and ending cash on the statement of cash flows. Additional disclosures will be required to describe the amount and detail of the restriction by balance sheet line item. ASU 2016-18 will be effective for the Company in the first quarter of 2018. Early adoption is permitted, including adoption in an interim period using a retrospective transition method to each period presented. The Company plans to adopt the ASU in the first quarter of 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. ASU 2016-02 will be effective for the Company in the first quarter of 2019 and will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company currently plans to implement ASU 2016-02 in the first quarter of 2019. By 2019, all of the Company’s active existing leases will have ended. Those leases will not have an impact on the consolidated financial statements upon adoption in 2019, and there will be no requirement for modified retrospective application to the years prior to adoption. In December 2016, the Company entered into a 10-year lease agreement for corporate headquarters with an option to terminate the lease early, subject to certain contingencies. The early termination option expired unexercised in March 2017. The expected lease commencement date is November 1, 2017. Upon adoption of ASU 2016-02, this lease will be recognized on the balance sheet as a lease liability with a corresponding right-of-use asset, which would require modified retrospective application upon adoption in 2019 back to the fourth quarter of 2017.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company in the first quarter of 2018 and allows for full retrospective or a modified retrospective adoption approach. We currently do not have any products or revenues from customers, and the adoption of this standard will not have a material impact on the Company’s financial position or results of operations. The Company plans to adopt the ASU prospectively upon recognition of the first revenue from customers, and there will not be any impact retrospectively or modified retrospectively to our financial statements. The Contract Revenue - Related Party reported in our results of operations for 2015 and 2016, which represents expense reimbursements from a related party, would not be impacted by the adoption of the new guidance.

3. Contract Revenue - Related Party

During the year ended December 31, 2015, the Company entered into a services agreement with a related party. Pursuant to the services agreement, the Company provides certain services to this related party, including, but not limited to, research and development and clinical study design and management for projects undertaken. In exchange for providing such services, the Company is entitled to receive payments at a negotiated, arms-length rate. As a result, the consideration received by the Company for its services is considered to be no less favorable to the Company than comparable terms that the Company could obtain from an unaffiliated third party in an arms-length transaction. The services agreement may be canceled by either party upon 60-days’ written notice to the other party. In addition, the Company has a non-voting profit interest in the related party, which provides the Company with the potential to receive a portion of the future distributions of profits, if any.

No contract revenue was recognized for the three months ended March 31, 2017. For the three months ended March 31, 2016, approximately $234,000 was recognized in contract revenue for services provided and reimbursement of costs incurred under the services agreement.

4. Shareholders' Equity

2017 Common Stock Offering

In March 2017, the Company offered and sold an aggregate of 3,731,344 shares of common stock in an underwritten public offering at a price of $33.50 per share, with gross proceeds of approximately $125.0 million. The Company received proceeds of approximately $117.5 million, net of approximately $7.5 million in underwriting commissions, discounts and other issuance costs.

Share-Based Compensation Expense

Share-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, was reduced by actual forfeitures in the period that the forfeiture occurred.

Total share-based compensation expense related to all share-based awards for the three months ended March 31, 2017 and 2016 was comprised of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development:
Stock options	$2,453	$1,261
Restricted stock	—	30
Warrants	17	11
Research and development share-based compensation expense	2,470	1,302
General and administrative:
Stock options	1,955	1,710
Restricted stock	409	619
Warrants	149	74
General and administrative share-based compensation expense	2,513	2,403
Total share-based compensation expense included in expenses	$4,983	$3,705

As of March 31, 2017, there was $49.7 million of total unrecognized share-based compensation expense related to non-vested stock options. The Company expects to recognize this expense over a weighted-average period of 3.1 years.

Stock Option Valuation

The fair value of each stock option award is estimated on the grant date using a Black-Scholes option pricing model (Black-Scholes model), which uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s common stock. In determining the expected life of employee stock options, the Company uses the “simplified” method. The expected life assumptions for non-employee options are based upon the contractual term of the stock options. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the stock options in effect at the time of the grants. The dividend yield assumption is based on the expectation of no future dividend payments by the Company.

The Company estimated the fair value of each stock option grant on the grant date using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2017	2016
Expected volatility	144%	148%
Expected life	6.22 years	5.41 years
Risk-free interest rate	2.1%	1.4%
Dividend yield	—	—

Stock Option Activity

The Company’s 2013 Equity Plan stock option activity for the three months ended March 31, 2017 was comprised of the following:

	Outstanding Stock Options and 2013 Equity Plan
	Shares Underlying Stock Options	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2016	2,627,462	$21.07
Granted	1,308,625	$19.52
Exercised	(130,555)	$15.89
Forfeited	(16,867)	$19.20
Outstanding at March 31, 2017	3,788,665	$20.72

As of March 31, 2017, there were 668,442 shares of common stock available for future grants under the 2013 Equity Plan, and the Company has reserved an additional 3,728,665 shares of common stock for future issuance upon exercise of all outstanding stock options granted under the 2013 Equity Plan.

During the three months ended March 31, 2017, stock options to purchase 130,555 shares of common stock were exercised with an intrinsic value of $2.4 million.

Restricted Stock Award Activity

The Company’s restricted stock award activity for the three months ended March 31, 2017 was comprised of the following:

	Number of Shares	Weighted- Average Grant Date Fair Market Value
Unvested at December 31, 2016	542,680	$13.22
Vested	(542,680)	$13.22
Unvested at March 31, 2017	—	$—

Warrants

At March 31, 2017, the Company had 93,013 warrants outstanding. During the three months ended March 31, 2017, the Company issued a warrant to purchase up to 25,013 shares of the Company’s common stock to an outside third party at a price equal to the fair market value of the Company’s common stock on the grant date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, all references to “we,” “our,” “us,” “La Jolla” and the “Company” refer to La Jolla Pharmaceutical Company, a California corporation, and its subsidiaries.

Forward-Looking Statements

The forward-looking statements in this report involve significant risks, assumptions and uncertainties, and a number of factors, both foreseen and unforeseen, which could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. Accordingly, you should not rely upon forward-looking statements as predictions of future events. Forward-looking statements include, but are not limited to, risks relating to: the timing of the New Drug Application (NDA) submission for LJPC-501 and prospects for approval of the LJPC-501 NDA; risks that the full data set from the ATHOS-3 study will not be consistent with the top-line results of the study; risks relating to the scope of product label(s) (if approved) and potential market sizes, as well as the broader commercial opportunity; the anticipated timing for regulatory actions; the success of future development activities; potential indications for which the Company’s product candidates may be developed; and the expected duration over which the Company’s cash balances will fund our operations. The outcomes of the events described in these forward-looking statements are subject to the risks, uncertainties and other factors described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the “Risk Factors” section contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (SEC) on February 23, 2017, and in other reports and registration statements that we file with the SEC from time to time. We expressly disclaim any intent to update forward-looking statements.

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

•
Results of Operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the three months ended March 31, 2017 to the results for the three months ended March 31, 2016.

•	Liquidity and Capital Resources. This section provides an analysis of our historical cash flows, as well as our future capital requirements.

Business Overview

La Jolla Pharmaceutical Company is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies intended to significantly improve outcomes in patients suffering from life-threatening diseases. We have several product candidates in development. LJPC-501 is our proprietary formulation of synthetic human angiotensin II for the potential treatment of catecholamine resistant hypotension. LJPC-401 is our proprietary formulation of synthetic human hepcidin for the potential treatment of conditions characterized by iron overload, such as hereditary hemochromatosis, beta thalassemia, sickle cell disease and myelodysplastic syndrome. LJPC-30S is our next-generation gentamicin derivative program that is focused on the potential treatment of serious bacterial infections as well as rare genetic disorders, such as cystic fibrosis and Duchenne muscular dystrophy.

Program Overview

LJPC-501

LJPC-501 is our proprietary formulation of synthetic human angiotensin II. Angiotensin II, the major bioactive component of the renin-angiotensin system, serves as one of the body’s central regulators of blood pressure. LJPC-501 is being developed for the treatment of patients with catecholamine resistant hypotension (CRH), which is an acute, life-threatening condition in which blood pressure drops to dangerously low levels in patients who respond poorly to current treatments. LJPC-501 is the first synthetic human angiotensin II product candidate to be tested in a Phase 3 study.

We initiated a Phase 3 study of LJPC-501 for the treatment of CRH, called the ATHOS-3 (Angiotensin II for the Treatment of High-Output Shock) Phase 3 study, in March 2015. Prior to commencing ATHOS-3, we reached agreement with the U.S. Food and Drug Administration (FDA) on a Special Protocol Assessment (SPA) for this multicenter, randomized, double-blind, placebo-controlled, Phase 3 study. ATHOS-3 was conducted without any amendment to any part of the clinical protocol subject to the SPA agreement, including the primary endpoint and all other endpoints. In ATHOS-3, patients were randomized in a 1:1 fashion to receive either: (i) LJPC-501 plus standard-of-care vasopressors; or (ii) placebo plus standard-of-care vasopressors. Randomized patients received their assigned treatment via continuous IV infusion for up to seven days. The primary efficacy endpoint was the percentage of patients with a mean arterial pressure (MAP) ≥ 75 mmHg or a 10 mmHg increase from baseline MAP at 3 hours following the initiation of study treatment without an increase in standard-of-care vasopressors. Secondary endpoints include comparison of changes in cardiovascular Sequential Organ Failure Assessment (SOFA) scores and the safety and tolerability of LJPC-501 in patients with CRH.

The ATHOS-3 Phase 3 study completed enrollment of 344 patients in the fourth quarter of 2016. In February 2017, we reported positive top-line results from ATHOS-3.

The analysis of the primary efficacy endpoint, defined as the percentage of patients achieving a pre-specified target blood pressure response, was highly statistically significant: 23% of the 158 placebo-treated patients had a blood pressure response compared to 70% of the 163 LJPC-501-treated patients (p<0.00001). In addition, a trend toward longer survival was observed: 22% reduction in mortality risk through day 28 [hazard ratio=0.78 (0.57-1.07), p=0.12] for LJPC-501-treated patients.

Throughout ATHOS-3, safety outcomes were followed by an independent Data Safety Monitoring Board (DSMB). The DSMB recommended that the study continue as originally planned. In this critically ill patient population: 92% of placebo-treated patients compared to 87% of LJPC-501-treated patients experienced at least one adverse event, and 22% of placebo-treated patients compared to 14% of LJPC-501-treated patients discontinued treatment due to an adverse event.

We plan to present and publish detailed results from ATHOS-3 later this year. We also plan to file a New Drug Application with the FDA in the second half of 2017.

LJPC-401

LJPC-401 is our proprietary formulation of synthetic human hepcidin. Hepcidin, an endogenous peptide hormone, is the body’s naturally occurring regulator of iron absorption and distribution. In healthy individuals, hepcidin prevents excessive iron accumulation in vital organs, such as the liver and heart, where it can cause significant damage and even result in death.

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

In September 2016, we reported positive results from a Phase 1 study of LJPC-401 in patients at risk of iron overload suffering from HH, thalassemia and SCD. Single, escalating doses of LJPC-401 were associated with a dose-dependent, statistically significant reduction in serum iron. LJPC-401 was well-tolerated with no dose-limiting toxicities. Injection-site reactions were the most commonly reported adverse event and were all mild or moderate in severity, self-limiting, and fully resolved.

Also in September 2016, we announced that we reached agreement with the European Medicines Agency (EMA) on the design of a pivotal study of LJPC-401. The pivotal study will be a randomized, controlled, multicenter study in beta thalassemia patients suffering from iron overload, a major unmet need in an orphan patient population. The primary endpoint will be a clinically relevant measurement directly related to iron overload. We plan to initiate this study in mid-2017. In 2015, the EMA Committee for Orphan Medicinal Products (COMP) designated LJPC-401 as an orphan medicinal product for the treatment of beta thalassemia intermedia and major. In 2016, the EMA COMP designated LJPC-401 as an orphan medicinal product for the treatment of SCD.

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

Following a pre-investigational new drug (IND) meeting with the FDA, we have received guidance that we may proceed with a proposed Phase 1 study following the submission of an IND application.

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

There have been no material changes to the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed on February 23, 2017.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

The following summarizes the results of our operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Contract revenue - related party	$—	$234
Research and development expense	(17,765)	(12,715)
General and administrative expense	(5,503)	(4,053)
Other income, net	28	53
Net loss	$(23,240)	$(16,481)

Contract Revenue - Related Party

During the year ended December 31, 2015, we entered into a services agreement with a related party. Pursuant to the services agreement, we provide certain services to this related party, including, but not limited to, research and development and clinical study design and management for projects undertaken. Contract revenue is a function of the availability of potential projects identified by our customer and our ability and willingness to take on such projects. As such, this revenue may be significantly reduced in future periods, as has happened for the three months ended March 31, 2017. In exchange for providing such services, we receive payments at a negotiated, arms-length rate. As a result, the consideration received by us for our services is considered to be no less favorable to us than comparable terms that we could obtain from an unaffiliated third party in an arms-length transaction. The services agreement may be canceled by either party upon 60-days’ written notice to the other party. In addition, we have a non-voting profit interest in the related party, which provides us with the potential to receive a portion of the future distributions of profits, if any.

Research and Development Expense

The following summarizes our research and development expense for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Clinical development costs	$7,994	$6,991
Personnel and related costs	5,271	2,516
Share-based compensation expense	2,470	1,302
Technology in-licensing costs	253	185
Other research and development costs	1,777	1,721
Total research and development expense	$17,765	$12,715

For the three months ended March 31, 2017, research and development expense increased to $17.8 million compared to $12.7 million for the three months ended March 31, 2016. The increase was primarily driven by personnel costs and share-based compensation as a result of increased headcount to support our increased clinical development activities associated with the Phase 3 study of LJPC-501, Phase 1 study of LJPC-401and preclinical costs associated with the LJPC-30S program. We anticipate research and development expense to increase during the remainder of 2017, due to planned increases in personnel to support the continuation of our clinical development of LJPC-501 and LJPC-401, the initiation of additional clinical studies and the ongoing development of our product candidates and additional programs we have acquired.

General and Administrative Expense

The following summarizes our general and administrative expense for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Personnel and related costs	$1,354	$920
Share-based compensation expense	2,513	2,403
Other general and administrative expense	1,636	730
Total general and administrative expense	$5,503	$4,053

During the three months ended March 31, 2017, general and administrative expense increased to $5.5 million compared to $4.1 million for the three months ended March 31, 2016. The increase was primarily due to increased personnel costs and professional and outside services associated with our increased development activities. We anticipate general and administrative expense to increase throughout 2017, due to planned increases in personnel and professional and outside services to support ongoing development of our product candidates.

Liquidity and Capital Resources

Since January 2012, when La Jolla was effectively restarted with new assets and a new management team, through March 31, 2017, our cash used in operating activities was $125.7 million. From inception through March 31, 2017, we have incurred a cumulative net loss of $630.0 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through March 31, 2017, we have raised $705.7 million in net proceeds from the sales of equity securities.

In March 2017, the Company completed a common stock offering and received proceeds of approximately $117.5 million, net of issuance costs.

As of March 31, 2017, we had $162.4 million in cash and cash equivalents, compared to $65.7 million of cash and cash equivalents at December 31, 2016. Based on our cash and working capital as of March 31, 2017 and our current operating plans and projections, we believe that the available cash and cash equivalents will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Cash used in operating activities for the three months ended March 31, 2017 was $22.1 million, compared to $13.0 million for the same period in 2016. The increase was primarily due to increased research and development activities. For the three months ended March 31, 2017, we used $0.8 million of cash for investing activities related to purchases of property and equipment, compared to $0.5 million for the same period in 2016. Cash provided by financing activities for the three months ended March 31, 2017 was $119.6 million, compared to $0.1 million for the same period in 2016. The increase was primarily due to the March 2017 common stock offering. As of March 31, 2017, we had positive working capital of $158.7 million, compared to positive working capital of $57.7 million at December 31, 2016. The increase in our cash and cash equivalents and working capital was primarily due to the cash provided by financing activities offset by cash used for operating and investing activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates. There were no material changes to our market risks in the three months ended March 31, 2017, when compared to the disclosures in Item 7A of our Annual Report Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may face various claims brought by third parties. Any of these claims could subject us to costly litigation. However, as of the date of this report, we are not currently a party to any legal proceedings that we believe could have a material adverse effect on our business, financial condition or results of operations. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could negatively affect our business, financial condition and results of operations.

ITEM 1A. RISK FACTORS

No material changes to risk factors have occurred as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017, as supplemented by those risk factors set forth under the caption “Risk Factors” in our Prospectus Supplement, dated March 22, 2017, filed with the SEC on March 24, 2017 pursuant to Rule 424(b), which are incorporated herein by reference.

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

La Jolla Pharmaceutical Company

Date:	April 27, 2017	/s/ George F. Tidmarsh
George F. Tidmarsh, M.D., Ph.D.
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

/s/ Dennis M. Mulroy
Dennis M. Mulroy
Chief Financial Officer
(Principal Financial and Accounting Officer)