Form 10-K/A
period 2016-12-31
LA JOLLA PHARMACEUTICAL CO
filed 2017-04-28
CIK 920465

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No   ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2016 totaled approximately $220,069,000. As of March 31, 2017, there were 22,123,456 shares of the Company’s common stock, $0.0001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K of La Jolla Pharmaceutical Company (“we,” “our,” “us,” “La Jolla” and the “Company”) for the fiscal year ended December 31, 2016, as originally filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2017 (the “Original Filing”). This Form 10-K/A amends the Original Filing to replace in its entirety the information provided in Part III of the Original Filing, which was previously expected to be incorporated by reference from our 2017 Annual Meeting Proxy Statement. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of March 31, 2017 are set forth below.

BOARD OF DIRECTORS

Name	Age	Position
George F. Tidmarsh, M.D., Ph.D.	57	President, Chief Executive Officer, Secretary and Director
Kevin C. Tang	50	Director, Chairman of the Board
Laura L. Douglass	52	Director
Craig A. Johnson	55	Director
Robert H. Rosen	61	Director

The biographies of the members of our Board of Directors (the “Board”) appear below.

George F. Tidmarsh, M.D., Ph.D. has served as President, Chief Executive Officer, Secretary and a director of the Company since January 2012. Dr. Tidmarsh has more than 25 years of experience creating, building and leading biotechnology and pharmaceutical companies and developing innovative pharmaceutical products. Prior to joining the Company, Dr. Tidmarsh was the Chief Executive Officer of Solana Therapeutics, Inc. from August 2011 to January 2012. In 2006, he founded Metronome Therapeutics, Inc., where he served as its Chief Executive Officer until its acquisition by Spectrum Pharmaceuticals, Inc. in 2010. In 2005, Dr. Tidmarsh founded Horizon Pharma, Inc., where he served as its President and Chief Executive Officer until 2008 and as a director and consultant until 2011. In 2001, he founded Threshold Pharmaceuticals, Inc., where he served as its President until 2005. Earlier in his career, Dr. Tidmarsh led the development of Doxil® (doxorubicin hydrochloride liposomal injection) while serving as Director of Oncology at Liposome Technology, Inc. Doxil has become a standard-of-care treatment for patients suffering from ovarian cancer. He serves as a director of the Citizens Oncology Foundation, a non-profit organization. Dr. Tidmarsh received his M.D. and Ph.D. from Stanford University, where he completed fellowship training in Pediatric Oncology and Neonatology and remains a Consulting Professor of Pediatrics and Neonatology. The Board has concluded that Dr. Tidmarsh should serve on our Board based on his extensive experience creating, building and leading biotechnology companies.

Kevin C. Tang has served as a director and as Chairman of the Board of the Company since August 2014. Mr. Tang has more than 20 years of experience in evaluating, creating and building biotechnology companies that are focused on developing treatments for life-threatening and debilitating diseases and conditions. Mr. Tang is the President of Tang Capital Management, LLC, a life sciences-focused investment company he founded in 2002. From 1993 to 2001, Mr. Tang held various positions at Deutsche Banc Alex Brown, Inc., an investment banking firm, most recently serving as Managing Director and head of the firm’s Life Sciences research group. Since 2009, Mr. Tang has served as a director of Heron Therapeutics, Inc. and, since 2012, has served as the Chairman of its Board of Directors. In 2006, Mr. Tang co-founded Ardea Biosciences, Inc. and served as a director from its inception through its acquisition by AstraZeneca PLC in 2012. From 2009 through its acquisition by Endo Pharmaceuticals, Inc. in 2010, he served as a director of Penwest Pharmaceuticals Co. From 2001 to 2008, Mr. Tang was a director of Trimeris, Inc. (acquired by Synageva Biopharma Corp.). Mr. Tang received a B.S. degree from Duke University. The Board has concluded that Mr. Tang should serve on our Board based on his extensive experience forming and building biotechnology companies, serving as a director of numerous biotechnology companies and serving as a manager of funds specializing in the area of life sciences.

Laura L. Douglass has served as a director of the Company since October 2013. Ms. Douglass has more than 25 years of operating experience in the drug development industry with a particular expertise in clinical trial design and execution. Ms. Douglass currently is the President and Chief Executive Officer of Next Generation Clinical Research, a contract research organization servicing the pharmaceutical industry that she founded in 1999. Additionally, Ms. Douglass serves as the President and Chief Executive Officer for Eufaeria Biosciences, Inc. Ms. Douglass is also a founder and director of SB Bancorp, Inc. and Settlers Bank, Inc. She also serves as a director of Agrace HospiceCare. Ms. Douglass received a nursing degree from The University of the State of New York-Albany. The Board has concluded that Ms. Douglass should serve on our Board based on her substantial operating experience and expertise in clinical trial management.

Craig A. Johnson has served as a director of the Company since October 2013. Mr. Johnson has more than 25 years of experience serving in senior financial management roles and governing corporations, primarily in the biotechnology industry. Mr. Johnson is currently a director of Mirati Therapeutics, Inc., Heron Therapeutics, Inc. and GenomeDx Biosciences, Inc. Mr. Johnson served as a director of Ardea Biosciences, Inc. from 2008 until its acquisition by AstraZeneca PLC in 2012, and as a director of Adamis Pharmaceuticals Corporation from 2011 to 2014. From 2011 to 2012, he was Chief Financial Officer of PURE Bioscience, Inc. From 2010 to 2011, he was Senior Vice President and Chief Financial Officer of NovaDel Pharma Inc. Mr. Johnson served as Vice President and Chief Financial Officer of TorreyPines Therapeutics, Inc. from 2004 until its acquisition by Raptor Pharmaceutical Corp. in 2009, and then as Vice President of a wholly-owned subsidiary of Raptor from 2009 to 2010. He held several positions, including Chief Financial Officer and Senior Vice President of Operations, at MitoKor, Inc. from 1994 to 2004. Prior to 1994, Mr. Johnson held senior financial positions with several early-stage technology companies and also practiced as a Certified Public Accountant with Price Waterhouse. Mr. Johnson received a B.B.A. degree in accounting from the University of Michigan-Dearborn. The Board has concluded that Mr. Johnson should serve on our Board based on his substantial experience governing biotechnology companies and expertise in financial management.

Robert H. Rosen has served as a director of the Company since July 2014. Mr. Rosen has more than 25 years of experience serving in leadership positions in biotechnology and pharmaceutical companies and commercializing innovative pharmaceutical products. Mr. Rosen has served as President and a director of Heron Therapeutics, Inc. since May 2013. Prior to his appointment as President of Heron Therapeutics, he served as Senior Vice President and Chief Commercial Officer beginning in October 2012. Prior to joining Heron Therapeutics, Mr. Rosen served as Managing Partner of Scotia Nordic LLC, a life sciences advisory firm. From April 2011 to March 2012, Mr. Rosen served as Senior Vice President of Global Commercial Operations at Dendreon Corporation. From 2005 to 2011, he served as Global Head of Oncology at Bayer HealthCare Pharmaceuticals, where he was responsible for the development of the oncology business unit for regions that included the Americas, Europe, Japan and Asia Pacific. During his tenure at Bayer, Mr. Rosen led the launch of Nexavar® (sorafenib) for the treatment of renal cell carcinoma and hepatocellular carcinoma. From 2002 to 2005, Mr. Rosen was Vice President of the Oncology Business Unit at Sanofi-Synthèlabo Inc., where he was responsible for the development of Sanofi’s U.S. oncology business and the launch of Eloxatin® (oxaliplatin) for colon cancer. From November 2014 to December 2015, Mr. Rosen served as a director of Conkwest, Inc. (now NantKwest, Inc.). Mr. Rosen received a B.S. degree in pharmacy from Northeastern University. The Board has concluded that Mr. Rosen should serve on our Board based on his extensive leadership experience in the biotechnology and pharmaceutical industry and expertise in commercializing innovative pharmaceutical products.

EXECUTIVE OFFICERS

Our executive officers and their respective ages are set forth below, as well as biographies for officers other than Dr. Tidmarsh, whose biography is set forth above.

Name	Age	Position
George F. Tidmarsh, M.D., Ph.D.	57	President, Chief Executive Officer, Secretary and Director
Lakhmir S. Chawla, M.D.	46	Chief Medical Officer
Dennis M. Mulroy	62	Chief Financial Officer
Jennifer A. Carver	63	Chief Operating Officer
James M. Rolke	48	Chief Scientific Officer

Dr. Lakhmir “Mink” S. Chawla has been the Chief Medical Officer of the Company since July 2015. Dr. Chawla has more than 20 years of medical experience with particular expertise in critical care and nephrology. Dr. Chawla has been an active investigator in the field of critical care nephrology since 2002. Previously, Dr. Chawla was an Associate Professor of Medicine at the George Washington University from 2008 to 2015, where he had dual appointments in the Department of Anesthesiology and Critical Care Medicine and in the Department of Medicine, Division of Renal Diseases and Hypertension. Dr. Chawla was also the Chief of the Division of Intensive Care Medicine at the Washington D.C. Veterans Affairs Medical Center from 2014 to 2015. During his tenure at George Washington, Dr. Chawla was the designer and lead investigator of a pilot study called the ATHOS (Angiotensin II for the Treatment of High Output Shock) trial, which served as the basis for the Company’s ongoing ATHOS 3 clinical study. Dr. Chawla received an M.D. from the New Jersey Medical School.

Dennis M. Mulroy has been the Chief Financial Officer of the Company since April 2015. Mr. Mulroy has more than 25 years of financial management experience, including leadership positions in publicly traded biotechnology, life sciences, medical service and medical device companies. Prior to joining La Jolla, Mr. Mulroy served as Chief Financial Officer of Taxus Cardium Pharmaceuticals Group Inc. since 2005. Prior to joining Taxus Cardium, Mr. Mulroy served as Chief Financial Officer of Molecular Imaging, Inc. and SeraCare Life Sciences, Inc., and held financial management positions of increasing responsibility at several other companies. Mr. Mulroy began his career as a Certified Public Accountant with Ernst & Young LLP in San Diego. Mr. Mulroy received a B.S. degree in business administration, with an emphasis in accounting, from the University of San Diego.

Jennifer A. Carver has been the Chief Operating Officer since January 2017. Prior to her appointment as Chief Operating Officer, Ms. Carver held a number of operational roles of increasing responsibility since joining the Company in February 2014, most recently as Senior Vice President, Operations of the Company. Ms. Carver has more than 20 years of cross-functional leadership experience in pharmaceutical drug development and the healthcare industry. Prior to joining La Jolla, Ms. Carver was Senior Director of Project Management at Spectrum Pharmaceuticals, Inc., leading the NDA and launch activities for Beleodaq®, an FDA-approved, anti-cancer agent, from 2012 to 2014. Previously, she held various roles at Allos Therapeutics, Inc. from 2001 to 2012, including Project Manager for Folotyn®, an FDA-approved, anti-cancer agent, and leading integration activities following the acquisition of Allos by Spectrum Pharmaceuticals in 2012. Ms. Carver received a B.S.N. and M.B.A. from the University of Colorado.

James M. Rolke has been the Chief Scientific Officer of the Company since January 2017. Prior to his appointment as Chief Scientific Officer, Mr. Rolke held various positions of increasing responsibility since joining the Company in January 2012, most recently as Vice President of Research & Development. Mr. Rolke has over 25 years of research and development experience in the biotechnology industry. Prior to joining La Jolla, Mr. Rolke was Chief Technology Officer at Pluromed, Inc. (acquired by Sanofi) from 2009 to 2012. Previously, Mr. Rolke served as Director of Operations at Prospect Therapeutics, Inc. from 2007 to 2009, and held research and development positions of increasing responsibility at several other companies. Mr. Rolke received a B.S. degree in chemistry from Keene State College.

CORPORATE GOVERNANCE

Our business affairs are managed under the direction of our Board, which is currently composed of five directors. Consistent with NASDAQ listing requirements, our Board makes an annual determination of the independence of our directors. This determination is made in conjunction with each annual meeting of shareholders and was most recently done in connection with the 2016 Annual Meeting of Shareholders. As of that date (the “Reference Date”), the Board had determined that Ms. Douglass, Mr. Johnson and Mr. Rosen are “independent” within the meaning of NASDAQ Marketplace Rules 5605(b) and 5605(a)(2). The Board will reassess director independence in connection with the 2017 Annual Meeting of Shareholders and will include its independence determination in the proxy statement for such meeting.

During the year ended December 31, 2016, the Board met or took action by unanimous written consent six times (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of: (i) the total number of meetings of the Board held during the period for which he or she has been a director; and (ii) the total number of meetings held by all committees of our Board on which he or she served during the periods that he or she served.

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

Audit Committee. It is the responsibility of the Audit Committee to oversee our accounting and financial reporting processes and the audits of our financial statements. In addition, the Audit Committee assists the Board in its oversight of our compliance with legal and regulatory requirements. The specific duties of the Audit Committee include: monitoring the integrity of our financial process and systems of internal controls regarding finance, accounting and legal compliance; selecting our independent auditor; monitoring the independence and performance of our independent auditor; and providing an avenue of communication among the independent auditor, our management and our Board. The Audit Committee has the authority to conduct any investigation it feels appropriate to fulfill its responsibilities, and it has direct access to all of our employees and to the independent auditor. The Audit Committee also has the ability to retain, at our expense and without further approval of the Board, special legal, accounting or other consultants or experts that it deems necessary in the performance of its duties. The Audit Committee met or took action by unanimous written consent four times in 2016. The Audit Committee is comprised of three members, Craig Johnson, Robert Rosen and Laura Douglass. Craig Johnson is the chair of the Audit Committee and is deemed to be the audit committee's financial expert. As of the Reference Date, each member of the Audit Committee met the requirements for independence under the listing standards of the NASDAQ Capital Market and the SEC rules and regulations, as well as met the requirements for financial literacy and sophistication under the applicable listing standards.

Compensation Committee. It is the responsibility of the Compensation Committee to assist the Board in discharging the Board’s responsibilities regarding the compensation of our employees and directors. The specific duties of the Compensation Committee include: making recommendations to the Board regarding the corporate goals and objectives relevant to executive compensation; evaluating our executive officers’ performance in light of such goals and objectives; recommending compensation levels to the Board based upon such evaluations; administering our incentive compensation plans, including our equity-based incentive plans; making recommendations to the Board regarding our overall compensation structure, policies and programs; and reviewing the Company’s compensation disclosures. Additional information regarding the processes and procedures of the Compensation Committee is provided below under the caption “Executive Compensation.” The Compensation Committee met or took action by unanimous written consent five times in 2016. The Compensation Committee is comprised of two members, Craig Johnson and Laura Douglass. Craig Johnson is the chair of the Compensation Committee. As of the Reference Date, each member of the Compensation Committee met the requirements for independence under the listing standards of the NASDAQ Capital Market and the SEC rules and regulations.

Corporate Governance and Nominating Committee. It is the responsibility of the Corporate Governance and Nominating Committee to assist the Board: to identify qualified individuals to become directors of the Board; to determine the composition of the Board and its committees; and to monitor and assess the effectiveness of the Board and its committees. The specific duties of the Corporate Governance and Nominating Committee include: identifying, screening and recommending to the Board candidates for election to the Board; reviewing director candidates recommended by our shareholders; assisting in recruiting qualified director candidates to serve on the Board; monitoring the independence of current directors and nominees; and monitoring and assessing the relationship between the Board and our management with respect to the Board’s ability to function independently of management. The Corporate Governance and Nominating Committee met or took action by unanimous written consent one time in 2016. The Corporate Governance and Nominating Committee is comprised of two members, Laura Douglass and Robert Rosen. As of the Reference Date, each member of the Corporate Governance and Nominating Committee met the requirements for independence under the listing standards of the NASDAQ Capital Market.

Corporate Governance Guidelines

We have adopted a set of Corporate Governance Guidelines that describe a number of our corporate governance practices. The Corporate Governance Guidelines are available for viewing on our website at www.ljpc.com, under “Investor Relations.”

Code of Ethics; Corporate Website

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial and accounting officer, or persons performing similar functions. Our Code of Ethics is posted on our corporate governance page within the corporate website located at www.ljpc.com, under link “Investor Relations.” We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver. The corporate website may also be used to communicate other material developments to our shareholders from time to time, such as press releases, corporate presentations and presentations at investor conferences. Shareholders are encouraged to regularly review the corporate website for any such updates.

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

Compensation Committee Interlocks and Insider Participation

During 2016, Dr. Tidmarsh was an employee of the Company. None of our executive officers served as a member of the Compensation Committee or as a director of another entity where such entity’s executive officers served on our Compensation Committee or Board.

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

The Board oversees the management of risk exposure and risk mitigation in various areas including: (i) risks relating to our employment policies and executive compensation plans and arrangements; (ii) financial risks and taking appropriate actions to help ensure quality financial reporting and appropriately conservative investment practices; and (iii) risks associated with the independence of the Board and potential conflicts of interest. The Audit Committee reviews policies with respect to risk assessment and risk management and consults with outside resources as appropriate on other matters that could have a significant impact on the Company’s financial statements. The Audit Committee also reviews policies with respect to financial risk and makes recommendations to the Board. The Board’s administration of its risk oversight function has not affected the Board’s leadership structure, which separates the roles of our Chairman of the Board and our Chief Executive Officer.

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

Director Attendance at Annual Meetings

Our Board has adopted a policy that encourages our directors to attend our annual shareholder meeting. We held our 2016 annual shareholder meeting on August 23, 2016, and three of the Company’s directors were present in person for such meeting.

Report of the Audit Committee

The Audit Committee oversees our financial reporting process. Management has the primary responsibility for the financial statements and the reporting process, including our system of internal control over financial reporting. In fulfilling its oversight responsibilities, the Audit Committee reviewed and discussed the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 with management, including a discussion of the quality, not merely the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

The Audit Committee reviewed our audited financial statements with our independent auditor, who is responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, including a discussion of such matters as are required to be discussed under auditing standards generally accepted in the United States. In addition, the Audit Committee has discussed with the independent auditor its independence from us and our management, including as set forth in Auditing Standard 1301: Communications with Audit Committees (formerly Auditing Standard No. 16). The Audit Committee has also considered the compatibility of the independent auditor’s provision of non-audit services to us with the auditor’s independence.

The Audit Committee discussed with our independent auditor the overall scope and plan for its audit. The Audit Committee met with the independent auditor, with and without management present, to discuss the results of its examinations, its evaluations of our internal controls and the overall quality of our financial reporting.

Based upon the reviews and discussions referred to above, the Audit Committee recommended that our audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2016 for filing with the SEC. This report is provided by the following directors, who perform the functions of the Audit Committee:

Craig A. Johnson, Chair of Audit Committee
Robert H. Rosen
Laura L. Douglass

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors and officers and persons who own more than 10% of our equity securities are required to report their initial beneficial ownership of our equity securities and any subsequent changes in that beneficial ownership to the SEC. Specific due dates for these reports have been established, and we are required to disclose any known late filings during the year ended December 31, 2016. To our knowledge, based solely upon our review of the copies of such reports required to be furnished to us during the year ended December 31, 2016, all of these reports were timely filed.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Overview

The following Compensation Discussion and Analysis describes the material elements of compensation earned by our four executive officers serving during 2016, which included the Chief Executive Officer, Chief Medical Officer, Chief Financial Officer and Chief Operating Officer (who held the title of Senior Vice President, Operations during 2016) who are collectively referred to herein as the Company’s Named Executive Officers. In January 2017, James Rolke was promoted to the position of Chief Scientific Officer. In that capacity, Mr. Rolke is deemed an executive officer. However, because Mr. Rolke was not serving as an executive officer at any time during 2016, Mr. Rolke is not included as a Named Executive Officer for the year ended December 31, 2016.

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

With respect to equity awards, these awards typically vest and become exercisable over a period of four years, consisting of an initial one-year cliff-vest, followed by monthly or quarterly vesting. However, we have also used performance-based vesting conditions and the combination of performance and time-based vesting conditions for certain awards. We believe that long-term value creation, contrasted with short-term gain, presents the best opportunity for employees to profit from these awards. In circumstances where performance-based equity awards have been granted, the events that trigger vesting are generally estimated to be achieved at least one year from the grant date, although shorter performance goals may be used in some cases. The Company has not historically used claw-back provisions or imposed holding periods for vested awards, although the Compensation Committee may consider whether such mechanisms might be appropriate in the future to mitigate risk.

Risk Management and Mitigation

In reviewing the compensation structure in fiscal 2016, we also considered how the Company’s compensation policies may affect the Company’s risk profile and whether compensation policies and practices may encourage risk-taking by employees. More specifically, we considered the general design philosophy of the Company’s policies for employees whose conduct would be most affected by incentives established by compensation policies. In considering these issues, we concluded that the use of performance-based bonuses and long-term equity awards did not appear to create undue risks for the Company or encourage excessive risk-taking behavior on the part of our executive officers.

Roles in Determining Compensation

Compensation Committee

The Compensation Committee has the responsibility of reviewing the appropriateness of the total compensation paid to our executive officers. The Compensation Committee oversaw and approved all compensation arrangements and actions for our key employees in 2016, including the Named Executive Officers. The Compensation Committee has delegated to the Chief Executive Officer certain administrative responsibilities under the Company’s equity compensation plan, allowing the Chief Executive Officer to make equity award grants, and set base salary and annual incentive targets, in each case within predetermined guidelines established by the Compensation Committee and limited to non-officer employees of the Company.

Compensation Consultant

In 2016, the Compensation Committee engaged the services of Barney & Barney, LLC (“B&B”), an independent insurance firm that provides compensation consulting services. The directive for B&B was to assist the Compensation Committee in its review of executive and director compensation practices, including the competitiveness of pay levels, executive compensation design and review, and analysis of competitive data with respect to the Company’s peers in the industry. The Compensation Committee has the final authority to engage and terminate services for consultants it may engage. The decision to engage B&B was not made, or recommended, by the Company’s management. B&B also provides insurance brokerage services to the Company outside of its services to the Compensation Committee. The Compensation Committee, after a review of the factors set forth in Section 10C-1 of the Securities Exchange Act of 1934, has determined that B&B is independent, and the insurance brokerage work and compensation consulting work performed by B&B did not present any conflicts of interest.

Say-on-Pay

On June 5, 2013 and August 23, 2016, the Company provided shareholders a “say-on-pay” advisory vote on its executive compensation under Section 14A of the Securities Exchange Act of 1934, as amended. At the Company’s 2013 and 2016 annual meeting of shareholders, shareholders expressed support for the compensation of our Named Executive Officers, with a majority of the votes cast for approval of the “say-on-pay” advisory vote. The Compensation Committee carefully evaluated the results of these advisory votes. The Compensation Committee also considers many other factors in evaluating the Company's executive compensation programs as discussed in this Compensation Discussion and Analysis, including the Compensation Committee's assessment of the interaction of our compensation programs with our corporate business objectives, evaluations of our programs by external consultants, and review of peer group and survey data, each of which is evaluated in the context of the Compensation Committee’s fiduciary duty to act as the directors determine to be in shareholders’ best interests. While each of these factors bore on the Compensation Committee’s decisions regarding our Named Executive Officers' compensation, the Compensation Committee did not make any changes to our executive compensation program and policies as a result of the “say-on-pay” advisory votes. The Company also provided shareholders a “say-on-frequency” advisory vote on June 5, 2013. As previously disclosed, in light of the results of such shareholder vote, the Board adopted a resolution to hold a “say-on-pay” vote once every three years. The next “say-on-pay” vote will be held at the Company’s 2019 annual meeting of shareholders, at which time the Company will also submit a new say-on-frequency vote for consideration.

Base Salary

Executive base salaries are based on job responsibilities, accountability and the experience of the individual. For 2016, the Compensation Committee sought to implement a policy of targeting base salaries for executives, including the Chief Executive Officer, at or near the 50th percentile of salaries of executives with similar roles at similar organizations, based on broad comparative data. In its assessment of executive compensation levels, B&B provided information that indicated that, using the Company’s identified peer group, executive cash compensation was slightly below the 50th percentile.
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

Salary levels are typically considered annually as part of our performance review process as well as upon promotion or other changes in job responsibilities. Merit increases are awarded based on the Compensation Committee’s subjective overall review of an executive’s performance of his or her job responsibilities. In addition, base salaries are reviewed annually to assure comparability with market practices. Market adjustments generally are reserved for those whose base salaries are substantially below market. In June 2016, the compensation committee reassessed the base salaries paid to the Executive Officers and based on a review of peer data, approved increases of 4.2% for Dr. Chawla, 6.1% for Mr. Mulroy, and 13.3% for Ms. Carver. Dr. Tidmarsh’s base salary remained unchanged. In the evaluation of performance for 2016, the Compensation Committee approved an increase of 2.5% in the base salaries for Dr. Tidmarsh, Dr. Chawla, Mr. Mulroy and Ms. Carver. Ms. Carver was promoted to Chief Operation Officer and received an additional promotion increase of 6%. These increases were effective commencing with the first pay period in 2017.

Annual Incentive Bonus

The annual performance-based cash bonus for the Named Executive Officers is determined based upon corporate performance and also individual achievements and performance, as warranted. The Compensation Committee, consistent with the overall corporate philosophy of keeping cash compensation for executives at or near the 50th percentile when compared to executives with similar roles at similar organizations, reviewed the target bonus potential payout for the Named Executive Officers together with other generally available market comparative data. The target bonus is set at an incentive level based on the executive’s accountability and potential impact on the Company’s performance. Accordingly, the more control and accountability that an executive has over the Company’s performance, the greater the percentage of that executive’s total compensation is dependent on annual performance-based cash bonus awards. The targeted bonus payout for 2016 set at the beginning of the year was 50% of base salary for Dr. Tidmarsh and 35% of base salary for each of Dr. Chawla, Mr. Mulroy and Ms. Carver. In determining the annual performance-based cash bonus opportunity for executives, the executive’s annual base salary is multiplied by his target bonus percentage. The resulting amount is then multiplied by the corporate performance percentage approved by the Compensation Committee, which is dependent on the achievement of corporate performance goals, and also potentially adjusted upwards or downwards for individual executives based on their individual contribution toward the corporate results during the relevant year and prorated for their time employed in 2016. For 2016, the Compensation Committee determined that our Named Executive Officers had achieved 90% of their corporate performance goals and individual contribution toward the corporate results. Key factors in determining the 2016 level of achievement included full enrollment of the LJPC-501 study, reporting positive phase 1 results for the LJPC-401 study, and the agreement with the European Medical Agency on the design of a pivotal trial for LJPC-401. Performance-based cash bonus payouts made to the Named Executive Officers in January 2017 for their performance in 2016 are shown in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table.

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

Equity Compensation

The executive equity incentive compensation program is designed to promote high performance and achievement of corporate goals by employees on a long-term basis, encourage the growth of shareholder value and allow employees to participate in the long-term success of the Company. As of December 31, 2016, the Company had approximately 102 employees and four non-employee directors who are eligible to receive equity awards. Under the 2013 Equity Incentive Plan, the Board (or a committee thereof, including the Compensation Committee) may grant stock options, shares of stock, restricted stock units, stock appreciation rights and performance awards. In granting these awards, the Board (or a committee thereof, including the Compensation Committee) may establish any conditions or restrictions it deems appropriate.

To date, our Company has generally granted equity to our executive officers and other employees in the form of stock options. These awards will provide compensation only to the extent that the Company’s stock price appreciates over that time. The Compensation Committee has provided the management team with an equity stake in the business, which we believe aligns the long-term interests of the management team with our shareholders. Because a financial gain from stock options is only possible if the price of the Company’s common stock has increased, the Company believes that option grants motivate our executives and other employees to deliver superior performance and focus on behaviors and initiatives that lead to long-term value creation, which benefits all of the Company’s shareholders. The Company typically grants time-based vesting options, but has also granted performance-based stock and option awards to our Chief Executive Officer and also certain other executives upon occasion.

Stock option award levels are based on option grant guidelines approved by the Board or the Compensation Committee and vary among employees based on their level within the Company and their individual performance. Annual awards of stock options to executives are made as part of the annual review of executive performance, which typically occurs around year end. Newly hired or promoted executives receive their award of stock options on their date of hire/promotion or at the next regularly scheduled Compensation Committee or Board meeting following their hire or promotion date. The Compensation Committee targets stock option award levels for executives, including the Chief Executive Officer, at or near the 75th percentile of long-term incentive awards of executives with similar roles at similar organizations, based on broad comparative data. The resulting amount is then multiplied by the corporate performance percentage approved by the Compensation Committee, which is dependent on the achievement of corporate performance goals, and also potentially adjusted upwards or downwards for individual executives based on their individual contribution toward the corporate results during the relevant year and prorated for their time employed in 2016. The Compensation Committee, in line with the Company’s philosophy to encourage long-term value creation, elected to emphasize the equity portion of each executive’s overall total compensation. The grant of options by the Company is unrelated to any anticipated major announcements made by the Company and is thus not influenced by any material, non-public information that may exist at the time of grant.

Following an annual review of compensation, as well as individual and corporate performance that was completed in December 2016, Dr. Tidmarsh, Dr. Chawla, Mr. Mulroy and Ms. Carver were each granted an option to purchase up to 214,700, 64,100, 64,100 and 64,100 shares, respectively, of the Company's common stock at a price equal to the fair market value of the Company’s common stock on the grant date, which was January 4, 2017. These options shall vest and become exercisable with respect to one-quarter of the underlying shares on the first anniversary of the grant date, and the remaining shares are to vest ratably each month thereafter over the next three years, such that these options are fully vested and exercisable on the fourth anniversary of the grant date, subject to the recipient’s continued service with the Company through each such vesting date. These options were granted and governed in all respects under the Company’s 2013 Equity Incentive Plan.

Employee Benefit Program

We have not historically provided special benefits or perquisites to our Named Executive Officers and did not do so in 2016. The Named Executive Officers are eligible to participate in all of the Company’s health, welfare, paid time-off and 401(k) retirement savings benefit programs on the same terms as are available to other employees. These benefit programs are designed to enable the Company to attract and retain its workforce in a competitive marketplace. Health, welfare and paid time-off benefits ensure that the Company has a productive and focused workforce through reliable and competitive health and other benefits. The retirement savings plan helps employees save and prepare financially for retirement.

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

Competitive Market Review

In 2016, the Compensation Committee retained B&B to assist the committee in identifying a selected peer group of companies within the biotechnology/biopharmaceutical industry and with similar identified characteristics to our Company to be used to assess compensation levels for the top senior management positions. B&B was involved with the process of selecting an appropriate peer group for our Company and in collecting and analyzing compensation data of the companies within our peer group. In addition, for some positions, we reviewed other broader market surveys within our industry. While we do not establish compensation levels based solely on comparative data, pay practices at other companies are an important factor that is considered in assessing the reasonableness of compensation and ensuring that our compensation practices are competitive in the marketplace. In compiling the peer group for 2016, the factors that were identified as providing well-defined comparatives to the Company were market capitalization ($400 million to $1 billion), current stage of clinical development or business activity (product(s) in Phase 2 and Phase 3 studies, and/or close to potential commercialization) and number of employees ( < 150). While the Compensation Committee reviewed compensation data pertaining to these companies, it determined that elements such as the Company’s diversity of clinical development activities and the level of executive experience should be significant factors in assessing compensation levels, and certain factors such as number of employees or market capitalization might allow for easy categorization, but were not necessarily the most significant factors in determining the relative need by the Company to recruit highly skilled executives. The 20 companies in the peer group identified by B&B for 2016 are listed below.

Agenus Inc.	Ardelyx, Inc.
Array BioPharma Inc.	Blueprint Medicines Corporation
Corcept Therapeutics Incorporated	Enanta Pharmaceuticals, Inc.
Epizyme, Inc.	Flexion Therapeutics, Inc.
Insmed Incorporated	Keryx Biopharmaceuticals, Inc.
Momenta Pharmaceuticals, Inc.	Otonomy, Inc.
Raptor Pharmaceuticals Corp.	Revance Therapeutics, Inc.
Sucampo Pharmaceuticals, Inc.	Synergy Pharmaceuticals Inc.
TG Therapeutics, Inc.	Vanda Pharmaceuticals Inc.
Xencor, Inc.	Ziopharm Oncology, Inc.

Tax Considerations

Deductibility of Executive Compensation. In making compensation decisions affecting our executive officers, the Board or the Compensation Committee may, among other considerations, also give consideration to our ability to deduct, under applicable federal corporate income tax laws, compensation payments made to executives. Specifically, the Compensation Committee or the Board may consider the requirements and impact of Section 162(m) of the Internal Revenue Code, which limits the tax deductibility to us of compensation in excess of $1.0 million in any year for certain executive officers, except for qualified “performance-based compensation” under the Section 162(m) rules. Although the Compensation Committee or the Board may consider the Section 162(m) rules as a factor in determining compensation, these considerations will not necessarily limit compensation to amounts deductible under Section 162(m). In addition, the rules promulgated under Section 162(m) are complicated, and may change from time to time, sometimes with retroactive effect. As such, it cannot be guaranteed that any amounts intended to qualify as exempt “performance-based compensation” under Section 162(m) will so qualify.

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

Submitted by the Compensation Committee

Craig A. Johnson, Chairman
Laura L. Douglass

Summary Compensation Table

The following tables and descriptive materials set forth information concerning compensation earned for services rendered to us by our Named Executive Officers during 2016, 2015 and 2014.

Name and Principal Position	Year	Salary	Options Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
George F. Tidmarsh, M.D., Ph.D., President, Chief Executive Officer and Secretary	2016	$557,000	$3,827,488	$251,000	$18,148	$4,653,636
	2015	$525,000	$14,871,700	$223,000	$18,228	$15,637,928
	2014	$470,000	$1,936,979	$235,000	$63,930	$2,705,909
Lakhmir S. Chawla, M.D., Chief Medical Officer(4)	2016	$411,500	$1,142,585	$132,000	$40,938	$1,727,023
	2015	$190,000	$5,190,689	$119,000	$52,588	$5,552,277
Dennis M. Mulroy, Chief Financial Officer(5)	2016	$340,000	$1,142,714	$110,000	$17,984	$1,610,698
	2015	$236,513	$2,172,844	$72,000	$9,376	$2,490,733
Jennifer A. Carver, Chief Operating Officer(6)	2016	$320,000	$1,142,714	$107,000	$55,381	$1,625,095

1.
This column represents the net aggregate grant date fair value, computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 718, for all stock options and other equity awards granted. The 2016 options include options awarded in January 2017 for 2016 performance. The 2015 options, include options awarded in February 2015 for 2014 performance, options awarded in December 2015 for 2015 performance, new hire options awarded in 2015 and other options awarded in 2015. The assumptions used in calculating the fair value of the stock options and awards can be found under Note 6 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016. These amounts reflect the net grant date fair value for these stock options and awards and do not necessarily correspond to the actual value that will be realized by the Named Executive Officer.

2.	The amounts listed represent cash awards earned for the year under the Company’s bonus program.

3.
The amounts in the column represent the Company’s contribution to the 401(k) plan, life issuance premiums paid by the Company, a housing allowance for Dr. Chawla and travel and housing expenses for Ms. Carver. For 2016, the amounts include (a) the Company’s contribution to the 401(k) plan for Dr. Tidmarsh, Dr. Chawla, Mr. Mulroy and Ms. Carver in the amount of $15,826, $15,128, $14,420 and $7,023, respectively (b) life insurance premiums paid by the Company for Dr. Tidmarsh, Dr. Chawla, Mr. Mulroy and Ms. Carver in the amount of $2,322, $810, $3,564 and $3,564, respectively (c) $25,000 housing allowance for Dr. Chawla and (d) $44,794 for travel and housing expenses for Ms. Carver.

For 2015, the amounts include the Company contributions to the 401(k) plans for Dr. Tidmarsh, Dr. Chawla and Mr. Mulroy in the amount of $15,806, $4,750 and $7,000, respectively, and life insurance premiums paid by the Company for Dr. Tidmarsh, Dr. Chawla and Mr. Mulroy in the amount of $2,422, $338 and $2,376, respectively. In addition, Dr. Chawla received relocation expenses covered by the Company in the amount of $47,500.

4.	Dr. Chawla joined the Company in July 2015 with an initial annual salary of $380,000.

5.	Mr. Mulroy joined the Company in April 2015 with an initial annual salary of $320,000.

6.	Ms. Carver became a Named Executive Officer of the Company in January 2016 with an initial annual salary of $300,000.

Grants of Plan-Based Awards Table

The following table sets forth certain information regarding grants of plan-based awards for performance in calendar year 2016.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards(2)
George F. Tidmarsh, M.D., Ph.D.	1/4/2017	214,700	$19.19	$3,827,488
Lakhmir S. Chawla, M.D.	1/4/2017	64,100	$19.19	$1,142,585
Dennis M. Mulroy	1/4/2017	64,100	$19.19	$1,142,585
Jennifer A. Carver	1/4/2017	64,100	$19.19	$1,142,585

1.	These options were awarded in January 2017 for performance in calendar year 2016.

2.
This column reflects the aggregate grant date fair value of equity awards granted in 2017 and calculated in accordance with FASB ASC 718. The assumptions used in calculating the fair value of the stock options and awards can be found under Note 6 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016.

Outstanding Equity Awards at 2016 Year End

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options Exercisable(2)		Option Exercise Price ($)	Option Expiration Date(1)	Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested($)
George F. Tidmarsh, M.D., Ph.D.	113,128	67,872	(3)	—		$10.84	4/3/2024	—	—
	131,250	168,750	(3)	—		$19.69	2/23/2025	—	—
	—	—		30,000	(2)	$35.58	8/31/2025	—	—
	72,251	216,749	(4)	—		$28.24	12/21/2025	—	—
	—	214,700	(4)	—		$19.19	1/4/2027	—	—
	—	—		—		—	—	542,679	$9,513,163
Lakhmir S. Chawla, M.D.	41,250	18,750	(5)	—		$17.34	2/6/2025	—	—
	20,000	40,000	(6)	—		$35.58	8/31/2025	—	—
	—	—		30,000	(2)	$35.58	8/31/2025	—	—
	14,676	44,024	(4)	—		$28.24	12/21/2025	—	—
	—	64,100	(4)	—		$19.19	1/4/2027	—	—
Dennis M. Mulroy	25,000	35,000	(4)	—		$18.23	4/6/2025	—	—
	10,376	31,124	(4)	—		$28.24	12/21/2025	—	—
	—	64,100	(4)	—		$19.19	1/4/2027	—	—
Jennifer A. Carver	12,375	5,625	(3)	—		$7.26	2/7/2024	—	—
	6,250	3,750	(3)	—		$7.69	5/22/2024	—	—
	6,250	5,750	(4)	—		$19.80	1/9/2025	—	—
	10,776	12,724	(4)	—		$19.69	2/23/2025	—	—
	—	—		15,000	(2)	$35.58	8/31/2025	—	—
	12,751	38,249	(4)	—		$28.24	12/21/2025	—	—
	—	64,100	(4)	—		$19.19	1/4/2027	—	—

1.	All stock options expire ten years from the date of grant.

2.
Equity incentive plan awards consist of performance-based stock options. The number of shares issuable were vested at 75% based on the achievement of patient enrollment related to the Phase 3 clinical trial for the LJPC-501 program, by certain target dates.

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

6.	The stock option vests and becomes exercisable with respect to the underlying shares ratably on a monthly basis over four years after the grant date.

Option Exercises and Stock Vested

Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
George F. Tidmarsh, M.D., Ph.D.	500,000	$1,452,120
Lakhmir S. Chawla, M.D.	—	—
Dennis M. Mulroy	—	—
Jennifer A. Carver	—	—

Pension Benefits

We do not maintain any pension benefits.

Non-qualified Defined Contribution and Other Non-qualified Deferred Compensation Plans

We do not maintain a defined benefit pension plan or a non-qualified deferred compensation plan.

Potential Payments upon Termination or Change in Control

The following table sets forth information regarding potential payments that would have been made to our Named Executive Officers upon various termination or change in control events assuming such events occurred as of December 31, 2016. Because none of our Named Executive Officers have employment agreements that provide for severance payments on a termination without cause or a resignation for good reason, no such potential payments are reported in the table below.

Name	Without Cause or With Good Reason	Without Cause or With Good Reason Within Three Months Before or 12 Months After a Change in Control
George F. Tidmarsh, M.D., Ph.D.
Severance(1)	$—	$—
Benefit continuation	—	—
Accelerated vesting of stock awards(2)	—	454,064
Total	$—	$454,064
Lakhmir S. Chawla, M.D.
Severance(1)	$—	$—
Benefit continuation	—	—
Accelerated vesting of stock awards(2)	—	3,563
Total	$—	$3,563
Dennis M. Mulroy
Severance(1)	$—	$—
Benefit continuation	—	—
Accelerated vesting of stock awards(2)	—	—
Total	$—	$—
Jennifer A. Carver
Severance(1)	$—	$—
Benefit continuation	—	—
Accelerated vesting of stock awards(2)	—	94,669
Total	$—	$94,669

1.
The executive officers' employment offer letters do not provide for severance benefits upon termination, with or without a change of control. However, pursuant to the terms of the stock options and equity awards, the executive officers, are entitled to accelerated vesting of their equity awards in certain circumstances, as set forth in this table.

2.
Represents the value of in-the-money, unvested equity awards that would have accelerated if the Named Executive Officers were terminated on December 31, 2016, based on the closing price of our common stock of $17.53 on December 31, 2016.

Director Compensation

Retainers and Fees for 2016. Directors who are also our employees receive no extra compensation for their service on the Board. In 2016, our non-employee directors received an annual fee of $60,000, which is paid quarterly. The Chairman of the Board, Mr. Tang, has elected to waive all cash compensation for his service as a director.

Option Grants for 2016. Each of our non-employee directors is eligible to receive, upon becoming a non-employee director, a one-time grant of a non-qualified stock option under the 2013 Plan in an amount to be determined by the Board at an exercise price equal to the fair market value of a share of the common stock on the date of grant. These non-employee director options have a term of 10 years and vest with respect to 1/3rd of the underlying shares on the one-year anniversary of the grant and with respect to the remainder of the underlying shares on a quarterly basis for two years thereafter. Each non-employee director receives an additional grant annually of a non-qualified stock option in an amount to be determined by the Board. These non-employee director options have a term of 10 years and vest fully on the one-year anniversary of the grant. The exercise price for these additional non-employee director options is the fair market value of our common stock on the date of their grant. All outstanding non-employee director options vest in full immediately prior to any change in control. Each non-

employee director is also eligible to receive additional options under the 2013 Plan at the discretion of the Board. These options vest and become exercisable pursuant to the 2013 Plan and the terms of the option grant.

For their service in 2016, each non-employee director was awarded in January 2017 an option to purchase up to 10,000 shares of common stock at $19.19 per share, a price per share equal to the fair value of the common stock on the date of grant. The table below sets forth the total compensation paid to our non-employee directors for 2016.

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awarded(2)	Total
Kevin C. Tang(1)	—	—	$175,362	$175,362
Laura L. Douglass	$60,000	—	$175,362	$235,362
Craig A. Johnson	$60,000	—	$175,362	$235,362
Robert H. Rosen	$60,000	—	$175,362	$235,362

1.	Mr. Tang has elected to waive all cash compensation for his service as a director.

2.	Included in this table is the estimated fair value of awards made in January 2017 relating to 2016 service.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 with respect to shares of our common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	2,567,462	(1)	$21.14	1,960,200
Equity compensation plans not approved by security holders	60,000		$18.23	—
Total	2,627,462		$21.07	1,960,200

1.	Outstanding options to purchase shares of our common stock under the La Jolla Pharmaceutical Company 2013 Equity Incentive Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2017, based on information available to us and filings with the SEC by:

•	Each of our directors;

•	Each of our Named Executive Officers;

•	All of our current directors and executive officers as a group; and

•	Each persons or group of affiliated persons known by us to be a beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, shares of common stock issuable under stock options that are exercisable within 60 days of March 31, 2017 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each shareholder named in the following table possesses sole voting and investment power over his, her or its shares of common stock, except for those jointly owned with that person’s spouse. Percentage of beneficial ownership of common stock is based on 22,123,456 shares of common stock outstanding as of March 31, 2017. Unless otherwise noted below, the address of each person listed on the table is c/o La Jolla Pharmaceutical Company, 10182 Telesis Court, 6th Floor, San Diego, California 92121.

Name and Address	Shares of Common Stock Owned(1)	Shares with Right to Acquire Within 60 Days	Total Beneficial Ownership	Percentage of Common Stock
Greater than 5% Shareholders
Tang Capital Partners, LP(2)	3,440,419	—	3,440,419	15.55%
FMR LLC(3)	2,738,101	—	2,738,101	12.38%
Broadfin Capital, LLC(4)	1,510,316	—	1,510,316	6.83%
RTW Investments, LLC(5)	1,086,037	263,029	1,349,066	6.03%
Perceptive Advisors LLC(6)	1,319,274	—	1,319,274	5.96%
Janus Capital Management LLC(7)	1,140,139	—	1,140,139	5.15%

Directors and Executive Officers
Kevin C. Tang(2)	3,440,419	36,500	3,476,919	15.69%
George F. Tidmarsh, M.D., Ph.D.	1,376,086	436,856	1,812,942	8.04%
Lakhmir S. Chawla, M.D.	2,085	124,540	126,625	*
Laura L. Douglass	—	55,125	55,125	*
Craig A. Johnson	—	55,125	55,125	*
Robert H. Rosen	—	37,000	37,000	*
Dennis M. Mulroy	500	45,948	46,448	*
Jennifer A. Carver	1,000	75,914	76,914	*
All Directors and Executive Officers as a group	4,820,090	867,008	5,687,098	24.74%

* Represents beneficial ownership of less than one percent (1%).

1.
Shares of common stock owned are based upon the Company’s review of Statement of Beneficial Ownership Filings on Schedules 13D, 13D/A, 13G and 13G/A; and unless otherwise indicated, does not include any shares purchased as part of the common stock offering in March 2017. Shares of common stock owned can vary since the date of such filings.

2.
Based upon a Schedule 13D/A filed with the SEC on March 6, 2017. The Schedule 13D/A was jointly filed by Tang Capital Partners, LP, Tang Capital Management, LLC and Kevin C. Tang. Tang Capital Partners, LP shares voting and dispositive power over such shares with Tang Capital Management, LLC and Kevin Tang. The shares of common stock owned and beneficially owned by Mr. Tang include shares of common stock owned by Tang Capital Partners, LP, and other shares of common stock for which Mr. Tang shares voting and/or dispositive power. Mr. Tang has sole voting and dispositive power over 36,500 shares underlying stock options exercisable within 60 days of March 31, 2017. The beneficial ownership for Tang Capital Partners, LP and Mr. Tang excludes approximately 6,067,784 shares of common stock that are potentially issuable upon conversion of shares of the Company’s Series C-1[2] Convertible Preferred Stock. Mr. Tang’s beneficial ownership excludes an additional approximately 270,716 shares of common stock that are potentially issuable upon conversion of shares of the Company’s Series C-1[2] Convertible Preferred Stock. The shares of Series C-1[2] Convertible Preferred Stock have a limit on the ability of the holder to convert, to the extent that the holder would beneficially own greater than 9.999% of the Company’s common stock following such conversion, provided that the holder has the ability to waive, increase or decrease this limitation on conversion upon providing the Company with 61 days of prior written notice. The beneficial ownership for Tang Capital Partners, LP, includes 149,254 shares of common stock purchased in the common stock offering in March 2017. Mr. Tang disclaims beneficial ownership of all shares reported herein except to the extent of his pecuniary interest therein. The address of the foregoing entities and person is 4747 Executive Drive, Suite 510, San Diego, CA 92121. Mr. Tang is the Chairman of the Board.

3.
Based upon a Schedule 13G/A filed with the SEC on February 14, 2017. The Schedule 13G/A was filed jointly by FMR LLC, Abigail P. Johnson and Select Biotechnology Portfolio. FMR LLC reports it has no sole voting power and has sole dispositive power with respect to 2,738,101 shares. The address of the entities and persons is 245 Summer Street, Boston, MA 02210.

4.
Based upon a Schedule 13G filed with the SEC on February 10, 2017. The Schedule 13G was jointly filed by Broadfin Capital, LLC, Broadfin Healthcare Master Fund, Ltd. and Kevin Kotler. Broadfin Capital, LLC, Broadfin Healthcare Master Fund, Ltd. and Kevin Kotler share voting and dispositive power over such shares. The address of the forgoing entities and person is 300 Park Avenue, 25th Floor, New York, NY 10022.

5.
Based upon a Schedule 13G filed with the SEC on February 22, 2017. The Schedule 13G was jointly filed by RTW Investments, LP, RTW Master Fund, Ltd. and Roderick Wong. RTW Investments, LP share voting and dispositive power over such shares. The beneficial ownership for RTW Investments, LLC includes approximately 263,029 shares of common stock that are potentially issuable upon conversion of shares of the Company’s Series C-1[2] Convertible Preferred Stock. The address of the foregoing entities and person is 250 West 55th Street, 16th Floor, Suite A, New York, NY 10019.

6.
Based upon a Schedule 13G filed with the SEC on February 14, 2017. The Schedule 13G was jointly filed by Perceptive Advisors LLC, Joseph Edelman and Perceptive Life Sciences master Fund, Ltd. Perceptive Advisors LLC and Joseph Edelman share voting and dispositive power over such shares. The address of the forgoing entities and person is 51 Astor Place, 10th Floor, New York, NY 10003.

7.
Based upon a Schedule 13G filed with the SEC on February 13, 2017. Janus Capital Management LLC has sole voting and sloe dispositive power over such shares. The address of the forgoing entities and person is 151 Detroit Street Denver, CO 80206.

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

During the year ended December 31, 2016, the Company recognized approximately $616,000 of contract revenue for services and costs provided under the services agreement.

In addition, the Company and the Company’s Chief Executive Officer hold a non-voting profit interest in the related party, which provides the potential to receive a portion of the future distributions of profits, if any, that may be distributed by the third party entity.

Item 14. Principal Accountant Fees and Services.

The following table presents the fees for services provided by Squar Milner LLP during the fiscal years ended December 31, 2016 and 2015:

	2016	2015
Audit Fees	$141,068	$177,656
Audit-Related Fees	10,260	31,402
Tax Fees	13,083	7,910
Total	$164,411	$216,968

Audit Fees. The fees identified under this caption were for professional services rendered by Squar Milner for the annual audit of our consolidated financial statements and internal control over financial reporting. The fees identified under this caption also include fees for professional services rendered by Squar Milner for the review of the financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees. Audit related fees consist of fees paid to Squar Milner in connection with their consents on the Company’s registration statements on Forms S-3 and S-8.

Tax Fees. Tax fees consist principally of assistance related to tax compliance and reporting.

Pre-approval Policy. Our Audit Committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm for 2016 and 2015 were pre-approved by the Audit Committee.

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

La Jolla Pharmaceutical Company

Date:	April 28, 2017	/s/ George F. Tidmarsh
George F. Tidmarsh, M.D., Ph.D.
President, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ George F. Tidmarsh	President and Chief Executive Officer (Principal Executive Officer)	April 28, 2017
George F. Tidmarsh, M.D., Ph.D.

/s/ Dennis M. Mulroy	Chief Financial Officer (Principal Financial and Accounting Officer)	April 28, 2017
Dennis M. Mulroy

*	Director, Chairman of the Board	April 28, 2017
Kevin C. Tang

*	Director	April 28, 2017
Laura L. Douglass

*	Director	April 28, 2017
Craig A. Johnson

*	Director	April 28, 2017
Robert H. Rosen

* By: /s/ Dennis M. Mulroy
Attorney in Fact