Form 10-Q
period 2017-06-30
LA JOLLA PHARMACEUTICAL CO
filed 2017-07-27
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 21, 2017, La Jolla Pharmaceutical Company had 22,123,456 shares of common stock, $0.0001 par value per share, outstanding.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$141,317	$65,726
Restricted cash	910	200
Prepaid expenses and other current assets	1,775	1,505
Total current assets	144,002	67,431
Property and equipment, net	4,585	3,145
Other assets	—	219
Total assets	$148,587	$70,795

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,920	$6,652
Accrued clinical and other expenses	488	1,029
Accrued payroll and related expenses	1,863	2,077
Total current liabilities	8,271	9,758
Shareholders’ equity:
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 22,123,456 and 18,261,557 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	2	2
Series C-1[2] Convertible Preferred Stock, $0.0001 par value; 11,000 shares authorized, 3,906 shares issued and outstanding at June 30, 2017 and December 31, 2016, and liquidation preference of $3,906 at June 30, 2017 and December 31, 2016	3,906	3,906
Series F Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized, 2,737 shares issued and outstanding at June 30, 2017 and December 31, 2016, and liquidation preference of $2,737 at June 30, 2017 and December 31, 2016	2,737	2,737
Additional paid-in capital	790,351	661,103
Accumulated deficit	(656,680)	(606,711)
Total shareholders’ equity	140,316	61,037
Total liabilities and shareholders’ equity	$148,587	$70,795

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30
	2017	2016	2017	2016
Revenue
Contract revenue - related party	$—	$253	$—	$487
Total revenue	—	253	—	487
Expenses
Research and development	20,808	12,404	38,573	25,119
General and administrative	6,022	3,466	11,525	7,519
Total expenses	26,830	15,870	50,098	32,638
Loss from operations	(26,830)	(15,617)	(50,098)	(32,151)
Other income, net	101	51	129	104
Net loss	$(26,729)	$(15,566)	$(49,969)	$(32,047)
Basic and diluted net loss per share	$(1.21)	$(0.90)	$(2.46)	$(1.86)
Weighted average common shares outstanding - basic and diluted	22,123	17,211	20,277	17,211

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(49,969)	$(32,047)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	9,330	6,960
Third party share-based compensation expense	364	86
Depreciation expense	581	310
Loss on disposal of equipment	—	75
Changes in operating assets and liabilities:
Restricted cash	(710)	37
Prepaid expenses and other current assets	(270)	(702)
Other assets	219	(147)
Accounts payable	(732)	(250)
Accrued clinical and other expenses	(541)	888
Accrued payroll and related expenses	(214)	(295)
Net cash used for operating activities	(41,942)	(25,085)

Investing activities
Purchase of property and equipment	(2,021)	(910)
Net cash used for investing activities	(2,021)	(910)

Financing activities
Net proceeds from the issuance of common stock	117,480	—
Proceeds from the exercise of stock options for common stock	2,074	85
Net cash provided by financing activities	119,554	85

Net increase (decrease) in cash and cash equivalents	75,591	(25,910)
Cash and cash equivalents at beginning of period	65,726	126,467
Cash and cash equivalents at end of period	$141,317	$100,557

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2017

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

As of June 30, 2017, the Company had $141.3 million in cash and cash equivalents. Based on our current operating plans and projections, management believes that available cash and cash equivalents are sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (SEC).

2. Summary of Significant Accounting Policies

During the three and six months ended June 30, 2017, there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of the SEC Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2017. The accompanying unaudited condensed consolidated financial statements include the accounts of La Jolla Pharmaceutical Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated balance sheet of the Company at June 30, 2017, the condensed consolidated statement of operations for the three and six months ended June 30, 2017, and the condensed consolidated statement of cash flows for the six months ended June 30, 2017. Estimates were made relating to useful lives of fixed assets, valuation allowances, impairment of assets, share-based compensation expense and accruals for clinical studies and research and development expenses. Actual results could differ materially from those estimates. Certain amounts previously reported in the financial statements have been reclassified to conform to the current presentation. Such reclassifications did not affect net loss, shareholders’ equity or cash flows. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated balance sheet at December 31, 2016, contained in the above referenced Form 10-K.

Comprehensive Loss

Comprehensive loss for the periods reported was comprised solely of the Company’s net loss. The comprehensive loss for the three and six months ended June 30, 2017 was $26.7 million and $50.0 million, respectively, and for the three and six months ended June 30, 2016 was $15.6 million and $32.0 million, respectively. There were no other changes in equity that were excluded from net loss for all periods presented.

Net Loss per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding, excluding unvested restricted stock awards. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding plus common stock equivalents. Convertible preferred stock, stock options, warrants and unvested restricted stock awards are considered common stock equivalents and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Common stock equivalents are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive. As of June 30, 2017 and 2016, there were common stock equivalents of 11.5 million shares and 11.1 million shares, respectively. Common stock equivalents were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting. The new standard clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. ASU 2017-09 will be effective for the Company in the first quarter of 2018. Early adoption is permitted, including adoption in an interim period for which financial statements have not yet been issued. The Company plans to adopt the ASU in the first quarter of 2018 and expects the standard to have no material impact on the Company’s financial position or results of operations.

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

No contract revenue was recognized for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, the Company recognized approximately $253,000 and $487,000, respectively, in contract revenue for services provided and reimbursement of costs incurred under the services agreement.

4. Shareholders’ Equity

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

Share-Based Compensation Expense

Total share-based compensation expense related to all share-based awards for the three and six months ended June 30, 2017 and 2016 was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development:
Stock options	$2,563	$1,215	$5,016	$2,476
Restricted stock	—	—	—	30
Warrants	16	4	33	15
Research and development share-based compensation expense	2,579	1,219	5,049	2,521
General and administrative:
Stock options	1,993	1,559	3,948	3,269
Restricted stock	—	510	409	1,129
Warrants	139	53	288	127
General and administrative share-based compensation expense	2,132	2,122	4,645	4,525
Total share-based compensation expense included in expenses	$4,711	$3,341	$9,694	$7,046

Share-based compensation expense recognized for the three and six months ended June 30, 2017 and 2016, was reduced by actual forfeitures in the period that the forfeiture occurred.

As of June 30, 2017, there was $47.8 million of total unrecognized share-based compensation expense related to non-vested stock options. The Company expects to recognize this expense over a weighted-average period of 2.9 years.

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

The Company estimated the fair value of each stock option grant on the grant date using the Black-Scholes model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2017	2016
Expected volatility	137%	143%
Expected life	6.23 years	5.27 years
Risk-free interest rate	2.0%	1.3%
Dividend yield	—	—

Stock Option Activity

The Company’s 2013 Equity Plan stock option activity for the six months ended June 30, 2017 was comprised of the following:

	Outstanding Stock Options and 2013 Equity Plan
	Shares Underlying Stock Options	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2016	2,627,462	$21.07
Granted	1,475,425	$20.54
Exercised	(130,555)	$15.89
Forfeited	(74,217)	$21.97
Outstanding at June 30, 2017	3,898,115	$21.03

As of June 30, 2017, there were 558,992 shares of common stock available for future grants under the 2013 Equity Plan, and the Company has reserved an additional 3,838,115 shares of common stock for future issuance upon exercise of all outstanding stock options granted under the 2013 Equity Plan.

During the six months ended June 30, 2017, stock options to purchase 130,555 shares of common stock were exercised with an intrinsic value of $2.4 million.

Restricted Stock Award Activity

The Company’s restricted stock award activity for the six months ended June 30, 2017 was comprised of the following:

	Number of Shares	Weighted- Average Grant Date Fair Market Value
Unvested at December 31, 2016	542,680	$13.22
Vested	(542,680)	$13.22
Unvested at June 30, 2017	—	$—

Warrants

At June 30, 2017, the Company had 93,013 warrants outstanding. In January 2017, the Company issued a warrant to purchase up to 25,013 shares of the Company’s common stock to an outside third party at an exercise price equal to the fair market value of the Company’s common stock on the grant date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, all references to “we,” “our,” “us,” “La Jolla” and the “Company” refer to La Jolla Pharmaceutical Company, a California corporation, and its subsidiaries.

Forward-Looking Statements

The forward-looking statements in this report involve significant risks, assumptions and uncertainties, and a number of factors, both foreseen and unforeseen, which could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. Accordingly, you should not rely upon forward-looking statements as predictions of future events. Forward-looking statements include, but are not limited to, statements regarding risks relating to: the timing of the New Drug Application (NDA) submission for LJPC-501 and prospects for approval of the LJPC-501 NDA; risks relating to the scope of product label(s) (if approved) and potential market sizes, as well as the broader commercial opportunity; the anticipated timing for regulatory actions; the success of future development activities; potential indications for which the Company’s product candidates may be developed; and the expected duration over which the Company’s cash balances will fund our operations. The outcomes of the events described in these forward-looking statements are subject to the risks, uncertainties and other factors described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the “Risk Factors” section contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (SEC) on February 23, 2017, and in other reports and registration statements that we file with the SEC from time to time. We expressly disclaim any intent to update forward-looking statements.

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

•
Results of Operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the three and six months ended June 30, 2017 to the results for the three and six months ended June 30, 2016.

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

The ATHOS-3 Phase 3 study completed enrollment of 344 patients in the fourth quarter of 2016. In February 2017, we reported positive top-line results from ATHOS-3. In May 2017, the results of ATHOS-3 were published by The New England Journal of Medicine.

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

We are working towards an FDA-accepted New Drug Application filing for LJPC-501 in the second half of 2017.

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

In 2015, the European Medicines Agency (EMA) Committee for Orphan Medicinal Products (COMP) designated LJPC-401 as an orphan medicinal product for the treatment of beta thalassemia intermedia and major. In 2016, the EMA COMP designated LJPC-401 as an orphan medicinal product for the treatment of SCD.

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

Also in September 2016, we announced that we reached agreement with the EMA on the design of a pivotal study of LJPC-401. The pivotal study will be a randomized, controlled, multicenter study in beta thalassemia patients suffering from iron overload, a major unmet need in an orphan patient population. The primary endpoint will be a clinically relevant measurement directly related to iron overload. We plan to initiate this study in the second half of 2017.

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

Results of Operations

The following summarizes the results of our operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Contract revenue - related party	$—	$253	$—	$487
Research and development expense	(20,808)	(12,404)	(38,573)	(25,119)
General and administrative expense	(6,022)	(3,466)	(11,525)	(7,519)
Other income, net	101	51	129	104
Net loss	$(26,729)	$(15,566)	$(49,969)	$(32,047)

Contract Revenue - Related Party

During the year ended December 31, 2015, we entered into a services agreement with a related party. Pursuant to the services agreement, we provide certain services to this related party, including, but not limited to, research and development and clinical study design and management for projects undertaken. Contract revenue is a function of the availability of potential projects identified by our customer and our ability and willingness to take on such projects. As such, this revenue may be significantly reduced in future periods, as has happened for the three and six months ended June 30, 2017. In exchange for providing such services, we receive payments at a negotiated, arms-length rate. As a result, the consideration received by us for our services is considered to be no less favorable to us than comparable terms that we could obtain from an unaffiliated third party in an arms-length transaction. The services agreement may be canceled by either party upon 60-days’ written notice to the other party. In addition, we have a non-voting profit interest in the related party, which provides us with the potential to receive a portion of the future distributions of profits, if any.

No contract revenue was recognized for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, we recognized approximately $0.3 million and $0.5 million, respectively, in contract revenue for services provided and reimbursement of costs incurred under the agreement.

Research and Development Expense

The following summarizes our research and development expense for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Clinical development costs	$10,157	$6,311	$18,151	$13,302
Personnel and related costs	5,433	2,861	10,704	5,377
Share-based compensation expense	2,579	1,219	5,049	2,521
Technology in-licensing costs	—	—	270	185
Other research and development costs	2,639	2,013	4,399	3,734
Total research and development expense	$20,808	$12,404	$38,573	$25,119

For the three and six months ended June 30, 2017, research and development expense increased to $20.8 million and $38.6 million, respectively, from $12.4 million and $25.1 million for the same periods in 2016, respectively. The increase was primarily driven by clinical development costs, personnel costs and share-based compensation, as a result of our increased clinical development activities and increased headcount associated with the development of LJPC-501 and LJPC-401. We anticipate research and development expense to increase during the remainder of 2017 due to planned increases in personnel to support the continuation of our clinical development of LJPC-501 and LJPC-401, the initiation of additional clinical studies and the ongoing development and pre-commercialization activities for our product candidates and additional programs we have acquired.

General and Administrative Expense

The following summarizes our general and administrative expense for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Personnel and related costs	$1,440	$779	$2,794	$1,699
Share-based compensation expense	2,132	2,122	4,645	4,525
Other general and administrative expense	2,450	565	4,086	1,295
Total general and administrative expense	$6,022	$3,466	$11,525	$7,519

During the three and six months ended June 30, 2017, general and administrative expense increased to $6.0 million and $11.5 million, respectively, from $3.5 million and $7.5 million for the same periods in 2016, respectively. The increase was primarily due to increased personnel costs and professional and outside services associated with our increased development activities. We anticipate general and administrative expense to increase throughout 2017, due to planned increases in personnel and professional and outside services to support ongoing development and pre-commercialization activities for our product candidates.

Liquidity and Capital Resources

Since January 2012, when the Company was effectively restarted with new assets and a new management team, through June 30, 2017, our cash used in operating activities was $145.5 million. From inception through June 30, 2017, we have incurred a cumulative net loss of $656.7 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through June 30, 2017, we have raised $705.7 million in net proceeds from the sales of equity securities.

In March 2017, the Company completed a common stock offering and received proceeds of approximately $117.5 million, net of issuance costs.

As of June 30, 2017, we had $141.3 million in cash and cash equivalents, compared to $65.7 million of cash and cash equivalents at December 31, 2016. Based on our cash and working capital as of June 30, 2017 and our current operating plans and projections, we believe that the available cash and cash equivalents will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Cash used in operating activities for the six months ended June 30, 2017 was $41.9 million, compared to $25.1 million for the same period in 2016. The increase was primarily due to increased research and development activities. For the six months ended June 30, 2017, we used $2.0 million of cash for investing activities related to purchases of property and equipment, compared to $0.9 million for the same period in 2016. Cash provided by financing activities for the six months ended June 30, 2017 was $119.6 million, compared to $0.1 million for the same period in 2016. The increase was primarily due to the March 2017 common stock offering. As of June 30, 2017, we had positive working capital of $135.7 million, compared to positive working capital of $57.7 million at December 31, 2016. The increase in our cash and cash equivalents and working capital was primarily due to the cash provided by financing activities offset by cash used for operating and investing activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates. There were no material changes to our market risks in the six months ended June 30, 2017, when compared to the disclosures in Item 7A of our Annual Report Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017.

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

La Jolla Pharmaceutical Company

Date:	July 27, 2017	/s/ George F. Tidmarsh
George F. Tidmarsh, M.D., Ph.D.
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

/s/ Dennis M. Mulroy
Dennis M. Mulroy
Chief Financial Officer
(Principal Financial and Accounting Officer)