Form 10-Q
period 2017-09-30
LA JOLLA PHARMACEUTICAL CO
filed 2017-10-26
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 20, 2017, La Jolla Pharmaceutical Company had 22,145,243 shares of common stock, $0.0001 par value per share, outstanding.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$120,840	$65,726
Restricted cash	911	200
Prepaid expenses and other current assets	1,772	1,505
Total current assets	123,523	67,431
Property and equipment, net	6,534	3,145
Other assets	—	219
Total assets	$130,057	$70,795

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,239	$6,652
Accrued clinical and other expenses	795	1,029
Accrued payroll and related expenses	3,228	2,077
Total current liabilities	10,262	9,758
Shareholders’ equity:
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 22,145,243 and 18,261,557 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	2	2
Series C-1[2] Convertible Preferred Stock, $0.0001 par value; 11,000 shares authorized, 3,906 shares issued and outstanding at September 30, 2017 and December 31, 2016, and liquidation preference of $3,906 at September 30, 2017 and December 31, 2016	3,906	3,906
Series F Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized, 2,737 shares issued and outstanding at September 30, 2017 and December 31, 2016, and liquidation preference of $2,737 at September 30, 2017 and December 31, 2016	2,737	2,737
Additional paid-in capital	796,118	661,103
Accumulated deficit	(682,968)	(606,711)
Total shareholders’ equity	119,795	61,037
Total liabilities and shareholders’ equity	$130,057	$70,795

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Contract revenue - related party	$—	$44	$—	$531
Total revenue	—	44	—	531
Expenses
Research and development	19,093	16,992	57,666	42,111
General and administrative	7,390	4,349	18,915	11,868
Total expenses	26,483	21,341	76,581	53,979
Loss from operations	(26,483)	(21,297)	(76,581)	(53,448)
Other income, net	195	46	324	150
Net loss	$(26,288)	$(21,251)	$(76,257)	$(53,298)
Basic and diluted net loss per share	$(1.19)	$(1.23)	$(3.65)	$(3.10)
Weighted-average common shares outstanding - basic and diluted	22,125	17,211	20,900	17,211

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(76,257)	$(53,298)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	14,429	10,804
Third party share-based compensation expense	747	167
Depreciation expense	899	510
Loss on disposal of equipment	—	75
Changes in operating assets and liabilities:
Restricted cash	(711)	37
Prepaid expenses and other current assets	(267)	(660)
Other assets	219	(149)
Accounts payable	(413)	(508)
Accrued clinical and other expenses	(234)	2,693
Accrued payroll and related expenses	1,151	231
Net cash used for operating activities	(60,437)	(40,098)

Investing activities
Purchase of property and equipment	(4,288)	(1,419)
Net cash used for investing activities	(4,288)	(1,419)

Financing activities
Net proceeds from the issuance of common stock	117,480	—
Proceeds from the exercise of stock options for common stock	2,359	85
Net cash provided by financing activities	119,839	85

Net increase (decrease) in cash and cash equivalents	55,114	(41,432)
Cash and cash equivalents at beginning of period	65,726	126,467
Cash and cash equivalents at end of period	$120,840	$85,035

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2017

1. Business

La Jolla Pharmaceutical Company (collectively with its subsidiaries, the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies intended to significantly improve outcomes in patients suffering from life-threatening diseases. The Company has several product candidates in development. LJPC-501 is the Company’s proprietary formulation of synthetic human angiotensin II for the potential treatment of hypotension in adult patients with distributive or vasodilatory shock who remain hypotensive despite fluid and vasopressor therapy. LJPC-401 is the Company’s proprietary formulation of synthetic human hepcidin for the potential treatment of conditions characterized by iron overload, such as hereditary hemochromatosis, beta thalassemia, sickle cell disease and myelodysplastic syndrome. The Company was incorporated in 1989 as a Delaware corporation and reincorporated in California in 2012.

As of September 30, 2017, the Company had $120.8 million in cash and cash equivalents. Based on our current operating plans and projections, management believes that available cash and cash equivalents are sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (SEC).

2. Summary of Significant Accounting Policies

During the three and nine months ended September 30, 2017, there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of the SEC Regulation S-X. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2017. The accompanying unaudited condensed consolidated financial statements include the accounts of La Jolla Pharmaceutical Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated balance sheet of the Company at September 30, 2017, the condensed consolidated statement of operations for the three and nine months ended September 30, 2017 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2017. Estimates were made relating to useful lives of fixed assets, valuation allowances, impairment of assets, share-based compensation expense and accruals for clinical studies and research and development expenses. Actual results could differ materially from those estimates. Certain amounts previously reported in the financial statements have been reclassified to conform to the current presentation. Such reclassifications did not affect net loss, shareholders’ equity or cash flows. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated balance sheet at December 31, 2016 contained in the above referenced Form 10-K.

Comprehensive Loss

Comprehensive loss for the periods reported was comprised solely of the Company’s net loss. The comprehensive loss for the three and nine months ended September 30, 2017 was $26.3 million and $76.3 million, respectively, and for the three and nine months ended September 30, 2016 was $21.3 million and $53.3 million, respectively. There were no other changes in equity that were excluded from net loss for all periods presented.

Net Loss per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding, excluding unvested restricted stock awards. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding plus common stock equivalents. Convertible preferred stock, stock options, warrants and unvested restricted stock awards are considered common stock equivalents and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Common stock equivalents are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive. As of September 30, 2017 and 2016, there were common stock equivalents of 11.9 million shares and 11.2 million shares, respectively, which were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard update clarifies the presentation of restricted cash and cash equivalents, and requires companies to include restricted cash and cash equivalents in the beginning and ending cash and cash equivalents on the statement of cash flows. Additional disclosures will be required to describe the amount and detail of the restriction by balance sheet line item. ASU 2016-18 will be effective for the Company in the first quarter of 2018. Early adoption is permitted, including adoption in an interim period using a retrospective transition method to each period presented. The Company plans to adopt the ASU in the first quarter of 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions. ASU 2016-02 will be effective for the Company in the first quarter of 2019 and will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company currently plans to implement ASU 2016-02 in the first quarter of 2019. By 2019, all of the Company’s active existing leases will have ended. Those leases will not have an impact on the consolidated financial statements upon adoption in 2019, and there will be no requirement for modified retrospective application to the years prior to adoption. In December 2016, the Company entered into a 10-year lease agreement for its corporate headquarters. The expected lease commencement date is November 1, 2017. Upon adoption of ASU 2016-02, this lease will be recognized on the balance sheet as a lease liability with a corresponding right-of-use asset, which would require modified retrospective application upon adoption in 2019 back to the fourth quarter of 2017.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Since its initial release, the FASB has issued several amendments to the standard, which include clarification of accounting guidance related to identification of performance obligations and principal versus agent considerations. Topic 606 will be effective for the Company in the first quarter of 2018 and allows for full retrospective or a modified retrospective adoption approach. We currently do not have any products or revenues from customers. Accordingly, the adoption of this standard will not have a material impact on the Company’s financial position or results of operations. The Company plans to implement the requirements prospectively upon recognition of the first revenue from customers, and there will not be any retrospective impact to our financial statements. The Contract Revenue - Related Party reported in our results of operations for 2015 and 2016, which represents expense reimbursements from a related party, will not be impacted by the adoption of the new guidance.

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

No contract revenue was recognized for the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2016, the Company recognized approximately $44,000 and $531,000, respectively, in contract revenue for services provided and reimbursement of costs incurred under the services agreement.

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

Share-Based Compensation Expense

Total share-based compensation expense related to all share-based awards for the three and nine months ended September 30, 2017 and 2016 was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development:
Stock options	$3,068	$1,678	$8,083	$4,154
Restricted stock	—	—	—	30
Warrants	24	10	58	25
Research and development share-based compensation expense	3,092	1,688	8,141	4,209
General and administrative:
Stock options	2,203	1,666	6,151	4,934
Restricted stock	—	516	409	1,645
Warrants	187	56	475	183
General and administrative share-based compensation expense	2,390	2,238	7,035	6,762
Total share-based compensation expense included in expenses	$5,482	$3,926	$15,176	$10,971

Share-based compensation expense recognized for the three and nine months ended September 30, 2017 and 2016, was reduced by actual forfeitures in the period that the forfeiture occurred.

As of September 30, 2017, there was $55.3 million of total unrecognized share-based compensation expense related to non-vested stock options. The Company expects to recognize this expense over a weighted-average period of 3.0 years.

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

The Company estimated the fair value of each stock option grant on the grant date using the Black-Scholes model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2017	2016
Expected volatility	143%	141%
Expected life	6.19 years	5.74 years
Risk-free interest rate	2.0%	1.3%
Dividend yield	—	—

Stock Option Activity

The Company’s 2013 Equity Plan stock option activity for the nine months ended September 30, 2017 was comprised of the following:

	Outstanding Stock Options and 2013 Equity Plan
	Shares Underlying Stock Options	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2016	2,627,462	$21.07
Granted	1,879,925	$22.97
Exercised	(152,342)	$15.48
Forfeited	(93,608)	$21.77
Outstanding at September 30, 2017	4,261,437	$22.09

As of September 30, 2017, there were 3,673,883 shares of common stock available for future grants under the 2013 Equity Plan, and the Company has reserved an additional 4,201,437 shares of common stock for future issuance upon exercise of all outstanding stock options granted under the 2013 Equity Plan.

During the nine months ended September 30, 2017, stock options to purchase 152,342 shares of common stock were exercised with an intrinsic value of $2.9 million.

Restricted Stock Award Activity

The Company’s restricted stock award activity for the nine months ended September 30, 2017 was comprised of the following:

	Number of Shares	Weighted- Average Grant Date Fair Market Value
Unvested at December 31, 2016	542,680	$13.22
Vested	(542,680)	$13.22
Unvested at September 30, 2017	—	$—

Warrants

At September 30, 2017, the Company had outstanding warrants to purchase 93,013 shares of common stock. In January 2017, the Company issued a warrant to purchase up to 25,013 shares of the Company’s common stock to an outside third party at an exercise price equal to the fair market value of the Company’s common stock on the grant date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, all references to “we,” “our,” “us,” “La Jolla” and the “Company” refer to La Jolla Pharmaceutical Company, a California corporation, and its subsidiaries.

Forward-Looking Statements

The forward-looking statements in this report involve significant risks, assumptions and uncertainties, and a number of factors, both foreseen and unforeseen, which could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. Accordingly, you should not rely upon forward-looking statements as predictions of future events. Forward-looking statements include, but are not limited to, statements regarding risks relating to: the timing and prospects for approval of LJPC-501 by the U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA) or other regulatory authorities; risks relating to the scope of product label(s) (if approved) and potential market sizes, as well as the broader commercial opportunity for the Company's product candidates; the impact of pharmaceutical industry regulation and health care legislation in the United States; the success of future development activities; potential indications for which the Company’s product candidates may be developed; the timing, costs, conduct and outcome of clinical studies; the anticipated treatment of future clinical data by the FDA, EMA and other regulatory authorities, including whether such data will be sufficient for approval; and the expected duration over which the Company’s cash balances will fund our operations. The outcomes of the events described in these forward-looking statements are subject to the risks, uncertainties and other factors described in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the “Risk Factors” section contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (SEC) on February 23, 2017, and in other reports and registration statements that we file with the SEC from time to time. We expressly disclaim any intent to update forward-looking statements.

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

•
Results of Operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the three and nine months ended September 30, 2017 to the results for the three and nine months ended September 30, 2016.

•	Liquidity and Capital Resources. This section provides an analysis of our historical cash flows, as well as our future capital requirements.

Business Overview

La Jolla Pharmaceutical Company is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies intended to significantly improve outcomes in patients suffering from life-threatening diseases. We have several product candidates in development. LJPC-501 is our proprietary formulation of synthetic human angiotensin II for the potential treatment of hypotension in adult patients with distributive or vasodilatory shock who remain hypotensive despite fluid and vasopressor therapy. LJPC-401 is our proprietary formulation of synthetic human hepcidin for the potential treatment of conditions characterized by iron overload, such as hereditary hemochromatosis, beta thalassemia, sickle cell disease and myelodysplastic syndrome.

Program Overview

LJPC-501

LJPC-501 is our proprietary formulation of synthetic human angiotensin II. Angiotensin II is the major bioactive component of the renin-angiotensin-aldosterone system (RAAS). The RAAS is one of three central regulators of blood pressure. LJPC-501 is a first in class vasopressor that leverages the RAAS. LJPC-501 is being developed for the treatment of hypotension in adult patients with distributive or vasodilatory shock (dangerously low blood pressure with adequate cardiac function) who remain hypotensive despite fluid and vasopressor therapy (catecholamines and/or vasopressin).

Distributive or vasodilatory shock can become life-threatening when a patient is unable to achieve or maintain target mean arterial pressure (MAP) despite treatment with the currently available standard of care (fluids and vasopressors). This life-threatening syndrome has been described as clinically refractory hypotension, catecholamine resistant hypotension, high-dose vasopressor-dependent shock, catecholamine or vasopressor refractory shock or catecholamine-resistant vasodilatory shock. There are approximately 500,000 distributive or vasodilatory shock patients in the United States per year with an estimated 200,000 patients failing standard therapy. Approximately 50% of these patients die within 30 days.

In March 2015, we initiated a Phase 3 study of LJPC-501 in adult patients with distributive or vasodilatory shock who remain hypotensive despite fluid and vasopressor therapy, called the ATHOS-3 (Angiotensin II for the Treatment of High-Output Shock) Phase 3 study. Prior to commencing ATHOS-3, we reached agreement with the U.S. Food and Drug Administration (FDA) on a Special Protocol Assessment (SPA) for this multicenter, randomized, double-blind, placebo-controlled, Phase 3 study. ATHOS-3 was conducted without any amendment to any part of the clinical protocol subject to the SPA agreement, including the primary endpoint and all other endpoints. In ATHOS-3, patients were randomized in a 1:1 fashion to receive either: (i) LJPC-501 plus standard-of-care vasopressors; or (ii) placebo plus standard-of-care vasopressors. Randomized patients received their assigned treatment via continuous IV infusion for up to seven days. The primary efficacy endpoint was the percentage of patients with a MAP ≥ 75 mmHg or a 10 mmHg increase from baseline MAP at 3 hours following the initiation of study treatment without an increase in standard-of-care vasopressors. Secondary endpoints include comparison of changes in cardiovascular Sequential Organ Failure Assessment (SOFA) scores and the safety and tolerability of LJPC-501.

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

In August 2017, the FDA accepted for review our NDA for LJPC-501 for the treatment of hypotension in adult patients with distributive or vasodilatory shock who remain hypotensive despite fluid and vasopressor therapy. The review classification for the NDA is Priority, and the user fee goal date under the Prescription Drug User Fee Act (PDUFA) is February 28, 2018. In its letter to us, the FDA stated that it does not currently plan to hold an advisory committee meeting to discuss this application.

In August 2017, we initiated an expanded access program in the United States to provide LJPC-501 to adult patients with distributive or vasodilatory shock who remain hypotensive despite fluid and vasopressor therapy. Expanded access, sometimes known as compassionate use, is an option facilitated by the FDA to make available prior to regulatory approval investigational medicine(s) for the treatment of serious or life-threatening diseases or conditions where there are no ongoing clinical trials and there is a lack of satisfactory therapeutic alternatives.

In September 2017, an analysis from ATHOS-3 entitled, “Baseline angiotensin levels and ACE effects in patients with vasodilatory shock treated with angiotensin II,” was presented during the 30th European Society of Intensive Care Medicine

Annual Congress. The pre-specified analysis showed that a relatively low angiotensin II state (as measured by the ratio of angiotensin I to angiotensin II) predicted increased mortality in patients with vasodilatory shock, suggesting that a low angiotensin II state is a negative prognostic indicator of outcomes. Furthermore, the analysis showed a statistically significant treatment effect of LJPC-501 compared to placebo on mortality in these patients with a relatively low angiotensin II state (relative risk reduction of 36%; HR=0.64; 95% CI: 0.41-1.00; p=0.047).

In September 2017, we reported that the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) issued favorable Scientific Advice regarding the EU regulatory pathway for LJPC-501. Based on this Advice, we intend to submit a Marketing Authorization Application (MAA) for LJPC-501 in the third quarter of 2018.

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

In September 2016, we reported positive results from a Phase 1 study of LJPC-401 in patients at risk of iron overload suffering from HH, thalassemia and SCD. Single, escalating doses of LJPC-401 were associated with a dose-dependent, statistically significant reduction in serum iron. LJPC-401 was well-tolerated with no dose-limiting toxicities. Injection-site reactions were the most commonly reported adverse event and were all mild or moderate in severity, self-limiting and fully resolved.

Also in September 2016, we announced that we reached agreement with the EMA on the design of a pivotal study of LJPC-401. The pivotal study will be a randomized, controlled, multicenter study in beta thalassemia patients suffering from iron overload, a major unmet need in an orphan patient population. The primary endpoint will be a clinically relevant measurement directly related to iron overload. We plan to initiate this study in the fourth quarter of 2017. If this study is successful, we would anticipate filing an MAA for LJPC-401 in Europe.

LJPC-30S

LJPC-30S is our next-generation gentamicin derivative program. Despite kidney toxicity, gentamicin has become one of the most commonly prescribed hospital antibiotics due to its broad spectrum of antimicrobial efficacy. Gentamicin consists primarily of a mixture of four distinct but closely related chemical entities that may contribute differentially to the product’s toxicity profile.

Our LJPC-30S program has been focused on therapeutics derived from purified components of the currently marketed gentamicin product that retain the biologic activity of gentamicin, yet appear to lack the traditional kidney toxicity associated with its use. Based on a recent reprioritization of our research pipeline, which took into account competitive developments in the antibiotic field together with the status of our other programs, we have decided to no longer dedicate resources to this program.

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

Results of Operations

The following summarizes the results of our operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Contract revenue - related party	$—	$44	$—	$531
Research and development expense	(19,093)	(16,992)	(57,666)	(42,111)
General and administrative expense	(7,390)	(4,349)	(18,915)	(11,868)
Other income, net	195	46	324	150
Net loss	$(26,288)	$(21,251)	$(76,257)	$(53,298)

Contract Revenue - Related Party

During the year ended December 31, 2015, we entered into a services agreement with a related party. Pursuant to the services agreement, we provide certain services to this related party, including, but not limited to, research and development and clinical study design and management for projects undertaken. Contract revenue is a function of the availability of potential projects identified by our customer and our ability and willingness to take on such projects. As such, this revenue may be significantly reduced in future periods, as has happened for the three and nine months ended September 30, 2017. In exchange for providing such services, we receive payments at a negotiated, arms-length rate. As a result, the consideration received by us for our services is considered to be no less favorable to us than comparable terms that we could obtain from an unaffiliated third party in an arms-length transaction. The services agreement may be canceled by either party upon 60-days’ written notice to the other party. In addition, we have a non-voting profit interest in the related party, which provides us with the potential to receive a portion of the future distributions of profits, if any.

No contract revenue was recognized for the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2016, we recognized approximately $44,000 and $531,000, respectively, in contract revenue for services provided and reimbursement of costs incurred under the agreement.

Research and Development Expense

The following summarizes our research and development expense for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Clinical development costs	$6,744	$9,438	$24,895	$22,740
Personnel and related costs	6,955	3,690	17,659	9,067
Share-based compensation expense	3,092	1,688	8,141	4,209
Technology in-licensing costs	181	199	451	384
Other research and development costs	2,121	1,977	6,520	5,711
Total research and development expense	$19,093	$16,992	$57,666	$42,111

For the three and nine months ended September 30, 2017, research and development expense increased to $19.1 million and $57.7 million, respectively, from $17.0 million and $42.1 million for the same periods in 2016, respectively. The increase was primarily driven by personnel costs and share-based compensation as a result of increased headcount associated with the development of LJPC-501 and LJPC-401. We anticipate research and development expense to increase during the remainder of 2017 due to planned increases in personnel to support the ongoing development for our product candidates and pre-commercialization activities for LJPC-501.

General and Administrative Expense

The following summarizes our general and administrative expense for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Personnel and related costs	$1,971	$1,008	$4,765	$2,707
Share-based compensation expense	2,390	2,238	7,035	6,762
Other general and administrative expense	3,029	1,103	7,115	2,399
Total general and administrative expense	$7,390	$4,349	$18,915	$11,868

During the three and nine months ended September 30, 2017, general and administrative expense increased to $7.4 million and $18.9 million, respectively, from $4.3 million and $11.9 million for the same periods in 2016, respectively. The increase was primarily due to increased personnel costs and professional and outside services associated with our increased development and pre-commercialization activities. We anticipate general and administrative expense to increase throughout 2017 due to planned increases in personnel and professional and outside services to support ongoing development for our product candidates and pre-commercialization activities for LJPC-501.

Liquidity and Capital Resources

Since January 2012, when the Company was effectively restarted with new assets and a new management team, through September 30, 2017, our cash used in operating activities was $164.0 million. From inception through September 30, 2017, we have incurred a cumulative net loss of $683.0 million and have financed our operations through public and private offerings of securities, revenues from collaborative agreements, equipment financings and interest income on invested cash balances. From inception through September 30, 2017, we have raised $706.0 million in net proceeds from the sales of equity securities.

In March 2017, we completed a common stock offering and received proceeds of approximately $117.5 million, net of issuance costs.

As of September 30, 2017, we had $120.8 million in cash and cash equivalents, compared to $65.7 million of cash and cash equivalents at December 31, 2016. Based on our cash and working capital as of September 30, 2017 and our current operating plans and projections, we believe that the available cash and cash equivalents will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Cash used in operating activities for the nine months ended September 30, 2017 was $60.4 million, compared to $40.1 million for the same period in 2016. The increase was primarily due to increased research and development activities. For the nine months ended September 30, 2017, we used $4.3 million of cash for investing activities related to purchases of property and equipment, compared to $1.4 million for the same period in 2016. Cash provided by financing activities for the nine months ended September 30, 2017 was $119.8 million, compared to $0.1 million for the same period in 2016. The increase was due to $117.5 million of proceeds from the March 2017 common stock offering and $2.4 million of proceeds from the exercise of stock options for common stock. As of September 30, 2017, we had positive working capital of $113.3 million, compared to positive working capital of $57.7 million at December 31, 2016. The increase in our cash and cash equivalents and working capital was primarily due to the cash provided by financing activities offset by cash used for operating and investing activities.

To fund future operations to the point where we are able to generate positive cash flow from the sales or out-licensing of our drug candidates, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and prospects for approval of LJPC-501 by the FDA, the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support, as well as the overall condition of capital markets, including capital markets for development-stage and clinical-stage biopharmaceutical companies. We anticipate that we will seek to fund our operations through public and private equity and debt financings or other sources, such as potential collaboration agreements. Although we have previously been successful in obtaining financing through equity securities offerings, there can be no assurance that we will be able to do so in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates. There were no material changes to our market risks in the nine months ended September 30, 2017, when compared to the disclosures in Item 7A of our Annual Report Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017.

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

La Jolla Pharmaceutical Company

Date:	October 26, 2017	/s/ George F. Tidmarsh
George F. Tidmarsh, M.D., Ph.D.
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

/s/ Dennis M. Mulroy
Dennis M. Mulroy
Chief Financial Officer
(Principal Financial and Accounting Officer)