Form 10-K/A
period 2017-12-31
LA JOLLA PHARMACEUTICAL CO
filed 2018-04-30
CIK 920465

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2017 totaled approximately $512,864,000. As of March 31, 2018, there were 26,154,439 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K of La Jolla Pharmaceutical Company (“we,” “our,” “us,” “La Jolla” and the “Company”) for the year ended December 31, 2017, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2018 (the “Original Filing”). This Form 10-K/A amends the Original Filing to replace, in its entirety, the information provided in Part III of the Original Filing, which was previously expected to be incorporated by reference from our 2018 Annual Meeting Proxy Statement. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial and accounting officer under Section 302 of the Sarbanes-Oxley Act of 2002, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934.

Except for the amendments described above, we have not modified or updated disclosures presented in the Original Filing. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update the disclosures therein. Information not affected by these amendments remains unchanged and reflects the disclosures made at the time the Original Filing was filed. Therefore, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS

Our directors and their respective ages as of March 31, 2018 are set forth below.

Name	Age	Position
George F. Tidmarsh, M.D., Ph.D.	58	President, Chief Executive Officer, Secretary and Director
Kevin C. Tang	51	Director, Chairman of the Board
Laura L. Douglass	53	Director
Craig A. Johnson	56	Director
Robert H. Rosen	62	Director

The biographies of the members of our Board of Directors (the “Board”) appear below.

George F. Tidmarsh, M.D., Ph.D. has served as President, Chief Executive Officer, Secretary and a director of the Company since 2012. Dr. Tidmarsh has more than 25 years of experience creating, building and leading biotechnology and pharmaceutical companies and developing innovative pharmaceutical products. Prior to joining the Company, Dr. Tidmarsh was the Chief Executive Officer of Solana Therapeutics, Inc. from 2011 to 2012. In 2006, he founded Metronome Therapeutics, Inc., where he served as its Chief Executive Officer until its acquisition by Spectrum Pharmaceuticals, Inc. in 2010. In 2005, Dr. Tidmarsh founded Horizon Pharma, Inc., where he served as its President and Chief Executive Officer until 2008 and as a director and consultant until 2011. In 2001, he founded Threshold Pharmaceuticals, Inc., where he served as its President until 2005. Earlier in his career, Dr. Tidmarsh led the development of Doxil® (doxorubicin hydrochloride liposomal injection) while serving as Director of Oncology at Liposome Technology, Inc. Doxil has become a standard-of-care treatment for patients suffering from ovarian cancer. Dr. Tidmarsh has also served as a director of Odonate Therapeutics, Inc. since 2016 and serves as a director of the Citizens Oncology Foundation, a non-profit organization. Dr. Tidmarsh received his M.D. and Ph.D. from Stanford University, where he completed fellowship training in Pediatric Oncology and Neonatology and remains Adjunct Faculty in Pediatrics and Neonatology. The Board has concluded that Dr. Tidmarsh should serve on our Board based on his extensive experience creating, building and leading biotechnology companies.

Kevin C. Tang has served as a director and as Chairman of the Board of the Company since 2014. Mr. Tang has more than 20 years of experience evaluating, creating and building biotechnology companies that are focused on developing treatments for life-threatening and debilitating diseases and conditions. Since 2013, Mr. Tang has served as the Chairman and Chief Executive Officer of Odonate Therapeutics, Inc., a pharmaceutical company dedicated to the development of best-in-class therapeutics that improve and extend the lives of patients with cancer. Mr. Tang is also the President of Tang Capital Management, LLC, a life sciences-focused investment company he founded in 2002. Since 2009, Mr. Tang has served as a director of Heron Therapeutics, Inc. and, since 2012, has served as Chairman. From 2009 through its acquisition by Endo Pharmaceuticals, Inc. in 2010, he served as a director of Penwest Pharmaceuticals Co. In 2006, Mr. Tang co-founded Ardea Biosciences, Inc. and served as a director from inception through its acquisition by AstraZeneca PLC in 2012. From 2001 to 2008, he was a director of Trimeris, Inc. From 1993 to 2001, Mr. Tang held various positions at Deutsche Banc Alex Brown, Inc., an investment banking firm, most recently serving as Managing Director and head of the firm’s Life Sciences research group. Mr. Tang received a B.S. degree from Duke University. The Board has concluded that Mr. Tang should serve as a director based on his experience forming and building biotechnology companies, serving as a director of numerous biotechnology companies and serving as a manager of funds specializing in the area of life sciences.

Laura L. Douglass has served as a director of the Company since 2013. Ms. Douglass has over 25 years of management experience of increasing responsibility in the biopharmaceutical industry across multiple disciplines including clinical research and operations. Ms. Douglass is currently the President and Chief Executive Officer of Next Generation Clinical Research Consulting, Inc., a contract research organization servicing the pharmaceutical industry that she founded in 1999. Additionally, Ms. Douglass serves as the President and Chief Executive Officer for Eufaeria Biosciences, Inc. Ms. Douglass is also a founder and director of SB Bancorp, Inc. and Settlers Bank, Inc. Ms. Douglass received a nursing degree from The University of the State of New York-Albany. The Board has concluded that Ms. Douglass should serve on our Board based on her substantial operating experience and expertise in clinical trial management.

Craig A. Johnson has served as a director of the Company since 2013. Mr. Johnson has more than 25 years of experience serving in senior financial management roles and governing corporations, primarily in the biotechnology industry. Mr. Johnson has served as a director of Odonate Therapeutics, Inc. since July 2017, of Heron Therapeutics, Inc. since 2014, of Mirati Therapeutics, Inc. since 2013 and of GenomeDx Biosciences, Inc. since 2015. Mr. Johnson also served as a director of Ardea Biosciences, Inc. from 2008 until its acquisition by AstraZeneca PLC in 2012 and as a director of Adamis Pharmaceuticals Corporation from 2011 to 2014. From 2011 to 2012, he served as Chief Financial Officer of PURE Bioscience, Inc., and, from 2010 to 2011, Mr. Johnson served as Senior Vice President and Chief Financial Officer of NovaDel Pharma Inc. From 2004 through its acquisition by Raptor Pharmaceuticals Corp. in 2009, he served as Vice President and Chief Financial Officer of TorreyPines Therapeutics, Inc. and, from 2009 to 2010, as Vice President of a wholly-owned subsidiary of Raptor Pharmaceuticals Corp. From 1994 to 2004, Mr. Johnson held various positions at MitoKor, Inc., most recently serving as Chief Financial Officer and Senior Vice President of Operations. Mr. Johnson received a B.B.A. degree in accounting from the University of Michigan-Dearborn. The Board has concluded that Mr. Johnson should serve as a director based on his experience serving as a director of biotechnology companies and his expertise in financial management.

Robert H. Rosen has served as a director of the Company since 2014. Mr. Rosen has served as a director of Odonate Therapeutics, Inc. since July 2017. Mr. Rosen has more than 25 years of experience serving in leadership positions in biotechnology and pharmaceutical companies and commercializing pharmaceutical products. Since 2013, Mr. Rosen has served as President and as a director of Heron Therapeutics, Inc., and, from 2012 to 2013, served as Senior Vice President and Chief Commercial Officer of Heron Therapeutics, Inc. From 2014 to 2015, Mr. Rosen served as a director of Conkwest, Inc. (now NantKwest, Inc.). In 2012, he served as Managing Partner of Scotia Nordic LLC, a life sciences advisory firm. From 2011 to 2012, Mr. Rosen served as Senior Vice President of Global Commercial Operations at Dendreon Corporation. From 2005 to 2011, he served as Global Head of Oncology at Bayer HealthCare Pharmaceuticals. From 2002 to 2005, Mr. Rosen was Vice President of the Oncology Business Unit at Sanofi-Synthèlabo Inc. Mr. Rosen received a B.S. degree in pharmacy from Northeastern University. The Board has concluded that Mr. Rosen should serve as a director based on his leadership experience in the biotechnology and pharmaceutical industries and expertise in commercializing pharmaceutical products.

EXECUTIVE OFFICERS

Our executive officers and their respective ages as of March 31, 2018 are set forth below.

Name	Age	Position
George F. Tidmarsh, M.D., Ph.D.	58	President, Chief Executive Officer, Secretary and Director
Lakhmir S. Chawla, M.D.	47	Chief Medical Officer
Dennis M. Mulroy	63	Chief Financial Officer
Jennifer A. Carver	64	Chief Operating Officer
James M. Rolke	49	Chief Scientific Officer

The biographies of our executive officers other than Dr. Tidmarsh, whose biography is set forth above, appear below.

Dr. Lakhmir S. Chawla, M.D. has been the Chief Medical Officer of the Company since 2015. Dr. Chawla has more than 20 years of medical experience with particular expertise in critical care and nephrology. Dr. Chawla has been an active investigator in the field of critical care nephrology since 2002. From 2008 to 2015, Dr. Chawla was an Associate Professor of Medicine at the George Washington University, where he had dual appointments in the Department of Anesthesiology and Critical Care Medicine and in the Department of Medicine, Division of Renal Diseases and Hypertension. From 2014 to 2015, Dr. Chawla was also the Chief of the Division of Intensive Care Medicine at the Washington D.C. Veterans Affairs Medical Center. During his tenure at the George Washington University, Dr. Chawla was the designer and lead investigator of a pilot study called the ATHOS (Angiotensin II for the Treatment of High Output Shock) trial, which served as the basis for the Company’s completed ATHOS-3 clinical study. Dr. Chawla received an M.D. from the New Jersey Medical School.

Dennis M. Mulroy has been the Chief Financial Officer of the Company since 2015. Mr. Mulroy has more than 25 years of financial management experience, including leadership positions in publicly traded biotechnology, life sciences, medical service and medical device companies. From 2005 to 2015, Mr. Mulroy served as Chief Financial Officer of Taxus Cardium Pharmaceuticals Group Inc.. Prior to joining Taxus Cardium, Mr. Mulroy served as Chief Financial Officer of Molecular Imaging, Inc. and SeraCare Life Sciences, Inc. and held financial management positions of increasing responsibility at several other companies. Mr. Mulroy began his career as a Certified Public Accountant with Ernst & Young LLP in San

Diego. Mr. Mulroy received a B.S. degree in business administration, with an emphasis in accounting, from the University of San Diego.

Jennifer A. Carver has been the Chief Operating Officer of the Company since January 2017. Ms. Carver has more than 20 years of cross-functional leadership experience in pharmaceutical drug development and the healthcare industry. Prior to her appointment as Chief Operating Officer, Ms. Carver held a number of operational roles of increasing responsibility since joining the Company in 2014, most recently as Senior Vice President, Operations. From 2012 to 2014, Ms. Carver was Senior Director of Project Management at Spectrum Pharmaceuticals, Inc., leading the NDA and launch activities for Beleodaq®, an FDA-approved, anti-cancer agent. From 2001 to 2012, she held various roles at Allos Therapeutics, Inc., including Project Manager for Folotyn®, an FDA-approved, anti-cancer agent, and led integration activities following the acquisition of Allos by Spectrum Pharmaceuticals in 2012. Ms. Carver received a B.S.N. and M.B.A. from the University of Colorado.

James M. Rolke has been the Chief Scientific Officer of the Company since January 2017. Mr. Rolke has over 25 years of research and development experience in the biotechnology industry. Prior to his appointment as Chief Scientific Officer, Mr. Rolke held various positions of increasing responsibility since joining the Company in 2012, most recently as Vice President of Research and Development. From 2009 to 2012, Mr. Rolke was Chief Technology Officer at Pluromed, Inc. (acquired by Sanofi). From 2007 to 2009, Mr. Rolke served as Director of Operations at Prospect Therapeutics, Inc. and held research and development positions of increasing responsibility at several other companies. Mr. Rolke received a B.S. degree in chemistry from Keene State College.

CORPORATE GOVERNANCE

Our business affairs are managed under the direction of our Board, which is currently composed of 5 directors. Consistent with Nasdaq listing requirements, our Board makes an annual determination of the independence of our directors. This determination is made in conjunction with each annual meeting of shareholders and was most recently done in connection with the 2017 Annual Meeting of Shareholders. As of that date (the “Reference Date”), the Board had determined that Ms. Douglass, Mr. Johnson and Mr. Rosen are “independent” within the meaning of Nasdaq Marketplace Rules 5605(b) and 5605(a)(2). The Board will reassess director independence in connection with the 2018 Annual Meeting of Shareholders and will include its independence determination in the proxy statement for such meeting.

During the year ended December 31, 2017, the Board met or took action by unanimous written consent 6 times (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of: (i) the total number of meetings of the Board held during the period for which he or she has been a director; and (ii) the total number of meetings held by all committees of our Board on which he or she served during the periods that he or she served.

Committees of the Board of Directors

Our Board has three standing committees: an audit committee (the “Audit Committee”); a compensation committee (the “Compensation Committee”); and a corporate governance and nominating committee (the “Corporate Governance and Nominating Committee”). The committees operate under written charters that are available for viewing on our website at www.ljpc.com, under “Investor Relations.”

Audit Committee. It is the responsibility of the Audit Committee to oversee our accounting and financial reporting processes and the audits of our consolidated financial statements. The specific duties of the Audit Committee include: monitoring the integrity of our financial process and systems of internal controls regarding finance, accounting and legal compliance; selecting our independent auditor; monitoring the independence and performance of our independent auditor; and providing an avenue of communication among the independent auditor, our management and our Board. The Audit Committee has the authority to conduct any investigation it feels appropriate to fulfill its responsibilities, and it has direct access to all of our employees and to the independent auditor. The Audit Committee also has the ability to retain, at our expense and without further approval of the Board, special legal, accounting or other consultants or experts that it deems necessary in the performance of its duties. The Audit Committee met or took action by unanimous written consent 4 times in 2017. The Audit Committee is comprised of three members: Craig Johnson, Laura Douglass and Robert Rosen. Craig Johnson is the Chairman of the Audit Committee and is deemed to be the Audit Committee's financial expert. As of the Reference Date, each member of the Audit Committee met the requirements for independence under the listing standards of the Nasdaq Capital Market and the SEC rules and regulations, as well as met the requirements for financial literacy and sophistication under the applicable listing standards.

Compensation Committee. It is the responsibility of the Compensation Committee to assist the Board in discharging the Board’s responsibilities regarding the compensation of our employees and directors. The specific duties of the Compensation Committee include: making recommendations to the Board regarding the corporate goals and objectives relevant to executive compensation; evaluating our executive officers’ performance in light of such goals and objectives; recommending compensation levels to the Board based on such evaluations; administering our incentive compensation plans, including our equity-based incentive plans; making recommendations to the Board regarding our overall compensation structure, policies and programs; and reviewing the Company’s compensation disclosures. Additional information regarding the processes and procedures of the Compensation Committee is provided below under the caption “Executive Compensation.” The Compensation Committee met 5 times in 2017. The Compensation Committee is comprised of two members: Craig Johnson and Laura Douglass. Craig Johnson is the Chairman of the Compensation Committee. As of the Reference Date, each member of the Compensation Committee met the requirements for independence under the listing standards of the Nasdaq Capital Market and the SEC rules and regulations.

Corporate Governance and Nominating Committee. It is the responsibility of the Corporate Governance and Nominating Committee to assist the Board: to identify qualified individuals to become directors of the Board; to determine the composition of the Board and its committees; and to monitor and assess the effectiveness of the Board and its committees. In addition, the Corporate Governance and Nominating Committee assists the Board in its oversight of our compliance with legal and regulatory requirements. The specific duties of the Corporate Governance and Nominating Committee include: identifying, screening and recommending to the Board candidates for election to the Board; reviewing director candidates recommended by our shareholders; assisting in recruiting qualified director candidates to serve on the Board; monitoring the independence of current directors and nominees; and monitoring and assessing the relationship between the Board and our management with respect to the Board’s ability to function independently of management. The Corporate Governance and Nominating Committee met or took action by unanimous written consent one time in 2017. The Corporate Governance and Nominating Committee is comprised of two members: Laura Douglass and Robert Rosen. As of the Reference Date, each member of the Corporate Governance and Nominating Committee met the requirements for independence under the listing standards of the Nasdaq Capital Market.

Corporate Governance Guidelines

We have adopted a set of Corporate Governance Guidelines that describe a number of our corporate governance practices. The Corporate Governance Guidelines are available for viewing on our website at www.ljpc.com, under “Investor Relations.”

Code of Ethics; Corporate Website

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial and accounting officer or persons performing similar functions. Our Code of Ethics is available for viewing on our website at www.ljpc.com, under “Investor Relations.” We intend to disclose future amendments to the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on our website within 4 business days following the date of the amendment or waiver. Our website may also be used to communicate other material developments to our shareholders from time to time, such as press releases, corporate presentations and presentations delivered at investor conferences. Shareholders are encouraged to regularly review our website for any such updates.

Communications with the Board of Directors

Our shareholders may communicate with our Board, or a particular director, by sending a letter addressed to the Board, or a particular director, to: c/o Corporate Secretary, La Jolla Pharmaceutical Company, 4550 Towne Centre Court, San Diego, California, 92121. All communications will be compiled by our Corporate Secretary and forwarded to the Board, or the director, accordingly.

Board Leadership Structure; Risk Management

The role of our Chairman of the Board is separate from our Chief Executive Officer. The Board has determined that its structure is appropriate at this time given the Company’s specific characteristics and circumstances, including the Board’s commitment to independent Board and Committee leadership, and to fulfill the Board’s duties effectively and efficiently so that our business receives the undivided attention of the Chief Executive Officer.

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

The Board oversees the management of risk exposure and risk mitigation in various areas including: (i) risks relating to our employment policies and executive compensation plans and arrangements; (ii) financial risks and taking appropriate actions to help ensure quality financial reporting and appropriately conservative investment practices; and (iii) risks associated with the independence of the Board and potential conflicts of interest. The Audit Committee reviews policies with respect to risk assessment and risk management and consults with outside resources as appropriate on other matters that could have a significant impact on the Company’s consolidated financial statements. The Audit Committee also reviews policies with respect to financial risk and makes recommendations to the Board. The Board’s administration of its risk oversight function has not affected the Board’s leadership structure, which separates the roles of our Chairman of the Board and our Chief Executive Officer.

Director Nominations

Our Corporate Governance and Nominating Committee regularly assesses the appropriate size of the Board and whether any vacancies on the Board are expected due to retirement or otherwise. In the event that vacancies are anticipated or otherwise arise, the Corporate Governance and Nominating Committee may utilize a variety of methods for identifying and evaluating director candidates. Candidates may come to the attention of the Corporate Governance and Nominating Committee through current directors, professional search firms, shareholders or other persons. Once the Corporate Governance and Nominating Committee has identified a prospective nominee, it will evaluate the prospective nominee in the context of the then-current constitution of the Board and will consider a variety of other factors, including the prospective nominee's business, industry, finance and financial reporting experience, as well as attributes that would be expected to contribute to an effective Board. The Corporate Governance and Nominating Committee seeks to identify nominees who possess a wide range of experience, skills and areas of expertise, knowledge and business judgment. Our Corporate Governance and Nominating Committee thus considers a broad range of factors relating to the qualifications and background of nominees, which may include diversity, which is not only limited to race, gender or national origin, but also includes diversity of experience and skills. We have no formal policy regarding Board diversity. Our Corporate Governance and Nominating Committee’s priority in selecting directors is the identification of persons who will further the interests of our shareholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among directors, professional and personal experiences and expertise relevant to our growth strategy. Successful nominees must have a history of superior performance or accomplishments in their professional undertakings and should have the highest personal and professional ethics and values. The Corporate Governance and Nominating Committee does not evaluate shareholder nominees differently than any other nominee.

Pursuant to procedures set forth in the Company’s Bylaws, as amended and restated (the “Bylaws”), our Corporate Governance and Nominating Committee will consider shareholder nominations for directors if we receive timely written notice, in proper form, of the intent to make a nomination at a meeting of shareholders. To be timely, the notice must be received within the time frame discussed in our Bylaws. To be in proper form, the notice must, among other matters, include each nominee’s written consent to serve as a director if elected, a description of all arrangements or understandings between the nominating shareholder and each nominee and information about the nominating shareholder and each nominee. A copy of our Bylaws will be provided on written request to our Corporate Secretary.

Director Attendance at Annual Meetings

Our Board encourages our directors to attend our annual shareholder meeting each year. We held our 2017 Annual Meeting of Shareholders on September 1, 2017, and all 5 of the Company’s directors attended in person for such meeting.

Report of the Audit Committee

The Audit Committee oversees our financial reporting process. Management has the primary responsibility for the consolidated financial statements and the reporting process, including our system of internal control over financial reporting. In fulfilling its oversight responsibilities, the Audit Committee reviewed and discussed the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 with management, including a discussion of the quality, not merely the acceptability, of the accounting and financial reporting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

The Audit Committee reviewed our audited consolidated financial statements with our independent auditor, which is responsible for expressing an opinion on the conformity of those audited consolidated financial statements with U.S. generally accepted accounting principles, including a discussion of such matters as are required to be discussed under U.S. generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditor its independence from us and our management, including as set forth in Auditing Standard 1301: Communications with Audit Committees (formerly known as Auditing Standard No. 16). The Audit Committee has also considered the compatibility of the independent auditor’s provision of non-audit services to us with the auditor’s independence.

The Audit Committee discussed with our independent auditor the overall scope and plan for its audit. The Audit Committee met with the independent auditor, with and without management present, to discuss the results of its examinations, its evaluations of our internal controls and the overall quality of our financial reporting.

Based on the reviews and discussions referred to above, the Audit Committee recommended that our audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2017 for filing with the SEC. This report is provided by the following directors, who perform the functions of the Audit Committee:

Craig A. Johnson, Chairman of Audit Committee
Robert H. Rosen
Laura L. Douglass

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers and persons who own more than 10% of our equity securities to report their initial beneficial ownership of our equity securities, and any subsequent changes in such beneficial ownership, to the SEC. Specific due dates for these reports have been established, and we are required to disclose any known late filings during the year ended December 31, 2017. To our knowledge, based solely on our review of the copies of such reports required to be furnished to us during the year ended December 31, 2017, all of these reports were timely filed.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Overview

The following Compensation Discussion and Analysis describes the material elements of compensation earned by our 5 executive officers who served during 2017, which includes the Chief Executive Officer, Chief Medical Officer, Chief Financial Officer, Chief Operating Officer and Chief Scientific Officer (who held the title of Vice President of Research & Development during 2016), collectively referred to herein as the Company’s Named Executive Officers.

Compensation Philosophy and Objectives

Our goal is to provide a competitive total compensation package with significant emphasis on pay for performance. Accordingly, we favor equity and discretionary awards over guaranteed cash compensation in order to drive accomplishments that enhance shareholder value and align the interests of our executive officers and our shareholders. This means that our executive officers will not realize the total potential value of their compensation package unless performance goals, which are directly tied to our corporate performance, are achieved. The Compensation Committee believes that our executive compensation program is reasonable in light of the executive compensation programs of our peer group companies and is appropriately designed to incentivize our management team to achieve our short-term and long-term corporate objectives, while effectively managing business risks and challenges.

Based on the foregoing objectives, executive compensation is based on three primary components: base salary, annual incentive bonuses and equity awards. The Compensation Committee believes that cash compensation in the form of base salary and an annual incentive bonus provides our executive officers with short-term rewards for success in operations, and that long-term compensation in the form of equity awards aligns the objectives of our executive officers with those of our shareholders with respect to long-term performance and success. In addition, our executive officers receive benefits that are generally available to all of our employees. Our compensation-setting process includes reviewing the targeted overall compensation for each executive officer and then allocating that compensation between base salary, annual incentive bonuses and equity awards, based appropriately on industry and salary survey data for public companies of a similar market capitalization, size and stage of clinical development.

With respect to equity awards, these awards typically vest and become exercisable over a period of four years, consisting of an initial one-year cliff-vest, followed by monthly vesting. However, we have also used performance-based vesting conditions and the combination of performance-based and time-based vesting conditions for certain awards. We believe that long-term value creation, contrasted with short-term gain, presents the best opportunity for employees to profit from these awards. In circumstances where performance-based equity awards have been granted, the events that trigger vesting are generally estimated to be achieved at least one year from the grant date, although shorter performance goals may be used in some cases. The Company has not historically used claw-back provisions or imposed holding periods for vested awards, although the Compensation Committee may consider whether such mechanisms might be appropriate in the future to mitigate risk.

Risk Management and Mitigation

In reviewing the compensation structure for 2017, we also considered how the Company’s compensation policies may affect the Company’s risk profile and whether compensation policies and practices may encourage risk-taking by employees. More specifically, we considered the general design philosophy of the Company’s policies for employees whose conduct would be most affected by incentives established by compensation policies. In considering these issues, we concluded that the use of annual incentive bonuses and long-term equity awards did not appear to create undue risks for the Company or encourage excessive risk-taking behavior on the part of our employees.

Roles in Determining Compensation

Compensation Committee

The Compensation Committee has the responsibility of reviewing the appropriateness of the total compensation paid to our executive officers. The Compensation Committee oversaw and approved all compensation arrangements and actions for our key employees in 2017, including the Named Executive Officers. The Compensation Committee has delegated to the Chief Executive Officer certain administrative responsibilities under the Company’s 2013 Equity Incentive Plan, allowing the Chief Executive Officer to set base salaries and annual incentive bonus targets, as well as make equity award grants within predetermined guidelines established by the Compensation Committee and limited to non-officer employees of the Company.

Compensation Consultant

In 2017, the Compensation Committee engaged the services of Marsh & McLennan Agency, LLC (formerly known as Barney & Barney) (“MMA”), a national insurance firm that provides compensation consulting services. The directive for MMA was to assist the Compensation Committee in its review of executive and director compensation practices, including the competitiveness of pay levels, executive compensation design and review and analysis of competitive data with respect to the Company’s peers in the industry. The Compensation Committee has the authority to engage and terminate the services of compensation consultants. The decision to engage MMA was not made, or recommended, by the Company’s management. MMA also provides insurance brokerage services to the Company outside of its services to the Compensation Committee. The Compensation Committee, after a review of the factors set forth in Section 10C-1 of the Securities Exchange Act of 1934, has determined that MMA is independent, and the insurance brokerage work and compensation consulting work performed by MMA do not present any conflicts of interest.

Say-on-Pay

On June 5, 2013 and August 23, 2016, the Company provided shareholders a “say-on-pay” advisory vote on its executive compensation under Section 14A of the Securities Exchange Act of 1934. At the Company’s 2013 and 2016 Annual Meetings of Shareholders, shareholders expressed support for the compensation of our Named Executive Officers, with a majority of the votes cast for approval of the “say-on-pay” advisory vote. The Compensation Committee carefully evaluated the results of these advisory votes. The Compensation Committee also considered many other factors in evaluating the Company's executive compensation programs as discussed in this Compensation Discussion and Analysis, including the Compensation Committee's assessment of the interaction of our compensation programs with our corporate business objectives, evaluations of our programs by external consultants and review of peer group and survey data, each of which is evaluated in the context of the Compensation Committee’s fiduciary duty to act as the directors determine to be in shareholders’ best interests. While each of these factors bore on the Compensation Committee’s decisions regarding our Named Executive Officers’ compensation, the Compensation Committee did not make any changes to our executive compensation program and policies as a result of the “say-on-pay” advisory votes. The Company also provided shareholders a “say-on-frequency” advisory vote on June 5, 2013. As previously disclosed, in light of the results of such shareholder vote, the Board adopted a resolution to hold a “say-on-pay” vote once every three years. The next “say-on-pay” vote will be held at the Company’s 2019 Annual Meeting of Shareholders, at which time the Company will also submit a new “say-on-frequency” vote for consideration.

Base Salary

Base salaries for executives are based on job responsibilities, accountability and the experience of the individual. For 2017, the Compensation Committee implemented a policy of targeting base salaries for executives, including the Chief Executive Officer, at or near the 50th percentile of salaries of executives with similar roles at similar organizations, based on broad comparative data. In its assessment of executive compensation levels, MMA provided information which indicated that, using the Company’s identified peer group, executive cash compensation was slightly below the 50th percentile.
During its review of base salaries for executives and other key employees, the Compensation Committee primarily considered:

•	market data provided by MMA and publicly available industry surveys to ensure competitive compensation;

•	compensation data for public companies of a similar market capitalization, size and stage of clinical development;

•	individual performance of the executive for the prior year, including achievements and overall contribution to the Company’s growth and business success; and

•	internal review of the executive’s overall compensation relative to other executives at a similar level.
The Compensation Committee considers these factors in the aggregate, without assigning weight to any specific factor, and not every factor was considered for each executive officer.

Salary levels are typically considered annually as part of our performance review process as well as upon promotion or other changes in job responsibilities. Merit increases are awarded based on the Compensation Committee’s subjective overall review of an executive’s performance of his or her job responsibilities. In addition, base salaries are reviewed annually to assure comparability with market practices. Market adjustments generally are reserved for those employees whose base salaries fall below market. In the evaluation of performance for 2017, the Compensation Committee approved an increase of 3% in the base salaries for Dr. Tidmarsh, Dr. Chawla, Mr. Mulroy, Ms. Carver and Mr. Rolke. Ms. Carver and Mr. Rolke also received an additional salary adjustment of 6% and 3%, respectively. These increases were effective commencing with the first pay period in 2018.

Annual Incentive Bonus

The annual incentive bonus for the Named Executive Officers is determined based on corporate performance and also individual achievements and performance, as warranted. The Compensation Committee, consistent with the overall corporate philosophy of keeping cash compensation for executives at or near the 50th percentile when compared to executives with similar roles at similar organizations, reviewed the target bonus potential payout for the Named Executive Officers together with other generally available market comparative data. The target bonus is set at an incentive level based on the executive’s accountability and potential impact on the Company’s performance. Accordingly, the more control and accountability that an executive has over the Company’s performance, the greater the percentage of that executive’s total compensation is dependent on annual incentive bonus. The targeted annual incentive bonus payout for 2017 was 60% of base salary for Dr. Tidmarsh and 40% of base salary for each of Dr. Chawla, Mr. Mulroy, Ms. Carver and Mr. Rolke. Based on individual achievement and performance in 2017, Ms. Carver’s target bonus percentage was increased from 40% to 47%. In determining the annual incentive bonus opportunity for executives, the executive’s annual base salary is multiplied by his or her target bonus percentage. The resulting amount is then multiplied by the corporate performance percentage approved by the Compensation Committee, which is dependent on the achievement of corporate performance goals, and also potentially adjusted upwards or downwards for individual executives based on their individual contribution toward the corporate results during the relevant year. For 2017, the Compensation Committee determined that our Named Executive Officers achieved 125% of their corporate performance goals and individual contribution toward the corporate results. Key factors in determining the 2017 level of achievement included the early U.S. Food and Drug Administration (the “FDA”) approval of GIAPREZA, initiation of a pivotal phase 2 study of LJPC-401 for the treatment of beta thalassemia patients suffering from iron overload and the initiation of a phase 2 study for LJPC-401in patients with hereditary hemochromatosis. Annual incentive bonus payouts made to the Named Executive Officers for their performance in 2017 are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” below.

For annual incentive bonuses for our executive officers, in any given year, a minimum overall goal achievement of greater than or equal to 50% is required for an executive officer to earn any annual incentive bonus. The target bonus can be earned if a goal achievement of 100% is obtained; for extraordinary performance in corporate goal achievement, up to 150% of the target bonus for that goal could be awarded. Accordingly, for the Named Executive Officers, there is the potential to receive up to 150% of their overall bonus target. The Compensation Committee retains broad discretion to modify our target goals at any time, including the methodology for calculating the specific bonus amounts. The Compensation Committee may also, in its sole discretion, determine to either increase annual incentive bonus payouts for extraordinary achievement or to reduce payout if economic and business conditions warrant.

Equity Awards

The executive equity award program is designed to promote high performance and achievement of corporate goals by employees on a long-term basis, encourage the growth of shareholder value and allow employees to participate in the long-term success of the Company. As of December 31, 2017, the Company had approximately 200 employees and 4 non-employee directors who were eligible to receive equity awards. Under the Company’s 2013 Equity Incentive Plan, the Board (or a committee thereof, including the Compensation Committee) may grant stock options, shares of stock, restricted stock units, stock appreciation rights and performance awards. In granting these awards, the Board (or a committee thereof, including the Compensation Committee) may establish any conditions or restrictions it deems appropriate.

The Company has granted equity awards to our executive officers and other employees in the form of stock options. These stock options will provide compensation only to the extent that the Company’s stock price appreciates over that time. The Compensation Committee has provided executive officers with an equity stake in the business, which we believe aligns the long-term interests of the management team with our shareholders. Because a financial gain from stock options is only possible if the price of the Company’s common stock has increased, the Company believes that option grants motivate our executives and other employees to deliver superior performance and focus on behaviors and initiatives that lead to long-term value creation, which benefits all of the Company’s shareholders. The Company typically grants time-based vesting stock options, but has also granted performance-based stock options to our Chief Executive Officer and certain other executives on occasion.

Stock option award levels are based on option grant guidelines approved by the Board or the Compensation Committee and vary among employees based on their level within the Company and their individual performance. Annual awards of stock options to executives are made as part of the annual review of executive performance, which typically occurs around year end. Newly hired or promoted executives receive their award of stock options on their date of hire or promotion, respectively, or at the next regularly scheduled Compensation Committee or Board meeting following their hire or promotion date. The Compensation Committee targets stock option award levels for executives, including the Chief Executive Officer, at or near the 75th percentile of long-term incentive awards of executives with similar roles at similar organizations, based on broad comparative data. The resulting amount is then multiplied by the corporate performance percentage approved by the Compensation Committee, which is dependent on the achievement of corporate performance goals, and also potentially adjusted upwards or downwards for individual executives based on their individual contribution toward the corporate results during the year and prorated for their time employed during 2017. The Compensation Committee, in line with the Company’s philosophy to encourage long-term value creation, elected to emphasize the equity portion of each executive’s overall total compensation. The grant of options by the Company is unrelated to any anticipated major announcements made by the Company and, therefore, is not influenced by any material, non-public information that may exist at the time of grant.

Following an annual review of compensation, as well as individual and corporate performance that was completed in early December 2017, Dr. Tidmarsh, Dr. Chawla, Mr. Mulroy, Ms. Carver and Mr. Rolke were each granted an option to purchase up to 183,000, 49,000, 49,000, 49,000 and 49,000 shares, respectively, of common stock at a price equal to the fair market value of the common stock on the grant date, which was December 11, 2017. Later in December, the Company received news from the FDA that their New Drug Application for GIAPREZA was approved two months ahead of its Prescription Drug User Fee Act date. Based on this new information the Compensation Committee awarded Dr. Tidmarsh, Dr. Chawla, Mr. Mulroy, Ms. Carver and Mr. Rolke each an additional option to purchase up to 25,000, 6,700, 6,700, 6,700 and 6,700 shares, respectively, of common stock at a price equal to the fair market value of the common stock on the grant date, which was December 27, 2017. These stock options vest and become exercisable with respect to 25% of the underlying shares on the one-

year anniversary of the grant date, and the remaining shares vest and become exercisable ratably on a monthly basis over the next three years, such that these options are fully vested and exercisable on the fourth anniversary of the grant date, subject to the recipient’s continued service with the Company through each such vesting date. These options were granted and governed in all respects under the Company’s 2013 Equity Incentive Plan.

Employee Benefit Program

We have not historically provided special benefits or perquisites to our Named Executive Officers and did not do so in 2017. The Named Executive Officers are eligible to participate in all of the Company’s health, welfare, paid time-off and retirement savings benefit programs on the same terms as are available to other employees. These benefit programs are designed to enable the Company to attract and retain its workforce in a competitive marketplace. Health, welfare and paid time-off benefits ensure that the Company has a productive and focused workforce through reliable and competitive health and other benefits. The retirement savings plan helps employees save and prepare financially for retirement.

The Company’s retirement savings plan (the “401(k) Plan”) is a tax-qualified retirement savings plan, pursuant to which all employees, including the Named Executive Officers, are able to contribute the lesser of 50% of their annual compensation (as defined) or the limit prescribed by the Internal Revenue Service to the 401(k) Plan on a before-tax basis. The Company matches employee contributions to the 401(k) Plan based on each participant’s contribution during the plan year, up to 3.5% of each participant’s annual compensation.

Employment and Separation Arrangements

From time to time, we have provided executive officers with certain termination and change in control benefits. Where implemented, the Compensation Committee or Board has approved such termination and change in control benefits in order to maintain market-competitive compensation practices and to mitigate some of the risk that exists for executives working in a biopharmaceutical company at our current stage of development and where the possibility exists that we may be acquired if our business efforts succeed. These arrangements are intended to retain highly skilled executives who have, or who may seek, alternatives that may appear to them to be less risky in terms of the potential loss of their position following a merger or sale, particularly where the services of these executive officers may not be required by the acquirer.

A summary of the terms of the arrangements we have with our Named Executive Officers and the potential value of payments on termination or change in control is provided below under the captions “Employment and Separation Agreements” and “Potential Payments on Termination or Change in Control.”

Competitive Market Review

In 2017, the Compensation Committee retained MMA to assist the committee in identifying a selected peer group of companies within the biotechnology/biopharmaceutical industry and with similar identified characteristics to our Company to be used to assess compensation levels for the top senior management positions. MMA was involved with the process of selecting an appropriate peer group for our Company and collecting and analyzing compensation data of the companies within our peer group. In addition, for some positions, we reviewed other broader market surveys within our industry. While we do not establish compensation levels based solely on comparative data, pay practices at other companies are an important factor that is considered in assessing the reasonableness of compensation and ensuring that our compensation practices are competitive in the marketplace. In compiling the peer group for 2017, the factors that were identified as providing well-defined comparatives to the Company were market capitalization ($600 million to $1.5 billion), current stage of clinical development or business activity (product(s) in Phase 3 studies and/or close to potential commercialization) and number of employees (< 300). While the Compensation Committee reviewed compensation data pertaining to these companies, it determined that elements such as the Company’s diversity of clinical development activities and the level of executive experience should be significant factors in assessing compensation levels, and certain factors such as number of employees or market capitalization might allow for easy categorization, but were not necessarily the most significant factors in determining the relative need by the Company to recruit highly skilled executives. The 21 companies in the peer group identified by MMA for 2017 are listed below.

Acceleron Pharma Inc.	Akebia Therapeutics, Inc.
Cytokinetics, Incorporated	Dynavax Technologies Corporation
Enanta Pharmaceuticals, Inc.	Epizyme, Inc.
Esperion Therapeutics, Inc.	Flexion Therapeutics, Inc.
Heron Therapeutics, Inc.	Ignyta, Inc.
Insmed Incorporated	Keryx Biopharmaceuticals, Inc.
Momenta Pharmaceuticals, Inc.	Omeros Corporation
Revance Therapeutics, Inc.	Sangamo Therapeutics, Inc.
Synergy Pharmaceuticals Inc.	TG Therapeutics, Inc.
Vanda Pharmaceuticals Inc.	Xencor, Inc.
Ziopharm Oncology, Inc.

Tax Considerations

In making compensation decisions affecting our executive officers, the Board or the Compensation Committee may, among other considerations, also give consideration to our ability to deduct, under applicable federal corporate income tax laws, compensation payments made to executives.

Minimum Stock Ownership Requirements

There are no minimum stock ownership guidelines for our executives or employees, although senior members of our management team are encouraged, and expected, to have a significant direct interest in the value of our common stock through the receipt of equity awards and/or open market purchases, as the case may be. We strive to design our compensation program to stress long-term ownership in Company equity as the means of best aligning the interests of our executives with those of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee have ever been an employee or officer of the Company. In that year, none of our executive officers served as a director or a member of the Compensation Committee of another entity where such entity’s executive officers served as a director or a member of our Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on this review and discussion, the Compensation Committee recommended that the foregoing Compensation Discussion and Analysis be included in this amendment to the Annual Report on Form 10-K.

Submitted by the Compensation Committee

Craig A. Johnson, Chairman
Laura L. Douglass

Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by or paid to each of the Named Executive Officers for services rendered to us for the years ended December 31, 2017, 2016 and 2015 (or such shorter period of time that the officers below served in the capacity of a Named Executive Officer).

Name and Principal Position	Year	Salary	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
George F. Tidmarsh, M.D., Ph.D.	2017	$571,000	$5,433,528	$428,000	$18,115	$6,450,643
President, Chief Executive Officer and Secretary	2016	$557,000	$3,827,488	$251,000	$18,148	$4,653,636
	2015	$525,000	$14,871,700	$223,000	$18,228	$15,637,928
Lakhmir S. Chawla, M.D.	2017	$431,000	$1,455,057	$216,000	$73,497	$2,175,554
Chief Medical Officer(4)	2016	$411,500	$1,142,585	$132,000	$40,938	$1,727,023
	2015	$190,000	$5,190,689	$119,000	$52,588	$5,552,277
Dennis M. Mulroy	2017	$359,000	$1,455,057	$180,000	$19,979	$2,014,036
Chief Financial Officer(5)	2016	$340,000	$1,142,714	$110,000	$17,984	$1,610,698
	2015	$236,513	$2,172,844	$72,000	$9,376	$2,490,733
Jennifer A. Carver	2017	$370,000	$1,455,057	$216,000	$51,159	$2,092,216
Chief Operating Officer(6)	2016	$320,000	$1,142,714	$107,000	$55,381	$1,625,095
James M. Rolke	2017	$350,000	$1,455,057	$175,000	$16,613	$1,996,670
Chief Scientific Officer(7)

1.
This column represents the net aggregate grant-date fair value, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718, for all stock options granted. The 2017 Options Awards include options awarded in December 2017 for 2017 performance. The 2016 Options Awards include options awarded in January 2017 for 2016 performance. The 2015 Options Awards, include options awarded in February 2015 for 2014 performance, options awarded in December 2015 for 2015 performance, new hire options awarded in 2015 and other options awarded in 2015. The assumptions used in calculating the fair value of the stock options can be found under Note 6 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. These amounts reflect the net aggregate grant-date fair value for these stock options and do not correspond to the actual value that will be realized by the Named Executive Officer.

2.	The amounts listed represent cash awards earned for the year under the Company’s annual incentive bonus program.

3.
The amounts in the column represent the Company’s contribution to the 401(k) plan and life issuance premiums paid by the Company for the Named Executive Officers. In 2017, Dr. Chawla received a housing allowance in the amount of $60,000, and Ms. Carver received $31,123 for travel and housing expenses. In 2016, Dr. Chawla received a housing allowance in the amount of $25,000 and Ms. Carver received $44,794 for travel and housing expenses. In 2015, Dr. Chawla received relocation expenses covered by the Company in the amount of $47,500.

4.	Dr. Chawla joined the Company in July 2015 with an initial annual salary of $380,000.

5.	Mr. Mulroy joined the Company in April 2015 with an initial annual salary of $320,000.

6.	Ms. Carver became a Named Executive Officer of the Company in January 2016 with an initial annual salary of $300,000.

7.	Mr. Rolke became a Named Executive Officer of the Company in January 2017.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are required to disclose the ratio of our median employee’s annual total compensation to the annual total compensation of our Chief Executive Officer (the “CEO Pay Ratio”). Annual total compensation consists of base salary, incentive bonuses, grant-date fair value of equity awards and all other compensation earned. For the year ended December 31, 2017:

•	the annual total compensation of the median employee was $382,505

•	the annual total compensation of George F. Tidmarsh, M.D., Ph.D, our Chief Executive Officer, was $6,450,643

The CEO Pay Ratio was 17 to 1. In accordance with Item 402(u) of Regulation S-K, we identified the median employee by listing all employees as of December 31, 2017. Employees on leave-of-absence were excluded from the list, and salaries and bonuses were annualized for those employees that were not employed for the full year of 2017. The median amount was selected from the annualized list. For simplicity, the value of the Company's contribution to the 401(k) plan, life insurance premiums paid by the Company and medical benefits provided were excluded, as all employees including the Chief Executive Officer are offered the same benefits.

The aggregate grant-date fair value of stock options was computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718 for all stock options granted. The assumptions used in calculating the fair value of the stock options granted are disclosed in Note 6 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. These amounts reflect the net aggregate grant-date fair value for these stock options and do not correspond to the actual value that will be realized by the median employee or the Chief Executive Officer.

The CEO Pay Ratio of the companies in our peer group as disclosed for the most recent fiscal year are set forth in the table below. The average CEO Pay Ratio for our peer group listed below is 18:1.

Peer Company	Reported CEO Pay Ratio
Momenta Pharmaceuticals, Inc.	30:1
Xencor, Inc.	28:1
Dynavax Technologies Corporation	23:1
Vanda Pharmaceuticals Inc.	21:1
Insmed Incorporated	19:1
Synergy Pharmaceuticals Inc.	18:1
La Jolla Pharmaceutical Company	17:1
Cytokinetics, Incorporated	16:1
Heron Therapeutics, Inc.	13:1
Esperion Therapeutics, Inc.	12:1
Sangamo Therapeutics, Inc.	11:1
Acceleron Pharma Inc.	8:1

Grants of Plan-Based Awards Table

The following table sets forth certain information regarding grants of plan-based awards for performance during 2017.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards(2)
George F. Tidmarsh, M.D., Ph.D.	12/11/2017	183,000	$28.10	$4,693,099
	12/27/2017	25,000	$32.47	$740,429
Lakhmir S. Chawla, M.D.	12/11/2017	49,000	$28.10	$1,256,622
	12/27/2017	6,700	$28.10	$198,435
Dennis M. Mulroy	12/11/2017	49,000	$28.10	$1,256,622
	12/27/2017	6,700	$32.47	$198,435
Jennifer A. Carver	12/11/2017	49,000	$28.10	$1,256,622
	12/27/2017	6,700	$32.47	$198,435
James M. Rolke	12/11/2017	49,000	$28.10	$1,256,622
	12/27/2017	6,700	$32.47	$198,435

1.
Stock options were awarded on January 4, 2017 for 2016 performance. As these stock options were previously disclosed in the Definitive Proxy Statement on Schedule 14A filed on July 31, 2017, they have been excluded from this table.

2.
This column reflects the aggregate grant-date fair value of stock options granted in 2017 and calculated in accordance with FASB ASC Topic 718. The assumptions used in calculating the fair value of the stock options can be found under Note 6 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017.

Outstanding Equity Awards at 2017 Year-End

The following table presents, for each of the Named Executive Officers, information regarding outstanding stock options as of December 31, 2017.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date(1)
George F. Tidmarsh, M.D., Ph.D.	158,376		22,624	(2)	$10.84	4/3/2024
	206,250		93,750	(2)	$19.69	2/23/2025
	30,000	(3)	—		$35.58	8/31/2025
	144,500		144,500	(4)	$28.24	12/21/2025
	—		214,700	(4)	$19.19	1/4/2027
	—		183,000	(4)	$28.10	12/11/2027
	—		25,000	(4)	$32.47	12/27/2027
Lakhmir S. Chawla, M.D.	56,250		3,750	(5)	$17.34	2/6/2025
	35,000		25,000	(6)	$35.58	8/31/2025
	30,000	(3)	—		$35.58	8/31/2025
	29,350		29,350	(4)	$28.24	12/21/2025
	—		64,100	(4)	$19.19	1/4/2027
	—		49,000	(4)	$28.10	12/11/2027
	—		6,700	(4)	$32.47	12/27/2027
Dennis M. Mulroy	40,000		20,000	(4)	$18.23	4/6/2025
	20,750		20,750	(4)	$28.24	12/21/2025
	—		64,100	(4)	$19.19	1/4/2027
	—		49,000	(4)	$28.10	12/11/2027
	—		6,700	(4)	$32.47	12/27/2027
Jennifer A. Carver	16,875		1,125	(2)	$7.26	2/7/2024
	8,750		1,250	(2)	$7.69	5/22/2024
	9,250		2,750	(4)	$19.80	1/9/2025
	16,654		6,846	(4)	$19.69	2/23/2025
	15,000	(3)	—		$35.58	8/31/2025
	25,500		25,500	(4)	$28.24	12/21/2025
	—		64,100	(4)	$19.19	1/4/2027
	—		49,000	(4)	$28.10	12/11/2027
	—		6,700	(4)	$32.47	12/27/2027
James M. Rolke	19,076		2,724	(2)	$10.84	4/3/2024
	16,654		6,846	(4)	$19.69	2/23/2025
	17,000		17,000	(4)	$28.24	12/21/2025
	—		64,100	(4)	$19.19	1/4/2027
	—		49,000	(4)	$28.10	12/11/2027
	—		6,700	(4)	$32.47	12/27/2027

1.	All stock options expire ten years from the grant date.

2.
The stock option vests and becomes exercisable with respect to 25% of the underlying shares on the one-year anniversary of the grant date and then vests and becomes exercisable ratably on a quarterly basis over the next three years.

3.	These awards consist of performance-based stock options.

4.
The stock option vests and becomes exercisable with respect to 25% of the underlying shares on the one-year anniversary of the grant date and then vests and becomes exercisable ratably on a monthly basis over the next three years.

5.
The stock option vests and becomes exercisable with respect to 25% of the underlying shares on the grant date and then vests and becomes exercisable ratably on a quarterly basis over the next three years.

6.	The stock option vests and becomes exercisable with respect to the underlying shares ratably on a monthly basis over four years from the grant date.

Stock Vested

Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
George F. Tidmarsh, M.D., Ph.D.	542,679	11,629,611
Lakhmir S. Chawla, M.D.	—	—
Dennis M. Mulroy	—	—
Jennifer A. Carver	—	—
James M. Rolke	—	—

Pension Benefits

We do not maintain any pension benefits.

Non-qualified Defined Contribution and Other Non-qualified Deferred Compensation Plans

We do not maintain a non-qualified defined contribution or other non-qualified deferred compensation plan.

Potential Payments on Termination or Change in Control

The following table sets forth information regarding potential payments that would have been made to our Named Executive Officers upon various termination or change-in-control events, assuming such events occurred as of December 31, 2017. Because none of our Named Executive Officers have employment agreements that provide for severance or benefit continuation payments on a termination without cause or a resignation for good reason or change of control, no such potential payments are reported in the table below.

Name	Without Cause or With Good Reason	Without Cause or With Good Reason Within Three Months Before or 12 Months After a Change in Control (in thousands)
George F. Tidmarsh, M.D., Ph.D.
Severance(1)	$—	$—
Benefit continuation	—	—
Accelerated vesting of stock options(2)	—	5,759
Total	$—	$5,759
Lakhmir S. Chawla, M.D.
Severance(1)	$—	$—
Benefit continuation	—	—
Accelerated vesting of stock options(2)	—	1,204
Total	$—	$1,204
Dennis M. Mulroy
Severance(1)	$—	$—
Benefit continuation	—	—
Accelerated vesting of stock options(2)	—	1,393
Total	$—	$1,393
Jennifer A. Carver
Severance(1)	$—	$—
Benefit continuation	—	—
Accelerated vesting of stock options(2)	—	1,311
Total	$—	$1,311
James M. Rolke
Severance(1)	$—	$—
Benefit continuation	—	—
Accelerated vesting of stock options(2)	—	1,243
Total	$—	$1,243

1.
The executive officers’ employment offer letters do not provide for severance benefits upon termination, with or without a change of control. However, pursuant to the terms of the stock options, the executive officers are entitled to accelerated vesting of their equity awards in certain circumstances, as set forth in this table.

2.
Represents the value of “in-the-money,” unvested equity awards that would have accelerated if the Named Executive Officers were terminated as a result of a change of control on December 31, 2017, based on the closing price of our common stock of $32.18 on the last trading day of 2017, which was December 29, 2017.

Director Compensation

Retainers and Fees for 2017. Directors who are also our employees receive no extra compensation for their service on the Board. In 2017, our non-employee directors received an annual fee of $60,000, which is paid quarterly. The Chairman of the Board, Mr. Tang, has elected to waive all cash compensation for his service as a director.

Option Grants for 2017. Each of our non-employee directors is eligible to receive, upon becoming a non-employee director, a one-time grant of a non-qualified stock option under the Company’s 2013 Equity Incentive Plan in an amount to be determined by the Board at an exercise price equal to the fair market value of a share of common stock on the grant date. These non-employee director options have a term of 10 years and vest with respect to one-third of the underlying shares on the one-year anniversary of the grant and with respect to the remainder of the underlying shares on a quarterly basis for two years thereafter. Each non-employee director receives an additional grant annually of a non-qualified stock option in an amount to be determined by the Board. These non-employee director options have a term of 10 years and vest fully on the one-year anniversary of the grant date. The exercise price for these additional non-employee director options is the fair market value of our common stock on the grant date. All outstanding non-employee director options vest in full immediately prior to any change in control. Each non-employee director is also eligible to receive additional options under the Company’s 2013 Equity Incentive Plan at the discretion of the Board. These options vest and become exercisable pursuant to the Company’s 2013 Equity Incentive Plan and the terms of the option grant.

The table below sets forth the total compensation paid to our non-employee directors for 2017.

Name	Fees Earned or Paid in Cash	Option Awards(2)	Total
Kevin C. Tang(1)	—	$217,635	$217,635
Laura L. Douglass	$60,000	$217,635	$277,635
Craig A. Johnson	$60,000	$217,635	$277,635
Robert H. Rosen	$60,000	$217,635	$277,635

1.	Mr. Tang has elected to waive all cash compensation for his service as a director.

2.
This column reflects the aggregate grant-date fair value of stock options granted in 2017 and calculated in accordance with FASB ASC Topic 718. The amounts do not include options awarded in January 2017 relating to 2016 services. On January 4, 2017, each non-employee director was awarded an option to purchase up to 10,000 shares of common stock at $19.19 per share, a price per share equal to the fair value of the common stock on the grant date. This column includes the options awarded in December 2017 relating to 2017 services. In December 2017, each non-employee director was awarded an option to purchase up to 10,000 shares of common stock at $28.10 per share, a price per share equal to the fair value of the common stock on the grant date.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 with respect to shares of our common stock that may be issued under our equity compensation plan.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	5,977,302	(1)	$24.25	1,875,732
Equity compensation plans not approved by security holders	60,000		$18.23	—
Total	6,037,302		$24.19	1,875,732

1.	Outstanding options to purchase shares of our common stock under the Company’s 2013 Equity Incentive Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2018, based on information available to us and filings with the SEC by:

•	Each of our directors;

•	Each of our Named Executive Officers;

•	All of our current directors and executive officers as a group; and

•	Each persons or group of affiliated persons known by us to be a beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, shares of common stock issuable under stock options that are exercisable within 60 days of March 31, 2018 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each shareholder named in the following table possesses sole voting and investment power over his, her or its shares of common stock, except for those jointly owned with that person’s spouse. Percentage of beneficial ownership of common stock is based on 26,154,439 shares of common stock outstanding as of March 31, 2018. Unless otherwise noted below, the address of each person listed on the table is c/o 4550 Towne Centre Court, San Diego, California 92121.

Name and Address	Shares of Common Stock Owned(1)	Shares with Right to Acquire Within 60 Days	Total Beneficial Ownership	Percentage of Common Stock
Greater than 5% Shareholders
Tang Capital Partners, LP(2)	4,138,893	—	4,138,893	15.82%
Perceptive Advisors LLC(3)	4,088,611	—	4,088,611	15.63%
FMR LLC(4)	3,321,786	—	3,321,786	12.70%
Jennison Associates LLC(6)	2,820,482	—	2,820,482	10.78%
Prudential Financial, Inc.(5)	2,407,371	—	2,407,371	9.20%
Consonance Capital Management LP(7)	2,034,685	—	2,034,685	7.78%
RTW Investments, LLC(8)	1,063,170	263,029	1,326,199	5.02%

Directors and Executive Officers
Kevin C. Tang(2)	4,138,893	48,000	4,186,893	15.98%
George F. Tidmarsh, M.D., Ph.D.	1,302,686	700,921	2,003,607	7.46%
Lakhmir S. Chawla, M.D.	2,085	186,832	188,917	*
Laura L. Douglass	—	57,000	57,000	*
Craig A. Johnson	—	67,000	67,000	*
Robert H. Rosen	—	48,000	48,000	*
Dennis M. Mulroy	500	92,690	93,190	*
Jennifer A. Carver	5,500	124,779	130,279	*
James M. Rolke	73,328	82,808	156,136	*
All Directors and Executive Officers as a group	5,522,992	1,408,030	6,931,022	25.15%

* Represents beneficial ownership of less than one percent.

1.
Shares of common stock owned are based on the Company’s review of Statement of Beneficial Ownership Filings on Schedules 13D, 13D/A, 13G and 13G/A, Form 4s filed since those schedules; and include any shares purchased as part of the common stock offering in March 2018. Shares of common stock owned can vary since the date of such filings.

2.
Based on a Schedule 13D/A filed with the SEC on March 20, 2018. The Schedule 13D/A was jointly filed by Tang Capital Partners, LP, Tang Capital Management, LLC and Kevin C. Tang. Tang Capital Partners, LP shares voting and dispositive power over such shares with Tang Capital Management, LLC and Kevin Tang. The shares of common stock owned and beneficially owned by Mr. Tang include shares of common stock owned by Tang Capital Partners, LP and other shares of common stock for which Mr. Tang shares voting and/or dispositive power. Mr. Tang has sole voting and dispositive power over 48,000 shares underlying stock options exercisable within 60 days of March 31, 2018. The beneficial ownership for Tang Capital Partners, LP and Mr. Tang excludes approximately 6,067,784 shares of common stock that are potentially issuable on conversion of shares of the Company’s Series C-1[2] Convertible

Preferred Stock. Mr. Tang’s beneficial ownership excludes an additional approximately 270,716 shares of common stock that are potentially issuable on conversion of shares of the Company’s Series C-12 Convertible Preferred Stock. The shares of Series C-12 Convertible Preferred Stock have a limit on the ability of the holder to convert, to the extent that the holder would beneficially own greater than 9.999% of the Company’s common stock following such conversion, provided that the holder has the ability to waive, increase or decrease this limitation on conversion on providing the Company with 61 days of prior written notice. The address of the foregoing entities and person is 4747 Executive Drive, Suite 510, San Diego, CA 92121. Mr. Tang is the Chairman of the Board.

3.
Based on a Schedule 13G filed with the SEC on December 18, 2017. The Schedule 13G was filed jointly by Perceptive Advisors LLC, Joseph Edelman and Perceptive Life Sciences Master Fund, Ltd. Perceptive Advisors LLC reports it has no sole voting power and has sole dispositive power with respect to 3,388,611 shares. The address of the forgoing entities and persons is 51 Astor Place, 10th Floor, New York, NY 10003.

4.
Based on a Schedule 13G/A filed with the SEC on February 13, 2018. The Schedule 13G/A was filed jointly by FMR LLC, Abigail P. Johnson and Select Biotechnology Portfolio. FMR LLC reports it has no sole voting power and has sole dispositive power with respect to 3,321,786 shares. The address of the entities and persons is 245 Summer Street, Boston, MA 02210.

5.
Based on a Schedule 13G/A filed with the SEC on January 16, 2018. The Schedule 13G/A was filed jointly by The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Jennison Associates LLC, PGIM, Inc. and Quantitative Management Associates LLC. FMR LLC reports it has 8,759 in shared sole voting power and shared sole dispositive power with respect to 2,407,371 shares. The address of the entities and persons is 751 Broad Street Newark, New Jersey 07102-3777.

6.
Based on a Schedule 13G filed with the SEC on February 5, 2018. Jennison Associates LLC reports it has sole voting power and has no sole dispositive power with respect to 2,220,482 shares. The address of the entities and persons is 466 Lexington Avenue, New York, NY 10017.

7.
Based on a Schedule 13G filed with the SEC on February 14, 2018. The Schedule 13G was filed jointly by Consonance Capital Management LP, Consonance Capital Opportunity Fund Management LP, Mitchell Blutt and Consonance Capman GP LLC. Consonance Capital Management LP share voting and dispositive power over such shares. The address of the entities and persons is 1370 Avenue of the Americas, Floor 33, New York, NY 10019.

8.
Based on a Schedule 13G filed with the SEC on February 14, 2018. The Schedule 13G was jointly filed by RTW Investments, LP, RTW Master Fund, Ltd. and Roderick Wong. RTW Investments, LP share voting and dispositive power over such shares. The beneficial ownership for RTW Investments, LLC includes approximately 263,029 shares of common stock that are potentially issuable on conversion of shares of the Company’s Series C-1[2] Convertible Preferred Stock. The address of the foregoing entities and person is 250 West 55th Street, 16th Floor, Suite A, New York, NY 10019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Pursuant to our Code of Ethics, our executive officers, directors and employees must disclose transactions involving actual or apparent conflicts of interest, such as related-party transactions, to the Chairperson of the Audit Committee. Additionally, the Audit Committee is responsible for review and approval of all related-party transactions in which any officer, director or shareholder has a direct or indirect interest and would be required to be disclosed under Item 404(a) of Regulation S-K, and has written policies and procedures for reviewing, approving or ratifying any transaction required to be reported under Item 404(a) of Regulation S-K. In reviewing related-party transactions, the Audit Committee evaluates any transaction in which a “related person” (as defined in Item 404(a) of Regulation S-K) was, or is to be, a participant and the amount involved exceeds $120,000, and in which the related person had, or will have, a direct or indirect material interest. The Audit Committee also will consider whether the proposed terms are at least as favorable to the Company as could be obtained from unaffiliated third parties and will confirm that there is a bona fide business purpose for the transaction.

During the year ended December 31, 2017, there were no transactions between the Company and any “related person” where the amount involved exceeded $120,000, other than compensation arrangements described elsewhere in this proxy statement.

Item 14. Principal Accountant Fees and Services.

The following table presents the fees for services provided by Squar Milner LLP (“Squar Milner”), the Company’s registered independent public accounting firm, during the years ended December 31, 2017 and 2016:

	2017	2016
Audit Fees	$145,471	$141,068
Audit-related Fees	35,776	10,260
Tax Fees	—	13,083
Total	$181,247	$164,411

Audit Fees. The fees identified under this caption were for professional services rendered by Squar Milner for the annual audit of our consolidated financial statements and internal control over financial reporting. The fees identified under this caption also include fees for professional services rendered by Squar Milner for the review of the condensed consolidated financial statements included in our quarterly reports on Form 10-Q.

Audit-related Fees. Audit-related fees consist of fees paid to Squar Milner in connection with their consents on the Company’s registration statements on Forms S-3 and S-8.

Tax Fees. Tax fees consist principally of assistance related to tax compliance and reporting.

Pre-approval Policy. Our Audit Committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm for 2017 and 2016 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.	Consolidated Financial Statements: The consolidated financial statements of La Jolla Pharmaceutical Company are included in the Original Filing.

2.
Financial Statement Schedule:  The other financial statement schedules have been omitted because they are either not required, not applicable or the information is otherwise included in the Original Filing.

3.
Exhibits: The exhibits listed in the Original Filing are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit has been identified. A list of the exhibits filed with this Amendment is provided below.

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

La Jolla Pharmaceutical Company

Date:	April 30, 2018	/s/ George F. Tidmarsh
George F. Tidmarsh, M.D., Ph.D.
President, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ George F. Tidmarsh	President and Chief Executive Officer (Principal Executive Officer)	April 30, 2018
George F. Tidmarsh, M.D., Ph.D.

/s/ Dennis M. Mulroy	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2018
Dennis M. Mulroy

*	Director, Chairman of the Board	April 30, 2018
Kevin C. Tang

*	Director	April 30, 2018
Laura L. Douglass

*	Director	April 30, 2018
Craig A. Johnson

*	Director	April 30, 2018
Robert H. Rosen

* By: /s/ Dennis M. Mulroy
Attorney-in-Fact