Form 10-Q
period 2018-06-30
LA JOLLA PHARMACEUTICAL CO
filed 2018-08-08
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of July 27, 2018, La Jolla Pharmaceutical Company had 26,226,201 shares of common stock outstanding.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$241,427	$90,915
Accounts receivable, net	372	—
Inventory	939	—
Prepaid expenses and other current assets	5,282	3,147
Total current assets	248,020	94,062
Property and equipment, net	24,211	24,568
Restricted cash	909	909
Total assets	$273,140	$119,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,069	$11,484
Accrued expenses	6,952	703
Accrued payroll and related expenses	4,618	4,995
Deferred rent, current portion	1,370	1,370
Total current liabilities	19,009	18,552
Deferred rent, less current portion	14,161	12,785
Deferred royalty obligation, net	124,303	—
Total liabilities	157,473	31,337
Shareholders’ equity:
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 26,218,522 and 22,167,529 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3	2
Series C-1[2] Convertible Preferred Stock, $0.0001 par value; 11,000 shares authorized, 3,906 shares issued and outstanding at June 30, 2018 and December 31, 2017; and liquidation preference of $3,906 at June 30, 2018 and December 31, 2017	3,906	3,906
Series F Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized, 2,737 shares issued and outstanding at June 30, 2018 and December 31, 2017; and liquidation preference of $2,737 at June 30, 2018 and December 31, 2017	2,737	2,737
Additional paid-in capital	933,841	803,071
Accumulated deficit	(824,820)	(721,514)
Total shareholders’ equity	115,667	88,202
Total liabilities and shareholders’ equity	$273,140	$119,539

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Net product sales	$1,593	$—	$2,402	$—
Total revenue	1,593	—	2,402	—
Operating expenses
Cost of product sales	129	—	187	—
Research and development	30,867	20,808	59,296	38,573
Selling, general and administrative	22,164	6,022	45,180	11,525
Total operating expenses	53,160	26,830	104,663	50,098
Loss from operations	(51,567)	(26,830)	(102,261)	(50,098)
Interest (expense) income, net	(1,211)	101	(1,045)	129
Net loss	$(52,778)	$(26,729)	$(103,306)	$(49,969)
Net loss per share, basic and diluted	$(2.02)	$(1.21)	$(4.22)	$(2.46)
Weighted-average common shares outstanding, basic and diluted	26,182	22,123	24,462	20,277

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(103,306)	$(49,969)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	19,246	9,694
Depreciation expense	2,088	581
Loss on disposal of equipment	150	—
Interest expense	1,655	—
Changes in operating assets and liabilities:
Accounts receivable, net	(372)	—
Inventory	(939)	—
Prepaid expenses and other current assets	(2,135)	(270)
Other assets	—	219
Accounts payable	(5,415)	(732)
Accrued expenses	4,608	(541)
Accrued payroll and related expenses	(377)	(214)
Deferred rent	1,376	—
Net cash used for operating activities	(83,421)	(41,232)

Investing activities
Purchase of property and equipment	(1,881)	(2,021)
Net cash used for investing activities	(1,881)	(2,021)

Financing activities
Net proceeds from royalty financing	124,289	—
Net proceeds from the issuance of common stock	109,809	117,480
Proceeds from the exercise of stock options for common stock	1,716	2,074
Net cash provided by financing activities	235,814	119,554

Net increase in cash, cash equivalents and restricted cash	150,512	76,301
Cash, cash equivalents and restricted cash at beginning of period	91,824	65,926
Cash, cash equivalents and restricted cash at end of period	$242,336	$142,227

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$241,427	$141,317
Restricted cash, current portion	—	910
Restricted cash, less current portion	909	—
Total cash, cash equivalents and restricted cash	$242,336	$142,227

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2018

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

As of June 30, 2018, the Company had $241.4 million in cash and cash equivalents, compared to $90.9 million in cash and cash equivalents as of December 31, 2017. Based on the Company’s current operating plans and projections, management believes that available cash and cash equivalents are sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (SEC). The Company was incorporated in 1989 as a Delaware corporation and reincorporated in California in 2012.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of the SEC Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 22, 2018 (the Form 10-K). The accompanying unaudited condensed consolidated financial statements include the accounts of La Jolla Pharmaceutical Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated balance sheet of the Company at June 30, 2018, the condensed consolidated statement of operations for the three and six months ended June 30, 2018 and the condensed consolidated statement of cash flows for the six months ended June 30, 2018.

The preparation of the Company’s unaudited condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s unaudited condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from those estimates. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated balance sheet at December 31, 2017 contained in the Form 10-K.

Summary of Significant Accounting Policies

During the three and six months ended June 30, 2018, there have been no changes to the Company’s significant accounting policies as described in the Form 10-K, except as described below.

Accounts Receivable

Accounts receivable are recorded net of customers’ allowances for prompt-pay discounts, chargebacks and doubtful accounts. Allowances for prompt-pay discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. At June 30, 2018, the Company did not have any allowances for doubtful accounts.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value on a first-in, first-out (FIFO) basis. The Company periodically analyzes its inventory levels and writes down inventory as cost of product sales when: inventory has become obsolete; inventory has a cost basis in excess of its estimated net realizable value; or inventory quantities are in excess of expected sales. As of June 30, 2018, the Company had $0.9 million of inventory, which consisted of work in process of $0.2 million and finished goods of $0.7 million.

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

Chargebacks. Chargebacks are discounts the Company provides to distributors in the event that the sales prices to end users are below the distributors’ acquisition price. Chargebacks are estimated based on known chargeback rates and recorded as a reduction of revenue upon delivery to the Company’s customers.

Discounts. The Company offers customers various forms of incentives and consideration, including prompt-pay discounts, service fees and other contract fees. The Company estimates discounts and fees primarily based on contractual terms. These discounts and fees are recorded as a reduction of revenue upon delivery to the Company’s customers.

Returns. The Company offers customers a limited right of return, generally for damaged or expired product. The Company estimates returns based on an internal analysis, which includes actual experience and a review of comparable companies. The estimates for returns are recorded as a reduction of revenue upon delivery to the Company’s customers.

The Company will continue to assess its estimates of variable consideration as it accumulates additional historical data and will adjust these estimates accordingly.

Interest Expense

Interest expense and the amortization of debt issuance costs related to the deferred royalty obligation (see Note 5) are recognized over the expected repayment term of the deferred royalty obligation using the effective interest method. The assumptions used in determining the expected repayment term of the deferred royalty obligation require the Company to make estimates that could impact the effective interest rate. Each reporting period, the Company estimates the expected repayment term of the deferred royalty obligation based on forecasted net product sales of GIAPREZA. Changes in interest expense resulting from changes in the effective interest rate, if any, are recorded on a prospective basis.

Net Loss per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding. Diluted net loss per share is calculated based on the weighted-average number of common shares outstanding plus common stock equivalents. Convertible preferred stock, stock options and warrants are considered common stock equivalents and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Common stock equivalents are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive. As of June 30, 2018 and 2017, there were 14.2 million shares and 11.5 million shares, respectively, of common stock equivalents, which were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In the first quarter of 2018, the Company adopted Accounting Standard Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The standard clarifies the presentation of restricted cash and cash equivalents and requires companies to include restricted cash and cash equivalents in the beginning and ending balances of cash and cash equivalents on the statement of cash flows. The standard also requires additional disclosures to describe the amount and detail of the restriction by balance sheet line item. Accordingly, restricted cash is included as a component of cash, cash equivalents and restricted cash in the unaudited condensed consolidated statement of cash flows for all periods presented, and we have disclosed the amount and detail of the restriction by balance sheet line item.

Not Yet Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting. The standard expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods and services. The provisions of this standard are effective for annual periods beginning after December 15, 2018, and for interim periods within those years. Early adoption is permitted. The Company will adopt the standard in the first quarter of 2019. The Company is currently evaluating the impact of this standard on it consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize right-of-use assets and lease liabilities for most leases. The provisions of this standard are effective for annual periods beginning after December 15, 2018, and for interim periods within those years; early adoption is permitted. The Company will adopt the standard in the first quarter of 2019 using the modified retrospective approach. Although the Company is in the process of evaluating the impact of adoption of the standard on its consolidated financial statements, the Company currently believes the most significant changes will be related to the recognition of a new right-of-use asset and lease liability on the balance sheet for its 10-year operating lease agreement for its corporate headquarters, which commenced October 30, 2017.

3. Balance Sheet Account Details

Cash, Cash Equivalents and Restricted Cash

Restricted cash as of June 30, 2018 and December 31, 2017 represents a standby letter of credit for the Company’s building lease in lieu of a security deposit during the term of such lease. There is a requirement to maintain $0.9 million of cash collateral in an account pledged as security for such letter of credit.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued clinical trials	$1,972	$577
Accrued interest expense	1,641	—
Accrued other	3,339	126
Total accrued expenses	$6,952	$703

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

Stock Option Activity

The Company’s stock option activity under its option plans for the six months ended June 30, 2018 was comprised of the following:

	Shares Underlying Stock Options	Weighted- average Exercise Price per Share
Outstanding at December 31, 2017	6,037,302	$24.19
Granted	886,900	$30.15
Exercised	(97,937)	$17.54
Forfeited	(140,757)	$26.35
Outstanding at June 30, 2018	6,685,508	$25.03

As of June 30, 2018, there were 1,129,589 shares of common stock available for future grants under its option plans, and the Company has reserved an additional 6,685,508 shares of common stock for future issuance upon exercise of all outstanding stock options granted under its option plans.

During the six months ended June 30, 2018, stock options to purchase 97,937 shares of common stock were exercised with an intrinsic value of $1.4 million.

Share-based Compensation Expense

Total share-based compensation expense related to all share-based awards for the three and six months ended June 30, 2018 and 2017 was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development:
Stock options	$5,695	$2,563	$11,081	$5,016
Warrants	6	16	16	33
Research and development share-based compensation expense	5,701	2,579	11,097	5,049
Selling, general and administrative:
Stock options	4,143	1,993	8,149	3,948
Restricted stock	—	—	—	409
Warrants	—	139	—	288
Selling, general and administrative share-based compensation expense	4,143	2,132	8,149	4,645
Total share-based compensation expense	$9,844	$4,711	$19,246	$9,694

As of June 30, 2018, $98.0 million of total unrecognized share-based compensation expense related to unvested stock options remains and is expected to be recognized over a weighted-average period of 3.1 years.

Warrants

As of June 30, 2018, the Company had outstanding warrants to purchase 10,000 shares of common stock. In March 2018, the Company issued 43,056 shares of common stock in a cashless exercise of 83,013 warrants to a third-party warrant holder.

5. Deferred Royalty Obligation

On May 10, 2018, the Company closed a $125.0 million royalty financing agreement (the Royalty Agreement) with HealthCare Royalty Partners (HCR). Under the terms of the Royalty Agreement, the Company received $125.0 million in exchange for tiered royalty payments on worldwide net product sales of GIAPREZA. HCR is entitled to receive royalties on worldwide net product sales of GIAPREZA beginning April 1, 2018. Payments to HCR under the Royalty Agreement start annually at a maximum royalty rate, with step-downs based on the achievement of annual net product sales thresholds. Through December 31, 2021, the royalty rate will be a maximum of 10%. Starting January 1, 2022, the maximum royalty rate may increase by 4% if an agreed-upon, cumulative sales threshold has not been met, and, starting January 1, 2024, the maximum royalty rate may increase by an additional 4% if a different agreed-upon, cumulative sales threshold has not been met. The Royalty Agreement is subject to maximum aggregate royalty payments to HCR of 180% of the $125.0 million to be received by the Company, at which time the payment obligations under the Royalty Agreement would expire. The Royalty Agreement was entered into by the Company’s wholly owned subsidiary, La Jolla Pharma, LLC, and HCR has no recourse under the Royalty Agreement against La Jolla Pharmaceutical Company or any assets other than GIAPREZA.
On receipt of the $125.0 million payment from HCR, the Company recorded a deferred royalty obligation of $125.0 million, net of debt issuance costs of $0.7 million. For both the three and six months ended June 30, 2018, the Company recognized interest expense, including amortization of the debt discount, of $1.7 million. The carrying value of the deferred royalty obligation as of June 30, 2018 was $124.3 million, net of unamortized debt discount of $0.7 million, and was classified as non-current. Accrued interest expense of $1.6 million is included in accrued expenses in the condensed consolidated balance sheet as of June 30, 2018.
In the event of certain material breaches of the Royalty Agreement, HCR would have the right to terminate the Royalty Agreement and demand payment of an amount equal to either $125.0 million, minus aggregate royalties paid to HCR, or $225.0 million, minus aggregate royalties paid to HCR. The Company concluded that certain of these material breaches are embedded derivatives that require bifurcation from the deferred royalty obligation and fair value recognition. The Company determined the fair value of each derivative by assessing the probability of each event occurring, as well as the potential repayment amounts and timing of such repayments that would result under various scenarios. As a result of this assessment, the Company determined that the fair value of the embedded derivatives is immaterial as of June 30, 2018. Each reporting period, the Company estimates the fair value of the embedded derivatives until the features lapse and/or the termination of the Royalty Agreement. Any change in the fair value of the embedded derivatives will be recorded as either a gain or loss on the consolidated statements of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, all references to “we,” “our,” “us,” “La Jolla” and “the Company” refer to La Jolla Pharmaceutical Company, a California corporation, and its subsidiaries, including La Jolla Pharma, LLC, on a consolidated basis.

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

•	Program Overview. This section provides an overview of GIAPREZA and LJPC-401.

•
Critical Accounting Policies and Estimates. This section provides a description of our significant accounting policies, including the critical accounting policies and estimates, which are summarized in Note 2 to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

•
Results of Operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the three and six months ended June 30, 2018 to the results for the three and six months ended June 30, 2017.

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

Program Overview

GIAPREZATM (angiotensin II)

GIAPREZATM (angiotensin II), injection for intravenous infusion, was approved by the FDA on December 21, 2017 as a vasoconstrictor indicated to increase blood pressure in adults with septic or other distributive shock. Angiotensin II is a major bioactive component of the renin-angiotensin-aldosterone system (RAAS). The RAAS is one of three central regulators of blood pressure. In March 2018, we announced the commercial availability of GIAPREZA. GIAPREZA is available in 1 mL single-dose vials, each containing 2.5 mg of angiotensin II (as a sterile liquid) through its authorized specialty distributors.

In August 2018, we announced that the Centers for Medicare & Medicaid Services (CMS) has granted a New Technology Add-on Payment (NTAP) for GIAPREZA. The NTAP program provides additional reimbursement to hospitals beyond the Medicare Severity Diagnosis-Related Group (MS-DRG) reimbursement for specific products that meet strict criteria for the treatment of Medicare patients. The amount of the NTAP is equal to 50% of the amount by which the covered costs exceed the MS-DRG reimbursement, or 50% of the cost of the drug, whichever is less. The NTAP for GIAPREZA is effective for the CMS 2019 fiscal year, which begins on October 1, 2018, and is expected to continue for a period of up to two or three years, after which the MS-DRG payments will be adjusted based on hospital-reported costs and utilization. The NTAP program is only available to new drugs that represent an advance in medical technology that substantially improves, relative to technologies previously available, the treatment of Medicare patients.

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

The GIAPREZA clinical development program included a Phase 3 study of GIAPREZA in adult patients with septic or other distributive shock who remain hypotensive despite fluid and vasopressor therapy, known as the ATHOS-3 (Angiotensin II for the Treatment of High-Output Shock) Phase 3 study. In ATHOS-3, patients were randomized in a 1:1 fashion to receive either: (i) GIAPREZA plus standard-of-care vasopressors; or (ii) placebo plus standard-of-care vasopressors. ATHOS-3 completed enrollment of 344 patients in the fourth quarter of 2016. In February 2017, we reported positive top-line results from ATHOS-3, and, in May 2017, the results of ATHOS-3 were published by The New England Journal of Medicine.

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

Additional analyses from the ATHOS-3 trial have been published:

•
In September 2017, an analysis was presented during the 30th European Society of Intensive Care Medicine Annual Congress, entitled “Baseline angiotensin levels and ACE effects in patients with vasodilatory shock treated with angiotensin II.” The pre-specified analysis showed that a relatively low angiotensin II state (as measured by the ratio of angiotensin I to angiotensin II) predicted increased mortality in patients with vasodilatory shock, suggesting that a low angiotensin II state is a negative prognostic indicator of outcomes. Furthermore, the analysis showed a statistically significant treatment effect of GIAPREZA compared to placebo on mortality in these patients with a relatively low angiotensin II state (relative risk reduction of 36%; HR=0.64; 95% CI: 0.41-1.00; p=0.047).

•
In February 2018, an abstract was presented at the Society of Critical Care Medicine’s (SCCM) 47th Critical Care Congress, entitled “Effect of Disease Severity on Survival in Patients Receiving Angiotensin II for Vasodilatory Shock.” The abstract, which was published in the January Supplement of Critical Care Medicine, includes results from a pre-specified analysis from the ATHOS-3 Phase 3 study of GIAPREZA in patients with high severity of illness, defined as an APACHE II (Acute Physiology and Chronic Health Evaluation II) score > 30 or baseline MAP < 65 mmHg, despite treatment with high-dose vasopressors. The authors presented data showing a lower 28-day mortality rate in patients with baseline APACHE II scores > 30 in the GIAPREZA group versus the placebo group: 28-day mortality was 51.8% (n = 58) for the GIAPREZA group compared to 70.8% (n = 65) for the placebo group (hazard ratio=0.62 [95% CI: 0.39, 0.98; p=0.037]). In patients with a baseline MAP < 65 mmHg, a trend towards improved 28-day mortality was seen in the GIAPREZA group compared to the placebo group: 28-day mortality was 54.2% (n = 52) for the GIAPREZA group compared to 70.4% (n = 50) for the placebo group (hazard ratio=0.66 [95% CI: 0.40, 1.09; p=0.10]).

•
In March 2018, an analysis was presented at the 23rd International Conference on Advances in Critical Care Nephrology AKI & CRRT 2018, entitled “Outcomes in Patients with Acute Kidney Injury Receiving Angiotensin II for Vasodilatory Shock.” The manuscript of this analysis, entitled “Outcomes in patients with vasodilatory shock and renal replacement therapy treated with intravenous angiotensin II,” was published online in Critical Care Medicine. The presentation and manuscript detail the outcomes of patients with acute kidney injury (AKI) and vasodilatory shock enrolled in the ATHOS-3 study of GIAPREZA. In this post-hoc analysis, the data from 105 AKI patients (GIAPREZA n=45; placebo n=60) requiring renal replacement therapy (RRT) at study drug initiation were analyzed. Survival through day 28 was 53% (95% CI: 38%-67%) for the GIAPREZA group compared to 30% (95% CI: 19%-41%) for the placebo group (p = 0.012). By day 7, 38% (95% CI: 25%-54%) of patients treated with GIAPREZA discontinued RRT compared to 15% (95% CI: 8%-27%) of patients treated with placebo (p = 0.007). Mean arterial pressure (MAP) response at hour 3 was achieved in 53% (95% CI: 38%-68%) of patients treated with GIAPREZA compared to 22% (95% CI: 12%-34%) of patients treated with placebo (p = 0.001).

In June 2018, we announced that the Marketing Authorization Application (MAA) for GIAPREZA was validated by the European Medicines Agency (EMA). Validation of the MAA confirms that the submission is complete and starts the EMA’s centralized review process. This followed our announcement in September 2017, in which we reported that the EMA’s Committee for Medicinal Products for Human Use (CHMP) issued favorable Scientific Advice regarding the European Union (EU) regulatory pathway for GIAPREZA. If approved, GIAPREZA could be available for marketing in the EU in the second half of 2019.

LJPC-401

LJPC-401, a clinical-stage investigational product, is our proprietary formulation of synthetic human hepcidin. Hepcidin, an endogenous peptide hormone, is the body’s naturally occurring regulator of iron absorption and distribution. Low levels of hepcidin production in disease states such as hereditary hemochromatosis and thalassemia may lead to abnormal iron accumulation in vital organs, such as the liver and heart, where it can cause significant damage and even result in death. We are developing LJPC-401 for the potential treatment of iron overload, which occurs as a result of primary iron overload diseases such as hereditary hemochromatosis (HH), or secondary iron overload diseases such as beta thalassemia (BT), sickle cell disease (SCD) and myelodysplastic syndrome (MDS).

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

BT, SCD and MDS are genetic diseases of the blood that can cause life-threatening anemia and usually require frequent and life-long blood transfusions. These blood transfusions cause excessive iron accumulation in the body, which is toxic to vital organs, such as the liver and heart. In addition, the underlying anemia causes excessive iron accumulation independent of blood transfusions.

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

In June 2018, two presentations on LJPC-401 were given at the 23rd Congress of the European Hematology Association (EHA). The first was an oral presentation, entitled “A Phase 1, Open-Label Study to Determine the Safety, Tolerability, and Pharmacokinetics of Escalating Doses of LJPC-401 (Synthetic Human Hepcidin) in Patients with Iron Overload.” The second was a poster presentation, entitled “A Phase 1, Placebo-Controlled Study to Determine the Safety, Tolerability, and Pharmacokinetics of Escalating Subcutaneous Doses of LJPC-401 (Synthetic Human Hepcidin) in Healthy Adults.”

LJPC-401 is currently the subject of two clinical studies, LJ401-HH01 in patients with HH and LJ401-BT01 in patients with BT.

LJ401-HH01

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

LJ401-BT01

In September 2016, we announced that we reached agreement with the EMA on the design of a pivotal study of LJPC-401 for the treatment of BT patients suffering from iron overload, a major unmet need in an orphan patient population. In December 2017, we announced the initiation of LJ401-BT01, a pivotal, multinational, multicenter, randomized, controlled study that is designed to evaluate the safety and efficacy of LJPC-401 as a treatment for BT patients who, despite chelation therapy, have cardiac iron levels above normal. LJ401-BT01 is designed to enroll approximately 100 patients across 9 countries, including the U.S. Patients will be randomized 1:1 to receive either: (i) weekly subcutaneous injections of LJPC‑401, while continuing standard-of-care chelation therapy (LJPC‑401 treatment arm); or (ii) a continuation of standard-of-care chelation therapy only (observation arm). After 6 months of treatment, patients randomized to the observation arm will cross over to receive LJPC‑401 (plus standard-of-care chelation therapy) for 6 months, while patients randomized to the LJPC-401 treatment arm will continue with LJPC-401 (plus standard-of-care chelation therapy) for an additional 6 months (for a total of one year). The primary efficacy endpoint of this study is the change in iron content in the heart after 6 months, as measured by cardiac magnetic resonance imaging (MRI). If this study is successful, we would anticipate filing an MAA for LJPC-401 in the EU.

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

There have been no material changes to the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed on February 22, 2018, except for the newly adopted account receivable, inventory, revenue recognition and interest expense policies disclosed in Note 2 to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

The following summarizes the results of our operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net product sales	$1,593	$—	$2,402	$—
Cost of product sales	(129)	—	(187)	—
Research and development expense	(30,867)	(20,808)	(59,296)	(38,573)
Selling, general and administrative expense	(22,164)	(6,022)	(45,180)	(11,525)
Interest (expense) income, net	(1,211)	101	(1,045)	129
Net loss	$(52,778)	$(26,729)	$(103,306)	$(49,969)

Net Product Sales

In March 2018, we announced the commercial availability of GIAPREZA. For the three and six months ended June 30, 2018, we recognized net product sales of $1.6 million and $2.4 million, respectively.

Cost of Product Sales

For the three and six months ended June 30, 2018, we recognized cost of product sales of $0.1 million and $0.2 million, respectively, for sales of GIAPREZA, primarily related to royalty, labeling, shipping and distribution costs. A portion of the cost to manufacture GIAPREZA was recorded to research and development expense prior to the approval of GIAPREZA by the FDA.

Research and Development Expense

The following summarizes our research and development expense for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Clinical development costs	$11,639	$10,157	$21,432	$18,151
Personnel and related costs	9,180	5,433	18,344	10,704
Share-based compensation expense	5,701	2,579	11,097	5,049
Other research and development costs	4,347	2,639	8,423	4,669
Total research and development expense	$30,867	$20,808	$59,296	$38,573

During the three and six months ended June 30, 2018, research and development expense increased to $30.9 million and $59.3 million, respectively, from $20.8 million and $38.6 million for the same periods in 2017, respectively. The increase was primarily due to increased personnel and related costs and share-based compensation expense to support the development of GIAPREZA and LJPC-401. We anticipate research and development expense to remain consistent throughout 2018 as we continue the advancement of GIAPREZA and LJPC-401 and the development of other product candidates.

Selling, General and Administrative Expense

The following summarizes our selling, general and administrative expense for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Personnel and related costs	$9,557	$1,440	$19,143	$2,794
Selling and marketing costs	6,278	1,016	13,374	1,107
Share-based compensation expense	4,143	2,132	8,149	4,645
General and administrative costs	2,186	1,434	4,514	2,979
Total selling, general and administrative expense	$22,164	$6,022	$45,180	$11,525

During the three and six months ended June 30, 2018, selling, general and administrative expense increased to $22.2 million and $45.2 million, respectively, from $6.0 million and $11.5 million for the same periods in 2017, respectively. The increase was due to increased personnel and related costs, share-based compensation and commercialization and promotional activities to support the product launch of GIAPREZA and the ongoing development of other product candidates. We anticipate selling, general and administrative expense to remain consistent throughout 2018 as we continue commercial activities related to GIAPREZA and the development of other product candidates.

Interest (Expense) Income, Net

During the three and six months ended June 30, 2018, net interest expense increased to $1.2 million and $1.0 million, respectively, from $0.1 million for each of the same periods in 2017. The increase was primarily due to amounts accrued pursuant to our deferred royalty obligation balance outstanding during the period.

Liquidity and Capital Resources

Since January 2012, when the Company was effectively restarted with new assets and a new management team, through June 30, 2018, our cash used in operating activities was $271.9 million. From inception through June 30, 2018, we have incurred a cumulative net loss of $824.8 million and have financed our operations through public and private offerings of securities, a royalty financing, revenues from collaborative agreements and net product sales, equipment financings and interest income on invested cash balances. As of June 30, 2018, we had $241.4 million in cash and cash equivalents, compared to $90.9 million of cash and cash equivalents at December 31, 2017.

Cash used for operating activities for the six months ended June 30, 2018 was $83.4 million, compared to $41.2 million for the same period in 2017. The increase in cash used for operating activities was a result of the increase in our net loss, primarily offset by changes in working capital and increases in share-based compensation, depreciation expense and non-cash interest expense.

Cash used for investing activities for the six months ended June 30, 2018, was $1.9 million compared to $2.0 million for the same period in 2017.

Cash provided by financing activities for the six months ended June 30, 2018 was $235.8 million, compared to $119.6 million for the same period in 2017. The increase in cash provided by financing activities for the six months ended June 30, 2018 was primarily the result of $109.8 million of net proceeds from the March 2018 common stock offering and $124.3 million of net proceeds from the royalty financing in May 2018.

Based on the cash and cash equivalent resources available as of June 30, 2018, management believes that the Company has sufficient resources to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Contractual Obligations

On May 10, 2018, we closed a $125.0 million Royalty Agreement with HCR. Under the terms of the Royalty Agreement, we received $125.0 million in exchange for tiered royalty payments on worldwide net product sales of GIAPREZA. HCR is entitled to receive royalties on worldwide net product sales of GIAPREZA beginning April 1, 2018. Payments under the Royalty Agreement start annually at a maximum royalty rate, with step-downs based on the achievement of annual net product sales thresholds. Through December 31, 2021, the royalty rate will be a maximum of 10%. Starting January 1, 2022, the maximum royalty rate may increase by 4% if an agreed-upon, cumulative sales threshold has not been met, and, starting January 1, 2024, the maximum royalty rate may increase by an additional 4% if a different agreed-upon, cumulative sales threshold has not been met. The Royalty Agreement is subject to maximum aggregate royalty payments to HCR of 180% of the $125.0 million to be received by us, at which time the payment obligations under the Royalty Agreement would expire. The Royalty Agreement was entered into by our wholly owned subsidiary, La Jolla Pharma, LLC, and HCR has no recourse under the Royalty Agreement against us or any assets other than GIAPREZA.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates. There were no material changes to our market risks in the six months ended June 30, 2018, when compared to the disclosures in Item 7A of our Annual Report Form 10-K for the year ended December 31, 2017, filed with the SEC on February 22, 2018.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Other than controls implemented in connection with the newly adopted accounts receivable, inventory, revenue recognition and interest expense policies as disclosed in Note 2 to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Revenue Interest Agreement, dated May 10, 2018, among La Jolla Pharma, LLC, HealthCare Royalty Partners III, L.P., HCRP Overflow Fund, L.P. and HCR Molag Fund, L.P.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

La Jolla Pharmaceutical Company

Date:	August 8, 2018	/s/ George F. Tidmarsh
George F. Tidmarsh, M.D., Ph.D.
President, Chief Executive Officer and Secretary
(Principal Executive Officer)

/s/ Dennis M. Mulroy
Dennis M. Mulroy
Chief Financial Officer
(Principal Financial and Accounting Officer)