Form 10-K/A
period 2018-12-31
LA JOLLA PHARMACEUTICAL CO
filed 2019-04-30
CIK 920465

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

As of February 28, 2019, there were 27,082,974 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K of La Jolla Pharmaceutical Company (“we,” “our,” “us,” “La Jolla” and the “Company”) for the year ended December 31, 2018, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 4, 2019 (the “Original Filing”). This Form 10-K/A amends the Original Filing to replace, in its entirety, the information provided in Part III of the Original Filing, which was previously expected to be incorporated by reference from our definitive Proxy Statement for the 2019 Annual Meeting of Shareholders. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial and accounting officer under Section 302 of the Sarbanes-Oxley Act of 2002, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding members of our Board of Directors (the “Board”) and our executive officers as of February 28, 2019. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
George Tidmarsh, M.D., Ph.D.	59	President, Chief Executive Officer, Secretary and Director
Kevin Tang	52	Director, Chairman of the Board
Laura Johnson Douglass(1)(2)(3)	54	Director
Craig Johnson(1)(2)	57	Director
Robert Rosen(1)(3)	63	Director
Jennifer Carver	65	Chief Operating Officer
Lakhmir Chawla, M.D.	48	Chief Medical Officer
Dennis Mulroy	64	Chief Financial Officer
James Rolke	50	Chief Scientific Officer
Darryl Wellinghoff	50	Chief Commercial Officer

1.	Member of the Audit Committee

2.	Member of the Compensation Committee

3.	Member of the Corporate Governance and Nominating Committee

Each of our directors stands for election at each annual meeting of shareholders and, if elected, will serve from the time of election and qualification until the next annual meeting. Each director’s term continues until the election and qualification of his or her successor, or his or her earlier death, resignation or removal. Each of our executive officers was appointed to serve until such officer’s resignation or removal.

The following is a biographical summary of the experience of our directors and executive officers:

George Tidmarsh, M.D., Ph.D. has served as President, Chief Executive Officer, Secretary and a director of the Company since 2012. Dr. Tidmarsh has more than 25 years of experience creating, building and leading biotechnology and pharmaceutical companies and developing innovative pharmaceutical products. Dr. Tidmarsh has also served as a director of Odonate Therapeutics, Inc. since 2016. In 2005, Dr. Tidmarsh founded Horizon Pharma, Inc., where he served as President and Chief Executive Officer until 2008 and as a director and consultant until 2011. In 2001, he founded Threshold Pharmaceuticals, Inc., where he served as President until 2005. From 1996 to 2000, Dr. Tidmarsh held various senior positions at Coulter Pharmaceutical, Inc., most recently serving as Chief Medical Officer. Earlier in his career, Dr. Tidmarsh held various scientific and clinical positions at Sequus Pharmaceuticals, Inc., Gilead Sciences, Inc. and SyStemix, Inc. Dr. Tidmarsh received a Ph.D degree and an M.D. degree from the Stanford University School of Medicine and a B.S. degree in microbiology from Stanford University. The Board has concluded that Dr. Tidmarsh should serve on our Board based on his experience forming, building and leading biotechnology companies.

Kevin Tang has served as a director and as Chairman of the Board of the Company since 2014. Mr. Tang has more than 25 years of experience evaluating, creating and building biotechnology companies that are focused on developing treatments for life-threatening and debilitating diseases and conditions. Since 2013, Mr. Tang has served as the Chairman and Chief Executive Officer of Odonate Therapeutics, Inc., a pharmaceutical company dedicated to the development of best-in-class therapeutics that improve and extend the lives of patients with cancer. Mr. Tang also serves as the President of Tang Capital Management, LLC, a life sciences-focused investment company he founded in 2002. Since 2009, Mr. Tang has served as a director of Heron Therapeutics, Inc. and since 2012, has served as Chairman. From 2009 through its acquisition by Endo Pharmaceuticals, Inc. in 2010, he served as a director of Penwest Pharmaceuticals Co. In 2006, Mr. Tang co-founded Ardea Biosciences, Inc. and served as a director from inception through its acquisition by AstraZeneca PLC in 2012. From 2001 to 2008, he was a director of Trimeris, Inc. From 1993 to 2001, Mr. Tang held various positions at Deutsche Banc Alex Brown, Inc., an investment banking firm, most recently serving as Managing Director and head of the firm’s Life Sciences research group. Mr. Tang received a B.S. degree from Duke University. The Board has concluded that Mr. Tang should serve as a director based on his experience forming and building biotechnology companies, serving as a director of numerous biotechnology companies and serving as a manager of funds specializing in the area of life sciences.

Laura Johnson Douglass has served as a director of the Company since 2013. Ms. Douglass has over 25 years of management experience of increasing responsibility in the biopharmaceutical industry across multiple disciplines, including clinical research and operations. Ms. Douglass is the President and Chief Executive Officer of Next Generation Clinical Research Consulting, Inc., a contract research organization servicing the pharmaceutical industry that she founded in 1999. Additionally, Ms. Douglass is the President and Chief Executive Officer for Eufaeria Biosciences, Inc., a biotechnology company that she founded in 2016. Ms. Douglass has also served as a director of Odonate Therapeutics, Inc. since December 2018. Ms. Douglass is also a founder and director of SB Bancorp, Inc. and Settlers Bank, Inc. Ms. Douglass received a nursing degree from The University of the State of New York-Albany. The Board has concluded that Ms. Douglass should serve as a director based on her substantial operating experience and expertise in clinical study management.

Craig Johnson has served as a director of the Company since 2013. Mr. Johnson has more than 25 years of experience serving in senior financial management roles and governing corporations, primarily in the biotechnology industry. Mr. Johnson has served as a director of Odonate Therapeutics, Inc. since 2017, of Heron Therapeutics, Inc. since 2014 and Mirati Therapeutics, Inc. since 2013. Mr. Johnson also served as a director of Ardea Biosciences, Inc. from 2008 through its acquisition by AstraZeneca PLC in 2012, Adamis Pharmaceuticals Corporation from 2011 to 2014 and GenomexDx Biosciences, Inc. from 2015 to 2018. From 2004 through its acquisition by Raptor Pharmaceuticals Corp. in 2009, he served as Vice President and Chief Financial Officer of TorreyPines Therapeutics, Inc. and from 2009 to 2010, as Vice President of a wholly-owned subsidiary of Raptor Pharmaceuticals Corp. From 1994 to 2004, Mr. Johnson held various positions at MitoKor, Inc., including Chief Financial Officer and Senior Vice President of Operations. Earlier in his career, Mr. Johnson practiced as a Certified Public Accountant with Price Waterhouse. Mr. Johnson received a B.B.A. degree in accounting from the University of Michigan-Dearborn. The Board has concluded that Mr. Johnson should serve as a director based on his experience serving as a director of biotechnology companies and his expertise in financial management.

Robert Rosen has served as a director of the Company since 2014. Mr. Rosen has more than 25 years of experience serving in leadership positions in biotechnology and pharmaceutical companies and commercializing pharmaceutical products. Mr. Rosen has served as a director of Odonate Therapeutics, Inc. since 2017. From 2013 to February 2019, Mr. Rosen served as President and as a director of Heron Therapeutics, Inc., and from 2012 to 2013, served as Senior Vice President and Chief Commercial Officer of Heron Therapeutics, Inc. From 2014 to 2015, Mr. Rosen served as a director of Conkwest, Inc. (now NantKwest, Inc.). In 2012, he served as Managing Partner of Scotia Nordic LLC, a life sciences advisory firm. From 2011 to 2012, Mr. Rosen served as Senior Vice President of Global Commercial Operations at Dendreon Corporation. From 2005 to 2011, he served as Global Head of Oncology at Bayer HealthCare Pharmaceuticals. From 2002 to 2005, Mr. Rosen was Vice President of the Oncology Business Unit at Sanofi-Synthèlabo Inc. Mr. Rosen received a B.S. degree in pharmacy from Northeastern University. The Board has concluded that Mr. Rosen should serve as a director based on his leadership experience in the biotechnology and pharmaceutical industries and expertise in commercializing pharmaceutical products.

Jennifer Carver has been the Chief Operating Officer of the Company since January 2017. Ms. Carver has more than 20 years of cross-functional leadership experience in pharmaceutical drug development and the healthcare industry. Prior to her appointment as Chief Operating Officer, Ms. Carver held a number of operational roles of increasing responsibility since joining the Company in 2014, most recently as Senior Vice President, Operations. From 2012 to 2014, Ms. Carver was Senior Director of Project Management at Spectrum Pharmaceuticals, Inc., leading the NDA and launch activities for Beleodaq®, an FDA-approved, anti-cancer agent. From 2001 to 2012, she held various roles at Allos Therapeutics, Inc., including Project Manager for Folotyn®, an FDA-approved, anti-cancer agent, and led integration activities following the acquisition of Allos by Spectrum Pharmaceuticals in 2012. Ms. Carver received a B.S.N. and M.B.A. from the University of Colorado.

Lakhmir Chawla, M.D. has been the Chief Medical Officer of the Company since 2015. Dr. Chawla has more than 20 years of medical experience with particular expertise in critical care and nephrology. Dr. Chawla has been an active investigator in the field of critical care nephrology since 2002. From 2008 to 2015, Dr. Chawla was an Associate Professor of Medicine at the George Washington University, where he had dual appointments in the Department of Anesthesiology and Critical Care Medicine and in the Department of Medicine, Division of Renal Diseases and Hypertension. From 2014 to 2015, Dr. Chawla was also the Chief of the Division of Intensive Care Medicine at the Washington D.C. Veterans Affairs Medical Center. During his tenure at the George Washington University, Dr. Chawla was the designer and lead investigator of a pilot study called the ATHOS (Angiotensin II for the Treatment of High Output Shock) study, which served as the basis for the Company’s completed ATHOS-3 clinical study. Dr. Chawla received an M.D. from the New Jersey Medical School.

Dennis Mulroy has been the Chief Financial Officer of the Company since 2015. Mr. Mulroy has more than 25 years of financial management experience, including leadership positions in publicly traded biotechnology, life sciences, medical service and medical device companies. From 2005 to 2015, Mr. Mulroy served as Chief Financial Officer of Taxus Cardium Pharmaceuticals Group Inc. Prior to joining Taxus Cardium, Mr. Mulroy served as Chief Financial Officer of Molecular Imaging, Inc. and SeraCare Life Sciences, Inc. and held financial management positions of increasing responsibility at several other companies. Mr. Mulroy began his career as a Certified Public Accountant with Ernst & Young LLP in San Diego. Mr. Mulroy received a B.S. degree in business administration, with an emphasis in accounting, from the University of San Diego.

James Rolke has been the Chief Scientific Officer of the Company since January 2017. Mr. Rolke has over 25 years of research and development experience in the biotechnology industry. Prior to his appointment as Chief Scientific Officer, Mr. Rolke held various positions of increasing responsibility since joining the Company in 2012, most recently as Vice President of Research and Development. From 2009 to 2012, Mr. Rolke was Chief Technology Officer at Pluromed, Inc. (acquired by Sanofi). From 2007 to 2009, Mr. Rolke served as Director of Operations at Prospect Therapeutics, Inc. and held research and development positions of increasing responsibility at several other companies. Mr. Rolke received a B.S. degree in chemistry from Keene State College.

Darryl Wellinghoff has been the Chief Commercial Officer of the Company since March 2019. Mr. Wellinghoff has over 19 years of sales, marketing and product launch experience in the pharmaceutical industry. From 2016 to 2018, Mr. Wellinghoff served as the Executive Vice President of Mainstreet Investment. From 2001 to 2016, he served in commercial leadership roles of increasing responsibility at The Medicines Company, most recently as the Senior Vice President-Americas, where he lead the commercial organization through multiple hospital-based product launches in cardiovascular, surgical and infectious diseases. Mr. Wellinghoff received a B.A. degree in literature from Florida State University.

Audit Committee

It is the responsibility of the Audit Committee to oversee our accounting and financial reporting processes and the audits of our consolidated financial statements. The specific duties of the Audit Committee include: monitoring the integrity of our financial process and systems of internal controls regarding finance, accounting and legal compliance; selecting our independent auditor; monitoring the independence and performance of our independent auditor; and providing an avenue of communication among the independent auditor, our management and our Board. The Audit Committee has the authority to conduct any investigation it feels appropriate to fulfill its responsibilities, and it has direct access to all of our employees and to the independent auditor. The Audit Committee also has the ability to retain, at our expense and without further approval of the Board, special legal, accounting or other consultants or experts that it deems necessary in the performance of its duties. The Audit Committee met or took action by unanimous written consent four times during the year ended December 31, 2018. The Audit Committee is comprised of three members: Craig Johnson, Laura Johnson Douglass and Robert Rosen. Craig Johnson is the Chairman of the Audit Committee and is deemed to be the Audit Committee's “financial expert” as that term is defined under the SEC rules and regulations. Each member of the Audit Committee meets the requirements for independence under the listing standards of the Nasdaq Capital Market and the SEC rules and regulations, as well as met the requirements for financial literacy and sophistication under the applicable listing standards.

Corporate Governance Guidelines

We have adopted a set of Corporate Governance Guidelines that describe a number of our corporate governance practices. The Corporate Governance Guidelines are available for viewing on our website at www.ljpc.com, under “Investor Relations.”

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our directors, executive officers and employees, including our principal executive officer, principal financial and accounting officer and persons performing similar functions. Our Code of Ethics is available for viewing on our website at www.ljpc.com, under “Investor Relations.” We intend to disclose future amendments to, or waivers of, the Code of Ethics on our website within 4 business days following the date of the amendment or waiver. Our website may also be used to communicate other material developments to our shareholders from time to time, such as press releases, corporate presentations and presentations delivered at investor conferences. Shareholders are encouraged to regularly review our website for any such updates.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC their initial reports of beneficial ownership of our equity securities, and any subsequent changes in such beneficial ownership. To our knowledge, based solely on our review of Forms 3, 4 and 5 required to be furnished during the year ended December 31, 2018, all of these reports were filed timely.

Item 11. Executive Compensation.
We are currently considered a smaller reporting company for the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures. Further, our reporting obligations extend only to the individuals serving as our chief executive officer and our two most highly compensated executive officers. Our Named Executive Officers with respect to 2018 were:

•	George Tidmarsh, M.D., Ph.D., Chief Executive Officer

•	Lakhmir Chawla, M.D., Chief Medical Officer, and

•	Jennifer Carver, Chief Operating Officer

Summary Compensation Table

The following table provides information for the years ended December 31, 2018 and 2017 concerning the compensation paid or awarded to our Named Executive Officers:

Name and Principal Position	Year	Salary	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
George Tidmarsh, M.D., Ph.D.	2018	$589,000	$833,107	$75,000	$11,974	$1,509,081
President, Chief Executive Officer and Secretary	2017	$571,000	$5,433,528	$428,000	$18,115	$6,450,643

Lakhmir Chawla, M.D.	2018	$444,000	$252,778	$75,000	$10,435	$782,213
Chief Medical Officer	2017	$431,000	$1,455,057	$216,000	$73,497	$2,175,554

Jennifer Carver	2018	$405,000	$258,270	$75,000	$49,122	$787,392
Chief Operating Officer	2017	$370,000	$1,455,057	$216,000	$51,159	$2,092,216

(1)
The amounts reported in this column represent the grant-date fair values of option awards granted to each Named Executive Officer, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation. For a discussion of the assumptions used to calculate the value of our option awards, see Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018. The 2018 Option Awards include options awarded in January 2019 for 2018 performance.

(2)	The amounts reported in this column represent each Named Executive Officer’s performance-based cash bonus paid under the Company’s annual incentive bonus program.

(3)
The amounts reported in this column represent the Company’s matching contribution to the 401(k) plan account and life insurance premiums paid by the Company for the Named Executive Officers. For the year ended December 31, 2018 and 2017, Ms. Carver received $32,639 and $31,123, respectively, for travel and housing expenses. For the year ended December 31, 2017, Dr. Chawla received a housing allowance in the amount of $60,000.

Outstanding Equity Awards as of December 31, 2018

The following table presents information regarding the outstanding option awards held by each of the Named Executive Officers as of December 31, 2018:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date(1)
George Tidmarsh, M.D., Ph.D.	181,000	—		$10.84	4/3/2024
	281,250	18,750	(2)	$19.69	2/23/2025
	30,000	—		$35.58	8/31/2025
	216,750	72,250	(3)	$28.24	12/21/2025
	102,877	111,823	(3)	$19.19	1/4/2027
	45,750	137,250	(3)	$28.10	12/11/2027
	6,250	18,750	(3)	$32.47	12/27/2027
	—	88	(3)	$16.25	10/15/2028
	—	89	(3)	$16.30	10/31/2028
	—	97	(3)	$14.90	11/15/2028
	—	100	(3)	$14.47	11/30/2028
	—	112	(3)	$12.80	12/14/2028
	—	154	(3)	$9.43	12/31/2028
	—	174,000	(3)	$5.99	1/23/2029
Lakhmir Chawla, M.D.	60,000	—		$17.34	2/6/2025
	50,000	10,000	(4)	$35.58	8/31/2025
	30,000	—		$35.58	8/31/2025
	44,025	14,675	(3)	$28.24	12/21/2025
	30,715	33,385	(3)	$19.19	1/4/2027
	12,250	36,750	(3)	$28.10	12/11/2027
	1,675	5,025	(3)	$32.47	12/27/2027
	—	15	(3)	$16.25	10/15/2028
	—	15	(3)	$16.30	10/31/2028
	—	16	(3)	$14.90	11/15/2028
	—	16	(3)	$14.47	11/30/2028
	—	17	(3)	$12.80	12/14/2028
	—	23	(3)	$9.43	12/31/2028
	—	53,000	(3)	$5.99	1/23/2029
Jennifer Carver	18,000	—	(2)	$7.26	2/17/2024
	10,000	—	(2)	$7.69	5/22/2024
	12,000	—	(3)	$19.80	1/9/2025
	22,522	978	(3)	$19.69	2/23/2025
	15,000	—		$35.58	8/31/2025
	38,250	12,750	(3)	$28.24	12/21/2025
	30,715	33,385	(3)	$19.19	1/4/2027
	12,250	36,750	(3)	$28.10	12/11/2027
	1,675	5,025	(3)	$32.47	12/27/2027
	—	85	(3)	$16.25	10/15/2028
	—	85	(3)	$16.30	10/31/2028
	—	94	(3)	$14.90	11/15/2028
	—	96	(3)	$14.47	11/30/2028
	—	108	(3)	$12.80	12/14/2028
	—	148	(3)	$9.43	12/31/2028
	—	53,000	(3)	$5.99	1/23/2029

1.	All stock options expire 10 years from the grant date.

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

CEO Pay Ratio

We determined the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of our median employee (the “CEO Pay Ratio”) in accordance with Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K. For the year ended December 31, 2018:

•	the annual total compensation of George Tidmarsh, M.D., Ph.D, our Chief Executive Officer, was $1,509,081;

•	the annual total compensation of the median employee was $353,921; and

•	the CEO Pay Ratio was 4:1.

We identified our median employee as of December 31, 2018 based on a consistently applied compensation measure defined as the sum of: (i) annualized base salary in 2018; (ii) annualized incentive bonuses in 2018; (iii) the grant-date fair value of equity awards granted in 2018; and (iv) the matching contribution to the 401(k) plan account and life insurance premiums paid by the Company. Employees on leave-of-absence were excluded from the list of employees as of December 31, 2018. The aggregate grant-date fair value of equity awards was computed in accordance with FASB ASC Topic 718, as disclosed in Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018. We then calculated the annual total compensation of our median employee using the same methodology we used for our Named Executive Officers in the Summary Compensation Table above.

Potential Payments on Termination or Change in Control

None of our Named Executive Officers have employment agreements that provide for severance or benefit continuation payments on a termination without cause or a resignation for good reason or change in control. However, pursuant to the terms of the stock options, the Named Executive Officers are entitled to accelerated vesting of their equity awards if they are terminated without cause or with good reason from three months before to 12 months after a change in control.

Director Compensation

Retainer Fees. Directors who are also our employees receive no extra compensation for their service on the Board. For the year ended December 31, 2018, our non-employee directors received an annual fee of $60,000 and the Chair of the Audit Committee received an additional annual fee of $20,000, both of which were paid quarterly. The Chairman of the Board, Mr. Tang, has elected to waive all cash compensation for his service as a director.

Option Grants. Each of our non-employee directors is eligible to receive, on becoming a non-employee director, a one-time grant of a non-qualified stock option under the Company’s 2013 Equity Incentive Plan in an amount to be determined by the Board at an exercise price equal to the fair value of a share of common stock on the grant date. These non-employee director options have a term of 10 years and vest with respect to one-third of the underlying shares on the one-year anniversary of the grant and with respect to the remainder of the underlying shares on a quarterly basis for two years thereafter. Each non-employee director receives an additional grant annually of a non-qualified stock option in an amount to be determined by the Board. These non-employee director options have a term of 10 years and vest fully on the one-year anniversary of the grant date. The exercise price for these additional non-employee director options is the fair value of the common stock on the grant date. All outstanding non-employee director options vest in full immediately prior to any change in control. Each non-employee director is also eligible to receive additional options under the Company’s 2013 Equity Incentive Plan at the discretion of the Board. These options vest and become exercisable pursuant to the Company’s 2013 Equity Incentive Plan and the terms of the option grant.

The following table below shows the compensation earned by our non-employee directors who served on the Board during the year ended for 2018:

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Kevin Tang(2)	$—	$53,103	$53,103
Laura Johnson Douglass	$60,000	$53,103	$113,103
Craig Johnson	$80,000	$53,103	$133,103
Robert Rosen	$60,000	$53,103	$113,103

1.
The amounts reported in this column reflect the grant-date fair values of stock options granted in January 2019 for 2018 board service to the directors calculated in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. For a discussion of the assumptions used to calculate the value of our stock options, see Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018. Each non-employee director was awarded an option to purchase up to 12,000 shares of common stock at $5.99 per share, the fair value of the common stock on the grant date. As of December 31, 2018, the aggregate number of option awards outstanding for Kevin Tang, Laura Johnson Douglass, Craig Johnson and Robert Rosen were 70,000, 78,500, 89,000 and 70,000, respectively.

2.	Mr. Tang has elected to waive all cash compensation for his service as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of February 28, 2019, based on information available to us and filings with the SEC by:

•	Each of our directors;

•	Each of our Named Executive Officers;

•	All of our current directors and executive officers as a group; and

•	Each persons or group of affiliated persons known by us to be a beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, shares of common stock issuable under stock options that are exercisable within 60 days of February 28, 2019 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each shareholder named in the following table possesses sole voting and investment power over his, her or its shares of common stock, except for those jointly owned with that person’s spouse. Percentage of beneficial ownership of common stock is based on 27,082,974 shares of common stock outstanding as of February 28, 2019. Unless otherwise noted below, the address of each person listed on the table is c/o 4550 Towne Centre Court, San Diego, California 92121.

Name and Address	Shares of Common Stock Owned(1)	Shares with Right to Acquire Within 60 Days	Total Beneficial Ownership	Percentage of Common Stock
Greater than 5% Shareholders
Tang Capital Partners, LP(2)	4,938,893	—	4,938,893	18.24%
FMR LLC(3)	3,933,351	—	3,933,351	14.52%
Scopia Capital Management LP(4)	2,387,336	—	2,387,336	8.81%
Perceptive Advisors LLC(5)	2,253,376	—	2,253,376	8.32%
Broadfin Capital, LLC(6)	1,947,541	—	1,947,541	7.19%
Sectoral Asset Management Inc(7)	1,759,171	—	1,759,171	6.50%
BlackRock, Inc.(8)	1,498,561	—	1,498,561	5.53%
Venrock Healthcare Capital Partners II, L.P.(9)	1,375,000	—	1,375,000	5.08%

Directors and Named Executive Officers
Kevin Tang(2)	5,178,893	58,000	5,236,893	19.30%
George Tidmarsh, M.D., Ph.D.	1,285,604	941,935	2,227,539	7.95%
Lakhmir Chawla, M.D.	5,372	247,289	252,661	*
Laura Johnson Douglass	500	66,500	67,000	*
Craig Johnson	—	77,000	77,000	*
Robert Rosen	—	58,000	58,000	*
Jennifer Carver	14,049	175,622	189,671	*
All Directors and Executive Officers as a group	6,563,175	1,901,806	8,464,981	29.20%
* Represents beneficial ownership of less than one percent.

1.
Shares of common stock beneficially owned are based on the Company’s review of Statement of Beneficial Ownership Filings on Schedules 13D, 13D/A, 13G and 13G/A. Shares of common stock owned can vary since the date of such filings.

2.
Based on a Schedule 13D/A filed with the SEC on January 14, 2019. The Schedule 13D/A was filed jointly by Tang Capital Partners, LP, Tang Capital Management, LLC and Kevin Tang. Tang Capital Partners, LP shares voting and dispositive power over such shares with Tang Capital Management, LLC and Kevin Tang. The shares of common stock owned and beneficially owned by Mr. Tang include shares of common stock owned by Tang Capital Partners, LP and other shares of common stock for which Mr. Tang shares voting and/or dispositive power. Mr. Tang has sole voting and dispositive power over 58,000 shares underlying stock options exercisable within 60 days of February 28, 2019. The beneficial ownership for Tang Capital Partners, LP and Mr. Tang excludes approximately 6,067,784 and 6,338,500 shares of common stock, respectively, that are potentially issuable on conversion of the Company’s Series C-1[2] Convertible Preferred Stock. The shares of Series C-1[2] Convertible Preferred Stock have a limit on the ability of the holder to convert, to the extent that the holder would beneficially own greater than 9.999% of shares of the Company’s common stock following such conversion, provided that the holder has the ability to waive, increase or decrease this limitation on conversion on providing the Company with 61 days of prior written notice. The address of the foregoing entities and person is 4747 Executive Drive, Suite 510, San Diego, CA 92121. Mr. Tang is the Chairman of the Board.

3.
Based on Schedule 13G/A filed with the SEC on February 13, 2019. The Schedule 13G/A was filed jointly by FMR LLC and Abigail Johnson (collectively, “FMR”). FMR reports it has sole voting power with respect to 19,116 shares and sole dispositive power with respect to 3,933,351 shares. The address of the entities and persons is 245 Summer Street, Boston, MA 02210.

4.
Based on Schedule 13G filed with the SEC on February 14, 2019. The Schedule 13G was filed jointly by Scopia Capital Management LP, Scopia Management, Inc., Matthew Sirovich and Jeremy Mindich (collectively, “Scopia”). Scopia reports it has shared voting and dispositive power with respect to 2,387,336 shares. The address of the entities and persons is 152 West 57th Street, 33rd Floor, New York, NY 10019.

5.
Based on Schedule 13G/A filed with the SEC on January 11, 2019. The Schedule 13G/A was filed by Perceptive Advisors, LLC, which serves as the investment manager for Perceptive Life Sciences Master Fund, Ltd. Joseph Edelman serves as the managing member of Perceptive Advisors, LLC, which reports having shared voting and dispositive power with respect to the 2,253,376 shares. The address of the forgoing entities and persons is 51 Astor Place, 10th Floor, New York, NY 10003.

6.
Based on Schedule 13G/A filed with the SEC on February 13, 2019. The Schedule 13G/A was filed jointly by Broadfin Capital, LLC, Broadfin Healthcare Master Fund, Ltd. and Kevin Kotler. Broadfin Capital, LLC, Broadfin Healthcare Master Fund, Ltd. and Kevin Kotler (collectively, “Broadfin”). Broadfin reports it has shared voting and dispositive power with respect to 1,947,541 shares. The address of the forgoing entities and person is 300 Park Avenue, 25th Floor, New York, NY 10022.

7.
Based on Schedule 13G filed with the SEC on February 13, 2019. The Schedule 13G was filed jointly by Sectoral Asset Management Inc., Jérôme Pfund and Michael Sjöström (collectively, “Sectoral”). Sectoral reports it has sole voting power with respect to 1,084,227 shares and sole dispositive power with respect to 1,759,171 shares. The address of the forgoing entities and person is 1610-1010 Sherbrooke St. West, Montreal QC, H3A 2R7 Canada.

8.
Based on Schedule 13G filed with the SEC on February 8, 2019. BlackRock reports it has sole voting power with respect to 1,460,293 shares and sole dispositive power with respect to 1,498,561 shares. The address of the forgoing entity is 55 East 52nd Street, New York, NY 10055.

9.
Based on Schedule 13G filed with the SEC on February 11, 2019. The Schedule 13G was filed jointly by Venrock Healthcare Capital Partners II, L.P., VHCP Co-Investment Holdings II, LLC, Venrock Healthcare Capital Partners III, L.P., VHCP Co-Investment Holdings III, LLC, VHCP Management II, LLC, VHCP Management III, LLC, Nimish Shah and Bong Koh (collectively, “Venrock”). Schedule 13G reports that the 1,375,000 shares are owned directly as follows: 264,300 shares are owned by Venrock Healthcare Capital Partners II, L.P., 107,100 shares are owned by VHCP Co-Investment Holdings II, LLC, 912,414 shares are owned by Venrock Healthcare Capital Partners III, L.P. and 91,186 shares are owned by VHCP Co-Investment Holdings III, LLC. VHCP Management II, LLC is the general partner of Venrock Healthcare Capital Partners II, L.P. and the manager of VHCP Co-Investment Holdings II, LLC. VHCP Management III, LLC is the general partner of Venrock Healthcare Capital Partners III, L.P. and the manager of VHCP Co-Investment Holdings III, LLC. Messrs. Shah and Koh are the managing members of VHCP Management II, LLC and VHCP Management III, LLC. Venrock reports it has shared voting and dispositive power with respect to 1,375,000 shares. The address of the forgoing entities and person is 7 Bryant Park, 23rd Floor, New York, NY 10018.

Equity Compensation Plan Information

The following table provides information regarding our equity compensation plans in effect as of December 31, 2018:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders:
2013 Equity Incentive Plan	6,406,214	$23.21	1,340,450
2018 Employee Stock Purchase Plan	—	$—	717,701
Equity compensation plans not approved by shareholders	60,000	$18.23	—
Total	6,466,214	$23.26	2,058,151

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Pursuant to our Code of Ethics, our directors, executive officers and employees must disclose transactions involving actual or apparent conflicts of interest, such as related party transactions, to the Chairperson of the Audit Committee. Additionally, the Audit Committee is responsible for review and approval of all related party transactions in which any officer, director or shareholder has a direct or indirect interest and would be required to be disclosed under Item 404(a) of Regulation S-K, and has written policies and procedures for reviewing, approving or ratifying any transaction required to be reported under Item 404(a) of Regulation S-K. In reviewing related party transactions, the Audit Committee evaluates any transaction in which a “related person” (as defined in Item 404(a) of Regulation S-K) was, or is to be, a participant and the amount involved exceeds $120,000, and in which the related person had, or will have, a direct or indirect material interest. The Audit Committee also will consider whether the proposed terms are at least as favorable to the Company as could be obtained from unaffiliated third parties and will confirm that there is a bona fide business purpose for the transaction.

During the year ended December 31, 2018, there were no transactions between the Company and any “related person” where the amount involved exceeded $120,000, other than compensation arrangements described elsewhere in this Annual Report on Form 10-K/A.

Director Independence

Our business affairs are managed under the direction of our Board, which is currently composed of 5 directors. Consistent with Nasdaq listing requirements, our Board makes an annual determination of the independence of our directors. This determination is made in conjunction with each annual meeting of shareholders and was most recently done in connection with the 2018 Annual Meeting of Shareholders. As of that date (the “Reference Date”), the Board had determined that Ms. Douglass, Mr. Johnson and Mr. Rosen were “independent” within the meaning of Nasdaq Marketplace Rules 5605(b) and 5605(a)(2). The Board will reassess director independence in connection with the 2019 Annual Meeting of Shareholders and will include its independence determination in the proxy statement for such meeting.

Item 14. Principal Accountant Fees and Services.

The following table presents aggregate fees for services provided by Squar Milner, LLP (“Squar Milner”), our independent registered public accounting firm, for each of the periods below:

	2018	2017
Audit Fees	$175,191	$145,471
Audit-related Fees	20,088	35,776
Tax Fees	—	—
All Other Fees	—	—
Total	$195,279	$181,247

Audit Fees. Audit fees consists of fees for professional services provided by Squar Milner for: (1) the annual audit of our consolidated financial statements and internal control over financial reporting included in our Annual Report on Form 10-K; and (2) the reviews of our unaudited condensed consolidated financial statements included in our quarterly reports on Form 10-Q.

Audit-related Fees.  Audit-related fees consist of fees for professional services rendered by Squar Milner in connection with their consents on our Registration Statements on Forms S-3 and S-8.

Pre-approval Policy.  Our Audit Committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm for 2018 and 2017 were pre-approved by the Audit Committee.

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

La Jolla Pharmaceutical Company

Date:	April 30, 2019	/s/ George Tidmarsh
George Tidmarsh, M.D., Ph.D.
President, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ George Tidmarsh	President and Chief Executive Officer (Principal Executive Officer)	April 30, 2019
George Tidmarsh, M.D., Ph.D.

/s/ Dennis Mulroy	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2019
Dennis Mulroy

*	Director, Chairman of the Board	April 30, 2019
Kevin Tang

*	Director	April 30, 2019
Laura Johnson Douglass

*	Director	April 30, 2019
Craig Johnson

*	Director	April 30, 2019
Robert Rosen

* By: /s/ Dennis Mulroy
Attorney-in-fact