Form 10-Q
period 2019-03-31
LA JOLLA PHARMACEUTICAL CO
filed 2019-05-06
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number: 1-36282

LA JOLLA PHARMACEUTICAL COMPANY
(Exact name of registrant as specified in its charter)

California	33-0361285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4550 Towne Centre Court, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (858) 207-4264

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001 per share	LJPC	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 25, 2019, there were 27,098,778 shares of common stock outstanding.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$140,017	$172,604
Accounts receivable, net	1,999	1,381
Inventory, net	1,977	2,020
Prepaid expenses and other current assets	5,139	5,111
Total current assets	149,132	181,116
Property and equipment, net	21,306	22,267
Right-of-use lease asset	16,482	—
Restricted cash	909	909
Total assets	$187,829	$204,292

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,041	$8,572
Accrued expenses	9,572	8,485
Accrued payroll and related expenses	2,036	7,509
Deferred rent, current portion	—	1,370
Lease liability, current portion	2,587	—
Total current liabilities	17,236	25,936
Deferred rent, less current portion	—	13,609
Lease liability, less current portion	28,572	—
Deferred royalty obligation, net	124,336	124,323
Other noncurrent liabilities	6,384	4,503
Total liabilities	176,528	168,371
Shareholders’ equity:
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 27,093,026 and 26,259,254 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	3	3
Series C-1[2] Convertible Preferred Stock, $0.0001 par value; 11,000 shares authorized, 3,906 shares issued and outstanding at March 31, 2019 and December 31, 2018; and liquidation preference of $3,906 at March 31, 2019 and December 31, 2018	3,906	3,906
Series F Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized, 0 and 2,737 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively; and liquidation preference of $0 and $2,737 at March 31, 2019 and December 31, 2018, respectively	—	2,737
Additional paid-in capital	959,900	950,258
Accumulated deficit	(952,508)	(920,983)
Total shareholders’ equity	11,301	35,921
Total liabilities and shareholders’ equity	$187,829	$204,292

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue
Net product sales	$4,395	$809
Total revenue	4,395	809
Operating expenses
Cost of product sales	500	58
Research and development	21,244	28,429
Selling, general and administrative	12,320	23,016
Total operating expenses	34,064	51,503
Loss from operations	(29,669)	(50,694)
Other (expense) income
Interest expense	(2,729)	—
Interest income	713	166
Total other (expense) income, net	(2,016)	166
Net loss	$(31,685)	$(50,528)
Net loss per share, basic and diluted	$(1.17)	$(2.22)
Weighted-average common shares outstanding, basic and diluted	27,035	22,742

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(in thousands)

	Series C-1[2] Convertible Preferred Stock		Series F Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	4	$3,906	3	$2,737	26,259	$3	$950,258	$(920,983)	$35,921
Share-based compensation expense	—	—	—	—	—	—	6,782	—	6,782
Issuance of common stock under ESPP	—	—	—	—	52	—	283	—	283
Issuance of common stock for conversion of Series F Preferred Stock	—	—	(3)	(2,737)	782	—	2,737	—	—
Cumulative-effect adjustment from adoption of ASU 2018-07	—	—	—	—	—	—	(160)	160	—
Net loss	—	—	—	—	—	—	—	(31,685)	(31,685)
Balance at March 31, 2019	4	$3,906	—	$—	27,093	$3	$959,900	$(952,508)	$11,301

	Series C-1[2] Convertible Preferred Stock		Series F Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	4	$3,906	3	$2,737	22,167	$2	$803,071	$(721,514)	$88,202
Issuance of common stock for March 2018 financing	—	—	—	—	3,910	1	109,808	—	109,809
Share-based compensation expense	—	—	—	—	—	—	9,402	—	9,402
Exercise of stock options and warrants for common stock	—	—	—	—	77	—	528	—	528
Net loss	—	—	—	—	—	—	—	(50,528)	(50,528)
Balance at March 31, 2018	4	$3,906	3	$2,737	26,154	$3	$922,809	$(772,042)	$157,413

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(31,685)	$(50,528)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	6,711	9,402
Depreciation expense	1,130	992
Loss on disposal of equipment	15	132
Accretion of right-of-use lease asset	(302)	—
Non-cash interest expense	2,310	—
Changes in operating assets and liabilities:
Accounts receivable, net	(618)	—
Inventory, net	43	(820)
Prepaid expenses and other current assets	(28)	(3,179)
Accounts payable	(5,531)	(4,163)
Accrued expenses	742	3,577
Accrued payroll and related expenses	(5,473)	(1,951)
Deferred rent	—	688
Net cash used for operating activities	(32,686)	(45,850)
Investing activities
Purchase of property and equipment	(184)	(994)
Net cash used for investing activities	(184)	(994)
Financing activities
Proceeds from the issuance of common stock under ESPP	283	—
Net proceeds from the issuance of common stock	—	109,809
Net proceeds from the exercise of stock options for common stock	—	528
Net cash provided by financing activities	283	110,337
Net (decrease) increase in cash, cash equivalents and restricted cash	(32,587)	63,493
Cash, cash equivalents and restricted cash at beginning of period	173,513	91,824
Cash, cash equivalents and restricted cash at end of period	$140,926	$155,317
Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series F Convertible Preferred Stock into common stock	$2,737	$—
Cumulative-effect adjustment from adoption of ASU 2018-07	$(160)	$—
Initial recognition of right-of-use lease asset	$16,798	$—
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$140,017	$154,408
Restricted cash	909	909
Total cash, cash equivalents and restricted cash	$140,926	$155,317
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

As of March 31, 2019, the Company had $140.0 million in cash and cash equivalents, compared to $172.6 million in cash and cash equivalents as of December 31, 2018. Based on the Company’s current operating plans and projections, the Company expects that its cash and cash equivalents as of March 31, 2019 will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 4, 2019 (the Form 10-K). The accompanying unaudited condensed consolidated financial statements include the accounts of La Jolla Pharmaceutical Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of operations for the three months ended March 31, 2019, the condensed consolidated statement of shareholder’s equity for the three months ended March 31, 2019 and the condensed consolidated statement of cash flows for the three months ended March 31, 2019.

The preparation of the Company’s unaudited condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s unaudited condensed consolidated financial statements and the accompanying notes. Actual results may differ materially from these estimates. Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not affect net loss, shareholders’ equity or cash flows. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated balance sheet as of December 31, 2018 contained in the Form 10-K.

Summary of Significant Accounting Policies

During the three months ended March 31, 2019, there have been no changes to the Company’s significant accounting policies as described in the Form 10-K, except as described below.

Leases

At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term. The Company calculates the present value of lease payments using the discount rate implicit in the lease, unless that rate cannot be readily determined. In that case, the Company uses its incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis an amount equal to the lease payments over the expected lease term. The Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date.

After lease commencement, the Company measures its leases as follows: (i) the lease liability based on the present value of the remaining lease payments using the discount rate determined at lease commencement; and (ii) the right-of-use lease asset based on the remeasured lease liability, adjusted for any unamortized lease incentives received, any unamortized initial direct costs and the cumulative difference between rent expense and amounts paid under the lease agreement. Any lease incentives received and any initial direct costs are amortized on a straight-line basis over the expected lease term. Rent expense is recorded on a straight-line basis over the expected lease term.

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

The Company’s products are distributed in the U.S. through distributors and select wholesalers (collectively, customers) that resell its products to hospitals, the end users. The following table includes the percentage of net product sales and accounts receivable balances for the Company’s three major customers, each of which comprised 10% or more of its net product sales:

	Net Product Sales	Accounts Receivable
	Three Months Ended March 31, 2019	As of March 31, 2019
Customer A	34%	29%
Customer B	32%	33%
Customer C	30%	29%
Total	96%	91%

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of potential common shares. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Convertible preferred stock, stock options and warrants are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive. As of March 31, 2019 and 2018, there were 14.3 million shares and 14.1 million shares, respectively, of potential common shares, which were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting (ASU 2018-07). The standard expands the scope of Accounting Standards Codification (ASC) Topic 718 to include share-based payment awards granted to nonemployees in exchange for goods and services. ASU 2018-07 is effective for annual and interim reporting periods beginning after December 15, 2018.

In the first quarter 2019, the Company adopted ASU 2018-07. Prior to the adoption of ASU 2018-07, share-based payments awards granted to nonemployees were measured at fair value on their grant date, subject to periodic remeasurement, and share-based compensation expense was recognized on a straight-line basis over their vesting terms. After the adoption of ASU 2018-07, the fair value of share-based payment awards granted to nonemployees is not required to be remeasured periodically and share-based compensation expense will continue to be recorded on a straight-line basis over their vesting period, consistent with share-based payment awards granted to employees. As a result of the adoption of ASU 2018-07, the Company remeasured all of its outstanding nonemployee share-based payment awards at fair value and recognized a cumulative-effect adjustment of $0.2 million to accumulated deficit as of January 1, 2019.

In February 2016, FASB issued ASU No. 2016-02. This guidance requires lessees to recognize operating leases with a term greater than one year on the balance sheet as a right-of-use asset and corresponding lease liability. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Although ASU 2016-02 is required to be adopted at the earliest period presented using a modified retrospective approach, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which allows for an alternative transition method of adoption by recognizing a cumulative-effect adjustment, if any, to the opening balance of retained earnings in the period of adoption.

The Company adopted ASU 2016-02 on January 1, 2019 utilizing the alternative transition method allowed for under ASU 2018-11. As a result, the Company recorded lease liabilities and right-of-use lease assets of $31.8 million and $16.8 million, respectively, on its balance sheet as of January 1, 2019. The lease liabilities represent the present value of the remaining lease payments of the Company’s corporate headquarters lease (see Note 5), discounted using the Company’s incremental borrowing rate as of January 1, 2019. The corresponding right-of-use lease assets are recorded based on the lease liabilities, adjusted for the unamortized lease incentives received and the cumulative difference between rent expense and amounts paid under the its corporate headquarters lease. The adoption of ASU 2016-02 did not have a material impact on either the statement of operations or statement of cash flows for the three months ended March 31, 2019.

3. Balance Sheet Account Details

Restricted Cash

Restricted cash as of March 31, 2019 and December 31, 2018 represents a standby letter of credit for the Company’s building lease in lieu of a security deposit during the term of such lease. There is a requirement to maintain $0.9 million of cash collateral in an account pledged as security for such letter of credit.

Inventory, Net

Inventory, net consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Work-in-process	$1,839	$1,907
Finished goods	138	113
Total inventory, net	$1,977	$2,020

As of March 31, 2019 and December 31, 2018, total inventory is recorded net of $0.8 million of inventory reserves.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued clinical study costs	$3,371	$2,430
Accrued interest expense	2,676	2,260
Accrued manufacturing costs	1,775	1,823
Accrued other	1,750	1,972
Total accrued expenses	$9,572	$8,485

4. Company-wide Realignment

On October 18, 2018, the Company effected a Company-wide realignment to increase its efficiency and focus on achieving its corporate goals. For the year ended December 31, 2018, total expense for these activities was $4.0 million, with $1.6 million included in research and development expense and $2.4 million included in selling, general and administrative expense. Total expense was comprised of $7.7 million for severance costs, offset by a $3.7 million reversal of non-cash, stock-based compensation expense related to forfeited, unvested equity awards. As of March 31, 2019, all severance costs had been paid. No expense for these activities was recorded for the three months ended March 31, 2019.

5. Leases

On December 29, 2016, the Company entered into an agreement with BMR-Axiom LP to lease office and laboratory space as its corporate headquarters located at 4550 Towne Centre Court, San Diego, California (Lease) for a period of 10 years commencing on October 30, 2017. The Company has an option to extend the Lease for an additional 5 years at the end of the initial term.

The Company provided a standby letter of credit for $0.9 million in lieu of a security deposit. This amount will decrease to $0.6 million after year two of the lease term and decrease to $0.3 million after year 5 of the lease term. As of March 31, 2019, $0.9 million was pledged as collateral for such letter of credit and recorded as restricted cash. The annual rent under the Lease is subject to escalation during the term. In addition to rent, the Lease requires the Company to pay certain taxes, insurance and operating costs relating to the leased premises. The Lease contains customary default provisions, representations, warranties and covenants. The Lease is classified as an operating lease.

Future minimum lease payments under the Lease as of March 31, 2019, are as follows (in thousands):

2019	$2,963
2020	4,058
2021	4,174
2022	4,294
2023	4,417
Thereafter	18,134
Total future minimum lease payments	38,040
Less: discount	(6,881)
Total lease liability	$31,159

The Company recorded a lease liability and ROU lease asset for the Lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The option to extend the Lease was not recognized as a part of the Company’s lease liability or ROU lease asset. The Company recorded $0.7 million of lease expense for each of the three months ended March 31, 2019 and 2018. Amortization for the right-of-use lease asset was $0.3 million for the three months ended March 31, 2019.

6. Deferred Royalty Obligation

On May 10, 2018, the Company closed a $125.0 million royalty financing agreement (the Royalty Agreement) with HealthCare Royalty Partners (HCR). Under the terms of the Royalty Agreement, the Company received $125.0 million in exchange for tiered royalty payments on worldwide net product sales of GIAPREZA. HCR is entitled to receive quarterly royalties on worldwide net product sales of GIAPREZA beginning April 1, 2018. Quarterly payments to HCR under the Royalty Agreement start at a maximum royalty rate, with step-downs based on the achievement of annual net product sales thresholds. Through December 31, 2021, the royalty rate will be a maximum of 10%. Starting January 1, 2022, the maximum royalty rate may increase by 4% if an agreed-upon, cumulative sales threshold has not been met, and, starting January 1, 2024, the maximum royalty rate may increase by an additional 4% if a different agreed-upon, cumulative sales threshold has not been met. The Royalty Agreement is subject to maximum aggregate royalty payments to HCR of 180% of the $125.0 million received by the Company, at which time the payment obligations under the Royalty Agreement would expire. The Royalty Agreement was entered into by the Company’s wholly-owned subsidiary, La Jolla Pharma, LLC, and HCR has no recourse under the Royalty Agreement against La Jolla Pharmaceutical Company or any assets other than GIAPREZA.

On receipt of the $125.0 million payment from HCR, the Company recorded a deferred royalty obligation of $125.0 million, net of issuance costs of $0.7 million. For the three months ended March 31, 2019, the Company recognized interest expense, including amortization of the obligation discount, of $2.7 million. The carrying value of the deferred royalty obligation as of March 31, 2019 was $124.3 million, net of unamortized obligation discount of $0.7 million, and was classified as noncurrent. The related accrued interest liability was $9.1 million and $6.8 million as of March 31, 2019 and December 31, 2018, respectively, of which $6.4 million and $4.5 million was classified as noncurrent as of March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019, the Company made royalty payments to HCR of $0.4 million, and, as of March 31, 2019, the Company recorded royalty obligations payable of $0.4 million in accrued expenses.

In the event of certain material breaches of the Royalty Agreement, HCR would have the right to terminate the Royalty Agreement and demand payment of an amount equal to either $125.0 million, minus aggregate royalties paid to HCR, or $225.0 million, minus aggregate royalties paid to HCR, depending on the type of breach. The Company concluded that certain of these contract provisions that could result in an acceleration of amounts due under the Royalty Agreement are embedded derivatives that require bifurcation from the deferred royalty obligation and fair value recognition. The Company determined the fair value of each derivative by assessing the probability of each event occurring, as well as the potential repayment amounts and timing of such repayments that would result under various scenarios. As a result of this assessment, the Company determined that the fair value of the embedded derivatives is immaterial as of March 31, 2019. Each reporting period, the Company estimates the fair value of the embedded derivatives until the features lapse and/or the termination of the Royalty Agreement. Any change in the fair value of the embedded derivatives will be recorded as either a gain or loss on the consolidated statements of operations.

7. Shareholders’ Equity

2018 Common Stock Offering

In March 2018, the Company offered and sold 3,910,000 shares of common stock in an underwritten public offering at a price of $29.50 per share for gross proceeds of approximately $115.3 million. The Company received proceeds of approximately $109.8 million, net of approximately $5.5 million in underwriting commissions, discounts and other issuance costs.

Preferred Stock

In January 2019, the Company issued 782,031 shares of common stock upon the conversion of 2,737 shares of Series F Convertible Preferred Stock. As of March 31, 2019, there were no shares of Series F Convertible Preferred Stock issued and outstanding.

Warrants

In March 2018, the Company issued 43,056 shares of common stock in a cashless exercise of 83,013 warrants to a third-party warrant holder. As of March 31, 2019, the Company had outstanding warrants to purchase 10,000 shares of common stock.

8. Equity Incentive Plans

2013 Equity Incentive Plan

A total of 8,100,000 shares of common stock have been reserved for future issuance under the La Jolla Pharmaceutical Company 2013 Equity Incentive Plan. As of March 31, 2019, 356,873 shares of common stock remained available for future grants under the 2013 Equity Plan.

2018 Employee Stock Purchase Plan

A total of 750,000 shares of common stock have been reserved for issuance under the La Jolla Pharmaceutical Company 2018 Employee Stock Purchase Plan (ESPP). As of March 31, 2019, 665,960 shares of common stock remained available for future grants under the ESPP.

Equity Awards

The activity related to equity awards, which are comprised of stock options and an inducement grant (described below), is summarized as follows:

	Shares Underlying Stock Options	Weighted- average Exercise Price per Share
Outstanding at December 31, 2018	6,466,214	$23.26
Granted(1)	1,764,041	$6.06
Forfeited	(700,464)	$22.08
Outstanding at March 31, 2019	7,529,791	$19.34

(1) In March 2019, the Company issued a stock option grant to the Company’s recently appointed Chief Commercial Officer to purchase 80,000 shares of common stock at an exercise price equal to the fair market value of the Company’s common stock on the grant date. The grant was awarded as an inducement grant outside of the 2013 Equity Plan. On the first anniversary of the grant date, 25% of the underlying shares become exercisable with the remaining shares vesting on a monthly basis over the subsequent three years subject to continued service during that time.

Share-based Compensation Expense

Total share-based compensation expense related to all share-based awards was comprised of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$3,899	$5,396
Selling, general and administrative	2,812	4,006
Total share-based compensation expense	$6,711	$9,402

As of March 31, 2019, $60.5 million of total unrecognized share-based compensation expense related to unvested stock options remains and is expected to be recognized over a weighted-average period of 2.7 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, all references to “we,” “our,” “us,” “La Jolla” and “the Company” refer to La Jolla Pharmaceutical Company, a California corporation, and our subsidiaries, including La Jolla Pharma, LLC, on a consolidated basis.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and our audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (SEC) on March 4, 2019 (Form 10-K).

Forward-looking Statements

The forward-looking statements in this report involve significant risks, assumptions and uncertainties and a number of factors, both foreseen and unforeseen, which could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. Accordingly, you should not rely on forward-looking statements as predictions of future events. Forward-looking statements include, but are not limited to, statements regarding risks relating to: our ability to successfully commercialize, market and achieve market acceptance of GIAPREZATM (angiotensin II) and our product candidates; our ability to meet the demand for GIAPREZA in a timely manner; potential market sizes for our products and product candidates, including the market for the treatment of septic or distributive shock; the cost of producing GIAPREZA; unforeseen safety issues from the administration of GIAPREZA and our product candidates in patients; the timing and prospects for approval of GIAPREZA by the European Medicines Agency (EMA) or other regulatory authorities; the scope of product label(s) and potential market sizes, as well as the broader commercial opportunity for GIAPREZA and our product candidates; the impact of pharmaceutical industry regulation and healthcare legislation in the United States; the success of future development activities; the timing for commencement of preclinical studies and clinical trials; the anticipated timing for regulatory actions; the successful and timely completion of clinical studies; potential indications for which the Company’s product candidates may be developed; the anticipated treatment of future clinical data by the U.S. Food and Drug Administration (FDA), EMA and other regulatory authorities, including whether such data will be sufficient for approval; and the expected duration over which the Company’s cash balances will fund our operations. The outcomes of the events described in these forward-looking statements are subject to the risks, uncertainties and other factors described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections contained in our Form 10-K, and in other reports and registration statements that we file with the SEC. We expressly disclaim any intent to update forward-looking statements.

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

•	Program Overview. This section provides an overview of GIAPREZA, LJPC-0118 and LJPC-401.

•
Critical Accounting Policies and Estimates. This section provides a description of the material changes to our significant accounting policies, including the critical accounting policies and estimates, which are summarized in Note 2 to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

•
Results of Operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the three months ended March 31, 2019 to the results for the three months ended March 31, 2018.

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

More than 1 million Americans are affected by shock on an annual basis, with 1 in 3 patients being treated for shock in the intensive care unit. Distributive shock is the most common type of shock in the inpatient setting with approximately 800,000 distributive shock cases in the U.S. each year. Of these cases, an estimated 90% are septic shock patients. Approximately 300,000 do not achieve adequate blood pressure response with standard-of-care vasopressor therapy (catecholamines and vasopressin). The inability to achieve or maintain adequate blood pressure results in inadequate blood flow to the body’s organs and tissue and is associated with a mortality rate exceeding most acute conditions requiring hospitalization. In the European Union (EU), the annual incidence of sepsis in adults is estimated to be more than 500,000, with more than 170,000 progressing to septic shock.

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

LJPC-0118

LJPC-0118 is an investigational product for the treatment of severe malaria. The active pharmaceutical ingredient in LJPC-0118 was demonstrated to be superior to quinine in reducing mortality in patients with severe falciparum malaria infection in two randomized, controlled, clinical studies. Severe malaria is a serious and sometimes fatal disease caused by a parasite that commonly infects a certain type of mosquito, which feeds on humans. Symptoms include, but are not limited to: fever, chills, sweating, hypoglycemia and shock. Severe malaria is often complicated by central nervous system infections that may lead to delirium, which may progress to coma. Infections usually occur a few weeks after being bitten. In 2017, an estimated 219 million cases of malaria occurred worldwide, with an estimated 200 million of these cases occurring in the World Health Organization (WHO) African Region, and, in 2013, the global annual incidence of severe malaria was estimated to be 2 million cases. In 2017, an estimated 435,000 people died from malaria worldwide.

In April 2019, we announced that we have been granted Breakthrough Therapy designation from the FDA for LJPC-0118. Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat serious or life-threatening diseases and for which preliminary clinical evidence indicates substantial improvement over available therapies on clinically significant endpoint(s).

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

We expect to disclose the top-line results of LJ401-HH01 in the second half of 2019.

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

We expect to disclose the top-line results of LJ401-BT01 in mid-2020.

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

There have been no material changes to the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed on March 4, 2019, except for the leases policy disclosed in Note 2 to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

The following table summarizes our results of operations for each of the periods below (in thousands):

	Three Months Ended March 31,
	2019	2018
Net product sales	$4,395	$809
Cost of product sales	(500)	(58)
Research and development expense	(21,244)	(28,429)
Selling, general and administrative expense	(12,320)	(23,016)
Other (expense) income, net	(2,016)	166
Net loss	$(31,685)	$(50,528)

Net Product Sales

For the three months ended March 31, 2019, GIAPREZA net product sales were $4.4 million compared to $0.8 million for the same period in 2018.

Cost of Product Sales

For the three months ended March 31, 2019, we recognized cost of product sales of $0.5 million compared to $0.1 million for the same period in 2018. Cost of product sales primarily included royalty and product manufacturing costs.

Prior to approval by the FDA, approximately $0.6 million of direct material costs to manufacture GIAPREZA were recorded to research and development expense in 2017. As of March 31, 2019, inventory excludes approximately $0.2 million of manufacturing costs that were recorded to research and development expense prior to FDA approval.

Research and Development Expense

The following table summarizes our research and development expense for each of the periods below (in thousands):

	Three Months Ended March 31,
	2019	2018
Clinical development costs	$7,013	$9,793
Personnel and related costs	6,696	9,164
Share-based compensation expense	3,899	5,396
Other research and development costs	3,636	4,076
Total research and development expense	$21,244	$28,429

During the three months ended March 31, 2019, research and development expense decreased to $21.2 million from $28.4 million for the same period in 2018. The decrease was primarily due to reduced clinical development costs, personnel and related costs and share-based compensation expense as a result of our Company-wide realignment in October 2018. We do not expect research and development expense to increase significantly in the near term.

Selling, General and Administrative Expense

The following table summarizes our selling, general and administrative expense for each of the periods below (in thousands):

	Three Months Ended March 31,
	2019	2018
Personnel and related costs	$5,522	$9,586
Share-based compensation expense	2,812	4,006
Selling and marketing costs	2,021	7,096
General and administrative costs	1,965	2,328
Total selling, general and administrative expense	$12,320	$23,016

During the three months ended March 31, 2019, selling, general and administrative expense decreased to $12.3 million from $23.0 million for the same period in 2018. The decrease was due to reduced personnel and related costs and share-based compensation as a result of our Company-wide realignment in October 2018. We do not expect selling, general and administrative expense to increase significantly in the near term.

Other (Expense) Income, Net

During the three months ended March 31, 2019, other expense increased to $2.0 million of expense from $0.2 million of income for the same period in 2018. The increase in expense was due to interest accrued for our deferred royalty obligation.

Liquidity and Capital Resources

Since January 2012, when the Company was effectively restarted with new assets and a new management team, through March 31, 2019, our cash used in operating activities was $373.6 million. From inception through March 31, 2019, we have incurred a cumulative net loss of $952.5 million and have financed our operations through public and private offerings of securities, a royalty financing, revenues from collaborative agreements and net product sales, equipment financings and interest income on invested cash balances. As of March 31, 2019, we had $140.0 million in cash and cash equivalents, compared to $172.6 million of cash and cash equivalents at December 31, 2018. The Company had no debt as of March 31, 2019 and December 31, 2018. Based on our current operating plans and projections, we believe that our cash and cash equivalents as of March 31, 2019 will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Cash used for operating activities for the three months ended March 31, 2019, was $32.7 million compared to $45.9 million for the same period in 2018. The decrease in cash used for operating activities was a result of the decrease in our net loss, primarily offset by changes in working capital.

Cash used for investing activities for the three months ended March 31, 2019, was $0.2 million compared to $1.0 million for the same period in 2018. Net cash used in investing activities was the result of purchases of property and equipment.

Cash provided by financing activities for the three months ended March 31, 2019, was $0.3 million compared to $110.3 million for the same period in 2018. The decrease in cash provided by financing activities was primarily the result of $109.8 million of net proceeds from the March 2018 common stock offering.

Contractual Obligations

In May 2018, we closed a $125.0 million royalty financing agreement (the Royalty Agreement) with HealthCare Royalty Partners (HCR). Under the terms of the Royalty Agreement, we received $125.0 million in exchange for tiered royalty payments on worldwide net product sales of GIAPREZA. HCR is entitled to receive quarterly royalties on worldwide net product sales of GIAPREZA beginning April 1, 2018. Quarterly payments to HCR under the Royalty Agreement start at a maximum royalty rate, with step-downs based on the achievement of annual net product sales thresholds. Through December 31, 2021, the royalty rate will be a maximum of 10%. Starting January 1, 2022, the maximum royalty rate may increase by 4% if an agreed-upon, cumulative sales threshold has not been met, and, starting January 1, 2024, the maximum royalty rate may increase by an additional 4% if a different agreed-upon, cumulative sales threshold has not been met. The Royalty Agreement is subject to maximum aggregate royalty payments to HCR of 180% of the $125.0 million received by us, at which time the payment obligations under the Royalty Agreement would expire. The Royalty Agreement was entered into by our wholly owned subsidiary, La Jolla Pharma, LLC, and HCR has no recourse under the Royalty Agreement against us or any assets other than GIAPREZA.

In December 2014, we entered into a patent license agreement with the George Washington University (GW), which the parties amended and restated on March 1, 2016. Pursuant to the amended and restated license agreement, GW exclusively licensed to us certain intellectual property rights relating to GIAPREZA, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA. Under the license agreement, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA. We have paid a one-time license initiation fee, annual maintenance fees, an amendment fee, additional payments following the achievement of certain development and regulatory milestones, and royalty payments. We may be obligated to make additional milestone payments of up to $0.5 million in the aggregate. Following the commencement of commercial sales of GIAPREZA, we are obligated to pay tiered royalties in the low- to mid-single digits on products covered by the licensed rights. The patents and patent applications covered by the GW license agreement are expected to expire between 2029 and 2038, and the obligation to pay royalties under this agreement extends through the last-to-expire patent covering GIAPREZA.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Other than controls implemented in connection with the newly adopted lease policy as disclosed in Note 2 to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

No material changes to risk factors have occurred as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 4, 2019.

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

La Jolla Pharmaceutical Company

Date:	May 6, 2019	/s/ George Tidmarsh
George Tidmarsh, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis Mulroy
Dennis Mulroy
Chief Financial Officer
(Principal Financial and Accounting Officer)