Form 10-Q
period 2019-06-30
LA JOLLA PHARMACEUTICAL CO
filed 2019-08-01
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 26, 2019, there were 27,128,896 shares of common stock outstanding.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$123,446	$172,604
Accounts receivable, net	1,893	1,381
Inventory, net	1,968	2,020
Prepaid expenses and other current assets	5,089	5,111
Total current assets	132,396	181,116
Property and equipment, net	20,430	22,267
Right-of-use lease asset	16,159	—
Restricted cash	909	909
Total assets	$169,894	$204,292

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,908	$8,572
Accrued expenses	10,347	8,485
Accrued payroll and related expenses	4,080	7,509
Lease liability, current portion	2,646	—
Deferred rent, current portion	—	1,370
Total current liabilities	21,981	25,936
Lease liability, less current portion	27,890	—
Deferred rent, less current portion	—	13,609
Deferred royalty obligation, net	124,351	124,323
Other noncurrent liabilities	8,265	4,503
Total liabilities	182,487	168,371
Shareholders’ (deficit) equity:
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 27,125,215 and 26,259,254 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	3	3
Series C-1[2] Convertible Preferred Stock, $0.0001 par value; 11,000 shares authorized, 3,906 shares issued and outstanding at June 30, 2019 and December 31, 2018; and liquidation preference of $3,906 at June 30, 2019 and December 31, 2018	3,906	3,906
Series F Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized, 0 and 2,737 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively; and liquidation preference of $0 and $2,737 at June 30, 2019 and December 31, 2018, respectively	—	2,737
Additional paid-in capital	966,422	950,258
Accumulated deficit	(982,924)	(920,983)
Total shareholders’ (deficit) equity	(12,593)	35,921
Total liabilities and shareholders’ (deficit) equity	$169,894	$204,292

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Net product sales	$5,703	$1,593	$10,098	$2,402
Total revenue	5,703	1,593	10,098	2,402
Operating expenses
Cost of product sales	551	129	1,051	187
Research and development	22,043	30,867	43,287	59,296
Selling, general and administrative	11,323	22,164	23,643	45,180
Total operating expenses	33,917	53,160	67,981	104,663
Loss from operations	(28,214)	(51,567)	(57,883)	(102,261)
Other (expense) income
Interest expense	(2,806)	(1,654)	(5,535)	(1,654)
Interest income	604	443	1,317	609
Total other expense, net	(2,202)	(1,211)	(4,218)	(1,045)
Net loss	$(30,416)	$(52,778)	$(62,101)	$(103,306)
Net loss per share, basic and diluted	$(1.12)	$(2.02)	$(2.29)	$(4.22)
Weighted-average common shares outstanding, basic and diluted	27,108	26,182	27,071	24,462

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Shareholders’ (Deficit) Equity
(Unaudited)
(in thousands)

	Series C-1[2] Convertible Preferred Stock		Series F Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	4	$3,906	3	$2,737	26,259	$3	$950,258	$(920,983)	$35,921
Share-based compensation expense	—	—	—	—	—	—	6,782	—	6,782
Issuance of common stock under ESPP	—	—	—	—	52	—	283	—	283
Issuance of common stock for conversion of Series F Preferred Stock	—	—	(3)	(2,737)	782	—	2,737	—	—
Cumulative-effect adjustment from adoption of ASU 2018-07	—	—	—	—	—	—	(160)	160	—
Net loss	—	—	—	—	—	—	—	(31,685)	(31,685)
Balance at March 31, 2019	4	3,906	—	—	27,093	3	959,900	(952,508)	11,301
Share-based compensation expense	—	—	—	—	—	—	6,321	—	6,321
Issuance of common stock under ESPP	—	—	—	—	32	—	201	—	201
Net loss	—	—	—	—	—	—	—	(30,416)	(30,416)
Balance at June 30, 2019	4	$3,906	—	$—	27,125	$3	$966,422	$(982,924)	$(12,593)

	Series C-1[2] Convertible Preferred Stock		Series F Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	4	$3,906	3	$2,737	22,167	$2	$803,071	$(721,514)	$88,202
Issuance of common stock for March 2018 financing	—	—	—	—	3,910	1	109,808	—	109,809
Share-based compensation expense	—	—	—	—	—	—	9,402	—	9,402
Exercise of stock options and warrants for common stock	—	—	—	—	77	—	528	—	528
Net loss	—	—	—	—	—	—	—	(50,528)	(50,528)
Balance at March 31, 2018	4	3,906	3	2,737	26,154	3	922,809	(772,042)	157,413
Share-based compensation expense	—	—	—	—	—	—	9,844	—	9,844
Exercise of stock options for common stock	—	—	—	—	65	—	1,188	—	1,188
Net loss	—	—	—	—	—	—	—	(52,778)	(52,778)
Balance at June 30, 2018	4	$3,906	3	$2,737	26,219	$3	$933,841	$(824,820)	$115,667

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(62,101)	$(103,306)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	13,103	19,246
Depreciation expense	2,263	2,088
Loss on disposal of equipment	15	150
Accretion of right-of-use lease asset	(602)	—
Non-cash interest expense	4,678	1,655
Changes in operating assets and liabilities:
Accounts receivable, net	(512)	(372)
Inventory, net	52	(939)
Prepaid expenses and other current assets	22	(2,135)
Accounts payable	(3,664)	(5,415)
Accrued expenses	974	4,608
Accrued payroll and related expenses	(3,429)	(377)
Deferred rent	—	1,376
Net cash used for operating activities	(49,201)	(83,421)
Investing activities
Purchase of property and equipment	(441)	(1,881)
Net cash used for investing activities	(441)	(1,881)
Financing activities
Proceeds from the issuance of common stock under ESPP	484	—
Net proceeds from royalty financing	—	124,289
Net proceeds from the issuance of common stock	—	109,809
Net proceeds from the exercise of stock options for common stock	—	1,716
Net cash provided by financing activities	484	235,814
Net (decrease) increase in cash and restricted cash	(49,158)	150,512
Cash and restricted cash at beginning of period	173,513	91,824
Cash and restricted cash at end of period	$124,355	$242,336
Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series F Convertible Preferred Stock into common stock	$2,737	$—
Cumulative-effect adjustment from adoption of ASU 2018-07	$(160)	$—
Initial recognition of right-of-use lease asset	$16,798	$—
Reconciliation of cash and restricted cash to the condensed consolidated balance sheets
Cash	$123,446	$241,427
Restricted cash	909	909
Total cash and restricted cash	$124,355	$242,336
See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Business

La Jolla Pharmaceutical Company (collectively with its wholly-owned subsidiaries, the “Company”) is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies intended to significantly improve outcomes in patients suffering from life-threatening diseases. GIAPREZATM (angiotensin II), formerly known as LJPC-501, was approved by the U.S. Food and Drug Administration (the “FDA”) on December 21, 2017 as a vasoconstrictor indicated to increase blood pressure in adults with septic or other distributive shock. LJPC-0118 (artesunate) is La Jolla’s investigational product for the treatment of severe malaria. LJPC-401 (synthetic human hepcidin), a clinical-stage investigational product, is being developed for the potential treatment of conditions characterized by iron overload, such as hereditary hemochromatosis, beta thalassemia, sickle cell disease, myelodysplastic syndrome and polycythemia vera.

As of June 30, 2019, the Company had $123.4 million in cash, compared to $172.6 million in cash as of December 31, 2018. Based on the Company’s current operating plans and projections, the Company expects that its cash as of June 30, 2019 will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 4, 2019 (the “Form 10-K”). The accompanying unaudited condensed consolidated financial statements include the accounts of La Jolla Pharmaceutical Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated balance sheet as of June 30, 2019, the condensed consolidated statements of operations for the three and six months ended June 30, 2019, the condensed consolidated statement of shareholder’s (deficit) equity for the three and six months ended June 30, 2019 and the condensed consolidated statement of cash flows for the six months ended June 30, 2019.

The preparation of the Company’s unaudited condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s unaudited condensed consolidated financial statements and the accompanying notes. Actual results may differ materially from these estimates. Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not affect net loss, shareholders’ equity or cash flows. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated balance sheet as of December 31, 2018 contained in the Form 10-K.

Summary of Significant Accounting Policies

During the six months ended June 30, 2019, there have been no changes to the Company’s significant accounting policies as described in the Form 10-K, except as described below.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash. The Company maintains its cash in checking and savings accounts at federally insured financial institutions in excess of federally insured limits.

The Company’s products are distributed in the U.S. through distributors and select wholesalers (collectively, customers) that resell its products to hospitals, the end users. The following table includes the percentage of net product sales and accounts receivable balances for the Company’s four major customers, each of which comprised 10% or more of its net product sales:

	Net Product Sales		Accounts Receivable
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	As of June 30, 2019
Customer A	32%	32%	31%
Customer B	28%	30%	10%
Customer C	25%	28%	24%
Customer D	15%	10%	35%
Total	100%	100%	100%

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of potential common shares. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Convertible preferred stock, stock options and warrants are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive. As of June 30, 2019 and 2018, there were 14.0 million shares and 14.2 million shares, respectively, of potential common shares, which were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting (“ASU 2018-07”). The standard expands the scope of Accounting Standards Codification (“ASC”) Topic 718 to include share-based payment awards granted to nonemployees in exchange for goods and services. ASU 2018-07 is effective for annual and interim reporting periods beginning after December 15, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). This guidance requires lessees to recognize operating leases with a term greater than one year on the balance sheet as a right-of-use asset and corresponding lease liability. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Although ASU 2016-02 is required to be adopted at the earliest period presented using a modified retrospective approach, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which allows for an alternative transition method of adoption by recognizing a cumulative-effect adjustment, if any, to the opening balance of retained earnings in the period of adoption.

The Company adopted ASU 2016-02 on January 1, 2019 utilizing the alternative transition method allowed under ASU 2018-11. As a result, the Company recorded a lease liability and right-of-use lease asset of $31.8 million and $16.8 million, respectively, on its balance sheet as of January 1, 2019. The lease liability represents the present value of the remaining lease payments of the Company’s corporate headquarters lease (see Note 4), discounted using the Company’s incremental borrowing rate as of January 1, 2019. The corresponding right-of-use lease asset is recorded based on the lease liability, adjusted for the unamortized lease incentives received and the cumulative difference between rent expense and amounts paid under the corporate headquarters lease. The adoption of ASU 2016-02 did not have a material impact on either the statement of operations or statement of cash flows for the three and six months ended June 30, 2019.

3. Balance Sheet Details

Restricted Cash

Restricted cash as of June 30, 2019 and December 31, 2018 represents a standby letter of credit for the Company’s building lease in lieu of a security deposit during the term of such lease (see Note 4). There is a requirement to maintain $0.9 million of cash collateral in an account pledged as security for such letter of credit.

Inventory, Net

Inventory, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Work-in-process	$1,607	$1,907
Finished goods	361	113
Total inventory, net	$1,968	$2,020

As of June 30, 2019 and December 31, 2018, total inventory is recorded net of $0.8 million of inventory reserves.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued clinical study costs	$3,317	$2,430
Accrued interest expense	3,148	2,260
Accrued manufacturing costs	1,890	1,823
Accrued other	1,992	1,972
Total accrued expenses	$10,347	$8,485

4. Leases

On December 29, 2016, the Company entered into an agreement with BMR-Axiom LP to lease office and laboratory space as its corporate headquarters located at 4550 Towne Centre Court, San Diego, California (the “Lease”) for a period of 10 years commencing on October 30, 2017. The Company has an option to extend the Lease for an additional 5 years at the end of the initial term.

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

Future minimum lease payments under the Lease as of June 30, 2019 are as follows (in thousands):

2019	$1,982
2020	4,058
2021	4,174
2022	4,294
2023	4,417
Thereafter	18,134
Total future minimum lease payments	37,059
Less: discount	(6,523)
Total lease liability	$30,536

The Company recorded a lease liability and right-of-use lease asset for the Lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The option to extend the Lease was not recognized as a part of the Company’s lease liability or right-of-use lease asset. Lease expense for each of the three and six months ended June 30, 2019 and 2018 was $0.7 million and $1.4 million, respectively. Amortization for the right-of-use lease asset was $0.3 million and $0.6 million for the three and six months ended June 30, 2019, respectively.

5. Deferred Royalty Obligation

On May 10, 2018, the Company closed a $125.0 million royalty financing agreement (the “Royalty Agreement”) with HealthCare Royalty Partners (“HCR”). Under the terms of the Royalty Agreement, the Company received $125.0 million in exchange for tiered royalty payments on worldwide net product sales of GIAPREZA. HCR is entitled to receive quarterly royalties on worldwide net product sales of GIAPREZA beginning April 1, 2018. Quarterly payments to HCR under the Royalty Agreement start at a maximum royalty rate, with step-downs based on the achievement of annual net product sales thresholds. Through December 31, 2021, the royalty rate will be a maximum of 10%. Starting January 1, 2022, the maximum royalty rate may increase by 4% if an agreed-upon, cumulative sales threshold has not been met, and, starting January 1, 2024, the maximum royalty rate may increase by an additional 4% if a different agreed-upon, cumulative sales threshold has not been met. The Royalty Agreement is subject to maximum aggregate royalty payments to HCR of 180% of the $125.0 million received by the Company, at which time the payment obligations under the Royalty Agreement would expire. The Royalty Agreement was entered into by the Company’s wholly-owned subsidiary, La Jolla Pharma, LLC, and HCR has no recourse under the Royalty Agreement against La Jolla Pharmaceutical Company or any assets other than GIAPREZA.

On receipt of the $125.0 million payment from HCR, the Company recorded a deferred royalty obligation of $125.0 million, net of issuance costs of $0.7 million. For the three months ended June 30, 2019 and 2018, the Company recognized interest expense, including amortization of the obligation discount, of $2.8 million and $1.7 million, respectively. For the six months ended June 30, 2019 and 2018, the Company recognized interest expense, including amortization of the obligation discount, of $5.5 million and $1.7 million, respectively. The carrying value of the deferred royalty obligation as of June 30, 2019 was $124.4 million, net of unamortized obligation discount of $0.6 million, and was classified as noncurrent. The related interest expense liability was $11.4 million and $6.8 million as of June 30, 2019 and December 31, 2018, respectively, of which $8.3 million and $4.5 million was classified as noncurrent, respectively. During the three and six months ended June 30, 2019, the Company made royalty payments to HCR of $0.4 million and $0.9 million, respectively, and, as of June 30, 2019, the Company recorded royalty obligations payable of $0.6 million in accrued expenses.

In the event of certain material breaches of the Royalty Agreement, HCR would have the right to terminate the Royalty Agreement and demand payment of an amount equal to either $125.0 million, minus aggregate royalties paid to HCR, or $225.0 million, minus aggregate royalties paid to HCR, depending on the type of breach. The Company concluded that certain of these contract provisions that could result in an acceleration of amounts due under the Royalty Agreement are embedded derivatives that require bifurcation from the deferred royalty obligation and fair value recognition. The Company determined the fair value of each derivative by assessing the probability of each event occurring, as well as the potential repayment amounts and timing of such repayments that would result under various scenarios. As a result of this assessment, the Company determined that the fair value of the embedded derivatives is immaterial as of June 30, 2019. Each reporting period, the Company estimates the fair value of the embedded derivatives until the features lapse and/or the termination of the Royalty Agreement. Any change in the fair value of the embedded derivatives will be recorded as either a gain or loss on the consolidated statements of operations.

6. Shareholders’ (Deficit) Equity

2018 Common Stock Offering

In March 2018, the Company offered and sold 3,910,000 shares of common stock in an underwritten public offering at a price of $29.50 per share for gross proceeds of approximately $115.3 million. The Company received proceeds of approximately $109.8 million, net of approximately $5.5 million in underwriting commissions, discounts and other issuance costs.

Preferred Stock

In January 2019, the Company issued 782,031 shares of common stock upon the conversion of 2,737 shares of Series F Convertible Preferred Stock. As of June 30, 2019, there were no shares of Series F Convertible Preferred Stock issued and outstanding.

Warrants

In March 2018, the Company issued 43,056 shares of common stock in a cashless exercise of 83,013 warrants to a third-party warrant holder. As of June 30, 2019, the Company had outstanding warrants to purchase 10,000 shares of common stock.

7. Equity Incentive Plans

2013 Equity Incentive Plan

A total of 8,100,000 shares of common stock have been reserved for issuance under the La Jolla Pharmaceutical Company 2013 Equity Incentive Plan (the “2013 Equity Plan”). As of June 30, 2019, 681,521 shares of common stock remained available for future grants under the 2013 Equity Plan.

2018 Employee Stock Purchase Plan

A total of 750,000 shares of common stock have been reserved for issuance under the La Jolla Pharmaceutical Company 2018 Employee Stock Purchase Plan (the “ESPP”). As of June 30, 2019, 633,771 shares of common stock remained available for future grants under the ESPP.

Equity Awards

The activity related to equity awards, which are comprised of stock options and inducement grants, during the six months ended June 30, 2019 is summarized as follows:

	Equity Awards	Weighted- average Exercise Price per Share
Outstanding at December 31, 2018	6,466,214	$23.26
Granted(1)	1,923,030	$6.33
Cancelled/forfeited	(1,184,101)	$20.84
Outstanding at June 30, 2019	7,205,143	$19.14

(1) In March 2019, the Company issued a stock option grant to the Company’s recently appointed Chief Commercial Officer to purchase 80,000 shares of common stock at an exercise price equal to the fair market value of the Company’s common stock on the grant date. The grant was awarded as an inducement grant outside of the 2013 Equity Plan. On the first anniversary of the grant date, 25% of the underlying shares become exercisable with the remaining shares vesting on a monthly basis over the subsequent three years, subject to continued service during that time.

Share-based Compensation Expense

The classification of share-based compensation expense is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$3,960	$5,701	$7,893	$11,097
Selling, general and administrative	2,361	4,143	5,210	8,149
Total share-based compensation expense	$6,321	$9,844	$13,103	$19,246

As of June 30, 2019, total unrecognized share-based compensation expense related to unvested equity awards was $49.9 million, which are expected to be recognized over a weighted-average period of 2.6 years. As of June 30, 2019, there was no unrecognized share-based compensation expense related to shares of common stock issued under the ESPP.

8. Company-wide Realignment

On October 18, 2018, the Company effected a Company-wide realignment to increase its efficiency and focus on achieving its corporate goals. For the year ended December 31, 2018, total expense for these activities was $4.0 million, with $1.6 million included in research and development expense and $2.4 million included in selling, general and administrative expense. Total expense was comprised of $7.7 million for severance costs, offset by a $3.7 million reversal of non-cash, stock-based compensation expense related to forfeited, unvested equity awards. As of March 31, 2019, all severance costs had been paid. No expense for these activities was recorded during the three and six months ended June 30, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, all references to “we,” “our,” “us,” “La Jolla” and “the Company” refer to La Jolla Pharmaceutical Company, a California corporation, and our subsidiaries, including La Jolla Pharma, LLC, on a consolidated basis.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and our audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 4, 2019 (the “Form 10-K”).

Forward-looking Statements

The forward-looking statements in this report involve significant risks, assumptions and uncertainties and a number of factors, both foreseen and unforeseen, which could cause actual results to differ materially from our current expectations. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression. Accordingly, you should not rely on forward-looking statements as predictions of future events. Forward-looking statements include, but are not limited to, statements relating to: our ability to successfully commercialize, market and achieve market acceptance of GIAPREZATM (angiotensin II) and our product candidates; our ability to meet the demand for GIAPREZA in a timely manner; potential market sizes for our products and product candidates, including the market for the treatment of septic or distributive shock; the cost of producing GIAPREZA; unforeseen safety issues from the administration of GIAPREZA and our product candidates in patients; the timing and prospects for approval of GIAPREZA by the European Commission (the “EC”) or other regulatory authorities; and if approved, the anticipated timing for commercial availability of GIAPREZA; the scope of product label(s) and potential market sizes, as well as the broader commercial opportunity for GIAPREZA and our product candidates; the impact of pharmaceutical industry regulation and healthcare legislation in the United States; the success of future development activities; the timing for commencement of preclinical studies and clinical studies; the successful and timely completion of clinical studies; the potential timing and results of the clinical studies; the anticipated timing for regulatory filings and regulatory actions; the potential indications for which the Company’s product candidates may be developed; the anticipated treatment of future clinical data by the U.S. Food and Drug Administration (the “FDA”), EMA and other regulatory authorities, including whether such data will be sufficient for approval; and the expected duration over which the Company’s cash balances will fund our operations. The outcomes of the events described in these forward-looking statements are subject to the risks, uncertainties and other factors described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections contained in our Form 10-K, and in other reports and registration statements that we file with the SEC. We expressly disclaim any intent to update forward-looking statements.

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

•
Results of Operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the three and six months ended June 30, 2019 to the results for the three and six months ended June 30, 2018.

•	Liquidity and Capital Resources. This section provides an analysis of our historical cash flows, as well as our future capital requirements.

Business Overview

La Jolla Pharmaceutical Company is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies intended to significantly improve outcomes in patients suffering from life-threatening diseases. GIAPREZATM (angiotensin II), formerly known as LJPC-501, was approved by the FDA on December 21, 2017 as a vasoconstrictor indicated to increase blood pressure in adults with septic or other distributive shock. LJPC-0118 (artesunate) is La Jolla’s investigational product for the treatment of severe malaria. LJPC-401 (synthetic human hepcidin), a clinical-stage investigational product, is being developed for the potential treatment of conditions characterized by iron overload, such as hereditary hemochromatosis, beta thalassemia, sickle cell disease, myelodysplastic syndrome and polycythemia vera.

Program Overview

GIAPREZATM (angiotensin II)

GIAPREZATM (angiotensin II), injection for intravenous infusion, was approved by the FDA on December 21, 2017 as a vasoconstrictor indicated to increase blood pressure in adults with septic or other distributive shock. Angiotensin II is a major bioactive component of the renin-angiotensin-aldosterone system (the “RAAS”). The RAAS is one of three central regulators of blood pressure. In March 2018, we announced the commercial availability of GIAPREZA. GIAPREZA is available in 1 mL single-dose vials, each containing 2.5 mg of angiotensin II (as a sterile liquid) through authorized specialty distributors and select wholesalers.

More than 1 million Americans are affected by shock on an annual basis, with 1 in 3 patients being treated for shock in the intensive care unit. Distributive shock is the most common type of shock in the inpatient setting with approximately 800,000 distributive shock cases in the U.S. each year. Of these cases, an estimated 90% are septic shock patients. Approximately 300,000 do not achieve adequate blood pressure response with standard-of-care vasopressor therapy (catecholamines and vasopressin). The inability to achieve or maintain adequate blood pressure results in inadequate blood flow to the body’s organs and tissue and is associated with a mortality rate exceeding most acute conditions requiring hospitalization. In the European Union (the “EU”), the annual incidence of sepsis in adults is estimated to be more than 500,000, with more than 170,000 progressing to septic shock.

The GIAPREZA clinical development program included a Phase 3 study of GIAPREZA in adult patients with septic or other distributive shock who remained hypotensive despite fluid and vasopressor therapy, known as ATHOS-3 (Angiotensin II for the Treatment of High-Output Shock). In ATHOS-3, patients were randomized in a 1:1 fashion to receive either: (i) GIAPREZA plus standard-of-care vasopressors; or (ii) placebo plus standard-of-care vasopressors. ATHOS-3 completed enrollment of 344 patients in the fourth quarter of 2016. In February 2017, we reported positive top-line results from ATHOS-3, and, in May 2017, the results of ATHOS-3 were published by The New England Journal of Medicine.

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

In June 2018, the Marketing Authorisation Application (the “MAA”) for GIAPREZA was validated by the EMA. Validation of the MAA confirms that the submission is complete and starts the EMA’s centralized review process. This followed our announcement in September 2017 in which we reported that the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) issued favorable Scientific Advice regarding the EU regulatory pathway for GIAPREZA.

In June 2019, the EMA’s CHMP adopted a positive opinion for the MAA for GIAPREZA for the treatment of refractory hypotension in adults with septic or other distributive shock. The CHMP’s positive opinion was sent to the European Commission, which has the authority to approve medicines for the 28 European Union member countries. Approval would also be recognized in Iceland, Norway and Liechtenstein. We expect a final approval decision on the GIAPREZA MAA by the EC in the third quarter of 2019.

LJPC-0118

LJPC-0118 is an investigational product for the treatment of severe malaria. The active pharmaceutical ingredient in LJPC-0118, artesunate, was demonstrated to be superior to quinine in reducing mortality in patients with severe falciparum malaria infection in two randomized, controlled, clinical studies. Severe malaria is a serious and sometimes fatal disease caused by a parasite that commonly infects a certain type of mosquito, which feeds on humans. Symptoms include, but are not limited to: fever, chills, sweating, hypoglycemia and shock. Severe malaria is often complicated by central nervous system infections that may lead to delirium, which may progress to coma. Infections usually occur a few weeks after being bitten. In 2017, an estimated 219 million cases of malaria occurred worldwide, with an estimated 200 million of these cases occurring in the World Health Organization (the “WHO”) African Region, and, in 2013, the global annual incidence of severe malaria was estimated to be 2 million cases. In 2017, an estimated 435,000 people died from malaria worldwide.

In April 2019, the FDA granted Breakthrough Therapy designation for LJPC-0118. Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat serious or life-threatening diseases and for which preliminary clinical evidence indicates substantial improvement over available therapies on clinically significant endpoint(s).

In July 2019, the FDA granted Orphan Drug designation for LJPC-0118 for the treatment of malaria. Orphan Drug designation is designed to incentivize the development of drugs and biological products that treat rare diseases or conditions affecting fewer than 200,000 patients in the U.S. These incentives include: up to seven years of marketing exclusivity if the sponsor is the first to obtain regulatory approval from the FDA; tax credits related to clinical trial expenses; an exemption from the FDA-user fee; and FDA assistance in clinical trial design.

We plan to file a New Drug Application (“NDA”) for LJPC-0118 with the FDA in the fourth quarter of 2019.

LJPC-401

LJPC-401, a clinical-stage investigational product, is our proprietary formulation of synthetic human hepcidin. Hepcidin, an endogenous peptide hormone, is the body’s naturally occurring regulator of iron absorption and distribution. In healthy individuals, hepcidin prevents excessive iron accumulation in vital organs, such as the liver and heart, where it can cause significant damage and even result in death. We are developing LJPC-401 for the potential treatment of iron overload, which occurs as a result of primary iron overload diseases such as hereditary hemochromatosis (“HH”), or secondary iron overload diseases such as beta thalassemia (“BT”), sickle cell disease (“SCD”), myelodysplastic syndrome (“MDS”) and polycythemia vera.

HH is the most common genetic disease in Caucasians. HH is characterized by a genetic mutation that causes excessive iron absorption and accumulation due to hepcidin deficiency or insensitivity. Hepcidin is the body’s naturally occurring regulator of iron absorption and distribution. Without normal levels of hepcidin, excessive amounts of iron accumulate in the body. Symptoms of the disease include joint pain, abdominal pain, fatigue and weakness. If left untreated, HH can lead to liver cirrhosis, liver cancer, heart disease and/or failure and diabetes.

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

In 2015, the EMA Committee for Orphan Medicinal Products (“COMP”) designated LJPC-401 as an orphan medicinal product for the treatment of beta thalassemia intermedia and major. In 2016, the EMA COMP designated LJPC-401 as an orphan medicinal product for the treatment of SCD.

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

In June 2018, two presentations on LJPC-401 were given at the 23rd Congress of the European Hematology Association (the “EHA”). The first was an oral presentation, entitled “A Phase 1, Open-Label Study to Determine the Safety, Tolerability, and Pharmacokinetics of Escalating Doses of LJPC-401 (Synthetic Human Hepcidin) in Patients with Iron Overload.” The second was a poster presentation, entitled “A Phase 1, Placebo-Controlled Study to Determine the Safety, Tolerability, and Pharmacokinetics of Escalating Subcutaneous Doses of LJPC-401 (Synthetic Human Hepcidin) in Healthy Adults.”

LJPC-401 is currently the subject of two clinical studies, LJ401-HH01 in patients with HH and LJ401-BT01 in patients with BT.

LJ401-HH01

In December 2017, we announced the initiation of LJ401-HH01, a Phase 2 clinical study of LJPC‑401 in patients with HH. LJ401-HH01 is a multinational, multicenter, randomized, placebo-controlled, double-blind, Phase 2 study designed to evaluate the safety and efficacy of LJPC-401 as a treatment for HH. The primary efficacy endpoint of the study is the change in transferrin saturation (“TSAT”), a standard measurement of iron levels in the body and one of the two key measurements used to detect iron overload, from baseline to end of treatment (16 weeks). Secondary efficacy endpoints include the requirement for and frequency of phlebotomy procedures during the study.

In June 2019, we announced positive results from the pre-specified interim analysis of LJ401-HH01. The interim analysis of efficacy included 26 patients who had reached the end of the 16-week treatment period (the efficacy population: 12 LJPC-401-treated patients; 14 placebo-treated patients), and the interim analysis of safety included 60 randomized patients (the safety population: 29 LJPC-401-treated patients; 31 placebo-treated patients). Results from the pre-specified interim analysis include following:

•
The change in TSAT from baseline to the end of treatment was statistically significant: LJPC‑401‑treated patients had a mean reduction in TSAT of 42% compared to placebo-treated patients who had a mean reduction of 6% (p<0.0001).

•
The requirement for and frequency of phlebotomy procedures was statistically significant: LJPC-401-treated patients had 0.06 phlebotomies per month compared to placebo-treated patients who had 0.41 phlebotomies per month (p=0.003). There were 3 phlebotomies in 2 LJPC-401-treated patients and 24 phlebotomies in 9 placebo-treated patients.

•
LJPC-401 was well tolerated. The most frequent treatment-emergent adverse events (“TEAEs”) were injection site reactions (“ISRs”), which occurred in 79% of LJPC‑401-treated patients compared to 6% of placebo-treated patients. The ISRs were all mild or moderate in severity, and no ISRs resulted in treatment discontinuation. As of the interim analysis, there were no serious TEAEs reported.

We expect to announce top-line results of LJ401-HH01 in the fourth quarter of 2019.

LJ401-BT01

In September 2016, we announced that we reached agreement with the EMA on the design of a pivotal study of LJPC-401 for the treatment of BT patients suffering from iron overload, a major unmet need in an orphan patient population. In December 2017, we announced the initiation of LJ401-BT01, a pivotal, multinational, multicenter, randomized, controlled study that is designed to evaluate the safety and efficacy of LJPC-401 as a treatment for BT patients who, despite chelation therapy, have cardiac iron levels above normal. The primary efficacy endpoint of this study is the change in iron content in the heart after 6 months, as measured by cardiac magnetic resonance imaging (“MRI”). If this study is successful, we would anticipate filing an MAA for LJPC-401 in the EU.

We expect to announce top-line results of LJ401-BT01 in mid-2020.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Results of Operations

The following table summarizes our results of operations for each of the periods below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net product sales	$5,703	$1,593	$10,098	$2,402
Cost of product sales	(551)	(129)	(1,051)	(187)
Research and development expense	(22,043)	(30,867)	(43,287)	(59,296)
Selling, general and administrative expense	(11,323)	(22,164)	(23,643)	(45,180)
Other expense, net	(2,202)	(1,211)	(4,218)	(1,045)
Net loss	$(30,416)	$(52,778)	$(62,101)	$(103,306)

Net Product Sales

For the three and six months ended June 30, 2019, GIAPREZA net product sales were $5.7 million and $10.1 million, respectively, compared to $1.6 million and $2.4 million, respectively, for the same periods in 2018. La Jolla launched GIAPREZA in the U.S. in March 2018.

Cost of Product Sales

For the three and six months ended June 30, 2019, we recognized cost of product sales of $0.6 million and $1.1 million, respectively, compared to $0.1 million and $0.2 million, respectively, for the same periods in 2018. Cost of product sales primarily included royalty and product manufacturing costs.

In 2017, prior to approval by the FDA, approximately $0.6 million of direct material costs to manufacture GIAPREZA were recorded to research and development expense. As of June 30, 2019, inventory excludes approximately $0.2 million of manufacturing costs that were recorded to research and development expense prior to FDA approval.

Research and Development Expense

The following table summarizes our research and development expense for each of the periods below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Clinical development costs	$6,872	$11,639	$13,885	$21,432
Personnel and related costs	6,410	9,180	13,106	18,344
Share-based compensation expense	3,960	5,701	7,893	11,097
Other research and development costs	4,801	4,347	8,403	8,423
Total research and development expense	$22,043	$30,867	$43,287	$59,296

During the three and six months ended June 30, 2019, research and development expense decreased to $22.0 million and $43.3 million, respectively, from $30.9 million and $59.3 million, respectively, for the same periods in 2018. The decrease was primarily due to reduced clinical development costs, personnel and related costs and share-based compensation expense as a result of our Company-wide realignment in October 2018. We do not expect research and development expense to increase significantly in the near term.

Selling, General and Administrative Expense

The following table summarizes our selling, general and administrative expense for each of the periods below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Personnel and related costs	$5,364	$9,557	$10,886	$19,143
Share-based compensation expense	2,361	4,143	5,210	8,149
Selling and marketing costs	1,471	6,278	3,455	13,374
General and administrative costs	2,127	2,186	4,092	4,514
Total selling, general and administrative expense	$11,323	$22,164	$23,643	$45,180

During the three and six months ended June 30, 2019, selling, general and administrative expense decreased to $11.3 million and $23.6 million, respectively, from $22.2 million and $45.2 million, respectively, for the same periods in 2018. The decrease was due to reduced personnel and related costs and share-based compensation as a result of our Company-wide realignment in October 2018. We do not expect selling, general and administrative expense to increase significantly in the near term.

Other Expense, Net

During the three and six months ended June 30, 2019, other expense increased to $2.2 million and $4.2 million, respectively, from $1.2 million and $1.0 million, respectively, for the same periods in 2018. The increase in expense was due to an increase in interest accrued for our deferred royalty obligation, partially offset by an increase in interest income generated from cash held in savings accounts.

Liquidity and Capital Resources

Since January 2012, when the Company was effectively restarted with new assets and a new management team, through June 30, 2019, our cash used in operating activities was $390.1 million. From inception through June 30, 2019, we have incurred a cumulative net loss of $982.9 million and have financed our operations through public and private offerings of securities, a royalty financing, revenues from collaborative agreements and net product sales, equipment financings and interest income on invested cash balances. As of June 30, 2019, we had $123.4 million in cash, compared to $172.6 million of cash at December 31, 2018. The Company had no debt as of June 30, 2019 and December 31, 2018. Based on our current operating plans and projections, we believe that our cash as of June 30, 2019 will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Cash used for operating activities for the six months ended June 30, 2019, was $49.2 million compared to $83.4 million for the same period in 2018. The decrease in cash used for operating activities was a result of the decrease in our net loss, primarily offset by changes in working capital.

Cash used for investing activities for the six months ended June 30, 2019, was $0.4 million compared to $1.9 million for the same period in 2018. Net cash used in investing activities was the result of purchases of property and equipment.

Cash provided by financing activities for the six months ended June 30, 2019, was $0.5 million compared to $235.8 million for the same period in 2018. The decrease in cash provided by financing activities was primarily the result of $109.8 million of net proceeds from the March 2018 common stock offering and $124.3 million of net proceeds from the royalty financing in May 2018.

Contractual Obligations

In May 2018, we closed a $125.0 million royalty financing agreement (the “Royalty Agreement”) with HealthCare Royalty Partners (“HCR”). Under the terms of the Royalty Agreement, we received $125.0 million in exchange for tiered royalty payments on worldwide net product sales of GIAPREZA. HCR is entitled to receive quarterly royalties on worldwide net product sales of GIAPREZA beginning April 1, 2018. Quarterly payments to HCR under the Royalty Agreement start at a maximum royalty rate, with step-downs based on the achievement of annual net product sales thresholds. Through December 31, 2021, the royalty rate will be a maximum of 10%. Starting January 1, 2022, the maximum royalty rate may increase by 4% if an agreed-upon, cumulative sales threshold has not been met, and, starting January 1, 2024, the maximum royalty rate may increase by an additional 4% if a different agreed-upon, cumulative sales threshold has not been met. The Royalty Agreement is subject to maximum aggregate royalty payments to HCR of 180% of the $125.0 million received by us, at which time the payment obligations under the Royalty Agreement would expire. The Royalty Agreement was entered into by our wholly owned subsidiary, La Jolla Pharma, LLC, and HCR has no recourse under the Royalty Agreement against us or any assets other than GIAPREZA.

In December 2014, we entered into a patent license agreement with the George Washington University (“GW”), which the parties amended and restated on March 1, 2016 and we subsequently assigned to La Jolla Pharma, LLC in connection with its entry into the Royalty Agreement. Pursuant to the amended and restated license agreement, GW exclusively licensed to us certain intellectual property rights relating to GIAPREZA, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA. Under the license agreement, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA. We have paid a one-time license initiation fee, annual maintenance fees, an amendment fee, additional payments following the achievement of certain development and regulatory milestones, and royalty payments. We may be obligated to make additional milestone payments of up to $0.5 million in the aggregate. Following the commencement of commercial sales of GIAPREZA, we are obligated to pay tiered royalties in the low- to mid-single digits on products covered by the licensed rights. The patents and patent applications covered by the GW license agreement are expected to expire between 2029 and 2038, and the obligation to pay royalties under this agreement extends through the last-to-expire patent covering GIAPREZA.

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

La Jolla Pharmaceutical Company

Date:	August 1, 2019	/s/ George Tidmarsh
George Tidmarsh, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis Mulroy
Dennis Mulroy
Chief Financial Officer
(Principal Financial and Accounting Officer)