Form 10-Q
period 2019-09-30
LA JOLLA PHARMACEUTICAL CO
filed 2019-11-12
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of October 25, 2019, there were 27,157,205 shares of common stock outstanding.

LA JOLLA PHARMACEUTICAL COMPANY
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$104,768	$172,604
Accounts receivable, net	1,417	1,381
Inventory, net	1,910	2,020
Prepaid expenses and other current assets	4,783	5,111
Total current assets	112,878	181,116
Property and equipment, net	19,523	22,267
Right-of-use lease asset	15,829	—
Restricted cash	909	909
Total assets	$149,139	$204,292

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$5,338	$8,572
Accrued expenses	9,351	8,485
Accrued payroll and related expenses	5,118	7,509
Lease liability, current portion	2,705	—
Deferred rent, current portion	—	1,370
Total current liabilities	22,512	25,936
Lease liability, less current portion	27,199	—
Deferred rent, less current portion	—	13,609
Deferred royalty obligation, net	124,366	124,323
Other noncurrent liabilities	10,233	4,503
Total liabilities	184,310	168,371
Shareholders’ (deficit) equity:
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 27,147,387 and 26,259,254 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	3	3
Series C-1[2] Convertible Preferred Stock, $0.0001 par value; 11,000 shares authorized, 3,906 shares issued and outstanding at September 30, 2019 and December 31, 2018; and liquidation preference of $3,906 at September 30, 2019 and December 31, 2018	3,906	3,906
Series F Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized, 0 and 2,737 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively; and liquidation preference of $0 and $2,737 at September 30, 2019 and December 31, 2018, respectively	—	2,737
Additional paid-in capital	973,018	950,258
Accumulated deficit	(1,012,098)	(920,983)
Total shareholders’ (deficit) equity	(35,171)	35,921
Total liabilities and shareholders’ (deficit) equity	$149,139	$204,292

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Net product sales	$5,706	$3,470	$15,804	$5,872
Total revenue	5,706	3,470	15,804	5,872
Operating expenses
Cost of product sales	554	256	1,605	443
Research and development	21,182	30,439	64,469	89,735
Selling, general and administrative	10,782	21,139	34,425	66,319
Total operating expenses	32,518	51,834	100,499	156,497
Loss from operations	(26,812)	(48,364)	(84,695)	(150,625)
Other (expense) income
Interest expense	(2,863)	(2,926)	(8,398)	(4,581)
Interest income	501	545	1,818	1,155
Total other expense, net	(2,362)	(2,381)	(6,580)	(3,426)
Net loss	$(29,174)	$(50,745)	$(91,275)	$(154,051)
Net loss per share, basic and diluted	$(1.08)	$(1.93)	$(3.37)	$(6.15)
Weighted-average common shares outstanding, basic and diluted	27,135	26,226	27,093	25,055

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Shareholders’ (Deficit) Equity
(Unaudited)
(in thousands)

	Series C-1[2] Convertible Preferred Stock		Series F Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	4	$3,906	3	$2,737	26,259	$3	$950,258	$(920,983)	$35,921
Share-based compensation expense	—	—	—	—	—	—	6,782	—	6,782
Issuance of common stock under ESPP	—	—	—	—	52	—	283	—	283
Issuance of common stock for conversion of Series F Preferred Stock	—	—	(3)	(2,737)	782	—	2,737	—	—
Cumulative-effect adjustment from adoption of ASU 2018-07	—	—	—	—	—	—	(160)	160	—
Net loss	—	—	—	—	—	—	—	(31,685)	(31,685)
Balance at March 31, 2019	4	3,906	—	—	27,093	3	959,900	(952,508)	11,301
Share-based compensation expense	—	—	—	—	—	—	6,321	—	6,321
Issuance of common stock under ESPP	—	—	—	—	32	—	201	—	201
Net loss	—	—	—	—	—	—	—	(30,416)	(30,416)
Balance at June 30, 2019	4	3,906	—	—	27,125	3	966,422	(982,924)	(12,593)
Share-based compensation expense	—	—	—	—	—	—	6,419	—	6,419
Issuance of common stock under ESPP	—	—	—	—	22	—	177	—	177
Net loss	—	—	—	—	—	—	—	(29,174)	(29,174)
Balance at September 30, 2019	4	$3,906	—	$—	27,147	$3	$973,018	$(1,012,098)	$(35,171)

	Series C-1[2] Convertible Preferred Stock		Series F Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	4	$3,906	3	$2,737	22,167	$2	$803,071	$(721,514)	$88,202
Issuance of common stock for March 2018 financing	—	—	—	—	3,910	1	109,808	—	109,809
Share-based compensation expense	—	—	—	—	—	—	9,402	—	9,402
Exercise of stock options and warrants for common stock	—	—	—	—	77	—	528	—	528
Net loss	—	—	—	—	—	—	—	(50,528)	(50,528)
Balance at March 31, 2018	4	3,906	3	2,737	26,154	3	922,809	(772,042)	157,413
Share-based compensation expense	—	—	—	—	—	—	9,844	—	9,844
Exercise of stock options for common stock	—	—	—	—	65	—	1,188	—	1,188
Net loss	—	—	—	—	—	—	—	(52,778)	(52,778)
Balance at June 30, 2018	4	3,906	3	2,737	26,219	3	933,841	(824,820)	115,667
Share-based compensation expense	—	—	—	—	—	—	9,880	—	9,880
Exercise of stock options for common stock	—	—	—	—	8	—	192	—	192
Net loss	—	—	—	—	—	—	—	(50,745)	(50,745)
Balance at September 30, 2018	4	$3,906	3	$2,737	26,227	$3	$943,913	$(875,565)	$74,994

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(91,275)	$(154,051)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	19,522	29,126
Depreciation expense	3,408	3,245
Loss on disposal of equipment	15	236
Non-cash interest expense	6,971	4,421
Non-cash rent expense	969	—
Changes in operating assets and liabilities:
Accounts receivable, net	(36)	(1,537)
Inventory, net	110	(1,101)
Prepaid expenses and other current assets	328	(2,700)
Accounts payable	(3,234)	(4,914)
Accrued expenses	(332)	5,906
Accrued payroll and related expenses	(2,391)	(73)
Lease liability	(1,873)	—
Deferred rent	—	1,110
Net cash used for operating activities	(67,818)	(120,332)
Investing activities
Purchase of property and equipment	(679)	(2,252)
Net cash used for investing activities	(679)	(2,252)
Financing activities
Proceeds from the issuance of common stock under ESPP	661	—
Net proceeds from royalty financing	—	124,289
Net proceeds from the issuance of common stock	—	109,809
Net proceeds from the exercise of stock options for common stock	—	1,908
Net cash provided by financing activities	661	236,006
Net (decrease) increase in cash and restricted cash	(67,836)	113,422
Cash and restricted cash at beginning of period	173,513	91,824
Cash and restricted cash at end of period	$105,677	$205,246
Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series F Convertible Preferred Stock into common stock	$2,737	$—
Cumulative-effect adjustment from adoption of ASU 2018-07	$(160)	$—
Initial recognition of right-of-use lease asset	$16,798	$—
Reconciliation of cash and restricted cash to the condensed consolidated balance sheets
Cash	$104,768	$204,337
Restricted cash	909	909
Total cash and restricted cash	$105,677	$205,246
See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. Business

La Jolla Pharmaceutical Company (collectively with its wholly-owned subsidiaries, the “Company”) is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies intended to significantly improve outcomes in patients suffering from life-threatening diseases. In December 2017, GIAPREZA™ (angiotensin II) was approved by the U.S. Food and Drug Administration (“FDA”) as a vasoconstrictor indicated to increase blood pressure in adults with septic or other distributive shock. In August 2019, GIAPREZA was approved by the European Commission for the treatment of refractory hypotension in adults with septic or other distributive shock who remain hypotensive despite adequate volume restitution and application of catecholamines and other available vasopressor therapies. LJPC-0118 (artesunate) is La Jolla’s investigational product for the treatment of severe malaria. LJPC-401 (synthetic human hepcidin) is La Jolla's investigational product for the potential treatment of conditions characterized by iron overload. LJPC-401 is being investigated in a pivotal study in beta thalassemia patients with iron overload and in a Phase 2 study in patients with hereditary hemochromatosis.

As of September 30, 2019, the Company had $104.8 million in cash, compared to $172.6 million in cash as of December 31, 2018. Based on the Company’s current operating plans and projections, the Company expects that its existing cash will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 4, 2019 (the “Form 10-K”). The accompanying unaudited condensed consolidated financial statements include the accounts of La Jolla Pharmaceutical Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations for the three and nine months ended September 30, 2019, the condensed consolidated statement of shareholders' (deficit) equity for the three and nine ended September 30, 2019 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2019.

The preparation of the Company’s unaudited condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s unaudited condensed consolidated financial statements and the accompanying notes. Actual results may differ materially from these estimates. Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not affect net loss, shareholders’ equity or cash flows. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated balance sheet as of December 31, 2018 contained in the Form 10-K.

Summary of Significant Accounting Policies

During the nine months ended September 30, 2019, there have been no changes to the Company’s significant accounting policies as described in the Form 10-K, except as described below.

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

The Company’s products are distributed in the U.S. through authorized specialty distributors and select wholesalers (collectively, customers) that resell its products to hospitals, the end users. The following table includes the percentage of U.S. net product sales and accounts receivable balances for the Company’s three major customers, each of which comprised 10% or more of its U.S. net product sales:

	U.S. Net Product Sales		Accounts Receivable
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	As of September 30, 2019
Customer A	32%	32%	27%
Customer B	38%	34%	35%
Customer C	30%	30%	38%
Total	100%	96%	100%

Revenue Recognition

The Company adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers (“ASC 606”) at the time of its first commercial shipment of GIAPREZA in the first quarter of 2018. The Company had no revenue from product sales prior to the first quarter of 2018. There have been no contract assets or liabilities recorded to date relating to product revenue.

Under ASC 606, the Company recognizes revenue when its customers obtain control of the Company’s product, which typically occurs on delivery. Revenue is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods. To determine revenue recognition for contracts with customers within the scope of ASC 606, the Company performs the following 5 steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies the relevant performance obligations.

Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of chargebacks, discounts, returns and administrative fees. Variable consideration is estimated using the expected-value amount method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary materially from the Company’s estimates, the Company will adjust these estimates, which will affect revenue from product sales and earnings in the period such estimates are adjusted. These items include:

•
Chargebacks - Chargebacks are discounts the Company provides to distributors in the event that the sales prices to end users are below the distributors’ acquisition price. This may occur due to a direct contract with a health system, a group purchasing organization (“GPO”) agreement or a sale to a government facility. Chargebacks are estimated based on known chargeback rates and recorded as a reduction of revenue on delivery to the Company’s customers.

•
Discounts - The Company offers customers various forms of incentives and consideration, including prompt-pay and other discounts. The Company estimates discounts primarily based on contractual terms. These discounts are recorded as a reduction of revenue on delivery to the Company’s customers.

•
Returns - The Company offers customers a limited right of return, generally for damaged or expired product. The Company estimates returns based on an internal analysis, which includes actual experience and a review of comparable companies. The estimates for returns are recorded as a reduction of revenue on delivery to the Company’s customers.

•
Administrative Fees - The Company pays administrative fees to GPOs for services and access to data. Additionally, the Company pays an Industrial Funding Fee as part of the U.S. General Services Administration’s Federal Supply Schedules program. These fees are based on contracted terms and are paid after the quarter in which the product was purchased by the applicable GPO or government agency.

The Company will continue to assess its estimates of variable consideration as it accumulates additional historical data and will adjust these estimates accordingly.

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of potential common shares. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Convertible preferred stock, stock options and warrants are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive. As of September 30, 2019 and 2018, there were 13.7 million and 14.3 million potential common shares, respectively, that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting (“ASU 2018-07”). The standard expands the scope of Accounting Standards Codification (“ASC”) Topic 718 to include share-based payment awards granted to nonemployees in exchange for goods and services. ASU 2018-07 is effective for annual and interim reporting periods beginning after December 15, 2018.

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

The Company adopted ASU 2016-02 on January 1, 2019 utilizing the alternative transition method allowed under ASU 2018-11. As a result, the Company recorded a lease liability and right-of-use lease asset of $31.8 million and $16.8 million, respectively, on its balance sheet as of January 1, 2019. The lease liability represents the present value of the remaining lease payments of the Company’s corporate headquarters lease (see Note 4), discounted using the Company’s incremental borrowing rate as of January 1, 2019. The corresponding right-of-use lease asset is recorded based on the lease liability, adjusted for the unamortized lease incentives received and the cumulative difference between rent expense and amounts paid under the corporate headquarters lease. The adoption of ASU 2016-02 did not have a material impact on either the statement of operations or statement of cash flows for the three and nine months ended September 30, 2019.

3. Balance Sheet Details

Restricted Cash

Restricted cash as of September 30, 2019 and December 31, 2018 represents a standby letter of credit for the Company’s building lease in lieu of a security deposit during the term of such lease (see Note 4). There is a requirement to maintain $0.9 million of cash collateral in an account pledged as security for such letter of credit.

Inventory, Net

Inventory, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Work-in-process	$1,129	$1,907
Finished goods	781	113
Total inventory, net	$1,910	$2,020

As of September 30, 2019 and December 31, 2018, total inventory is recorded net of $0.1 million and $0.8 million, respectively, of inventory reserves.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued interest expense	$3,458	$2,260
Accrued clinical study costs	2,793	2,430
Accrued manufacturing costs	1,685	1,823
Accrued other	1,415	1,972
Total accrued expenses	$9,351	$8,485

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

Future minimum lease payments under the Lease as of September 30, 2019 are as follows (in thousands):

2019	$1,000
2020	4,058
2021	4,174
2022	4,294
2023	4,417
Thereafter	18,134
Total future minimum lease payments	36,077
Less: discount	(6,173)
Total lease liability	$29,904

The Company recorded a lease liability for the Lease based on the present value of the Lease payments over the expected Lease term, discounted using the Company’s incremental borrowing rate. The Company recorded a corresponding right-of-use lease asset based on the lease liability, adjusted for incentives received prior to the Lease commencement date. The option to extend the Lease was not recognized as a part of either the Company’s lease liability or right-of-use lease asset. Lease expense for each of the three and nine months ended September 30, 2019 and 2018 was $0.7 million and $2.1 million, respectively. Amortization for the right-of-use lease asset was $0.4 million and $1.0 million for the three and nine months ended September 30, 2019, respectively.

5. Deferred Royalty Obligation

On May 10, 2018, the Company closed a $125.0 million royalty financing agreement (the “Royalty Agreement”) with HealthCare Royalty Partners (“HCR”). Under the terms of the Royalty Agreement, the Company received $125.0 million in exchange for tiered royalty payments on worldwide net product sales of GIAPREZA. HCR is entitled to receive quarterly royalties on worldwide net product sales of GIAPREZA beginning April 1, 2018. Quarterly payments to HCR under the Royalty Agreement start at a maximum royalty rate, with step-downs based on the achievement of annual net product sales thresholds. Through December 31, 2021, the royalty rate will be a maximum of 10%. Starting January 1, 2022, the maximum royalty rate may increase by 4% if an agreed-upon, cumulative sales threshold has not been met, and, starting January 1, 2024, the maximum royalty rate may increase by an additional 4% if a different agreed-upon, cumulative sales threshold has not been met. The Royalty Agreement is subject to maximum aggregate royalty payments to HCR of 180% of the $125.0 million received by the Company. The Royalty Agreement expires when the maximum aggregate royalty payments have been made or on January 1, 2031, whichever comes first. The Royalty Agreement was entered into by the Company’s wholly-owned subsidiary, La Jolla Pharma, LLC, and HCR has no recourse under the Royalty Agreement against La Jolla Pharmaceutical Company or any assets other than GIAPREZA.

On receipt of the $125.0 million payment from HCR, the Company recorded a deferred royalty obligation of $125.0 million, net of issuance costs of $0.7 million. For the three months ended September 30, 2019 and 2018, the Company recognized interest expense, including amortization of the obligation discount, of $2.8 million and $3.0 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company recognized interest expense, including amortization of the obligation discount, of $8.4 million and $4.6 million, respectively. The carrying value of the deferred royalty obligation as of September 30, 2019 was $124.4 million, net of unamortized obligation discount of $0.6 million, and was classified as noncurrent. The related interest expense liability was $13.7 million and $6.8 million as of September 30, 2019 and December 31, 2018, respectively, of which $10.2 million and $4.5 million was classified as other noncurrent liabilities, respectively. During the three and nine months ended September 30, 2019, the Company made royalty payments to HCR of $0.6 million and $1.4 million, respectively, and, as of September 30, 2019, the Company recorded royalty obligations payable of $0.6 million in accrued expenses. The deferred royalty obligation is classified as Level 3 in the ASC 820-10, Fair Value Measurements and Disclosures, three-tier fair value hierarchy, and its carrying value approximates fair value.

In the event of certain material breaches of the Royalty Agreement, HCR would have the right to terminate the Royalty Agreement and demand payment of an amount equal to either $125.0 million, minus aggregate royalties paid to HCR, or $225.0 million, minus aggregate royalties paid to HCR, depending on the type of breach. The Company concluded that certain of these contract provisions that could result in an acceleration of amounts due under the Royalty Agreement are embedded derivatives that require bifurcation from the deferred royalty obligation and fair value recognition. The Company determined the fair value of each derivative by assessing the probability of each event occurring, as well as the potential repayment amounts and timing of such repayments that would result under various scenarios. As a result of this assessment, the Company determined that the fair value of the embedded derivatives is immaterial as of September 30, 2019. Each reporting period, the Company estimates the fair value of the embedded derivatives until the features lapse and/or the termination of the Royalty Agreement. Any change in the fair value of the embedded derivatives will be recorded as either a gain or loss on the consolidated statements of operations.

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

Preferred Stock

In January 2019, the Company issued 782,031 shares of common stock upon the conversion of 2,737 shares of Series F Convertible Preferred Stock. As of September 30, 2019, there were no shares of Series F Convertible Preferred Stock issued and outstanding.

Warrants

In March 2018, the Company issued 43,056 shares of common stock in a cashless exercise of 83,013 warrants to a third-party warrant holder. As of September 30, 2019, the Company had outstanding warrants to purchase 10,000 shares of common stock.

7. Equity Incentive Plans

2013 Equity Incentive Plan

A total of 8,100,000 shares of common stock have been reserved for issuance under the La Jolla Pharmaceutical Company 2013 Equity Incentive Plan (the “2013 Equity Plan”). As of September 30, 2019, 941,077 shares of common stock remained available for future grants under the 2013 Equity Plan.

2018 Employee Stock Purchase Plan

A total of 750,000 shares of common stock have been reserved for issuance under the La Jolla Pharmaceutical Company 2018 Employee Stock Purchase Plan (the “ESPP”). As of September 30, 2019, 611,599 shares of common stock remained available for future grants under the ESPP.

Equity Awards

The activity related to equity awards, which are comprised of stock options and inducement grants, during the nine months ended September 30, 2019 is summarized as follows:

	Equity Awards	Weighted- average Exercise Price per Share
Outstanding at December 31, 2018	6,466,214	$23.26
Granted(1)	1,982,402	$6.43
Cancelled/forfeited	(1,503,029)	$20.62
Outstanding at September 30, 2019	6,945,587	$19.03

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

Share-based Compensation Expense

The classification of share-based compensation expense is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$4,169	$5,895	$12,062	$16,992
Selling, general and administrative	2,250	3,985	7,460	12,134
Total share-based compensation expense	$6,419	$9,880	$19,522	$29,126

As of September 30, 2019, total unrecognized share-based compensation expense related to unvested equity awards was $41.0 million, which is expected to be recognized over a weighted-average period of 2.4 years. As of September 30, 2019, there was no unrecognized share-based compensation expense related to shares of common stock issued under the ESPP.

8. Company-wide Realignment

On October 18, 2018, the Company effected a Company-wide realignment to increase its efficiency and focus on achieving its corporate goals. For the year ended December 31, 2018, total expense for these activities was $4.0 million, with $1.6 million included in research and development expense and $2.4 million included in selling, general and administrative expense. Total expense was comprised of $7.7 million for severance costs, offset by a $3.7 million reversal of non-cash, share-based compensation expense related to forfeited, unvested equity awards. As of March 31, 2019, all severance costs had been paid. No expense for these activities was recorded during the three and nine months ended September 30, 2019.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. We caution investors that forward-looking statements are based on management’s expectations and assumptions as of the date of this Quarterly Report on Form 10-Q and involve substantial risks and uncertainties that could cause the actual outcomes to differ materially from what we currently expect. These risks and uncertainties include, but are not limited to, those associated with: GIAPREZA™ (angiotensin II) sales; cash used in operating activities; regulatory actions relating to La Jolla’s products by the U.S. Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”) and/or other regulatory authorities; the outcomes of clinical studies of La Jolla’s products; and other risks and uncertainties identified in our filings with the U.S. Securities and Exchange Commission. Forward-looking statements in this Quarterly Report on Form 10-Q apply only as of the date made, and we undertake no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances. The outcomes of the events described in these forward-looking statements are subject to the risks, uncertainties and other factors described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections contained in our Form 10-K, and in other reports and registration statements that we file with the SEC.

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

•
Results of Operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the three and nine months ended September 30, 2019 to the results for the three and nine months ended September 30, 2018.

•	Liquidity and Capital Resources. This section provides an analysis of our historical cash flows, as well as our future capital requirements.

Business Overview

La Jolla Pharmaceutical Company is a biopharmaceutical company focused on the discovery, development and commercialization of innovative therapies intended to significantly improve outcomes in patients suffering from life-threatening diseases. In December 2017, GIAPREZA was approved by the FDA as a vasoconstrictor indicated to increase blood pressure in adults with septic or other distributive shock. In August 2019, GIAPREZA was approved by the European Commission (“EC”) for the treatment of refractory hypotension in adults with septic or other distributive shock who remain hypotensive despite adequate volume restitution and application of catecholamines and other available vasopressor therapies. LJPC-0118 (artesunate) is La Jolla’s investigational product for the treatment of severe malaria. LJPC-401 (synthetic human hepcidin) is La Jolla’s investigational product for the potential treatment of conditions characterized by iron overload. LJPC-401 is being investigated in a pivotal study in beta thalassemia patients with iron overload and in a Phase 2 study in patients with hereditary hemochromatosis.

Program Overview

GIAPREZATM (angiotensin II)

GIAPREZATM (angiotensin II), injection for intravenous infusion, was approved by the FDA in December 2017 as a vasoconstrictor indicated to increase blood pressure in adults with septic or other distributive shock and by the EC in August 2019 for the treatment of refractory hypotension in adults with septic or other distributive shock who remain hypotensive despite adequate volume restitution and application of catecholamines and other available vasopressor therapies. Angiotensin II is a major bioactive component of the renin-angiotensin-aldosterone system (the “RAAS”). The RAAS is one of three central regulators of blood pressure. In March 2018, we announced the commercial availability of GIAPREZA in the U.S. GIAPREZA is available in 1 mL single-dose vials, each containing 2.5 mg of angiotensin II (as a sterile liquid) through authorized specialty distributors and select wholesalers.

More than 1 million Americans are affected by shock on an annual basis, with 1 in 3 patients being treated for shock in the intensive care unit. Distributive shock is the most common type of shock in the inpatient setting, with approximately 800,000 distributive shock cases in the U.S. each year. Of these cases, an estimated 90% are septic shock patients. Approximately 300,000 patients do not achieve adequate blood pressure response with standard-of-care vasopressor therapy (catecholamines and vasopressin). The inability to achieve or maintain adequate blood pressure results in inadequate blood flow to the body’s organs and tissue and is associated with a mortality rate exceeding most acute conditions requiring hospitalization. In the European Union (the “EU”), the annual incidence of sepsis in adults is estimated to be more than 500,000, with more than 170,000 progressing to septic shock.

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

The analysis of the ATHOS-3 primary efficacy endpoint, defined as the percentage of patients achieving a pre-specified target blood pressure response, was highly statistically significant: 23% of the 158 placebo-treated patients had a blood pressure response compared to 70% of the 163 GIAPREZA-treated patients (p<0.00001). In addition, there was a consistent trend toward longer survival over the 28-day study period: 22% reduction in mortality risk through day 28 [hazard ratio=0.78 (0.57-1.07), p=0.12] for GIAPREZA-treated patients.

In this critically ill patient population: 92% of placebo-treated patients compared to 87% of GIAPREZA-treated patients experienced at least one adverse event, and 22% of placebo-treated patients compared to 14% of GIAPREZA-treated patients discontinued treatment due to an adverse event.

LJPC-0118

LJPC-0118 (artesunate) is an investigational product for the treatment of severe malaria. The active pharmaceutical ingredient in LJPC-0118, artesunate, was demonstrated to be superior to quinine in reducing mortality in patients with severe falciparum malaria infection in two randomized, controlled, clinical studies. Severe malaria is a serious and sometimes fatal disease caused by a parasite that commonly infects a certain type of mosquito, which feeds on humans. Symptoms include, but are not limited to: fever, chills, sweating, hypoglycemia and shock. Severe malaria is often complicated by central nervous system infections that may lead to delirium, which may progress to coma. Infections usually occur a few weeks after being bitten. In 2017, an estimated 219 million cases of malaria occurred worldwide, with an estimated 200 million of these cases occurring in the World Health Organization (the “WHO”) African Region, and, in 2013, the global annual incidence of severe malaria was estimated to be 2 million cases. In 2017, an estimated 435,000 people died from malaria worldwide.

In April 2019, the FDA granted Breakthrough Therapy designation for LJPC-0118. Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat serious or life-threatening diseases and for which preliminary clinical evidence indicates substantial improvement over available therapies on clinically significant endpoint(s).

In July 2019, the FDA granted Orphan Drug designation for LJPC-0118 for the treatment of malaria. Orphan Drug designation is designed to incentivize the development of drugs and biological products that treat rare diseases or conditions affecting fewer than 200,000 patients in the U.S. These incentives include: up to seven years of marketing exclusivity if the sponsor is the first to obtain regulatory approval from the FDA; tax credits related to clinical study expenses; an exemption from the FDA-user fee; and FDA assistance in clinical study design.

La Jolla plans to file a New Drug Application (“NDA”) with the FDA for LJPC-0118 for the treatment of severe malaria in the fourth quarter of 2019.

LJPC-401

LJPC-401 (synthetic human hepcidin) is La Jolla’s investigational product for the potential treatment of conditions characterized by iron overload. Hepcidin, an endogenous peptide hormone, is the body’s naturally occurring regulator of iron absorption and distribution. In healthy individuals, hepcidin prevents excessive iron accumulation in vital organs, such as the liver and heart, where it can cause significant damage and even result in death. We are developing LJPC-401 for the potential treatment of iron overload, which occurs as a result of primary iron overload diseases such as hereditary hemochromatosis (“HH”), or secondary iron overload diseases such as beta thalassemia (“BT”), sickle cell disease (“SCD”), myelodysplastic syndrome (“MDS”) and polycythemia vera.

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

There are no FDA-approved therapies for HH, and the current standard treatment for HH is a blood removal procedure known as phlebotomy. Each phlebotomy procedure, which is usually conducted at a hospital, medical office or blood center, typically involves the removal of approximately one pint of blood. The required frequency of procedures varies by patient but often ranges from one-to-two times per week for an initial period after diagnosis and once every one-to-three months for life. Since most of the body’s iron is stored in red blood cells, chronic removal of blood can effectively lower iron levels if a phlebotomy regimen is adhered to. However, phlebotomy procedures may cause and may be associated with pain, bruising and scarring at the venous puncture site, joint pain, fatigue and dizziness during and following the procedure and disruption of daily activities. Furthermore, phlebotomy is not appropriate in patients with poor venous access, anemia or heart disease.

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

LJPC-401 is currently the subject of two clinical studies: LJ401-HH01 in patients with HH and LJ401-BT01 in patients with BT.

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

In June 2019, we announced positive results from the pre-specified interim analysis of LJ401-HH01. The interim analysis of efficacy included 26 patients who had reached the end of the 16-week treatment period (the efficacy population: 12 LJPC-401-treated patients; 14 placebo-treated patients), and the interim analysis of safety included 60 randomized patients (the safety population: 29 LJPC-401-treated patients; 31 placebo-treated patients). Results from the pre-specified interim analysis include the following:

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

We expect to announce top-line results of LJ401-BT01 in the second half of 2020.

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

There have been no material changes to the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed on March 4, 2019, except for the lease policy disclosed in Note 2 to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

The following table summarizes our results of operations for each of the periods below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net product sales	$5,706	$3,470	$15,804	$5,872
Cost of product sales	(554)	(256)	(1,605)	(443)
Research and development expense	(21,182)	(30,439)	(64,469)	(89,735)
Selling, general and administrative expense	(10,782)	(21,139)	(34,425)	(66,319)
Other expense, net	(2,362)	(2,381)	(6,580)	(3,426)
Net loss	$(29,174)	$(50,745)	$(91,275)	$(154,051)

Net Product Sales

For the three and nine months ended September 30, 2019, GIAPREZA U.S. net product sales were $5.7 million and $15.8 million, respectively, compared to $3.5 million and $5.9 million, respectively, for the same periods in 2018. La Jolla launched GIAPREZA in the U.S. in March 2018.

Cost of Product Sales

For the three and nine months ended September 30, 2019, we recognized cost of product sales of $0.6 million and $1.6 million, respectively, compared to $0.3 million and $0.4 million, respectively, for the same periods in 2018. Cost of product sales primarily included royalty and product manufacturing costs.

In 2017, prior to approval by the FDA, approximately $0.6 million of direct material costs to manufacture GIAPREZA were recorded to research and development expense. As of September 30, 2019, inventory excludes approximately $0.2 million of manufacturing costs that were recorded to research and development expense prior to FDA approval.

Research and Development Expense

The following table summarizes our research and development expense for each of the periods below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Clinical development costs	$7,097	$10,937	$20,982	$32,369
Personnel and related costs	6,224	8,413	19,330	26,757
Share-based compensation expense	4,169	5,895	12,062	16,992
Other research and development costs	3,692	5,194	12,095	13,617
Total research and development expense	$21,182	$30,439	$64,469	$89,735

During the three months ended September 30, 2019, research and development expense decreased to $21.2 million from $30.4 million for the same period in 2018, or a decrease of $9.2 million. Clinical development costs decreased by $3.8 million due to a decrease of $2.6 million in costs related to our clinical development program for LJPC-0118 and a decrease of $2.0 million in clinical and regulatory activities for GIAPREZA. These decreases were partially offset by a $0.8 million increase in costs related to our clinical development programs for LJPC-401. Personnel and related costs decreased by $2.2 million primarily due to a Company-wide realignment to increase our efficiency and focus on achieving our corporate goals. Share-based compensation expense decreased by $1.7 million due to a decrease in the weighted-average fair value of unvested share-based compensation awards outstanding. Other research and development costs decreased by $1.5 million due to decreased costs to support our pre-clinical development programs.

During the nine months ended September 30, 2019, research and development expense decreased to $64.5 million from $89.7 million for the same period in 2018, or a decrease of $25.2 million. Clinical development costs decreased by $11.4 million primarily due to decreases in costs of: $7.8 million related to clinical and regulatory activities for GIAPREZA; $3.1 million related to our clinical development program for LJPC-0118; and $2.0 million in other costs to support our clinical development programs. These decreases were partially offset by a $1.5 million increase in costs related to our clinical development programs for LJPC-401. Personnel and related costs decreased by $7.4 million primarily due to a Company-wide realignment to increase our efficiency and focus on achieving our corporate goals. Share-based compensation expense decreased by $4.9 million due to a decrease in the weighted-average fair value of unvested share-based compensation awards outstanding. Other research and development costs decreased by $1.5 million due to decreased costs to support our pre-clinical development programs.

We do not expect research and development expense to increase significantly in the near term.

Selling, General and Administrative Expense

The following table summarizes our selling, general and administrative expense for each of the periods below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Personnel and related costs	$4,979	$9,232	$15,865	$28,375
Share-based compensation expense	2,250	3,985	7,460	12,134
Selling and marketing costs	1,509	5,706	4,964	19,080
General and administrative costs	2,044	2,216	6,136	6,730
Total selling, general and administrative expense	$10,782	$21,139	$34,425	$66,319

During the three months ended September 30, 2019, selling, general and administrative expense decreased to $10.8 million from $21.1 million for the same period in 2018, or a decrease of $10.3 million. Personnel and related costs decreased by $4.3 million primarily due to a Company-wide realignment to increase our efficiency and focus on achieving our corporate goals. Selling and marketing costs decreased by $4.2 million due to initial GIAPREZA-related launch initiatives in 2018. Share-based compensation expense decreased by $1.7 million due to a decrease in the weighted-average fair value of unvested share-based compensation awards outstanding.

During the nine months ended September 30, 2019, selling, general and administrative expense decreased to $34.4 million from $66.3 million for the same period in 2018, or a decrease of $31.9 million. Selling and marketing costs decreased by $14.1 million due to initial GIAPREZA-related launch initiatives in 2018. Personnel and related costs decreased by $12.5 million primarily due to a Company-wide realignment to increase our efficiency and focus on achieving our corporate goals. Share-based compensation expense decreased by $4.7 million due to a decrease in the weighted-average fair value of unvested share-based compensation awards outstanding. Other general and administrative costs decreased by $0.6 million.

We do not expect selling, general and administrative expense to increase significantly in the near term.

Other Expense, Net

During the three months ended September 30, 2019 and 2018, other expenses were $2.4 million. During the nine months ended September 30, 2019, other expense increased to $6.6 million from $3.4 million for the same period in 2018. The increase in expense was due to an increase in interest accrued for our deferred royalty obligation, partially offset by an increase in interest income generated from cash held in savings accounts.

Liquidity and Capital Resources

Since January 2012, when the Company was effectively restarted with new assets and a new management team, through September 30, 2019, our cash used in operating activities was $408.7 million. As of September 30, 2019, we had an accumulated deficit of $1,012.1 million and have financed our operations through public and private offerings of securities, a royalty financing, revenues from collaborative agreements and net product sales, equipment financings and interest income on invested cash balances. As of September 30, 2019, we had $104.8 million in cash, compared to $172.6 million of cash at December 31, 2018. Based on our current operating plans and projections, we believe that our existing cash will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Cash used for operating activities for the nine months ended September 30, 2019 was $67.8 million, compared to $120.3 million for the same period in 2018. The decrease in cash used for operating activities was a result of the decrease in our net loss, primarily offset by changes in non-cash expenses and working capital.

Cash used for investing activities for the nine months ended September 30, 2019 was $0.7 million, compared to $2.3 million for the same period in 2018. Net cash used in investing activities was the result of purchases of property and equipment.

Cash provided by financing activities for the nine months ended September 30, 2019 was $0.7 million, compared to $236.0 million for the same period in 2018. The decrease in cash provided by financing activities was primarily the result of the receipt of $109.8 million of net proceeds from the March 2018 common stock offering and $124.3 million of net proceeds from the royalty financing in May 2018 (see Note 5).

Contractual Obligations

In May 2018, we closed a $125.0 million royalty financing agreement (the “Royalty Agreement”) with HealthCare Royalty Partners (“HCR”). Under the terms of the Royalty Agreement, we received $125.0 million in exchange for tiered royalty payments on worldwide net product sales of GIAPREZA. HCR is entitled to receive quarterly royalties on worldwide net product sales of GIAPREZA beginning April 1, 2018. Quarterly payments to HCR under the Royalty Agreement start at a maximum royalty rate, with step-downs based on the achievement of annual net product sales thresholds. Through December 31, 2021, the royalty rate will be a maximum of 10%. Starting January 1, 2022, the maximum royalty rate may increase by 4% if an agreed-upon, cumulative sales threshold has not been met, and, starting January 1, 2024, the maximum royalty rate may increase by an additional 4% if a different agreed-upon, cumulative sales threshold has not been met. The Royalty Agreement is subject to maximum aggregate royalty payments to HCR of 180% of the $125.0 million received by us. The Royalty Agreement expires when the maximum aggregate royalty payments have been made or on January 1, 2031, whichever comes first. The Royalty Agreement was entered into by our wholly owned subsidiary, La Jolla Pharma, LLC, and HCR has no recourse under the Royalty Agreement against La Jolla Pharmaceutical Company or any assets other than GIAPREZA.

In December 2014, we entered into a patent license agreement with the George Washington University (“GW”), which the parties amended and restated on March 1, 2016 and we subsequently assigned to La Jolla Pharma, LLC in connection with its entry into the Royalty Agreement. Pursuant to the amended and restated license agreement, GW exclusively licensed to us certain intellectual property rights relating to GIAPREZA, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA. Under the license agreement, we are obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA. We have paid a one-time license initiation fee, annual maintenance fees, an amendment fee, additional payments following the achievement of certain development and regulatory milestones, and royalty payments. As a result of the EC’s approval of GIAPREZA in August 2019, we will make a milestone payment to GW in the amount of $0.5 million in the fourth quarter of 2019. Additional milestones may be payable to GW for additional indications for which GIAPREZA is approved, with each such additional indication resulting in potential milestone payments of up to $1.1 million. Following the commencement of commercial sales of GIAPREZA, we are obligated to pay a 6% royalty on products covered by the licensed rights. The patents and patent applications covered by the GW license agreement are expected to expire between 2029 and 2038, and the obligation to pay royalties under this agreement extends through the last-to-expire patent covering GIAPREZA.

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

La Jolla Pharmaceutical Company

Date:	November 12, 2019	/s/ George Tidmarsh
George Tidmarsh, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis Mulroy
Dennis Mulroy
Chief Financial Officer
(Principal Financial and Accounting Officer)