Form 10-Q
period 2020-03-31
LA JOLLA PHARMACEUTICAL CO
filed 2020-05-04
CIK 920465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

As of April 29, 2020, there were 27,298,836 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$77,219	$87,820
Accounts receivable, net	3,552	2,960
Inventory, net	1,960	2,211
Prepaid expenses and other current assets	3,383	4,467
Total current assets	86,114	97,458
Property and equipment, net	16,038	18,389
Right-of-use lease asset	15,146	15,491
Restricted cash	909	909
Total assets	$118,207	$132,247

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,895	$4,177
Accrued expenses	7,675	9,312
Accrued payroll and related expenses	3,649	8,332
Lease liability, current portion	2,828	2,766
Total current liabilities	16,047	24,587
Lease liability, less current portion	25,745	26,481
Deferred royalty obligation, net	124,392	124,379
Other noncurrent liabilities	13,692	12,790
Total liabilities	179,876	188,237
Commitments and contingencies (Note 6)
Shareholders’ deficit:
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 27,276,734 and 27,195,469 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	3	3
Series C-1[2] Convertible Preferred Stock, $0.0001 par value; 11,000 shares authorized, 3,906 shares issued and outstanding at March 31, 2020 and December 31, 2019; and liquidation preference of $3,906 at March 31, 2020 and December 31, 2019	3,906	3,906
Additional paid-in capital	980,344	977,432
Accumulated deficit	(1,045,922)	(1,037,331)
Total shareholders’ deficit	(61,669)	(55,990)
Total liabilities and shareholders’ deficit	$118,207	$132,247

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue
Net product sales	$7,591	$4,395
Total revenue	7,591	4,395
Operating expenses
Cost of product sales	716	500
Research and development	9,183	21,244
Selling, general and administrative	8,152	12,320
Total operating expenses	18,051	34,064
Loss from operations	(10,460)	(29,669)
Other income (expense)
Interest expense	(2,406)	(2,729)
Interest income	190	713
Other income—related party	4,085	—
Total other income (expense), net	1,869	(2,016)
Net loss	$(8,591)	$(31,685)
Net loss per share, basic and diluted	$(0.32)	$(1.17)
Weighted-average common shares outstanding, basic and diluted	27,238	27,035

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Shareholders’ (Deficit) Equity
(Unaudited)
(in thousands)

	Series C-1[2] Convertible Preferred Stock		Series F Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	4	$3,906	—	$—	27,195	$3	$977,432	$(1,037,331)	$(55,990)
Share-based compensation expense	—	—	—	—	—	—	2,407	—	2,407
Issuance of common stock under 2013 Equity Plan	—	—	—	—	44	—	305	—	305
Issuance of common stock under ESPP	—	—	—	—	38	—	200	—	200
Net loss	—	—	—	—	—	—	—	(8,591)	(8,591)
Balance at March 31, 2020	4	$3,906	—	$—	27,277	$3	$980,344	$(1,045,922)	$(61,669)

	Series C-1[2] Convertible Preferred Stock		Series F Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	4	$3,906	3	$2,737	26,259	$3	$950,258	$(920,983)	$35,921
Share-based compensation expense	—	—	—	—	—	—	6,782	—	6,782
Issuance of common stock under ESPP	—	—	—	—	52	—	283	—	283
Issuance of common stock for conversion of Series F Preferred Stock	—	—	(3)	(2,737)	782	—	2,737	—	—
Cumulative-effect adjustment from adoption of ASU 2018-07	—	—	—	—	—	—	(160)	160	—
Net loss	—	—	—	—	—	—	—	(31,685)	(31,685)
Balance at March 31, 2019	4	$3,906	—	$—	27,093	$3	$959,900	$(952,508)	$11,301

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(8,591)	$(31,685)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	2,407	6,711
Depreciation and amortization expense	1,060	1,130
Loss on disposal of equipment	148	15
Non-cash interest expense	1,682	2,310
Non-cash rent expense	345	316
Changes in operating assets and liabilities:
Accounts receivable, net	(592)	(618)
Inventory, net	251	43
Prepaid expenses and other current assets	1,084	(28)
Accounts payable	(2,282)	(5,531)
Accrued expenses	(2,404)	742
Accrued payroll and related expenses	(4,683)	(5,473)
Lease liability	(674)	(618)
Net cash used for operating activities	(12,249)	(32,686)
Investing activities
Proceeds from the sale of property and equipment	1,143	—
Purchase of property and equipment	—	(184)
Net cash provided by (used for) investing activities	1,143	(184)
Financing activities
Net proceeds from issuance of common stock under 2013 Equity Plan	305	—
Net proceeds from issuance of common stock under ESPP	200	283
Net cash provided by financing activities	505	283
Net decrease in cash and restricted cash	(10,601)	(32,587)
Cash and restricted cash at beginning of period	88,729	173,513
Cash and restricted cash at end of period	$78,128	$140,926
Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series F Convertible Preferred Stock into common stock	$—	$2,737
Cumulative-effect adjustment from adoption of ASU 2018-07	$—	$(160)
Initial recognition of right-of-use lease asset	$—	$16,798
Reconciliation of cash and restricted cash to the condensed consolidated balance sheets
Cash	$77,219	$140,017
Restricted cash	909	909
Total cash and restricted cash	$78,128	$140,926
See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Business

La Jolla Pharmaceutical Company (collectively with its wholly owned subsidiaries, the “Company”) is dedicated to the development and commercialization of innovative therapies that improve outcomes in patients suffering from life-threatening diseases. In December 2017, GIAPREZATM (angiotensin II) was approved by the U.S. Food and Drug Administration (“FDA”) as a vasoconstrictor indicated to increase blood pressure in adults with septic or other distributive shock. GIAPREZA U.S. net sales were $23.1 million in 2019 compared to $10.1 million in 2018, an increase of 129%. GIAPREZA U.S. net sales were $7.6 million for the three months ended March 31, 2020 compared to $4.4 million for the same period in 2019, an increase of 73%. In August 2019, GIAPREZA was approved by the European Commission (“EC”) for the treatment of refractory hypotension in adults with septic or other distributive shock who remain hypotensive despite adequate volume restitution and application of catecholamines and other available vasopressor therapies. LJPC-0118 (I.V. artesunate) is La Jolla’s investigational product for the treatment of severe malaria.

As of March 31, 2020 and December 31, 2019, the Company had cash of $77.2 million and $87.8 million, respectively. Based on the Company’s current operating plans and projections, the Company expects that its existing cash will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020 (the “Form 10-K”). The accompanying condensed consolidated financial statements include the accounts of La Jolla Pharmaceutical Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and the accompanying notes. Actual results may differ materially from these estimates. Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not affect net loss, shareholders’ (deficit) equity or cash flows. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated balance sheet as of December 31, 2019 contained in the Form 10-K.

Summary of Significant Accounting Policies

During the three months ended March 31, 2020, there have been no changes to the Company’s significant accounting policies as described in the Form 10-K.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and accounts receivable. The Company maintains its cash in checking and savings accounts at federally insured financial institutions in excess of federally insured limits.

During the three months ended March 31, 2020, 329 hospitals in the U.S. purchased GIAPREZA. Hospitals purchase our products through a network of specialty and wholesale distributors (“Customers”). The Company does not believe that the loss of one of these distributors would significantly impact the ability to distribute GIAPREZA, as the Company expects that sales volume would be absorbed by the remaining distributors. The following table includes the percentage of U.S. net product sales and accounts receivable balances for the Company’s three major Customers, each of which comprised 10% or more of its U.S. net product sales:

	U.S. Net Product Sales	Accounts Receivable
	Three Months Ended March 31, 2020	As of March 31, 2020
Customer A	38%	32%
Customer B	29%	32%
Customer C	31%	34%
Total	98%	98%

Revenue Recognition

The Company has adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 606—Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue when its customers obtain control of the Company’s product, which typically occurs on delivery. Revenue is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods. To determine revenue recognition for contracts with customers within the scope of ASC 606, the Company performs the following 5 steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies the relevant performance obligations. There have been no contract assets or liabilities recorded to date relating to product sales.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements and has concluded that there are no recently issued accounting pronouncements that may have a material effect on the Company’s results of operations, financial condition or cash flows based on current information.

3. Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of potential common shares. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Convertible preferred stock, stock options and warrants are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive. As of March 31, 2020 and 2019, there were 11.6 million and 14.3 million potential common shares, respectively, that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.

4. Balance Sheet Details

Restricted Cash

Restricted cash as of March 31, 2020 and December 31, 2019 represents a standby letter of credit for the Company’s building lease in lieu of a security deposit during the term of such lease (see Note 5). There is a requirement to maintain $0.9 million of cash collateral in an account pledged as security for such letter of credit.

Inventory, Net

Inventory, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Work-in-process	$1,331	$1,505
Finished goods	629	706
Total inventory, net	$1,960	$2,211

As of March 31, 2020 and December 31, 2019, total inventory is recorded net of inventory reserves of $36,000 and $80,000, respectively.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Lab equipment	$6,752	$9,665
Furniture and fixtures	2,549	2,598
Computer hardware	1,296	1,296
Software	733	733
Leasehold improvements	14,504	14,504
Total property and equipment, gross	25,834	28,796
Accumulated depreciation and amortization	(9,796)	(10,407)
Total property and equipment, net	$16,038	$18,389

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued interest expense	$3,459	$2,692
Accrued clinical study costs	2,300	3,496
Accrued manufacturing costs	638	1,339
Accrued other	1,278	1,785
Total accrued expenses	$7,675	$9,312

5. Deferred Royalty Obligation

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

On receipt of the $125.0 million payment from HCR, the Company recorded a deferred royalty obligation of $125.0 million, net of issuance costs of $0.7 million. For the three months ended March 31, 2020 and 2019, the Company recognized interest expense, including amortization of the obligation discount, of $2.4 million and $2.7 million, respectively. The carrying value of the deferred royalty obligation as of March 31, 2020 was $124.4 million, net of unamortized obligation discount of $0.6 million, and was classified as noncurrent. The related accrued interest expense was $17.2 million and $15.5 million as of March 31, 2020 and December 31, 2019, respectively, of which $13.7 million and $12.8 million was classified as other noncurrent liabilities, respectively. During the three months ended March 31, 2020, the Company made royalty payments to HCR of $0.7 million, and, as of March 31, 2020, the Company recorded royalty obligations payable of $0.8 million in accrued expenses. The deferred royalty obligation is classified as Level 3 in the ASC 820-10, three-tier fair value hierarchy, and its carrying value approximates fair value.

Under the terms of the Royalty Agreement, La Jolla Pharma, LLC has certain obligations, including the obligation to use commercially reasonable and diligent efforts to commercialize GIAPREZA. If La Jolla Pharma, LLC is held to not have met these obligations, HCR would have the right to terminate the Royalty Agreement and demand payment from La Jolla Pharma, LLC of either $125.0 million or $225.0 million (depending on which obligation La Jolla Pharma, LLC is held to not have met), minus aggregate royalties already paid to HCR. In the event that La Jolla Pharma, LLC fails to timely pay such amount if and when due, HCR would have the right to foreclose on the GIAPREZA-related assets. The Company concluded that certain of these contract provisions that could result in an acceleration of amounts due under the Royalty Agreement are embedded derivatives that require bifurcation from the deferred royalty obligation and fair value recognition. The Company determined the fair value of each derivative by assessing the probability of each event occurring, as well as the potential repayment amounts and timing of such repayments that would result under various scenarios. As a result of this assessment, the Company determined that the fair value of the embedded derivatives is immaterial as of March 31, 2020 and December 31, 2019. Each reporting period, the Company estimates the fair value of the embedded derivatives until the features lapse and/or the termination of the Royalty Agreement. Any change in the fair value of the embedded derivatives will be recorded as either a gain or loss on the consolidated statements of operations.

6. Commitments and Contingencies

Lease Commitments

On December 29, 2016, the Company entered into an agreement with BMR-Axiom LP to lease office and laboratory space as its corporate headquarters located at 4550 Towne Centre Court, San Diego, California (the “Lease”) for a period of 10 years commencing on October 30, 2017 (the “Initial Lease Term”). The Company has an option to extend the Lease for an additional 5 years at the end of the Initial Lease Term.

The Company provided a standby letter of credit for $0.9 million in lieu of a security deposit. This amount will decrease to $0.6 million after year two of the Initial Lease Term and decrease to $0.3 million after year 5 of the Initial Lease Term. As of March 31, 2020, $0.9 million was pledged as collateral for such letter of credit and recorded as restricted cash. The annual rent under the Lease is subject to escalation during the term. In addition to rent, the Lease requires the Company to pay certain taxes, insurance and operating costs relating to the leased premises. The Lease contains customary default provisions, representations, warranties and covenants. The Lease is classified as an operating lease.

Future minimum lease payments under the Lease as of March 31, 2020 are as follows (in thousands):

2020	$3,048
2021	4,174
2022	4,294
2023	4,417
2024	4,544
Thereafter	13,590
Total future minimum lease payments	34,067
Less: discount	(5,494)
Total lease liability	$28,573

The Company recorded a lease liability for the Lease based on the present value of the Lease payments over the Initial Lease Term, discounted using the Company’s incremental borrowing rate. The Company recorded a corresponding right-of-use lease asset based on the lease liability, adjusted for incentives received prior to the Lease commencement date. The option to extend the Initial Lease Term was not recognized as a part of either the Company’s lease liability or right-of-use lease asset. Lease expense was $0.7 million for each of the three months ended March 31, 2020 and 2019. Amortization for the right-of-use lease asset was $0.3 million for each of the three months ended March 31, 2020 and 2019.

Contingencies

From time to time, the Company may become subject to claims and litigation arising in the ordinary course of business. The Company is not a party to any material legal proceedings, nor is it aware of any material pending or threatened litigation.

7. Shareholders’ Equity

Preferred Stock

As of March 31, 2020 and 2019, 3,906 shares of Series C-12 Convertible Preferred Stock (“Series C-12 Preferred”) were issued, outstanding and convertible into 6,735,378 shares of common stock. In January 2019, the Company issued 782,031 shares of common stock upon the conversion of 2,737 shares of Series F Convertible Preferred Stock. As of March 31, 2020 and 2019, there were no shares of Series F Convertible Preferred Stock issued and outstanding.

Warrants

As of March 31, 2020 and 2019, the Company had outstanding warrants to purchase 10,000 shares of common stock and did not recognize share-based compensation expense for these outstanding warrants for the three months ended March 31, 2020 and 2019.

8. Equity Incentive Plans

2013 Equity Incentive Plan

A total of 9,600,000 shares of common stock have been reserved for issuance under the La Jolla Pharmaceutical Company 2013 Equity Incentive Plan (the “2013 Equity Plan”). As of March 31, 2020, 4,534,427 shares of common stock remained available for future grants under the 2013 Equity Plan.

2018 Employee Stock Purchase Plan

A total of 750,000 shares of common stock have been reserved for issuance under the La Jolla Pharmaceutical Company 2018 Employee Stock Purchase Plan (the “ESPP”). As of March 31, 2020, 531,721 shares of common stock remained available for future grants under the ESPP.

Equity Awards

The activity related to equity awards, which are comprised of stock options and inducement grants, during the three months ended March 31, 2020 is summarized as follows:

	Equity Awards	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	5,616,840	$19.5
Granted	675,007	$5.35
Exercised	(44,258)	$6.89
Cancelled/forfeited	(1,395,352)	$21.17
Outstanding at March 31, 2020	4,852,237	$17.17	6.49 years	$34,649
Exercisable at March 31, 2020	2,838,302	$21.19	4.78 years	$—

Share-based Compensation Expense

The classification of share-based compensation expense is summarized as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$1,563	$3,899
Selling, general and administrative	844	2,812
Total share-based compensation expense	$2,407	$6,711

As of March 31, 2020, total unrecognized share-based compensation expense related to unvested equity awards was $17.3 million, which is expected to be recognized over a weighted-average period of 2.3 years. As of March 31, 2020, there was no unrecognized share-based compensation expense related to shares of common stock issued under the ESPP.

9. Other Income—Related Party

The Company has a non-voting profits interest in a related party, which provides the Company with the potential to receive a portion of the future distributions of profits, if any. Investment funds affiliated with the Chairman of the Company’s board of directors have a controlling interest in the related party. During the three months ended March 31, 2020, the Company received distributions of $4.1 million in connection with this profits interest.

10. George Washington University License

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

11. Company-wide Realignment

On December 2, 2019, the Board of Directors of the Company approved a restructuring plan that reduced the Company’s headcount (the “Realignment”). The Realignment did not result in any reductions in headcount in the Company’s commercial organization supporting GIAPREZA. For the year ended December 31, 2019, total expense was comprised of $5.8 million for one-time termination benefits to the affected employees, including severance and health care benefits, offset by a $0.9 million reversal of non-cash, share-based compensation expense related to forfeited, unvested equity awards. As of March 31, 2020, the Company had paid $3.9 million of the $5.8 million cash severance and health care benefits charges, and the remaining $1.9 million of the cash severance and health care benefits charges were included in accrued payroll and related expenses. The Company expects to make substantially all of the remaining payments resulting from the Realignment in the second quarter of 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2020 (the “Form 10-K”).

Forward-looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, and such statements may involve substantial risks and uncertainties. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, future expenses, financing needs, plans or intentions relating to acquisitions, business trends and other information referred to under this section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” “anticipate,” “target,” “forecast” or the negative of these terms and similar expressions intended to identify forward-looking statements. Forward-looking statements are not historical facts and reflect our current views with respect to future events. Forward-looking statements are also based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other factors are described under “Risk Factors” in Item 1A of our Form 10-K for the year ended December 31, 2019 and under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q. We caution you that these risks, uncertainties and other factors may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. All forward-looking statements in this Quarterly Report on Form 10-Q apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

Business Overview

La Jolla Pharmaceutical Company is dedicated to the development and commercialization of innovative therapies that improve outcomes in patients suffering from life-threatening diseases. In December 2017, GIAPREZATM (angiotensin II) was approved by the U.S. Food and Drug Administration (“FDA”) as a vasoconstrictor indicated to increase blood pressure in adults with septic or other distributive shock. GIAPREZA U.S. net sales were $23.1 million in 2019 compared to $10.1 million in 2018, an increase of 129%. GIAPREZA U.S. net sales were $7.6 million for the three months ended March 31, 2020 compared to $4.4 million for the same period in 2019, an increase of 73%. In August 2019, GIAPREZA was approved by the European Commission (“EC”) for the treatment of refractory hypotension in adults with septic or other distributive shock who remain hypotensive despite adequate volume restitution and application of catecholamines and other available vasopressor therapies. LJPC‑0118 (I.V. artesunate) is La Jolla’s investigational product for the treatment of severe malaria.

Product Portfolio
a U.S.: GIAPREZA is a vasoconstrictor to increase blood pressure in adults with septic or other distributive shock.
European Union: GIAPREZA is indicated for the treatment of refractory hypotension in adults with septic or other distributive shock who remain hypotensive despite adequate volume restitution and application of catecholamines and other available vasopressor therapies.
b This is a proposed indication. LJPC-0118 (I.V. artesunate) is investigational and not approved by any regulatory authority.

GIAPREZATM (angiotensin II)

In December 2017, GIAPREZATM (angiotensin II) was approved by the FDA as a vasoconstrictor indicated to increase blood pressure in adults with septic or other distributive shock. In August 2019, GIAPREZA was approved by the EC for the treatment of refractory hypotension in adults with septic or other distributive shock who remain hypotensive despite adequate volume restitution and application of catecholamines and other available vasopressor therapies. GIAPREZA mimics the body’s endogenous angiotensin II peptide, which is central to the renin-angiotensin-aldosterone system, which in turn regulates blood pressure. Prescribing information for GIAPREZA is available at www.giapreza.com. The European Summary of Product Characteristics is available on the EMA website: www.ema.europa.eu/en/medicines/human/EPAR/giapreza. Information contained on or accessible through these websites is not a part of this Quarterly Report on Form 10-Q, and the inclusion of these website addresses are inactive textual references only. GIAPREZA is marketed in the U.S. by La Jolla Pharmaceutical Company on behalf of La Jolla Pharma, LLC, its wholly owned subsidiary.

LJPC-0118 (I.V. artesunate)

LJPC-0118 (I.V. artesunate) is La Jolla’s investigational product for the treatment of severe malaria. The active pharmaceutical ingredient in LJPC-0118, artesunate, was compared to quinine in patients with severe falciparum malaria infection in two randomized, active-controlled, clinical studies. In both studies, in-hospital mortality in the artesunate group was statistically significantly lower than in-hospital mortality in the quinine group. The FDA granted Breakthrough Therapy designation and Orphan Drug designation for LJPC-0118 for the treatment of malaria in April 2019 and July 2019, respectively. La Jolla filed a New Drug Application (“NDA”) with the FDA for LJPC-0118 for the treatment of severe malaria in the second half of 2019. Severe malaria is a serious and sometimes fatal disease caused by a parasite that commonly infects a certain type of mosquito. Symptoms include: fever, chills, sweating, hypoglycemia and shock. In 2013, an estimated 2 million cases of severe malaria occurred worldwide. In 2018, an estimated 405,000 people died from malaria worldwide. La Jolla may be eligible to receive a tropical disease Priority Review Voucher (“PRV”) for LJPC-0118, as malaria is defined as a disease qualifying for a tropical disease PRV under Section 524 of the U.S. Federal Food, Drug, and Cosmetic Act.

Components of our Results of Operations

The following table summarizes our results of operations for each of the periods below (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Net product sales	$7,591	$4,395	$3,196
Cost of product sales	(716)	(500)	(216)
Research and development expense	(9,183)	(21,244)	12,061
Selling, general and administrative expense	(8,152)	(12,320)	4,168
Other income (expense), net	1,869	(2,016)	3,885
Net loss	$(8,591)	$(31,685)	$23,094

Net Product Sales

Net product sales consist solely of revenue recognized from sales of GIAPREZA to hospitals in the U.S. through a network of specialty and wholesaler distributors (“Customers”). GIAPREZA U.S. net sales were $7.6 million for the three months ended March 31, 2020 compared to $4.4 million for the same period in 2019.

Cost of Product Sales

Cost of product sales primarily consists of royalties paid or payable to George Washington University and the costs to produce, package and deliver GIAPREZA to our Customers. These costs include raw materials, labor and manufacturing and quality control, as well as shipping and distribution costs. For the three months ended March 31, 2020, cost of product sales was $0.7 million compared to $0.5 million for the same period in 2019.

Research and Development Expense

Research and development expense consists of non-personnel and personnel expenses. The following table summarizes these expenses for each of the periods below (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Non-personnel expenses:
LJPC-401	$1,531	$3,915	$(2,384)
GIAPREZA	1,081	1,398	(317)
LJPC-0118	513	1,022	(509)
Other programs	—	1,563	(1,563)
Facility	1,436	1,791	(355)
Other	474	960	(486)
Total non-personnel expense	$5,035	$10,649	$(5,614)
Personnel expenses:
Salaries, bonuses and benefits	2,585	6,696	(4,111)
Share-based compensation expense	1,563	3,899	(2,336)
Total personnel expense	$4,148	$10,595	$(6,447)
Total research and development expense	$9,183	$21,244	$(12,061)

During the three months ended March 31, 2020, total research and development non-personnel expense decreased primarily as a result of decreases in LJPC-401- and other programs-related expenses. During the three months ended March 31, 2020, total research and development personnel expense, including share-based compensation expense, decreased as a result of reduced headcount in 2020 from a Company-wide realignment in November 2019.

Selling, General and Administrative Expense

Selling, general and administrative expense consists of non-personnel and personnel expenses. The following table summarizes these expenses for each of the periods below (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Non-personnel expenses:
Sales and marketing	$1,223	$2,021	$(798)
Professional fees	871	956	(85)
Facility	493	380	113
Other	586	629	(43)
Total non-personnel expense	$3,173	$3,986	$(813)
Personnel expenses:
Salaries, bonuses and benefits	4,135	5,522	(1,387)
Share-based compensation expense	844	2,812	(1,968)
Total personnel expense	$4,979	$8,334	$(3,355)
Total selling, general and administrative expense	$8,152	$12,320	$(4,168)

During the three months ended March 31, 2020, total selling, general and administrative non-personnel expense decreased primarily as a result of decreases in sales and marketing-related expenses. During the three months ended March 31, 2020, total selling, general and administrative personnel expense, including share-based compensation expense, decreased as a result of reduced headcount in 2020 from a Company-wide realignment in November 2019. This realignment did not result in any reductions in headcount in the Company’s commercial organization supporting GIAPREZA.

Other Income (Expense), Net

Other income (expense), net primarily consists of distributions in connection with our non-voting profits interest in a related party, interest accrued for our deferred royalty obligation and interest income generated from cash held in savings accounts. During the three months ended March 31, 2020, other income (expense), net increased to $1.9 million from $2.0 million for the same period in 2019, an increase of $3.9 million. This increase was primarily due to the receipt of distributions of $4.1 million in connection with the Company’s non-voting profits interest in a related party and a $0.3 million decrease in interest accrued for our deferred royalty obligation, partially offset by a $0.5 million decrease in interest income generated from cash held in savings accounts.

Liquidity and Capital Resources

Since January 2012, when the Company was effectively restarted, through March 31, 2020, our cash used in operating activities was $438.1 million. As of March 31, 2020, we had an accumulated deficit of $1,045.9 million and have financed our operations through public and private offerings of securities, a royalty financing, revenues from net product sales, interest income on invested cash balances and other income.

As of March 31, 2020 and December 31, 2019, we had cash of $77.2 million and $87.8 million, respectively. Based on our current operating plans and projections, we believe that our existing cash will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Cash used for operating activities was $12.2 million and $32.7 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in cash used for operating activities was a result of decreases in our net loss and changes in working capital, partially offset by decreased non-cash expenses.

Cash provided by investing activities for the three months ended March 31, 2020 was $1.1 million, compared to cash used for investing activities of $0.2 million for the same period in 2019. The increase in net cash provided by investing activities resulted from the sale of property and equipment.

Cash provided by financing activities was $0.5 million and $0.3 million for the three months ended March 31, 2020 and for the same period in 2019, respectively. The increase in cash provided by financing activities was primarily the result of net proceeds from issuance of common stock under employee stock plans.

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

Critical Accounting Estimates

We believe the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Form 10-K for the year ended December 31, 2019 are most critical to understanding and evaluating our reported financial results. During the three months ended March 31, 2020, there have been no material changes to the critical accounting policies and estimates as described in Item 7 of our Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934 and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to claims and litigation arising in the ordinary course of business. We are not a party to any material legal proceedings, nor are we aware of any material pending or threatened litigation.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K, except for the additional risk factor set forth below.

The ongoing COVID-19 pandemic may disrupt our operations and affect our ability to sell GIAPREZATM (angiotensin II).

We are unable to accurately predict the full impact that the ongoing Coronavirus Disease 2019 (“COVID-19”) pandemic will have on our results from operations, financial condition and our ability to sell GIAPREZATM (angiotensin II), our only commercial product, due to numerous factors that are not within our control, including the duration and severity of the outbreak. Stay-at-home orders, business closures, travel restrictions, supply chain disruptions and employee illness or quarantines could result in disruptions to our operations, which could adversely impact our results from operations and financial condition. In addition, the COVID-19 pandemic has resulted in ongoing volatility in financial markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets relating to the COVID-19 pandemic, our operations and financial condition could be adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company

Date:	May 4, 2020	/s/ Dennis Mulroy
Dennis Mulroy
Chief Financial Officer
(Principal Executive, Principal Financial and Accounting Officer)