Form 10-Q
period 2020-09-30
LA JOLLA PHARMACEUTICAL CO
filed 2020-11-09
CIK 920465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 1-36282

LA JOLLA PHARMACEUTICAL COMPANY

(Exact name of registrant as specified in its charter)

California	33-0361285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4747 Executive Drive, Suite 240, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 207-4264

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	LJPC	The Nasdaq Capital Market

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

As of November 3, 2020, there were 27,381,195 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,760	$87,820
Accounts receivable, net	3,929	2,960
Inventory, net	7,274	2,211
Prepaid expenses and other current assets	3,240	4,467
Total current assets	42,203	97,458
Property and equipment, net	284	18,389
Right-of-use lease assets	2,150	15,491
Restricted cash	699	909
Intangible assets, net	15,261	-
Goodwill	20,123	-
Total assets	$80,720	$132,247

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,928	$4,177
Accrued expenses	7,683	9,312
Accrued payroll and related expenses	6,164	8,332
Lease liabilities, current portion	985	2,766
Total current liabilities	18,760	24,587
Lease liabilities, less current portion	1,249	26,481
Deferred royalty obligation, net	124,421	124,379
Other noncurrent liabilities	21,805	12,790
Total liabilities	$166,235	$188,237
Commitments and contingencies (Note 6)
Shareholders’ deficit:
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 27,378,048 and 27,195,469 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	3	3
Series C-1[2] Convertible Preferred Stock, $0.0001 par value; 11,000 shares authorized, 3,906 shares issued and outstanding at September 30, 2020 and December 31, 2019; and liquidation preference of $3,906 at September 30, 2020 and December 31, 2019	3,906	3,906
Additional paid-in capital	983,850	977,432
Accumulated deficit	(1,073,274)	(1,037,331)
Total shareholders’ deficit	(85,515)	(55,990)
Total liabilities and shareholders’ deficit	$80,720	$132,247

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
Net product sales	$9,072	$5,706	$22,468	$15,804
Total revenue	9,072	5,706	22,468	15,804
Operating expenses
Cost of product sales	2,489	554	4,013	1,605
Research and development	3,617	21,182	21,581	64,469
Selling, general and administrative	12,493	10,782	29,322	34,425
Total operating expenses	18,599	32,518	54,916	100,499
Loss from operations	(9,527)	(26,812)	(32,448)	(84,695)
Other income (expense)
Interest expense	(2,526)	(2,863)	(7,402)	(8,398)
Interest income	12	501	234	1,818
Other income—related party	-	-	4,085	-
Other income (expense)	281	-	(412)	-
Total other income (expense), net	(2,233)	(2,362)	(3,495)	(6,580)
Net loss	$(11,760)	$(29,174)	$(35,943)	$(91,275)
Net loss per share, basic and diluted	$(0.43)	$(1.08)	$(1.32)	$(3.37)
Weighted-average common shares outstanding, basic and diluted	27,368	27,135	27,311	27,093

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Consolidated Statements of Shareholders’ (Deficit) Equity

(Unaudited)

(in thousands)

	Series C-1[2] Convertible Preferred Stock		Series F Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders' (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	4	$3,906	-	$-	27,195	$3	$977,432	$(1,037,331)	$(55,990)
Share-based compensation expense	-	-	-	-	-	-	2,407	-	2,407
Issuance of common stock under 2013 Equity Plan	-	-	-	-	44	-	305	-	305
Issuance of common stock under ESPP	-	-	-	-	38	-	200	-	200
Net loss	-	-	-	-	-	-	-	(8,591)	(8,591)
Balance at March 31, 2020	4	3,906	-	-	27,277	3	980,344	(1,045,922)	(61,669)
Share-based compensation expense	-	-	-	-	-	-	1,590	-	1,590
Issuance of common stock under 2013 Equity Plan	-	-	-	-	50	-	300	-	300
Issuance of common stock under ESPP	-	-	-	-	32	-	159	-	159
Net loss	-	-	-	-	-	-	-	(15,592)	(15,592)
Balance at June 30, 2020	4	3,906	-	-	27,359	3	982,393	(1,061,514)	(75,212)
Share-based compensation expense	-	-	-	-	-	-	1,388	-	1,388
Issuance of common stock under ESPP	-	-	-	-	19	-	69	-	69
Net loss	-	-	-	-	-	-	-	(11,760)	(11,760)
Balance at September 30, 2020	4	$3,906	-	$-	27,378	$3	$983,850	$(1,073,274)	$(85,515)

	Series C-1[2] Convertible Preferred Stock		Series F Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders' (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	4	$3,906	3	$2,737	26,259	$3	$950,258	$(920,983)	$35,921
Share-based compensation expense	-	-	-	-	-	-	6,782	-	6,782
Issuance of common stock under ESPP	-	-	-	-	52	-	283	-	283
Issuance of common stock for conversion of Series F Preferred Stock	-	-	(3)	(2,737)	782	-	2,737	-	-
Cumulative-effect adjustment from adoption of ASU 2018-07	-	-	-	-	-	-	(160)	160	-
Net loss	-	-	-	-	-	-	-	(31,685)	(31,685)
Balance at March 31, 2019	4	3,906	-	-	27,093	3	959,900	(952,508)	11,301
Share-based compensation expense	-	-	-	-	-	-	6,321	-	6,321
Issuance of common stock under ESPP	-	-	-	-	32	-	201	-	201
Net loss	-	-	-	-	-	-	-	(30,416)	(30,416)
Balance at June 30, 2019	4	3,906	-	-	27,125	3	966,422	(982,924)	(12,593)
Share-based compensation expense	-	-	-	-	-	-	6,419	-	6,419
Issuance of common stock under ESPP	-	-	-	-	22	-	177	-	177
Net loss	-	-	-	-	-	-	-	(29,174)	(29,174)
Balance at September 30, 2019	4	$3,906	-	$-	27,147	$3	$973,018	$(1,012,098)	$(35,171)

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities
Net loss	$(35,943)	$(91,275)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	5,385	19,522
Depreciation expense	2,155	3,408
Inventory fair value step-up adjustment included in cost of product sales	1,186	-
Amortization of intangible assets	259	-
Amortization of right-of-use lease assets	1,091	969
Non-cash interest expense	5,339	6,971
Loss on short-term investments	502	-
Loss on disposal of property and equipment, net of gain on lease termination	59	15
Changes in operating assets and liabilities:
Accounts receivable, net	218	(36)
Inventory, net	(1,482)	110
Prepaid expenses and other current assets	2,445	328
Accounts payable	(1,649)	(3,234)
Accrued expenses	(5,786)	(332)
Accrued payroll and related expenses	(2,168)	(2,391)
Lease liabilities	(1,969)	(1,873)
Net cash used for operating activities	(30,358)	(67,818)
Investing activities
Acquisition of Tetraphase, net of cash, cash equivalents and restricted cash acquired	(33,513)	-
Proceeds from the sale of property and equipment	3,070	-
Purchases of property and equipment	-	(679)
Proceeds from the sale of short-term investments	2,497	-
Purchases of short-term investments	(2,999)	-
Net cash used for investing activities	(30,945)	(679)
Financing activities
Net proceeds from issuance of common stock under 2013 Equity Plan	605	-
Net proceeds from issuance of common stock under ESPP	428	661
Net cash provided by financing activities	1,033	661
Net decrease in cash, cash equivalents and restricted cash	(60,270)	(67,836)
Cash, cash equivalents and restricted cash, beginning of period	88,729	173,513
Cash, cash equivalents and restricted cash, end of period	$28,459	$105,677
Supplemental disclosure of non-cash investing and financing activities
Conversion of Series F Convertible Preferred Stock into common stock	$-	$2,737
Cumulative-effect adjustment from adoption of ASU 2018-07	$-	$(160)
Initial recognition of right-of-use lease asset	$-	$16,798
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$27,760	$104,768
Restricted cash	699	909
Total cash, cash equivalents and restricted cash	$28,459	$105,677

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

On July 28, 2020, La Jolla completed its acquisition of Tetraphase Pharmaceuticals, Inc. (“Tetraphase”), a biopharmaceutical company focused on commercializing XERAVA, for $43 million in upfront cash plus potential future cash payments of up to $16 million. The Company’s consolidated financial results for periods ending September 30, 2020 and beyond include Tetraphase’s financial results subsequent to the acquisition closing date of July 28, 2020 (see Note 12).

As of September 30, 2020 and December 31, 2019, the Company had cash and cash equivalents of $27.8 million and $87.8 million, respectively. Based on the Company’s current operating plans and projections, the Company expects that its existing cash and cash equivalents will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and the accompanying notes. Actual results may differ materially from these estimates. Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not affect net loss, shareholders’ (deficit) equity or cash flows. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated balance sheet as of December 31, 2019 contained in the Form 10-K.

Summary of Significant Accounting Policies

During the nine months ended September 30, 2020, other than the short-term investments, business combinations, intangible assets and goodwill policies described below, there have been no changes to the Company’s significant accounting policies as described in the Form 10-K.

Short-term investments

Short-term investments are comprised of marketable equity securities that are “available-for-sale,” as such term is defined by the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 320. Marketable equity securities are classified as current assets. Short-term investments are measured at fair value, and unrealized gains and losses are recorded in other income (expense), net in the consolidated statements of operations. Overnight sweep accounts are classified as cash and cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and accounts receivable. The Company maintains its cash in checking and savings accounts at federally insured financial institutions in excess of federally insured limits.

During the nine months ended September 30, 2020, 468 hospitals in the U.S. purchased GIAPREZA. During the nine months ended September 30, 2020, 646 hospitals in the U.S. purchased XERAVA. Hospitals purchase our products through a network of specialty and wholesale distributors (“Customers”). The Company does not believe that the loss of one of these distributors would significantly impact the ability to distribute GIAPREZA or XERAVA, as the Company expects that sales volume would be absorbed by the remaining distributors. The following table includes the percentage of U.S. net product sales and accounts receivable balances for the Company’s three major Customers, each of which comprised 10% or more of its U.S. net product sales:

	U.S. Net Product Sales		Accounts Receivable
	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020	As of September 30, 2020
Customer A	37%	38%	28%
Customer B	33%	32%	34%
Customer C	26%	27%	33%
Total	96%	97%	95%

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

Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of chargebacks, discounts, returns and administrative fees. Variable consideration is estimated using the expected-value amount method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary materially from the Company’s estimates, the Company will adjust these estimates, which will affect revenue from product sales and earnings in the period such estimates are adjusted. These items include:

•

Chargebacks—Chargebacks are discounts the Company provides to distributors in the event that the sales prices to end users are below the distributors’ acquisition price. This may occur due to a direct contract with a health system, a group purchasing organization (“GPO”) agreement or a sale to a government facility. Chargebacks are estimated based on known chargeback rates and recorded as a reduction of revenue on delivery to Customers.

•

Discounts—The Company offers Customers various forms of incentives and consideration, including prompt-pay and other discounts. The Company estimates discounts primarily based on contractual terms. These discounts are recorded as a reduction of revenue on delivery to Customers.

•

Returns—The Company offers Customers a limited right of return, generally for damaged or expired product. The Company estimates returns based on an internal analysis, which includes actual experience. The estimates for returns are recorded as a reduction of revenue on delivery to Customers.

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

Business Combinations

The Company accounts for business combinations using the acquisition method pursuant to FASB ASC Topic 805. This method requires, among other things, that results of operations of acquired companies are included in La Jolla's financial results beginning on the respective acquisition dates, and that assets acquired and liabilities assumed are recognized at fair value as of the acquisition date. Intangible assets acquired in a business combination are recorded at fair value using a discounted cash flow model. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, the cost of capital and terminal values from the perspective of a market participant. Any excess of the fair value of consideration transferred (the “Purchase Price”) over the fair values of the net assets acquired is recognized as goodwill. Contingent consideration liabilities are recognized as part of the Purchase Price at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent consideration liabilities will be included in other income (expense), net in the consolidated statements of operations. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other acquisition-related costs are expensed when incurred.

Intangible Assets

Intangible assets acquired in a business combination are initially recorded at fair value. Intangible assets with a definite useful life are amortized on a straight-line basis over the estimated useful life of the related assets. Intangible assets with an indefinite useful life are not amortized.

The Company reviews its intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Fair value is estimated through discounted cash flow models to project cash flows from the asset.

Goodwill

Goodwill represents the excess of the Purchase Price over the fair value of the net assets acquired as of the acquisition date. Goodwill has an indefinite useful life and is not amortized.

The Company reviews its goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the Company may exceed its fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the Company is less than its carrying amount, including goodwill. If that is not the case, the Company has completed its goodwill impairment test and does not recognize an impairment charge. However, if that is the case, the Company performs a quantitative impairment test, and, if the carrying amount of the Company exceeds its fair value, then the Company will recognize an impairment charge for the amount by which its carrying amount exceeds its fair value, not to exceed the carrying amount of the goodwill.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements and has concluded that there are no recently issued accounting pronouncements that may have a material effect on the Company’s results of operations, financial condition or cash flows based on current information.

3.  Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of potential common shares. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Convertible preferred stock and stock options are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive. As of September 30, 2020 and 2019, there were 10.0 million and 13.7 million potential common shares, respectively, that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.

4.  Balance Sheet Details

Restricted Cash

Restricted cash as of September 30, 2020 consists of: (i) a $0.5 million security deposit for the Company’s field force corporate credit card program; (ii) a $0.2 million standby letter of credit provided in lieu of a security deposit for the Watertown Lease (see Note 6); and (iii) a $40,000 security deposit for the Company’s corporate purchasing credit card. Restricted cash as of December 31, 2019 consists of a $0.9 million standby letter of credit provided in lieu of a security deposit for the San Diego Lease (see Note 6).

Inventory, Net

Inventory, net consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$802	$-
Work-in-process	2,340	1,505
Finished goods	4,132	706
Total inventory, net	$7,274	$2,211

As of September 30, 2020, inventory, net includes $2.1 million of the fair value step-up adjustment to Tetraphase’s inventory recorded in connection with the acquisition of Tetraphase (see Note 12). As of September 30, 2020 and December 31, 2019, total inventory is recorded net of inventory reserves of $0.2 million and $0.1 million, respectively.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Software	$733	$733
Furniture and fixtures	598	2,598
Leasehold improvements	386	14,504
Computer hardware	310	1,296
Lab equipment	-	9,665
Total property and equipment, gross	2,027	28,796
Accumulated depreciation and amortization	(1,743)	(10,407)
Total property and equipment, net	$284	$18,389

The Company recorded a loss of approximately $12.9 million, net of $3.1 million of cash proceeds, in other income (expense), net, related to the disposal of tenant improvements and certain equipment in connection with the termination of the San Diego Lease. The $12.9 million loss is recorded in the consolidated statements of cash flows net of the gain from the termination of the San Diego Lease (see Note 6).

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Technology	$14,000	$-
Trade name	1,520	-
Total intangible assets, gross	15,520	-
Accumulated amortization	(259)	-
Total intangible assets, net	$15,261	$-

The intangible assets were recorded in connection with the acquisition of Tetraphase (see Note 12).

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued interest expense	$3,870	$2,692
Accrued manufacturing costs	1,449	1,339
Accrued clinical study costs	426	3,496
Accrued other	1,938	1,785
Total accrued expenses	$7,683	$9,312

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued interest expense	$16,909	$12,790
Fair value of CVRs (see Note 12)	2,610	-
Paycheck Protection Program loan	2,286	-
Total other noncurrent liabilities	$21,805	$12,790

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

On receipt of the $125.0 million payment from HCR, the Company recorded a deferred royalty obligation of $125.0 million, net of issuance costs of $0.7 million. For the three months ended September 30, 2020 and 2019, the Company recognized interest expense, including amortization of the obligation discount, of $2.5 million and $2.8 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company recognized interest expense, including amortization of the obligation discount, of $7.4 million and $8.4 million, respectively. The carrying value of the deferred royalty obligation as of September 30, 2020 was $124.4 million, net of unamortized obligation discount of $0.6 million, and was classified as noncurrent. The related accrued interest expense was $20.8 million and $15.5 million as of September 30, 2020 and December 31, 2019, respectively, of which $16.9 million and $12.8 million was classified as other noncurrent liabilities, respectively. During the three and nine months ended September 30, 2020, the Company made royalty payments to HCR of $0.6 million and $2.1 million, respectively, and, as of September 30, 2020, the Company recorded royalty obligations payable of $0.7 million in accrued expenses. The deferred royalty obligation is classified as Level 3 in the ASC Topic 820-10, three-tier fair value hierarchy, and its carrying value approximates fair value.

Under the terms of the Royalty Agreement, La Jolla Pharma, LLC has certain obligations, including the obligation to use commercially reasonable and diligent efforts to commercialize GIAPREZA. If La Jolla Pharma, LLC is held to not have met these obligations, HCR would have the right to terminate the Royalty Agreement and demand payment from La Jolla Pharma, LLC of either $125.0 million or $225.0 million (depending on which obligation La Jolla Pharma, LLC is held to not have met), minus aggregate royalties already paid to HCR. In the event that La Jolla Pharma, LLC fails to timely pay such amount if and when due, HCR would have the right to foreclose on the GIAPREZA-related assets. The Company concluded that certain of these contract provisions that could result in an acceleration of amounts due under the Royalty Agreement are embedded derivatives that require bifurcation from the deferred royalty obligation and fair value recognition. The Company determined the fair value of each derivative by assessing the probability of each event occurring, as well as the potential repayment amounts and timing of such repayments that would result under various scenarios. As a result of this assessment, the Company determined that the fair value of the embedded derivatives is immaterial as of September 30, 2020 and December 31, 2019. Each reporting period, the Company estimates the fair value of the embedded derivatives until the features lapse and/or the termination of the Royalty Agreement. Any change in the fair value of the embedded derivatives will be recorded as either a gain or loss on the consolidated statements of operations.

6.  Commitments and Contingencies

Lease Commitments

San Diego Lease

On December 29, 2016, the Company entered into an agreement with BMR-Axiom LP (the “Landlord”) to lease office and laboratory space as its corporate headquarters located at 4550 Towne Centre Court, San Diego, California (the “San Diego Lease”) for a period of 10 years commencing on October 30, 2017 (the “Initial Lease Term”). The Company had an option to extend the San Diego Lease for an additional 5 years at the end of the Initial Lease Term.

On August 6, 2020, La Jolla received notice from the Landlord that the Landlord exercised its option to terminate the San Diego Lease effective August 31, 2020. The Landlord exercised its right to terminate the San Diego Lease and recapture the property after La Jolla provided notice to the Landlord of its intent to assign the San Diego Lease. In connection with the termination of the San Diego Lease, La Jolla will have no further obligations under the San Diego Lease after the August 31, 2020 termination date, including with respect to future payments under the San Diego Lease. The Company recorded a non-cash gain of approximately $12.9 million as other income (expense), net, in connection with the write-off of the lease liability and corresponding right-of-use lease asset. The $12.9 million gain is recorded in the consolidated statements of cash flows net of the loss on disposal of property and equipment in connection with the termination of the San Diego Lease (see Note 4).

The Company provided a standby letter of credit for $0.9 million in lieu of a security deposit. This amount decreased to $0.6 million after year two of the Initial Lease Term. As of September 30, 2020, there was no cash pledged as collateral for such letter of credit and recorded as restricted cash.

As of September 30, 2020, there was no lease liability and corresponding right-of-use asset related to the San Diego Lease. Lease expense for the San Diego Lease was $0.5 million and $1.8 million for the three and nine months ended September 30, 2020, respectively, and was $0.7 million and $2.1 million for the three and nine months ended September 30, 2019, respectively.

Watertown Lease

On November 16, 2006, Tetraphase entered into an agreement with ARE-480 Arsenal Street, LLC, to lease office and laboratory space as its corporate headquarters located at 480 Arsenal Way, Watertown, Massachusetts (the “Watertown Lease”). The Watertown Lease originally provided for an expiration on November 30, 2019. In November 2018, Tetraphase entered into an Eighth Amendment to the Watertown Lease to extend the term of the lease through November 30, 2022 (the “Lease Term”). In January 2020, Tetraphase entered into a Ninth Amendment to the Watertown Lease to surrender a portion of its leased space, which reduced the leased premises by a total of 15,899 square feet from approximately 37,438 square feet to approximately 21,539 square feet. Total aggregate remaining payments under the Watertown lease as of July 28, 2020 were $2.6 million.

Tetraphase provided a standby letter of credit for $0.2 million in lieu of a security deposit. As of September 30, 2020, $0.2 million of cash was pledged as collateral for such letter of credit and recorded as restricted cash. The annual rent under the Watertown Lease is subject to escalation during the Lease Term. In addition to rent, the Watertown Lease requires the Company to pay certain taxes, insurance and operating costs relating to the leased premises (collectively, “Lease Operating Costs”). The Watertown Lease contains customary default provisions, representations, warranties and covenants. The Watertown Lease is classified as an operating lease.

Future minimum lease payments, excluding Lease Operating Costs, under the Watertown Lease as of September 30, 2020 are as follows (in thousands):

2020	$281
2021	1,138
2022	1,027
Thereafter	-
Total future minimum lease payments	2,446
Less: discount	(212)
Total lease liabilities	$2,234

As of July 28, 2020, the Company recorded a lease liability for the Watertown Lease based on the present value of the lease payments over the remaining Lease Term, discounted using the Company’s incremental borrowing rate. The Company recorded a corresponding right-of-use lease asset based on the lease liability. Subsequent to July 28, 2020 and through September 30, 2020, lease expense for the Watertown Lease was $0.2 million.

Contingencies

From time to time, the Company may become subject to claims and litigation arising in the ordinary course of business. The Company is not a party to any material legal proceedings, nor is it aware of any material pending or threatened litigation.

7.  Shareholders’ Equity

Preferred Stock

As of September 30, 2020 and December 31, 2019, 3,906 shares of Series C-12 Convertible Preferred Stock (“Series C-12  Preferred”) were issued, outstanding and convertible into 6,735,378 shares of common stock. In January 2019, the Company issued 782,031 shares of common stock upon the conversion of 2,737 shares of Series F Convertible Preferred Stock. As of September 30, 2020 and December 31, 2019, there were no shares of Series F Convertible Preferred Stock issued and outstanding.

8.  Equity Incentive Plans

2013 Equity Incentive Plan

A total of 9,600,000 shares of common stock have been reserved for issuance under the La Jolla Pharmaceutical Company 2013 Equity Incentive Plan (the “2013 Equity Plan”). As of September 30, 2020, 6,061,242 shares of common stock remained available for future grants under the 2013 Equity Plan.

2018 Employee Stock Purchase Plan

A total of 750,000 shares of common stock have been reserved for issuance under the La Jolla Pharmaceutical Company 2018 Employee Stock Purchase Plan (the “ESPP”). As of September 30, 2020, 480,368 shares of common stock remained available for future grants under the ESPP.

Equity Awards

The activity related to equity awards, which are comprised of stock options and inducement grants, during the nine months ended September 30, 2020 is summarized as follows:

	Equity Awards	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	5,616,840	$19.50
Granted	1,802,860	$4.70
Exercised	(94,219)	$6.42
Cancelled/forfeited	(4,000,059)	$18.74
Outstanding at September 30, 2020	3,325,422	$12.77	7.43	$-
Exercisable at September 30, 2020	1,466,036	$20.53	5.52	$-

Share-based Compensation Expense

The classification of share-based compensation expense is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$691	$4,169	$3,218	$12,062
Selling, general and administrative	697	2,250	2,167	7,460
Total share-based compensation expense	$1,388	$6,419	$5,385	$19,522

As of September 30, 2020, total unrecognized share-based compensation expense related to unvested equity awards was $8.0 million, which is expected to be recognized over a weighted-average period of 2.6 years. As of September 30, 2020, there was no unrecognized share-based compensation expense related to shares of common stock issued under the ESPP.

9.  Other Income—Related Party

The Company has a non-voting profits interest in a related party, which provides the Company with the potential to receive a portion of the future distributions of profits, if any. Investment funds affiliated with the Chairman of the Company’s board of directors have a controlling interest in the related party. During the nine months ended September 30, 2020, the Company received distributions of $4.1 million in connection with this profits interest.

10.  License Agreements

In-license Agreements

George Washington University License

In December 2014, the Company entered into a patent license agreement with George Washington University (“GW”), which was subsequently amended and restated (the “GW License”) and assigned to La Jolla Pharma, LLC. Pursuant to the GW License, GW exclusively licensed to the Company certain intellectual property rights relating to GIAPREZA, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA. Under the GW License, the Company is obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA. The Company has paid a one-time license initiation fee, annual maintenance fees, an amendment fee, additional payments following the achievement of certain development and regulatory milestones and royalties. As a result of the European Commission’s approval of

GIAPREZA in August 2019, the Company made a milestone payment to GW in the amount of $0.5 million in the first quarter of 2020. The Company is obligated to pay a 6% royalty on net sales of GIAPREZA. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering GIAPREZA. During the three and nine months ended September 30, 2020, the Company made royalty payments to GW of $0.3 million and $1.2 million, respectively.

Harvard University License

In August 2006, Tetraphase entered into a license agreement with Harvard University (“Harvard”), which was subsequently amended and restated (the “Harvard License”). Pursuant to the Harvard License, Harvard exclusively licensed to the Company certain intellectual property rights relating to tetracycline-based products, including XERAVA, including the exclusive rights to certain issued patents and patent applications covering such products. Under the Harvard License, the Company is obligated to use commercially reasonable efforts to develop, commercialize, market and sell tetracycline-based products, including XERAVA. For each product covered by the Harvard License, the Company is obligated to make certain payments totaling up to approximately $15.1 million upon the achievement of certain clinical development and regulatory milestones, and to pay Harvard tiered royalties at percentages in the single digits based on net sales, if any, of tetracycline-based products, including XERAVA, by the Company, its affiliates and sublicensees in certain circumstances. The Company is also obligated to pay Harvard a specified share of non-royalty sublicensing and other revenues that it receives from sublicensees for the grant of sublicenses in certain circumstances, including the Everest License (see below), and to reimburse Harvard for specified patent prosecution and maintenance costs. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering tetracycline-based products, including XERAVA. Subsequent to July 28, 2020 and through September 30, 2020, the Company paid $0.1 million of royalties to Harvard, and did not make any payments to Harvard related to clinical development and regulatory milestone payments.

Paratek Pharmaceuticals, Inc. License

In March 2019, Tetraphase entered into a license agreement with Paratek Pharmaceuticals, Inc. (“Paratek”), which was subsequently amended and restated (the “Paratek License”). Pursuant to the Paratek License, Paratek non-exclusively licensed to the Company certain intellectual property rights relating to XERAVA, including non-exclusive rights to certain issued patents and patent applications covering XERAVA. Under the Paratek License, the Company is obligated to use commercially reasonable efforts to develop, commercialize, market and sell XERAVA. The Company is obligated to pay Paratek royalties at a low single digit percent based on net sales of XERAVA in the U.S. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering XERAVA. Subsequent to July 28, 2020 and through September 30, 2020, the Company paid $33,000 of royalties to Paratek.

Out-license Agreement

Everest Medicines Limited License

In February 2018, Tetraphase entered into a license agreement with Everest Medicines Limited (“Everest”), which was subsequently amended and restated (the “Everest License”). Pursuant to the Everest License, Tetraphase granted Everest an exclusive license to develop and commercialize XERAVA for the treatment of cIAI and other indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines (collectively, the “Territory”). The Company is eligible to receive up to an aggregate of $11.0 million in future clinical development and regulatory milestone payments and up to an aggregate of $20.0 million in sales milestone payments. The Company is also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Territory until the latest to occur of: (1) the last-to-expire of specified patent rights in such jurisdiction in the Territory; (2) expiration of marketing or regulatory exclusivity in such jurisdiction in the Territory; or (3) 10 years after the first commercial sale of a product in such jurisdiction in the Territory. In addition, royalties payable under the Everest License will be subject to reduction on account of generic competition and after patent expiration in a jurisdiction, with any such reductions capped at certain percentages of the amounts otherwise payable during the applicable royalty payment period. Pursuant to the Everest License, Everest will be solely responsible for the development and commercialization of licensed products in the Territory. The Company agreed to use commercially reasonable efforts to manufacture drug product for clinical development, which will be paid by Everest at the cost to manufacture, as well as manufacture drug product for commercial supply, which will be paid by Everest at cost plus a reasonable margin. The Company has not yet entered into a commercial supply agreement with Everest, which would set the quantity and timing of commercial supply. Subsequent to July 28,

2020 and through September 30, 2020, the Company has not received any payments from Everest related to either royalties or clinical development and regulatory milestones.

11.  Company-wide Realignments

On December 2, 2019, the Board of Directors of the Company approved a restructuring plan (the “2019 Realignment”) that reduced the Company’s headcount. The 2019 Realignment did not result in any reductions in headcount in the Company’s commercial organization supporting its products. For the year ended December 31, 2019, total expense was comprised of $5.8 million for one-time termination benefits to the affected employees, including severance and health care benefits, offset by a $0.9 million reversal of non-cash, share-based compensation expense related to forfeited, unvested equity awards. As of September 30, 2020, the Company had paid $4.9 million of the $5.8 million cash severance and health care benefits charges, and the remaining $0.2 million of the health care benefits charges were included in accrued payroll and related expenses. The Company expects to complete making payments related to the 2019 Realignment by the end of the fourth quarter of 2020.

On May 28, 2020, the Board of Directors of the Company approved a restructuring plan (the “2020 Realignment”) to align its organization with the Company’s sole focus on the commercialization of its products. The 2020 Realignment reduced the Company’s headcount. For the nine months ended September 30, 2020, total expense was comprised of $4.1 million for one-time termination benefits to the affected employees, including severance and health care benefits, offset by a $0.4 million reversal of non-cash, share-based compensation expense related to forfeited, unvested equity awards. As of September 30, 2020, the Company had paid $2.6 million of the $4.1 million cash severance and health care benefits charges, and the remaining $1.5 million of the cash severance and health care benefits charges were included in accrued payroll and related expenses. The Company expects to complete making substantially all of the payments related to the 2020 Realignment by the end of the first quarter of 2021.

In connection with the acquisition of Tetraphase, the Company incurred one-time charges related to a reduction in the combined Company’s headcount. For the three and nine months ended September 30, 2020, total expense was comprised of $3.1 million for one-time termination benefits to the affected employees, including severance and health care benefits. As of September 30, 2020, the Company had paid $1.3 million of the $3.1 million cash severance and health care benefits charges, and the remaining $1.8 million of the cash severance and health care benefits charges were included in accrued payroll and related expenses. The Company expects to complete making substantially all of the payments related to this headcount reduction by the end of the second quarter of 2021.

12.  Acquisition of Tetraphase Pharmaceuticals, Inc.

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

The acquisition of Tetraphase was accounted for as a business combination using the acquisition method pursuant to FASB ASC Topic 805. As the acquirer for accounting purposes, La Jolla has estimated the Purchase Price, assets acquired and liabilities assumed as of the acquisition date, with the excess of the Purchase Price over the fair value of net assets acquired recognized as goodwill. The estimated fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value.

The Purchase Price is comprised of the upfront cash of $43 million and the estimated fair value of potential future cash payments pursuant to the CVRs. The estimated fair value of assets acquired was $54.7 million, and the estimated fair value of liabilities assumed was $9.1 million.

The Purchase Price allocation as of the acquisition date is presented as follows (in thousands):

July 28,
2020
Cash	$42,990
Fair value of CVRs	2,610
Total Purchase Price	$45,600

Cash and cash equivalents	8,778
Accounts receivable	1,187
Inventory	4,767
Prepaid expenses and other current assets	1,218
Property and equipment	58
Right-of-use lease assets	2,302
Restricted cash	699
Identifiable intangible assets	15,520
Goodwill	20,123
Accounts payable	(1,400)
Accrued expenses	(2,979)
Lease liabilities, current portion	(967)
Lease liabilities, less current portion	(1,420)
Other noncurrent liabilities	(2,286)
Total Purchase Price	$45,600

The estimated fair value of potential future cash payments pursuant to the CVRs was based on a Monte Carlo simulation and is classified as Level 3 in the ASC Topic 820-10, three-tier fair value hierarchy.

The Company recorded a $3.3 million fair value step-up adjustment to Tetraphase’s inventory as of the acquisition date. Raw material components and active pharmaceutical ingredients were recorded based on estimated replacement cost. Finished drug product was valued at estimated selling cost, adjusted for costs of selling effort and a reasonable profit allowance for such selling effort from the viewpoint of a market participant. This fair value step-up adjustment is recorded as cost of products sales when the inventory is sold to Customers, $1.2 million of which was included in cost of product sales subsequent to July 28, 2020 and through September 30, 2020.

Identifiable intangible assets consist of certain technology and trade names acquired from Tetraphase, and include the value of the Harvard, Paratek and Everest Licenses (see Note 10). The acquired intangible assets have definite useful lives and are being amortized on a straight-line basis over an estimated useful life of 10 years. The acquired intangible assets are classified as Level 3 in the ASC Topic 820-10, three-tier fair value hierarchy.

Goodwill represents the excess of the Purchase Price over the fair value of the net assets acquired as of the acquisition date. Goodwill represents the value of the stronger platform to increase patient access to the Company’s commercial products and the operational synergies of the combined Company. Goodwill has an indefinite useful life and is not amortized. The goodwill is only deductible for tax purposes if the Company makes a U.S. Internal Revenue Code Section 338 (“Section 338”) election. The Company is currently evaluating whether to make a Section 338 election.

Subsequent to July 28, 2020 and through September 30, 2020, XERAVA U.S. net sales were $1.9 million and operating losses attributable to Tetraphase were $6.4 million, inclusive of $0.3 million of intangible asset amortization included in selling, general and administrative expense and $1.2 million of the inventory fair value step-up adjustment included in cost of product sales.

Acquisition-related expenses, which were comprised primarily of legal fees, were $0.3 million and $0.9 million for the three and nine months ended September 30, 2020, respectively, and were included in selling, general and administrative expense.

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

On July 28, 2020, La Jolla completed its acquisition of Tetraphase Pharmaceuticals, Inc. (“Tetraphase”), a biopharmaceutical company focused on commercializing XERAVA, for $43 million in upfront cash plus potential future cash payments of up to $16 million. Financial results for periods ending September 30, 2020 and beyond include Tetraphase’s financial results subsequent to the acquisition closing date of July 28, 2020.

For the three months ended September 30, 2020, GIAPREZA U.S. net sales were $7.2 million, up 24% from the three months ended June 30, 2020 and up 26% from the three months ended September 30, 2019. For the nine months ended September 30, 2020, GIAPREZA U.S. net sales were $20.6 million, up 30% from the same period in 2019.

Subsequent to July 28, 2020 and through September 30, 2020, XERAVA U.S. net sales were $1.9 million. For the three months ended September 30, 2020, XERAVA U.S. net sales were $2.7 million, up 80% from the three months ended June 30, 2020 and up 170% from the three months ended September 30, 2019. For the nine months ended September 30, 2020, XERAVA U.S. net sales were $5.9 million, up 181% from the same period in 2019.

Product Portfolio

[a]	U.S.: GIAPREZA is a vasoconstrictor to increase blood pressure in adults with septic or other distributive shock

European Union: GIAPREZA is indicated for the treatment of refractory hypotension in adults with septic or other distributive shock who remain hypotensive despite adequate volume restitution and application of catecholamines and other available vasopressor therapies

[b]	U.S.: XERAVA is a fluorocycline of the tetracycline class of antibacterials for the treatment of complicated intra-abdominal infections (“cIAI”) in patients 18 years of age and older

European Union: XERAVA is indicated for the treatment of cIAI in adults

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

Product Candidates

In connection with the acquisition of Tetraphase, we acquired the following product candidates that are in early-stage clinical or preclinical development: (1) TP-6076, a fully-synthetic fluorocycline derivative for the treatment of certain multidrug-resistant gram-negative bacteria; (2) TP-271, a fully-synthetic fluorocycline for the treatment of respiratory disease caused by bacterial biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia; and (3) TP-2846, a tetracycline for the treatment of acute myeloid leukemia. At this time, there are no active studies nor anticipated future studies for any of these product candidates. We intend to seek out-licensing opportunities for these product candidates, however, at this time, we are unable to predict the likelihood of successfully out-licensing any of these product candidates.

Components of Our Results of Operations

The following table summarizes our results of operations for each of the periods below (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
Net product sales	$9,072	$5,706	$3,366	$22,468	$15,804	$6,664
Cost of product sales	2,489	554	1,935	4,013	1,605	2,408
Research and development expense	3,617	21,182	(17,565)	21,581	64,469	(42,888)
Selling, general and administrative expense	12,493	10,782	1,711	29,322	34,425	(5,103)
Other income (expense), net	(2,233)	(2,362)	129	(3,495)	(6,580)	3,085
Net loss	$(11,760)	$(29,174)	$17,414	$(35,943)	$(91,275)	$55,332

Financial results for periods ending September 30, 2020 and beyond include Tetraphase’s financial results subsequent to the acquisition closing date of July 28, 2020. Net loss for the three and nine months ended September 30, 2020 includes purchase price accounting adjustments of $1.5 million. Net loss for the three and nine months ended September 30, 2020 also includes $0.3 million and $0.9 million of one-time acquisition-related expenses. We expect our research and development expense and selling, general and administrative expense to decrease in the near term as we realize the benefits from integrating the operations of La Jolla and Tetraphase.

Net Product Sales

Net product sales consist solely of revenue recognized from sales of GIAPREZA and XERAVA to hospitals in the U.S. through a network of specialty and wholesaler distributors (“Customers”). GIAPREZA U.S. net sales were $7.2 million and $20.6 million for the three and nine months ended September 30, 2020, respectively, compared to $5.7 million and $15.8 million, respectively, for the same periods in 2019. Subsequent to July 28, 2020 and through September 30, 2020, XERAVA U.S. net sales were $1.9 million. XERAVA U.S. net sales were $2.7 million and $5.9 million for the three and nine months ended September 30, 2020, respectively, compared to $1.0 million and $2.1 million, respectively, for the same periods in 2019.

Cost of Product Sales

Cost of product sales consists primarily of expense associated with: (i) royalties payable to George Washington University, Harvard University and Paratek Pharmaceuticals, Inc.; (ii) the inventory fair value step-up adjustment recorded in connection with the acquisition of Tetraphase; (iii) manufacturing; (iv) regulatory fees; and (v) shipping and distribution. Cost of product sales was $2.5 million and $4.0 million for the three and nine months ended September 30, 2020, respectively, compared to $0.6 million and $1.6 million, respectively, for the same periods in 2019. Subsequent to July 28, 2020 and through September 30, 2020, cost of product sales includes $1.2 million of the inventory fair value step-up adjustment recorded in connection with the acquisition of Tetraphase.

Research and Development Expense

Research and development expense consists of non-personnel and personnel expenses. The following table summarizes these expenses for each of the periods below (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
Non-personnel expense:
GIAPREZA	$832	$1,641	$(809)	$3,675	$4,662	$(987)
XERAVA	511	-	511	511	-	511
LJPC-0118	9	424	(415)	926	1,559	(633)
LJPC-401	-	4,552	(4,552)	1,531	13,347	(11,816)
Other programs	28	1,204	(1,176)	28	5,047	(5,019)
Facility	312	1,879	(1,567)	2,872	5,455	(2,583)
Other	198	1,089	(891)	672	3,007	(2,335)
Total non-personnel expense	$1,890	$10,789	$(8,899)	$10,215	$33,077	$(22,862)
Personnel expense:
Salaries, bonuses and benefits	1,036	6,224	(5,188)	8,148	19,330	(11,182)
Share-based compensation expense	691	4,169	(3,478)	3,218	12,062	(8,844)
Total personnel expense	$1,727	$10,393	$(8,666)	$11,366	$31,392	$(20,026)
Total research and development expense	$3,617	$21,182	$(17,565)	$21,581	$64,469	$(42,888)

During the three and nine months ended September 30, 2020, total research and development non-personnel expense decreased primarily as a result of decreases in program-related expenses as we de-prioritized our product candidates and focused on the commercialization of GIAPREZA and XERAVA. Further, facility-related expenses decreased primarily as a result of the termination of our San Diego Lease effective August 31, 2020 (see Note 6 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

During the three and nine months ended September 30, 2020, total research and development personnel expense, including share-based compensation expense, decreased as a result of reduced headcount in 2020 from a Company-wide realignment in November 2019, partially offset by: (i) $2.4 million of one-time charges in 2020 resulting from a reduction of headcount from a Company-wide realignment in May 2020; and (ii) $0.8 million of one-time charges in 2020 resulting from a reduction of headcount from combining La Jolla and Tetraphase personnel in July 2020.

Selling, General and Administrative Expense

Selling, general and administrative expense consists of non-personnel and personnel expenses. The following table summarizes these expenses for each of the periods below (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
Non-personnel expense:
Professional fees	$1,946	$981	$965	$4,173	$3,076	$1,097
Facility	941	394	547	1,988	1,167	821
Sales and marketing	782	1,509	(727)	2,593	5,001	(2,408)
Other	1,045	669	376	1,970	1,856	114
Total non-personnel expense	$4,714	$3,553	$1,161	$10,724	$11,100	$(376)
Personnel expense:
Salaries, bonuses and benefits	7,082	4,979	2,103	16,431	15,865	566
Share-based compensation expense	697	2,250	(1,553)	2,167	7,460	(5,293)
Total personnel expense	$7,779	$7,229	$550	$18,598	$23,325	$(4,727)
Total selling, general and administrative expense	$12,493	$10,782	$1,711	$29,322	$34,425	$(5,103)

During the three months ended September 30, 2020, total selling, general and administrative non-personnel expense increased primarily as a result of increases in professional fee-related expenses, partially offset by decreases in sales and marketing-related expenses. During the nine months ended September 30, 2020, total selling, general and administrative non-personnel expense decreased primarily as a result of decreases in sales and marketing-related expenses, partially offset by increases in professional fee-related expenses. During the three and nine months ended September 30, 2020, La Jolla incurred one-time acquisition-related expenses of $0.3 million and $0.9 million, respectively. During the three and nine months ended September 30, 2020, facility-related expenses allocated to selling, general and administrative increased as a result of increased selling, general and administrative headcount relative to research and development headcount.

During the three months ended September 30, 2020, total selling, general and administrative personnel expense, including share-based compensation expense, increased as a result of $2.3 million of one-time charges resulting from a reduction of headcount from combining La Jolla and Tetraphase personnel in July 2020, partially offset by reduced headcount in 2020 from Company-wide realignments in November 2019 and May 2020. During the nine months ended September 30, 2020, total selling, general and administrative personnel expense, including share-based compensation expense, decreased as a result of reduced headcount in 2020 from a Company-wide realignment in November 2019, partially offset by: (i) $1.7 million of one-time charges in 2020 resulting from a reduction of headcount from a Company-wide realignment in May 2020; and (ii) $2.3 million of one-time charges in 2020 resulting from a reduction of headcount from combining La Jolla and Tetraphase personnel in July 2020.

Other Income (Expense), Net

Other income (expense), net consists of the receipt of distributions in connection with our non-voting profits interest in a related party, interest accrued for our deferred royalty obligation, gains and losses associated with the disposal of certain property and equipment, and interest income generated from cash held in savings accounts.

During the three months ended September 30, 2020, other expense, net remained consistent compared to the same period in 2019. During the nine months ended September 30, 2020, other expense, net decreased to $3.5 million from $6.6 million for the same period in 2019, a decrease of $3.1 million. This decrease was primarily due to the receipt of distributions of $4.1 million in connection with the Company’s non-voting profits interest in a related party and a $1.0 million decrease in interest expense for our deferred royalty obligation, partially offset by a $1.6 million decrease in interest income generated from cash held in savings accounts.

Liquidity and Capital Resources

As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents of $27.8 million and $87.8 million, respectively. On July 28, 2020, La Jolla completed the acquisition of Tetraphase for $43.0 million in upfront cash. Based on our current operating plans and projections, we believe that our existing cash and cash equivalents will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Net cash used for operating activities for the three and nine months ended September 30, 2020 was $9.8 million and $30.4 million, respectively, down 48% and 55%, respectively, from the same periods in 2019. Net cash used for operating activities for the three and nine months ended September 30, 2020, excluding cash expenditures related to reductions in headcount and transaction costs associated with the Tetraphase acquisition, was $5.6 million and $21.6 million, respectively, down 70% and 67%, respectively, from the same periods in 2019. Cash expenditures related to reductions in headcount were $3.3 million and $7.9 million for the three and nine months ended September 30, 2020, respectively, and zero and $2.3 million, respectively, for the same periods in 2019. Cash expenditures related to transaction costs associated with the Tetraphase acquisition were $0.9 million for the three and nine months ended September 30, 2020.

Cash used for investing activities was $30.9 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in cash used for investing activities resulted primarily from the acquisition of Tetraphase, net of cash, cash equivalents and restricted cash acquired, partially offset by proceeds from the sale of property and equipment.

Cash provided by financing activities was $1.0 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in cash provided by financing activities was primarily the result of net proceeds from issuance of common stock under employee stock plans.

Since January 2012, when the Company was effectively restarted, through September 30, 2020, our cash used in operating activities was $456.3 million. As of September 30, 2020, we had an accumulated deficit of $1,073.3 million and have financed our operations through public and private offerings of securities, a royalty financing, revenues from net product sales, interest income on invested cash balances and other income.

Contractual Obligations

HealthCare Royalty Partners Royalty Agreement

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

In-license Agreements

George Washington University License

In December 2014, the Company entered into a patent license agreement with George Washington University (“GW”), which subsequently was amended and restated (the “GW License”) and assigned to La Jolla Pharma, LLC. Pursuant to the GW License, GW exclusively licensed to the Company certain intellectual property rights relating to GIAPREZA, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA. Under the GW License, the Company is obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA. The Company has paid a one-time license initiation fee, annual maintenance fees, an amendment fee, additional payments following the achievement of certain development and regulatory milestones and royalties. As a result of the European Commission’s approval of GIAPREZA in August 2019, the Company made a milestone payment to GW in the amount of $0.5 million in the first quarter of 2020. The Company is obligated to pay a 6% royalty on net sales of GIAPREZA. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering GIAPREZA.

Harvard University License

In August 2006, Tetraphase entered into a license agreement with Harvard University (“Harvard”), which was subsequently amended and restated (the “Harvard License”). Pursuant to the Harvard License, Harvard exclusively licensed to the Company certain intellectual property rights relating to tetracycline-based products, including XERAVA, including the exclusive rights to certain issued patents and patent applications covering such products. Under the Harvard License, the Company is obligated to use commercially reasonable efforts to develop, commercialize, market and sell tetracycline-based products, including XERAVA. For each product covered by the Harvard License, the Company is obligated to make certain payments totaling up to approximately $15.1 million upon the achievement of certain clinical development and regulatory milestones, and to pay Harvard tiered royalties at percentages in the single digits based on net sales, if any, of tetracycline-based products, including XERAVA, by the Company, its affiliates and sublicensees in certain circumstances. The Company is also obligated to pay Harvard a specified share of non-royalty sublicensing and other revenues that it receives from sublicensees for the grant of sublicenses in certain circumstances, including the Everest License (see below), and to reimburse Harvard for specified patent prosecution and maintenance costs. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering tetracycline-based products, including XERAVA.

Paratek Pharmaceuticals, Inc. License

In March 2019, Tetraphase entered into a license agreement with Paratek Pharmaceuticals, Inc. (“Paratek”), which was subsequently amended and restated (the “Paratek License”). Pursuant to the Paratek License, Paratek non-exclusively licensed to the Company certain intellectual property rights relating to XERAVA, including non-exclusive rights to certain issued patents and patent applications covering XERAVA. Under the

Paratek License, the Company is obligated to use commercially reasonable efforts to develop, commercialize, market and sell XERAVA. The Company is obligated pay Paratek royalties at a low single digit percent based on net sales of XERAVA in the U.S. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering XERAVA.

Out-license Agreement

Everest Medicines Limited License

In February 2018, Tetraphase entered into a license agreement with Everest Medicines Limited (“Everest”), which was subsequently amended and restated (the “Everest License”). Pursuant to the Everest License, Tetraphase granted Everest an exclusive license to develop and commercialize XERAVA for the treatment of cIAI and other indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines (collectively, the “Territory”). The Company is eligible to receive up to an aggregate of $11.0 million in future clinical development and regulatory milestone payments and up to an aggregate of $20.0 million in sales milestone payments. The Company is also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Territory until the latest to occur of: (1) the last-to-expire of specified patent rights in such jurisdiction in the Territory; (2) expiration of marketing or regulatory exclusivity in such jurisdiction in the Territory; or (3) 10 years after the first commercial sale of a product in such jurisdiction in the Territory. In addition, royalties payable under the Everest License will be subject to reduction on account of generic competition and after patent expiration in a jurisdiction, with any such reductions capped at certain percentages of the amounts otherwise payable during the applicable royalty payment period. Pursuant to the Everest License, Everest will be solely responsible for the development and commercialization of licensed products in the Territory. The Company agreed to use commercially reasonable efforts to manufacture drug product for clinical development, which will be paid by Everest at the cost to manufacture, as well as manufacture drug product for commercial supply, which will be paid by Everest at cost plus a reasonable margin. The Company has not yet entered into a commercial supply agreement with Everest, which would set the quantity and timing of commercial supply. Subsequent to July 28, 2020 and through September 30, 2020, the Company has not received any payments from Everest related to either royalties or clinical development and regulatory milestones.

Off−Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

We believe the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Form 10-K for the year ended December 31, 2019 are most critical to understanding and evaluating our reported financial results. During the three and nine months ended September 30, 2020, other than the business combinations accounting policy described below, there have been no material changes to the critical accounting policies and estimates as described in Item 7 of our Form 10-K for the year ended December 31, 2019.

The Company accounts for business combinations using the acquisition method pursuant to FASB ASC Topic 805. This method requires, among other things, that results of operations of acquired companies are included in La Jolla's financial results beginning on the respective acquisition dates, and that assets acquired and liabilities assumed are recognized at fair value as of the acquisition date. Intangible assets acquired in a business combination are recorded at fair value using a discounted cash flow model. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, the cost of capital and terminal values from the perspective of a market participant. Each of these factors can significantly affect the value of the intangible asset. Any excess of the fair value of consideration transferred (the “Purchase Price”) over the fair values of the net assets acquired is recognized as goodwill. Contingent consideration liabilities are recognized as part of the Purchase Price at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent consideration liabilities will be included in other income (expense), net in the consolidated statements of operations. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other acquisition-related costs are expensed when incurred.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information contained in this Quarterly Report on Form 10-Q before deciding to invest in shares of our common stock. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we currently consider immaterial may also adversely affect our business. We have attempted to identify below the major factors that could cause differences between actual and planned or expected results, but we cannot assure you that we have identified all of those factors. Our business, financial condition, results of operations and prospects could be materially adversely affected by any of these risks or uncertainties. In such case, the trading price of shares of our common stock could decline, and you could lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We are substantially dependent on the commercial success of GIAPREZATM (angiotensin II) and XERAVATM (eravacycline).

The success of our business is substantially dependent on our ability to successfully commercialize GIAPREZATM (angiotensin II) and XERAVATM (eravacycline), our commercial products. The market for effective pharmaceutical sales and marketing professionals is competitive, and maintaining these capabilities is expensive and challenging. If we are unable to maintain an effective sales and marketing organization, GIAPREZA and XERAVA sales could be adversely affected, and our business could suffer.

In the U.S. and most major foreign markets, drugs like GIAPREZA and XERAVA that are administered in the hospital must be purchased by the hospital and generally are not directly reimbursed by third-party payors. Hospitals instead are reimbursed for patient cases based on patients’ diagnosed conditions under the U.S. Medicare diagnosis-related group (“DRG”) system or other like systems for non-Medicare patients in the U.S. and in most major foreign markets. Adoption of new drugs that are administered in the hospital generally occurs more slowly than adoption of new drugs that are taken on an outpatient basis, which generally are paid for by third-party payors. If we are unsuccessful at convincing hospitals and health care providers to increase their rate of adoption of GIAPREZA and XERAVA, our business will suffer.

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

XERAVA competes with a number of antibiotics that are currently marketed for the treatment of cIAI and other multidrug resistant infections, including: AVYCAZ (ceftazidime and avibactam, marketed by AbbVie Inc.); MERREM IV® (meropenem, marketed by AstraZeneca PLC); PRIMAXIN® (imipenem and cilastatin, marketed by Merck & Co., Inc.); RECARBRIO™ (imipenem, cilastatin, and relebactam, marketed by Merck & Co., Inc.); TYGACIL® (tigecycline, marketed by Pfizer Inc.); VABOMERE™ (meropenem and vaborbactam, marketed by Melinta Therapeutics, Inc.); ZERBAXA® (ceftolozane and tazobactam, marketed by Merck & Co., Inc.); ZOSYN® (piperacillin and tazobactam, marketed by Pfizer Inc.); and current and future generic versions of marketed antibiotics. If we are unable to successfully change treatment practices, the commercial prospects for XERAVA will be limited, and our business will suffer.

Our estimates of the potential market sizes for GIAPREZA and XERAVA are based on prescription and sales data for relevant in-market products, the results of clinical studies, medical literature and other information. If the potential market sizes for GIAPREZA and XERAVA are smaller than our estimates, the commercial prospects for GIAPREZA and XERAVA may be limited, and our business may suffer.

The commercial success of GIAPREZA and XERAVA will depend on our ability to obtain an uninterrupted supply of GIAPREZA and XERAVA from our contract manufacturers.

We do not currently own or operate manufacturing facilities for the production of GIAPREZA or XERAVA. We rely on sole-source third-party manufacturers to produce GIAPREZA and XERAVA and expect to continue to do so to meet our development and commercial needs. In all of our manufacturing agreements, we require that third-party contract manufacturers produce active pharmaceutical ingredients (“APIs”) and drug products in accordance with the U.S. Food and Drug Administration’s (“FDA’s”) current Good Manufacturing Practices (“cGMPs”) and all other applicable laws and regulations. The long-term commercial success of GIAPREZA and XERAVA will depend in part on the ability of our contract manufacturers to supply cGMP-compliant API and drug product without interruption. If there is an interruption in the supply of GIAPREZA and XERAVA from our contract manufacturers, our business will suffer.

Our ability to realize the benefits from the acquisition of Tetraphase is substantially dependent on the commercial success of XERAVA and the cost savings resulting from the timely and effective integration of the operations of La Jolla and Tetraphase.

Our ability to realize the benefits from the acquisition of Tetraphase is substantially dependent on our ability to successfully commercialize XERAVA. Combining with La Jolla may not accelerate XERAVA’s availability to patients in need, and our presence in the hospital may not increase with a second innovative therapy. If we are unsuccessful at convincing hospitals and health care providers to increase their rate of adoption of XERAVA, our sales could be adversely affected, and our business could suffer.

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

GIAPREZA’s and XERAVA’s market exclusivity periods will depend on the validity and enforceability of issued and pending patents covering GIAPREZA and XERAVA.

As of September 30, 2020, we owned or had in-licensed 12 issued U.S. patents, 9 pending U.S. patent applications, 5 issued foreign patents and 45 pending foreign patent applications that cover GIAPREZA. The U.S. patents and patent applications expire between 2029 and 2040, and the foreign patents and patent applications expire between 2034 and 2040.

As of September 30, 2020, we owned or had in-licensed 3 issued U.S. patents, 1 pending U.S. patent applications, 16 issued foreign patents and 6 pending foreign patent applications that cover XERAVA. The U.S. patents and patent applications expire between 2023 and 2030, and the foreign patents and patent applications expire between 2029 and 2040.

As of September 30, 2020, we have also filed applications for Supplementary Protection Certificates based on European Patent No. 2323972 covering the composition of matter and use of XERAVA. Some applications have been granted and others are pending.

As of September 30, 2020, we also owned 1 pending U.S. patent application and 9 pending foreign patent applications that cover crystalline forms of eravacycline. Any U.S. patents that may be issued will expire in 2037 absent any adjustment, extension or filing of a terminal disclaimer. Likewise, any foreign patents that may be issued will expire in 2037.

Although we believe the bases for these patents and patent applications are sound, they are untested, and there is no assurance that they will not be successfully challenged. There can be no assurance that any patent previously issued will protect GIAPREZA or XERAVA from generic competition or that any patent application will result in an issued patent that will protect GIAPREZA or XERAVA from generic competition. Furthermore, there can be no assurance that GIAPREZA or XERAVA will not be held to infringe valid patents held by others. If our owned and in-licensed intellectual property do not protect GIAPREZA or XERAVA from generic competition, GIAPREZA or XERAVA sales will decline, and our business will suffer. If either GIAPREZA or XERAVA is held to infringe valid patents held by others, we could be subject to liability, and our business could suffer.

Product liability lawsuits against us could cause us to incur substantial liabilities and reduce GIAPREZA and XERAVA sales.

Patients suffering from distributive shock are gravely ill and have a high mortality rate. Although 28-day mortality in patients treated with GIAPREZA was lower than in patients treated with placebo in the randomized, Phase 3 study ATHOS-3, there was a higher incidence of arterial and venous thrombotic and thromboembolic events in patients treated with GIAPREZA in this study. Some patients who are treated with GIAPREZA will die due to their underlying illness or suffer adverse events (which may or may not be drug related). Additionally, patients suffering from cIAI may become gravely ill and may die due to underlying illness or suffer adverse events (which may or may not be drug related). As such, we may face product liability lawsuits. Although we carry product liability insurance, product liability lawsuits against us could cause us to incur substantial liabilities and reduce GIAPREZA and XERAVA sales. Furthermore, any such lawsuits could impair our business reputation and result in the initiation of investigations by regulators.

Our ability to continue commercializing GIAPREZA and XERAVA is dependent on our fulfillment of contractual obligations to certain parties.

HealthCare Royalty Partners Royalty Agreement

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

George Washington University License

In December 2014, we entered into a patent license agreement with George Washington University (“GW”), which was subsequently amended and restated (the “GW License”) and assigned to La Jolla Pharma, LLC. Pursuant to the GW License, GW exclusively licensed to us certain intellectual property rights relating to GIAPREZA, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA. Under the GW License, La Jolla Pharma, LLC is obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA and make certain payments to GW, including a 6% royalty on net sales of GIAPREZA. If La Jolla Pharma, LLC is held to not have met its obligations, GW could terminate the GW License and La Jolla Pharma, LLC would no longer have rights to the GW issued patents and patent applications covering GIAPREZA.

Harvard University License

In August 2006, Tetraphase entered into a license agreement with Harvard University (“Harvard”), which was subsequently amended and restated (the “Harvard License”). Pursuant to the Harvard License, Harvard

exclusively licensed to the Company certain intellectual property rights relating to tetracycline-based products, including XERAVA, including the exclusive rights to certain issued patents and patent applications covering such products. Under the Harvard License, the Company is obligated to use commercially reasonable efforts to develop, commercialize, market and sell tetracycline-based products, including XERAVA. For each product covered by the Harvard License, the Company is obligated to make certain payments totaling up to approximately $15.1 million upon the achievement of certain clinical development and regulatory milestones, and to pay Harvard tiered royalties at percentages in the single digits based on net sales, if any, of tetracycline-based products, including XERAVA, by the Company, its affiliates and sublicensees in certain circumstances. The Company is also obligated to pay Harvard a specified share of non-royalty sublicensing and other revenues that it receives from sublicensees for the grant of sublicenses in certain circumstances, including the Everest License (see below), and to reimburse Harvard for specified patent prosecution and maintenance costs. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering tetracycline-based products, including XERAVA. If Tetraphase is held to not have met its obligations, Harvard could terminate the Harvard License and Tetraphase would no longer have rights to the Harvard issued patents and patent applications covering XERAVA.

Paratek Pharmaceuticals, Inc. License

In March 2019, Tetraphase entered into a license agreement with Paratek Pharmaceuticals, Inc. (“Paratek”), which was subsequently amended and restated (the “Paratek License”). Pursuant to the Paratek License, Paratek non-exclusively licensed to the Company certain intellectual property rights relating to XERAVA, including non-exclusive rights to certain issued patents and patent applications covering XERAVA. Under the Paratek License, the Company is obligated to use commercially reasonable efforts to develop, commercialize, market and sell XERAVA. The Company is obligated pay Paratek royalties at a low single digit percent based on net sales of XERAVA in the U.S. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering XERAVA. If Tetraphase is held to not have met its obligations, Paratek could terminate the Paratek License and Tetraphase would no longer have rights to the Paratek issued patents and patent applications covering XERAVA.

Everest Medicines Limited License

In February 2018, Tetraphase entered into a license agreement with Everest Medicines Limited (“Everest”), which was subsequently amended and restated (the “Everest License”). Pursuant to the Everest License, Tetraphase granted Everest an exclusive license to develop and commercialize XERAVA for the treatment of cIAI and other indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines (collectively, the “Territory”). The Company is eligible to receive up to an aggregate of $11.0 million in future clinical development and regulatory milestone payments and up to an aggregate of $20.0 million in sales milestone payments. The Company is also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Territory until the latest to occur of: (1) the last-to-expire of specified patent rights in such jurisdiction in the Territory; (2) expiration of marketing or regulatory exclusivity in such jurisdiction in the Territory; or (3) 10 years after the first commercial sale of a product in such jurisdiction in the Territory. In addition, royalties payable under the Everest License will be subject to reduction on account of generic competition and after patent expiration in a jurisdiction, with any such reductions capped at certain percentages of the amounts otherwise payable during the applicable royalty payment period. Pursuant to the Everest License, Everest will be solely responsible for the development and commercialization of licensed products in the Territory. The Company agreed to use commercially reasonable efforts to manufacture drug product for clinical development, which will be paid by Everest at the cost to manufacture, as well as manufacture drug product for commercial supply, which will be paid by Everest at cost plus a reasonable margin. The Company has not yet entered into a commercial supply agreement with Everest, which would set the quantity and timing of commercial supply. Subsequent to July 28, 2020 and through September 30, 2020, the Company has not received any payments from Everest related to either royalties or clinical development and regulatory milestones. If Tetraphase is held to not have met its obligations, the commercial prospects for XERAVA in the Territory will be limited, and our business will suffer.

Our ability to hire and retain key employees is uncertain.

As of October 30, 2020, we employed 65 employees. The market for effective professionals in the pharmaceutical industry is competitive, and hiring and retaining these professionals is expensive and challenging. If we are unable to hire and retain key employees, we may be unable to effectively execute on our operating plan, and our business could suffer.

Business interruptions resulting from geopolitical actions, natural disasters, public health crises or other catastrophic events could have an adverse impact on our business.

Business interruptions resulting from geopolitical actions, such as war and terrorism, natural disasters, public health crises, such as a pandemic, or other catastrophic events could have an adverse impact on our business. For example, if one of these events were to adversely affect one of our contract manufacturers, our supply of GIAPREZA and XERAVA could be interrupted. Furthermore, in the case of a pandemic, the ability of our critical care specialists to access hospitals and call on physicians may be curtailed, which may adversely affect product sales.

Our overall financial performance, including but not limited to net product sales and net cash used for operating activities, may not meet our expectations.

Our overall financial performance, including but not limited to net product sales and net cash used for operating activities, is difficult to predict and may fluctuate from quarter to quarter and year to year. Historical financial performance may not be indicative of future financial performance. For example, our net product sales may be below expectations, and our costs to operate our business, including cost of product sales, research and development expenses and selling, general and administrative expenses, could exceed our estimates. If our overall financial performance does not meet our expectations, our business could suffer.

Our capital requirements and our potential need for, and ability to obtain, additional financing are uncertain.

As of September 30, 2020, we had cash of $27.8 million. GIAPREZA and XERAVA are our approved products and our only sources of product revenue. The amount and timing of future funding requirements, if any, will depend on many factors, including the success of our commercialization efforts for GIAPREZA and XERAVA, and our ability to control expenses. If necessary, we will raise additional capital through equity or debt financings or collaboration agreements. We can provide no assurance that additional financing will be available to us on favorable terms, or at all. If we need to raise additional capital and are unable to do so, we may be forced to curtail or cease our operations.

The ongoing COVID-19 pandemic may disrupt our operations and affect our ability to sell GIAPREZA and XERAVA.

We are unable to accurately predict the full impact that the ongoing Coronavirus Disease 2019 (“COVID‑19”) pandemic will have on our results from operations, financial condition and our ability to sell GIAPREZA and XERAVA due to numerous factors that are not within our control, including its duration and severity of the outbreak. Stay-at-home orders, business closures, travel restrictions, supply chain disruptions and employee illness or quarantines could result in disruptions to our operations, which could adversely impact our results from operations and financial condition. In addition, the COVID-19 pandemic has resulted in ongoing volatility in financial markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets relating to the COVID-19 pandemic, our operations and financial condition could be adversely impacted.

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

If we are found to be in violation of any of the laws or regulations described above or any other laws or regulations that apply to us, we may be subject to substantial penalties, including civil and criminal penalties, damages, fines and possible exclusion from participation in Medicare, Medicaid and other federal health care programs. If we are subjected to substantial penalties, our business will suffer, and we may be forced to curtail or cease our operations

Drug development involves a lengthy and expensive process with an uncertain outcome.

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

Drugs approved by the FDA, European Commission (“EC”) and/or other regulatory agencies are subject to ongoing regulation.

Any products manufactured or distributed by us pursuant to FDA, EC and/or other regulatory agency approvals may be subject to continuing regulation by such agencies, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA, EC and/or other regulatory agencies and may be subject to periodic unannounced inspections by such agencies for compliance with cGMPs, which impose certain procedural and documentation requirements on us and our third-party manufacturers. Even after regulatory approval is obtained, under certain circumstances, such as later discovery of previously unknown safety risks, the FDA, EC and/or other regulatory agencies can withdraw approval or subject the drug to additional restrictions.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The price per share of our common stock may fluctuate significantly, and you may lose all or part of your investment.

The price per share of our common stock may fluctuate significantly, and you may lose all or part of your investment. These fluctuations could be based on various factors, including factors described elsewhere in this Quarterly Report on Form 10-Q and below:

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

As of September 30, 2020, there were approximately 27.4 million shares of common stock outstanding. We may be required to issue up to approximately 6.7 million additional shares of common stock upon conversion of existing convertible preferred stock. The issuance of these additional shares would represent approximately 20% dilution to our existing shareholders of common stock.

If we need to obtain additional financing in the future, such financing could result in dilution to your investment, adversely affect the price per share of our common stock and/or create future operating and financial restrictions.

As of September 30, 2020, we had cash of $27.8 million. GIAPREZA and XERAVA are our approved products and our only source of product revenue. The amount and timing of future funding requirements, if any, will depend on many factors, including the success of our commercialization efforts for GIAPREZA and XERAVA and our ability to control expenses. If necessary, we will raise additional capital through equity or debt financings. We can provide no assurance that additional financing will be available to us on favorable terms, or at all. If we issue additional equity securities or securities convertible into equity securities, you will suffer dilution to your investment, and such issuance may adversely affect the price per share of our common stock. Any new debt financing we enter into may involve covenants that restrict our operations, which may include limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens or pay dividends.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In connection with the acquisition of Tetraphase, the Company incurred one-time charges related to a reduction in the combined Company’s headcount. For the three and nine months ended September 30, 2020, total expense was comprised of $3.1 million for one-time termination benefits to the affected employees, including severance and health care benefits. As of September 30, 2020, the Company had paid $1.3 million of the $3.1 million cash severance and health care benefits charges, and the remaining $1.8 million of the cash severance and health care benefits charges were included in accrued payroll and related expenses. The Company expects to complete making substantially all of the payments related to this headcount reduction by the end of the second quarter of 2021.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1+	Employment Offer Letter by and between La Jolla Pharmaceutical Company and Larry Edwards dated as of July 28, 2020

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company

Date:	November 9, 2020	By:	/s/ Larry Edwards
Larry Edwards
President and Chief Executive Officer
(principal executive officer)

/s/ Michael Hearne
Michael Hearne
Chief Financial Officer
(principal financial and accounting officer)