Form 10-K
period 2020-12-31
LA JOLLA PHARMACEUTICAL CO
filed 2021-03-08
CIK 920465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 1-36282

LA JOLLA PHARMACEUTICAL COMPANY

(Exact name of Registrant as specified in its Charter)

California	33-0361285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
201 Jones Road, Suite 400 Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 715-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	LJPC	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2020, was $78.0 million.

As of February 8, 2021, there were 27,428,407 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “expects,” “suggests,” “may,” “should,” “potential,” “designed to,” “will” and similar expressions that predict or indicate future events and trends that do not relate to historical matters. You should not unduly rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

These forward-looking statements include, but are not limited to, statements regarding:

•	our ability to grow net sales of GIAPREZA™ (angiotensin II) and XERAVA™ (eravacycline);
•	our ability to maintain an effective sales and marketing organization;
•	the potential market size for GIAPREZA and XERAVA;
•	our ability to obtain an uninterrupted supply of GIAPREZA and XERAVA from our contract manufacturers;
•

GIAPREZA’s and XERAVA’s market exclusivity period as a result of the enforcement of regulatory exclusivity and the validity and enforceability of issued and pending patents covering GIAPREZA and XERAVA;

•	our ability to comply with our obligations under our license agreements;
•	our ability to realize the benefits from the acquisition of Tetraphase Pharmaceuticals, Inc.;
•	our ability to hire and retain key employees;
•

our overall financial performance, including but not limited to net product sales and net cash used for or provided by operating activities, including any milestone and/or royalty payments resulting from licensing agreements and any distributions received in connection with our non-voting profits interest;

•	our capital requirements and our potential need for, and ability to obtain, additional financing; and
•	our ability to maintain effective internal controls.

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

PART I

In this Annual Report on Form 10-K, all references to “we,” “our,” “us,” “La Jolla” or “the Company” refer to La Jolla Pharmaceutical Company, a California corporation, and our wholly owned subsidiaries, including La Jolla Pharma, LLC and Tetraphase Pharmaceuticals, Inc., on a consolidated basis.

Item 1.  Business

Overview

We are dedicated to the development and commercialization of innovative therapies that improve outcomes in patients suffering from life-threatening diseases. GIAPREZA™ (angiotensin II) injection is approved by the U.S. Food and Drug Administration (“FDA”) as a vasoconstrictor indicated to increase blood pressure in adults with septic or other distributive shock. XERAVA™ (eravacycline) for injection is approved by the FDA as a tetracycline class antibacterial indicated for the treatment of complicated intra-abdominal infections (“cIAI”) in patients 18 years of age and older.

On July 28, 2020, La Jolla completed its acquisition of Tetraphase Pharmaceuticals, Inc. (“Tetraphase”), a biopharmaceutical company focused on commercializing XERAVA, for $43 million in upfront cash plus potential future cash payments of up to $16 million. Financial results for the period ending December 31, 2020 include Tetraphase’s financial results subsequent to the acquisition closing date of July 28, 2020.

On January 12, 2021, La Jolla Pharmaceutical Company and certain of its wholly owned subsidiaries, including La Jolla Pharma, LLC and Tetraphase, entered into an exclusive licensing agreement (the “PAION License”) with PAION AG and its wholly owned subsidiary (collectively, “PAION”) to commercialize GIAPREZA and XERAVA in the European Economic Area, the United Kingdom and Switzerland whereby La Jolla is entitled to receive an upfront cash payment of $22.5 million plus potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments.

As of December 31, 2020, La Jolla had $21.2 million of cash and cash equivalents. On a pro forma basis, adjusting for $18.9 million of upfront net proceeds from the PAION License, net of the amounts due under the George Washington University and Harvard University license agreements, La Jolla had cash and cash equivalents of $40.1 million.

For the three and twelve months ended December 31, 2020, GIAPREZA U.S. net sales were $8.7 million and $29.3 million, respectively, up 19% and 27%, respectively, from the same periods in 2019. Subsequent to July 28, 2020 and through December 31, 2020, XERAVA U.S. net sales were $4.2 million. For the three and twelve months ended December 31, 2020, including the period prior to the acquisition of Tetraphase, XERAVA U.S. net sales were $2.3 million and $8.2 million, respectively, up 53% and 128%, respectively, from the same periods in 2019.

Product Portfolio

(1) U.S.: GIAPREZA is a vasoconstrictor to increase blood pressure in adults with septic or other distributive shock

European Union: GIAPREZA is indicated for the treatment of refractory hypotension in adults with septic or other distributive shock who remain hypotensive despite adequate volume restitution and application of catecholamines and other available vasopressor therapies

(2) U.S.: XERAVA is a tetracycline class antibacterial indicated for the treatment of cIAIs in patients 18 years of age and older

European Union: XERAVA is indicated for the treatment of cIAI in adults

GIAPREZA™ (angiotensin II)

GIAPREZA™ (angiotensin II) injection is approved by the FDA as a vasoconstrictor indicated to increase blood pressure in adults with septic or other distributive shock. GIAPREZA is approved by the European Commission (“EC”) for the treatment of refractory hypotension in adults with septic or other distributive shock who remain hypotensive despite adequate volume restitution and application of catecholamines and other available vasopressor therapies. GIAPREZA mimics the body’s endogenous angiotensin II peptide, which is central to the renin-angiotensin-aldosterone system (“RAAS”), which in turn regulates blood pressure. GIAPREZA is marketed in the U.S. by La Jolla Pharmaceutical Company on behalf of La Jolla Pharma, LLC, its wholly owned subsidiary, and will be marketed in Europe by PAION AG on behalf of La Jolla Pharma, LLC.

Distributive shock is the most common form of shock (Vincent et al, New England Journal of Medicine 2013; 369(18):1726−1734).

Types of Shock(1)

(1) Vincent et al, New England Journal of Medicine 2013; 369(18):1726−1734

Distributive shock is a leading cause of death in hospitalized patients. Septic shock accounts for more than 90% of distributive shock (Vincent et al, New England Journal of Medicine 2013; 369(18):1726–1734). Shock affects one-third of patients in the intensive care unit (“ICU”) (Sakr et al, Critical Care Medicine 2006; 34:589–597). The mortality rate of distributive shock exceeds that of most acute conditions requiring hospitalization.

Mortality Rate

(1) Based on the 28-day mortality rates of: (i) 35% from the vasopressin arm of Russell et al, New England Journal of Medicine 2008; 358:877–87; (ii) 49% from the norepinephrine arm of De Backer et al, New England Journal of Medicine 2010; 362:779–89; and (iii) 54% from the placebo arm (high-dose norepinephrine or equivalent) of Khanna et al, New England Journal of Medicine 2017; 377:419–430

(2) 30-day mortality rate from Medicare.gov

The RAAS is one of three systems that work in harmony to regulate blood pressure. GIAPREZA regulates blood pressure through the RAAS. Other therapeutic options regulate blood pressure through the adrenal system and vasopressin system.

In Healthy Individuals, Three Systems Work in Harmony to Regulate Blood Pressure

Annually in the U.S., approximately 130,000−200,000 patients fail to respond to current vasopressor options.

Response to Current Vasopressor Options

(1) Annually in the U.S.

(2) Year ended December 31, 2020 per Symphony Health Solutions

(3) Estimate based on Russell et al, New England Journal of Medicine 2008; 358:877−87 and Asfar et al, New England Journal of Medicine 2014; 370:1583−93

(4) Annual sales per Endo International plc SEC filings, divided by price per vial per Wolters Kluwer PriceRx

(5) Estimate based on Dunser et al, Circulation 2003; 107:2313−2319 and Gordon et al, Critical Care Medicine 2014; 42(6):1325−1333

(6) Year ended December 31, 2020 per Endo International plc SEC filings

(7) $212.38 per vial per Wolters Kluwer PriceRx, multiplied by 10 vials per patient

(8) Estimate based on: 35.4% 28-day mortality rate in vasopressin arm of Russell et al, New England Journal of Medicine 2008; 358:877–87; 48.5% 28-day mortality rate in norepinephrine arm of De Backer et al, New England Journal of Medicine 2010; 362:779–789; and 54.6% non-responder rate on vasopressin from Sacha et al, Annals of Intensive Care 2018; 8:35

Angiotensin II for the Treatment of High-Output Shock (“ATHOS-3”)

GIAPREZA was approved by the FDA and the EC based on the results of ATHOS-3, which were published in the New England Journal of Medicine in August 2017. ATHOS-3 was a multinational, randomized, double-blind, placebo-controlled study in which 321 adults with septic or other distributive shock who remained hypotensive despite fluid and vasopressor therapy received either GIAPREZA or placebo, both in addition to background vasopressor therapy. The primary endpoint was mean arterial pressure (“MAP”) response, defined as a MAP of 75 mm Hg or higher or an increase in MAP from baseline of at least 10 mm Hg without an increase in the dose of background vasopressors at Hour 3 (Khanna et al, New England Journal of Medicine 2017; 377:419–430).

ATHOS-3 Study Design(1)

MAP=mean arterial pressure (1) Khanna et al, New England Journal of Medicine 2017; 377:419–430 (2) Standard-of-care vasopressors included norepinephrine, epinephrine, dopamine and vasopressin

GIAPREZA significantly improved blood pressure response. Specifically, the primary endpoint was achieved by 70% of GIAPREZA-treated patients compared to 23% of placebo-treated patients (p <0.0001).

Primary Endpoint: Mean Arterial Pressure Response(1),(2)

(1) GIAPREZA FDA prescribing information (2) MAP response of 75 mm Hg or higher or an increase from baseline of at least 10 mm Hg at Hour 3 without an increase in the dose of background vasopressors

GIAPREZA provides the ability to rapidly achieve and adjust therapeutic response. GIAPREZA rapidly increased MAP with a median time to MAP response of approximately 5 minutes. The plasma half-life of GIAPREZA is less than 1 minute.

In addition, a positive survival trend was observed. Mortality through Day 28 was 46% on GIAPREZA and 54% on placebo (hazard ratio 0.78; 95% confidence interval 0.57–1.07).

Positive Survival Trend Observed (N=321)(1),(2)

(2) Khanna et al, New England Journal of Medicine 2017; 377:419–430

The most common adverse reactions that were reported in greater than 10% of GIAPREZA-treated patients were thromboembolic events.

Adverse Reactions Occurring in ≥4% of Patients Treated with GIAPREZA and ≥1.5% More Often than in Placebo-treated Patients(1)

(1) GIAPREZA FDA prescribing information (2) Including arterial and venous thrombotic events

Note: There is a potential for venous and arterial thrombotic and thromboembolic events in patients who receive GIAPREZA. As stated in the GIAPREZA FDA prescribing information, use concurrent venous thromboembolism (“VTE”) prophylaxis.

Percentage of Patients Experiencing ≥1 Adverse Event, ≥1 Serious Adverse Event and Discontinuing Treatment Due to an Adverse Event(1)

(1) Khanna et al, New England Journal of Medicine 2017; 377:419–430

XERAVA™ (eravacycline)

XERAVA™ (eravacycline) for injection is approved by the FDA as a tetracycline class antibacterial indicated for the treatment of complicated intra-abdominal infections (“cIAI”) in patients 18 years of age and older. XERAVA is approved by the EC for the treatment of cIAI in adults. XERAVA is marketed in the U.S. by Tetraphase Pharmaceuticals, Inc., a wholly owned subsidiary of La Jolla, and will be marketed in Europe by PAION AG on behalf of Tetraphase Pharmaceuticals, Inc.

cIAIs are the second most common source of severe sepsis in the ICU (Brun-Buisson et al, JAMA 1995; 274(12):968–974). cIAIs are defined as consequences of perforations of the gastrointestinal tract that result in contamination of the peritoneal space (Solomkin et al, Clinical Infectious Diseases 2018; 69(6):921–929).

Source of Severe Sepsis in the ICU (%)(1)

(1) Brun-Buisson et al, JAMA 1995; 274(12):968–974

The use of antimicrobial agents that have activity against gram-negative, gram-positive and anaerobic pathogens is strongly recommended for the empiric treatment (treatment without a specific pathogen diagnosis) of patients with cIAI. The increased prevalence of resistant bacteria makes the selection of appropriate treatment more challenging (Mazuski et al, Surgical Infections 2017; 18(1):1–76).

2,733 Baseline Pathogens in 846 Patients with cIAI

3.2 Pathogens/Patient(1)

(1) Data on file from IGNITE1 and IGNITE4 microbiologic intent-to-treat (micro-ITT) population

Approximately 3 million patients with cIAIs receive approximately 17 million days of broad-spectrum antibiotics.

~3 MM Patients with cIAIs Receive Broad-Spectrum Antibiotics

(1) 2014 Decision Resources AMR Hospital Database (2) Annually in the U.S. and EU5 (France, Germany, Italy, Spain and the United Kingdom)

Investigating Gram-negative Infections Treated with Eravacycline (“IGNITE”)

XERAVA was approved by the FDA and the EC based on the results of IGNITE1 and IGNITE4, which were published in JAMA Surgery in March 2017 and Clinical Infectious Diseases in December 2018, respectively.

IGNITE1 was a multinational, randomized, double-blind, active-controlled study in 538 patients with clinical evidence of cIAIs requiring urgent surgical or percutaneous intervention who received either XERAVA or ertapenem. The primary endpoint was clinical cure, defined as complete resolution or significant improvement of signs or symptoms of the index infection, at the test of cure (“TOC”) visit. The TOC visit was conducted 25 to 31 calendar days after the first dose of the study drug was administered.

IGNITE4 was a multinational, randomized, double-blind, active controlled study in 499 patients with clinical evidence of cIAIs requiring urgent surgical or percutaneous intervention who received either XERAVA or meropenem. The primary endpoint was clinical cure, defined as complete resolution or significant improvement of signs or symptoms of the index infection, at the TOC visit. The TOC visit was conducted 25 to 31 calendar days after the first dose of the study drug was administered.

IGNITE1 and IGNITE4 Study Design

(1) Solomkin et al, JAMA Surgery 2017; 152(3):224-232

(2) Solomkin et al, Clinical Infectious Diseases 2018; 69(6):921-9

(3) TOC visit was conducted 25 to 31 calendar days after the first dose of the study drug was administered

XERAVA demonstrated statistical noninferiority in clinical cure rate in the micro-ITT population, which included all randomized subjects who had baseline bacterial pathogens that caused cIAIs and against at least one of which the investigational drug has in vitro (in a test tube) antibacterial activity (N=846).

Primary Endpoint: Clinical Cure Rate(1)

(1) XERAVA FDA prescribing information (2) Noninferiority margins of 10% and 12.5% were used for IGNITE1 and IGNITE4, respectively

Clinical cure rates across patients with gram-negative, gram-positive and anaerobic pathogens, including those with resistant strains, are shown in the following tables.

Clinical Cure Rates at TOC by Selected Baseline Pathogens in the Micro-ITT Population(1)

N=Number of subjects in the micro-ITT Population; N1=Number of subjects with a specific pathogen; n=Number of subjects with a clinical cure at the TOC visit

(1) XERAVA FDA prescribing information

(2) Comparators included ertapenem and meropenem for IGNITE1 and IGNITE4, respectively

(3) Includes Streptococcus anginosus, Streptococcus constellatus, and Streptococcus intermedius

(4) Includes Bacteroides caccae, Bacteroides fragilis, Bacteroides ovatus, Bacteroides thetaiotaomicron, Bacteroides uniformis, Bacteroides vulgatus, Clostridium perfringens, and Parabacteroides distasonis

XERAVA Demonstrated High Clinical Cure Rates Against Resistant Pathogens(1)

CEPH-R=cephalosporin-resistant; ESBL=extended-spectrum β-lactamases; MDR=multidrug resistance;

N=Number of subjects in the micro-ITT Population; N1=Number of subjects with a specific pathogen; n=Number of subjects with a clinical cure at the TOC visit

(1) Ditch et al, 2018 ASM Microbe Annual Meeting

(2) Comparators included ertapenem and meropenem for IGNITE1 and IGNITE4, respectively

(3) Data on file from IGNITE1 and IGNITE4 micro-ITT population

The most common adverse reactions that were reported in XERAVA-treated patients in IGNITE1 and IGNITE4 were infusion site reactions.

Selected Adverse Reactions Reported in ≥1% of Patients Receiving XERAVA(1)

(1) XERAVA FDA prescribing information

(2) Comparators included ertapenem and meropenem for IGNITE1 and IGNITE4, respectively

(3) Infusion site reactions include: catheter/vessel puncture site pain, infusion site extravasation, infusion site hypoaesthesia, infusion/injection site phlebitis, infusion site thrombosis, injection site/vessel puncture site erythema, phlebitis, phlebitis superficial, thrombophlebitis, and vessel puncture site swelling

Product Candidates

In connection with the acquisition of Tetraphase, we acquired the following product candidates that are in early stage clinical or preclinical development: (1) TP-6076, an IV formulation of a fully synthetic fluorocycline derivative for the treatment of certain multidrug-resistant gram-negative bacteria; (2) TP-271, an IV and oral formulation of a fully synthetic fluorocycline for the treatment of respiratory disease caused by bacterial biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia; and (3) TP-2846, an IV formulation of a tetracycline for the treatment of acute myeloid leukemia. At this time, there are no active studies nor anticipated future studies for any of these product candidates. We intend to seek out-licensing opportunities for these product candidates; however, at this time, we are unable to predict the likelihood of successfully out-licensing any of these product candidates.

Sales and Marketing Organization

La Jolla employs an experienced sales and marketing team dedicated to the commercialization of GIAPREZA and XERAVA. As of December 31, 2020, this team consisted of 39 professionals, including 29 critical care specialists.

Customers

During the year ended December 31, 2020, 521 hospitals in the U.S. purchased GIAPREZA. During the year ended December 31, 2020, 750 hospitals and other healthcare organizations in the U.S. purchased XERAVA. Hospitals and other healthcare organizations purchase our products through a network of specialty and wholesale distributors. We do not believe that the loss of any one of these distributors would significantly impact our ability to distribute GIAPREZA or XERAVA, as we expect that sales volume would be absorbed by the remaining distributors. Due to the relatively short lead-time required to fill orders for GIAPREZA and XERAVA, backlog is not material to our business.

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production of GIAPREZA or XERAVA. We rely on third-party manufacturers to produce GIAPREZA and XERAVA and expect to continue to do so to meet our development and commercial needs. In all of our manufacturing agreements, we require that contract manufacturers produce active pharmaceutical ingredients (“APIs”) and drug products in accordance with the FDA’s current Good Manufacturing Practices (“cGMPs”) and all other applicable laws and regulations. We maintain confidentiality agreements with potential and existing manufacturers in order to protect our proprietary rights related to GIAPREZA and XERAVA. The long-term commercial success of GIAPREZA and XERAVA will depend in part on the ability of our contract manufacturers to supply cGMP-compliant API and drug product without interruption.

Regulatory Exclusivity

GIAPREZA and XERAVA are New Chemical Entities (“NCEs”) approved by the FDA. In the U.S., NCEs approved by the FDA are eligible for market exclusivity under the U.S. Federal Food, Drug, and Cosmetic Act (“FDCA”), which can prevent the approval of generic versions of the NCE for 5 to 7.5 years from the date of the initial approval of the NCE. Specifically, the FDCA provides a 5-year period of marketing exclusivity within the U.S. to the applicant that gains approval of an NDA for an NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application (“ANDA”) or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all of the data required for approval. However, an application may be submitted 4 years after the NDA approval of the NCE if it contains a certification of patent invalidity or non-infringement. This certification will trigger an automatic stay in the approval of any generic competition until the earlier of: (a) 30 months from the certification; or (b) a court ruling of patent invalidity or non-infringement for the relevant patents. In the absence of a court ruling, the 30-month stay will be extended by such amount of time (if any) that is required for 7.5 years to have elapsed from the date of NDA approval of the NCE.

Under the Generating Antibiotic Incentives Now (“GAIN”) provisions of the Food and Drug Administration Safety and Innovation Act (“FDASIA”), the FDA may designate a product as a qualified infectious disease product (“QIDP”). In order to receive this designation, a drug must qualify as an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections. We obtained a QIDP designation for the IV formulation of XERAVA for cIAI in July 2013. Upon approving an application for a QIDP, the FDA will extend by an additional five years any non-patent marketing exclusivity period awarded, such as a five-year exclusivity period awarded for an NCE. This extension is in addition to any pediatric exclusivity extension awarded. XERAVA has been awarded this five-year exclusivity under FDASIA.

Intellectual Property

Patents and other proprietary rights are important to our business. As of February 19, 2021, the intellectual property portfolio relating to GIAPREZA included 12 issued U.S. patents, 8 pending U.S. patent applications, 8 issued foreign patents, 45 pending foreign patent applications, and 1 international patent application filed under the Patent Cooperation Treaty (“PCT”). The issued U.S. patents, and patents that may issue from the pending U.S. patent applications, will expire between 2029 and 2038, absent any disclaimers, extensions, or adjustments of patent term. The foreign patents, and patents that may issue from the pending foreign patent applications, will expire between 2034 and 2037, absent any disclaimers, extensions, or adjustments of patent term. Patents that may issue from applications claiming priority to the PCT application will expire in 2040, absent any disclaimers, extensions, or adjustments of patent term.

As of February 19, 2021, we owned 2 issued U.S. patents, 1 pending U.S. patent application, 17 issued foreign patents and 5 pending foreign patent applications relating to XERAVA. The issued U.S. patents, and the patent that may issue from the pending U.S. patent application, will have an expiration date of August 7, 2029, absent any disclaimers, extensions or adjustments of patent term. The term of one of the U.S. patents has received 508 days of patent term adjustment. The foreign patents, and patents that may issue from the pending foreign applications, will likewise have an expiration date of August 7, 2029, absent any disclaimers, extensions or adjustments of patent term.

As of February 19, 2021, we also filed applications for Supplementary Protection Certificates based on European Patent No. 2323972 covering the composition of matter and use of XERAVA. Some applications have been granted and others are pending.

As of February 19, 2021, we also owned 1 pending U.S. patent application and 10 pending foreign patent applications that relate to crystalline forms of eravacycline. Any U.S. patent that may issue from the pending patent application will expire in 2037 absent any disclaimers, extensions, or adjustments of patent term. Likewise, any foreign patents that may issue from the pending foreign patent applications will expire in 2037.

The following table summarizes our issued patents and pending applications for GIAPREZA, XERAVA and other tetracycline-related intellectual property.

	United States			Foreign (including PCT)
Description	Issued	Pending	Expiration	Issued	Pending	Expiration
GIAPREZA	12	8	2029−2038	8	45	2034−2040
XERAVA	2	2	2029−2037	17	15	2029−2037
Other	8	2	2029−2040	52	32	2029−2040

Material Contracts

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

Government Regulation

Pharmaceutical products, including GIAPREZA and XERAVA, are subject to extensive government regulation. In the U.S., the FDA regulates pharmaceutical products. FDA regulations govern the testing, research and development activities, manufacturing, quality, storage, advertising, promotion, labeling, sale and distribution of pharmaceutical products. Accordingly, there is a rigorous process for the approval of new drugs and ongoing oversight of marketed products. We may also be subject to foreign regulatory requirements governing clinical studies and drug products if products are tested or marketed abroad. The approval process outside of the U.S. varies from jurisdiction to jurisdiction and the time required may be longer or shorter than that required for FDA approval.

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

The failure to comply with FDA’s requirements may result in adverse publicity, warning letters, corrective advertising, restrictions on marketing or manufacturing, refusals to review pending product applications, refusals to permit the import or export of products, seizures, injunctions, and civil and criminal penalties.

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

Regulation in Non-U.S. Jurisdictions

In addition to regulations in the U.S., we may be subject to a variety of foreign regulations governing clinical studies and commercial sales and distribution of GIAPREZA, XERAVA or future products. For example, clinical studies conducted in the European Union must be done under a clinical trial application (“CTA”), which is usually supported by an Investigational Medicinal Product Dossier (“IMPD”), and the oversight of ethics committees. If we market GIAPREZA in foreign countries, we also will be subject to foreign regulatory requirements governing marketing approval for pharmaceutical products. The requirements governing the conduct of clinical studies, product approval, pricing and reimbursement vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by the regulatory authorities of foreign countries must be obtained before marketing the product in those countries. The approval process varies from country to country, and the time required for such approvals may differ substantially from that required for FDA approval. Foreign regulatory approval processes involve many of the risks associated with FDA marketing approval discussed above. There is no assurance that any FDA approval of any of our product candidates will result in similar foreign approvals or vice versa. The process for clinical studies in the European Union and other countries is similar, and studies are heavily scrutinized by the designated ethics committees and regulatory authorities. In addition, foreign regulations may include applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or other transfers of value to health care professionals and entities.

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

Human Capital

As of December 31, 2020, we employed 59 full-time equivalent employees. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we consider our relations with our employees to be good. We also hire consultants and contract with third parties, as needed, to provide additional resources to support our business activities.

Our key human capital management objectives are to identify, recruit, integrate, retain and motivate our new and existing employees. We believe that our compensation and benefit programs are appropriately designed to attract and retain qualified talent. Employees receive an annual base salary and are eligible to earn performance-based cash bonuses. To create and maintain a successful work environment, we offer a comprehensive package of additional benefits that support the physical and mental health and wellness of all of our employees and their families. Additionally, we grant equity awards in order to allow for directors, officers, employees and consultants of La Jolla to share in the performance of the Company.

Corporate and Other Information

The Company was incorporated in Delaware in 1989 and reincorporated in California in 2012. Effective April 15, 2021, our principal executive offices will be located at 201 Jones Road, Suite 400, Waltham, Massachusetts 02451. Our telephone number is (617) 715-3600. Shares of our common stock trade on the Nasdaq Capital Market under the symbol “LJPC.” Our website address is www.ljpc.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

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

Item 1A. Risk Factors

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the material risks and uncertainties described below before deciding whether to purchase shares of our common stock. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition, results of operations, cash flow, reputation and prospects could be materially and adversely affected by any of these risks and uncertainties, including risks and uncertainties not currently known to us or that we currently do not believe to be material. In any such case, the trading price of shares of our common stock could decline, and you could lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We are substantially dependent on the commercial success of GIAPREZA™ (angiotensin II) and XERAVA™ (eravacycline).

The success of our business is substantially dependent on our ability to successfully commercialize GIAPREZA™ (angiotensin II) and XERAVA™ (eravacycline). The market for effective pharmaceutical sales and marketing professionals is competitive, and maintaining these capabilities is expensive and challenging. If we are unable to maintain an effective sales and marketing organization, GIAPREZA and XERAVA sales could be adversely affected, and our business could suffer.

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

In an effort to remain competitive in the marketplace, we may determine, from time to time, to change our pricing, dosage forms and strengths, and other marketing strategies for GIAPREZA and XERAVA, including altering the amount or availability of discounts or rebates. Any such changes could have short-term or long-term negative impacts on our net sales, which would cause our business and results of operations to suffer. Price increases or changes to our marketing strategies may also negatively affect our reputation and our ability to secure and maintain reimbursement coverage for GIAPREZA and XERAVA, which could result in decreased demand and cause our business and results of operations to suffer. If we are unable to successfully price or market GIAPREZA or XERAVA, the commercial prospects for GIAPREZA and XERAVA will be limited, and our business will suffer.

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

We do not currently own or operate manufacturing facilities for the production of GIAPREZA or XERAVA. We rely on sole-source contract manufacturers to produce GIAPREZA and XERAVA and expect to continue to do so to meet our development and commercial needs. In all of our manufacturing agreements, we require that contract manufacturers produce active pharmaceutical ingredients (“APIs”) and drug products in accordance with the U.S. Food and Drug Administration’s (“FDA’s”) current Good Manufacturing Practices (“cGMPs”) and all other applicable laws and regulations. The long-term commercial success of GIAPREZA and XERAVA will depend in part on the ability of our contract manufacturers to supply cGMP-compliant API and drug product without interruption. If there is an interruption in the supply of GIAPREZA and XERAVA from our contract manufacturers, our business will suffer.

Our ability to realize the benefits from the acquisition of Tetraphase is substantially dependent on the commercial success of XERAVA.

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

Product liability or other lawsuits against us could cause us to incur substantial liabilities and reduce GIAPREZA and XERAVA sales.

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

Additionally, we may not have and may not be able to obtain insurance on acceptable terms or with adequate coverage against potential liabilities or other losses if any claim or lawsuit is brought against us, regardless of the success or failure of the claim or lawsuit. Even where claims are submitted to insurance carriers for defense and indemnity, there can be no assurance that the claims will be fully covered by insurance or that the indemnitors or insurers will remain financially viable to cover the cost of such claims. Any such claims or lawsuits could materially impact our financial condition, and our business could suffer.

Our ability to continue commercializing GIAPREZA is dependent on our fulfillment of contractual obligations under the royalty financing agreement with HealthCare Royalty Partners.

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

The commercial success of GIAPREZA and XERAVA in certain ex-US territories is dependent on the fulfillment of contractual obligations under the Company’s out-license agreements.

PAION AG License

On January 12, 2021, La Jolla Pharmaceutical Company and certain of its wholly owned subsidiaries, including La Jolla Pharma, LLC and Tetraphase, entered into an exclusive licensing agreement (the “PAION License”) with PAION AG and its wholly owned subsidiary (collectively, “PAION”). Pursuant to the PAION License, La Jolla granted PAION an exclusive license to commercialize GIAPREZA and XERAVA in the European Economic Area, the United Kingdom and Switzerland (collectively, the “PAION Territory”). La Jolla is entitled to receive an upfront cash payment of $22.5 million plus potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments. In addition, royalties payable under the PAION License will be subject to reduction on account of generic competition and after patent expiration in a jurisdiction. Pursuant to the PAION License, PAION will be solely responsible for the future development and commercialization of GIAPREZA and XERAVA in the PAION Territory. PAION is required to use commercially reasonable efforts to commercialize GIAPREZA and XERAVA in the PAION Territory. The Company agreed to use commercially reasonable efforts to negotiate and enter into a separate commercial supply agreement to manufacture drug product for commercial supply. The Company has not yet entered into a commercial supply agreement with PAION, which would set the quantity and timing of commercial supply. The Company has not received any payments from PAION related to either royalties or commercial milestones. If the Company is held to not have met its commercial supply obligations, or if PAION is unable to successfully develop and commercialize GIAPREZA or XERAVA in the PAION Territory, the commercial prospects for GIAPREZA and XERAVA in the PAION Territory will be limited, and our business will suffer.

Everest Medicines Limited License

In February 2018, Tetraphase entered into a license agreement with Everest Medicines Limited (“Everest”), which was subsequently amended and restated (the “Everest License”). Pursuant to the Everest License, Tetraphase granted Everest an exclusive license to develop and commercialize XERAVA for the treatment of cIAI and other indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines (collectively, the “Everest Territory”). The Company is eligible to receive up to an aggregate of $11.0 million in future clinical development and regulatory milestone payments and up to an aggregate of $20.0 million in sales milestone payments. The Company is also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Everest Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Everest Territory until the latest to occur of: (1) the last-to-expire of specified patent rights in such jurisdiction in the Everest Territory; (2) expiration of marketing or regulatory exclusivity in such jurisdiction in the Everest Territory; or (3) 10 years after the first commercial sale of a product in such jurisdiction in the Everest Territory. In addition, royalties payable under the Everest License will be subject to reduction on account of generic competition and after patent expiration in a jurisdiction, with any such reductions capped at certain percentages of the amounts otherwise payable during the applicable royalty payment period. Pursuant to the Everest License, Everest will be solely responsible for the development and commercialization of licensed products in the Everest Territory. The Company agreed to use commercially reasonable efforts to manufacture drug product for clinical development, which will be paid by Everest at the cost to manufacture, as well as manufacture drug product for commercial supply, which will be paid by Everest at cost plus a reasonable margin. The Company has not yet entered into a commercial supply agreement with Everest, which would set the quantity and timing of commercial supply. Subsequent to July 28, 2020 and through December 31, 2020, the Company has not received any payments from Everest related to either royalties or clinical development and regulatory milestones. If Tetraphase is held to not have met its commercial supply obligations, or if Everest is unable to successfully develop and commercialize XERAVA in the Everest Territory, the commercial prospects for XERAVA in the Everest Territory will be limited, and our business will suffer.

Our overall financial performance, including but not limited to net product sales and net cash used for or provided by operating activities, may not meet our expectations.

Our overall financial performance, including but not limited to net product sales and net cash used for or provided by operating activities, including any milestone and/or royalty payments resulting from licensing agreements and any distributions received in connection with our non-voting profits interest, is difficult to predict and may fluctuate from quarter to quarter and year to year. Historical financial performance may not be indicative of future financial performance. For example, our net product sales may be below expectations, and our costs to operate our business, including cost of product sales, research and development expenses and selling, general and administrative expenses, could exceed our estimates. Furthermore, we may not receive any future distributions in connection with our non-voting profits interest. If our overall financial performance does not meet our expectations, our business could suffer.

Our capital requirements and our potential need for, and ability to obtain, additional financing are uncertain.

As of December 31, 2020, we had cash and cash equivalents of $21.2 million. GIAPREZA and XERAVA are our approved products and our only sources of product revenue. The amount and timing of future funding requirements, if any, will depend on many factors, including the success of our commercialization efforts for GIAPREZA and XERAVA, and our ability to control expenses. If necessary, we will raise additional capital through equity or debt financings or collaboration agreements. We can provide no assurance that additional financing will be available to us on favorable terms, or at all. If we need to raise additional capital and are unable to do so, we may be forced to curtail or cease our operations.

Future utilization of net operating loss carryforwards or research and development credit carryforwards may be impaired due to changes in ownership.

Our net operating loss and research and development credit carryforwards may be subject to limitation under Section 382 of the Internal Revenue Code of 1986 (the “IRC”). As a result, our deferred tax assets and related valuation allowance may be reduced for the estimated impact of the net operating loss and research and development credit carryforwards that we estimate may expire unused. Utilization of our remaining net operating loss and research and development credit carryforwards may still be subject to substantial annual limitations due to ownership change limitations provided by the IRC and similar state provisions, including those that may come in conjunction with market trades by our shareholders or future equity financings.

Our ability to hire and retain key employees is uncertain.

The market for effective professionals in the pharmaceutical industry is competitive, and hiring and retaining these professionals is expensive and challenging. If we are unable to hire and retain key employees, we may be unable to effectively execute on our operating plan, and our business could suffer.

Our employees may engage in misconduct, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee misconduct, which could include intentional failures to comply with regulatory standards and requirements, such as FDA regulations, federal and state healthcare fraud and abuse laws and regulations, or similar laws and regulations established and enforced by comparable foreign regulatory authorities. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commissions, customer incentive programs and other business arrangements. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in protecting us from governmental actions or lawsuits. If any such actions are instituted against us, and we are not successful in defending ourselves, those actions, including the imposition of significant fines or other sanctions, could have a material adverse effect on our business and results of operations.

Failure to obtain regulatory approval in international jurisdictions would prevent our products, our product candidates or any other products the Company or its current or future out-licensees may develop from being marketed abroad.

In the event the Company or its current or future out-licensees pursue the right to market and sell our products, our product candidates or any other products we may develop in jurisdictions other than the U.S. or the European Union, the Company or its current or future out-licensees would be required to obtain separate marketing approvals and comply with numerous and varying regulatory requirements in each country or jurisdiction. The approval procedures vary among countries and may involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA or European Commission (“EC”) approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country or jurisdiction. In the event the Company or its current or future out-licensees choose to pursue them, the Company or its current or future out-licensees may not obtain approvals from regulatory authorities in such countries on a timely basis, if at all. Approval by the FDA or EC does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. If the Company or its current or future out-licensees are unable in the future to obtain approval of a product or product candidate by regulatory authorities other countries or jurisdictions, the commercial prospects of that product or product candidate may be significantly diminished and our business could suffer.

We may not be successful in our efforts to out-license our product candidates.

Although a substantial amount of our effort will focus on the commercialization of GIAPREZA and XERAVA, we also may seek to out-license our product candidates. We cannot assure you that our efforts to out-license our product candidates will be successful.

RISKS RELATED TO INTELLECTUAL PROPERTY

GIAPREZA’s and XERAVA’s market exclusivity periods will depend on the validity and enforceability of issued and pending patents covering GIAPREZA and XERAVA.

We depend on patents and other intellectual property rights to prevent others from improperly benefiting from our commercial products, GIAPREZA and XERAVA, and products or inventions that we develop or acquire. For details about our intellectual property portfolio protecting GIAPREZA and XERAVA, see the section titled “Business—Intellectual Property.”

We plan to file additional patent applications that, if issued, would provide further protection for GIAPREZA and XERAVA. Although we believe the bases for these patents and patent applications are sound, they are untested, and there is no assurance that they will not be successfully challenged. There can be no assurance that any patent previously issued will protect GIAPREZA or XERAVA from generic competition or that any patent application will result in an issued patent that will protect GIAPREZA or XERAVA from generic competition. Furthermore, there can be no assurance that GIAPREZA or XERAVA will not be held to infringe valid patents held by others. If our owned and in-licensed intellectual property do not protect GIAPREZA or XERAVA from generic competition, GIAPREZA or XERAVA sales will decline, and our business will suffer. If either GIAPREZA or XERAVA is held to infringe valid patents held by others, we could be subject to liability, and our business could suffer.

If we fail to comply with our obligations under our in-license agreements, we may lose rights to critical patents that are important to the commercialization and net sales potential of GIAPREZA and XERAVA.

We have licensed patent rights covering GIAPREZA from George Washington University (“GW”) and licensed patent rights covering XERAVA from Harvard University (“Harvard”) and Paratek Pharmaceuticals, Inc. (“Paratek”). If, for any reason, our in-license agreements with GW, Harvard or Paratek are terminated or we otherwise lose those rights, it would materially and adversely affect our business. Our in-license agreements with GW, Harvard and Paratek impose, and any future collaboration agreements or license agreements we enter into are likely to impose, various development, commercialization, commercial supply, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. Failure to fulfill these obligations would pose a material risk to our patent protection and commercial prospects for GIAPREZA and XERAVA, and our business would suffer.

If our products or our product candidates infringe the rights of others, we could be subject to expensive litigation, become liable for substantial damages, be required to obtain licenses from others or be prohibited from selling our products or product candidates altogether.

Our competitors or others may have patent rights that they choose to assert against us or our licensors, licensees, suppliers, customers or potential marketing partners. Moreover, we may not know about patents or patent applications that our products or product candidates would infringe. Because patent applications do not publish for at least 18 months, if at all, and can take many years to issue, there may be currently pending applications unknown to us that may later result in issued patents that our products or product candidates would infringe. In addition, if third parties file patent applications or obtain patents claiming inventions also claimed by us or our licensors in issued patents or pending applications, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office (“USPTO”) to determine priority of invention. If third parties file oppositions in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of claims in our foreign patent applications.

If a third party claims that we infringe its proprietary rights, any of the following may occur:

•	we may become involved in time-consuming and expensive litigation, even if the claim is without merit;
•	we may become liable for substantial damages for past infringement if a court decides that we have infringed a competitor’s patent;

•

a court may prohibit us from selling or licensing our products without a license from the patent holder, which may not be available on commercially acceptable terms, if at all, or which may require us to pay substantial royalties or grant cross-licenses to our patents; or

•

we may have to redesign our products or product candidates so that they do not infringe patent rights of others, which may not be possible or commercially feasible and may require new regulatory approvals.

Any of these events would have a material adverse effect on our business, results of operations and financial condition.

Patent policy and rule changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Changes in either the patent laws or interpretation of the patent laws in the U.S. or other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. We therefore cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or pending applications, or that we or our licensor were the first to file for patent protection of such inventions.

Assuming the other requirements for patentability are met, in the U.S., prior to March 15, 2013, the first to make the claimed invention is entitled to the patent, while, outside the U.S., the first to file a patent application is entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act (“Leahy-Smith Act”), enacted on September 16, 2011, the U.S. has moved to a first-to-file system. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and may also affect patent litigation. In general, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, results of operations and financial condition.

Among some of the other changes introduced by the Leahy-Smith Act are changes that limit where a patentee may file a patent infringement suit and provide new opportunities for third parties to challenge issued patents in the USPTO. We may be subject to the risk of third-party prior art submissions on pending applications or become a party to opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patents for our products or product candidates. There is a lower standard of evidence necessary to invalidate a patent claim in a USPTO proceeding relative to the standard in U.S. federal courts. This could lead third parties to challenge and successfully invalidate our patents that would not otherwise be invalidated if challenged through the court system.

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

Drugs approved by the FDA, EC and/or other regulatory agencies are subject to ongoing regulation.

Any products manufactured or distributed by us pursuant to FDA, EC and/or other regulatory agency approvals may be subject to continuing regulation by such agencies, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA, EC and/or other regulatory agencies and may be subject to periodic unannounced inspections by such agencies for compliance with cGMPs, which impose certain procedural and documentation requirements on us and our third-party manufacturers. Even after regulatory approval is obtained, under certain circumstances, such as later discovery of previously unknown safety risks, the FDA, EC and/or other regulatory agencies can withdraw approval, recall the product or subject the drug to additional restrictions. In addition, governments outside of the U.S. tend to impose strict price controls, which may adversely effect our revenues or our royalty payments received from license agreements.

Drug development involves a lengthy and expensive process with an uncertain outcome.

Drug development involves a lengthy and expensive process with an uncertain outcome. Failure may occur at any time during drug development. The results of nonclinical studies and early clinical studies may not be predictive of the results of later-stage clinical studies. For example, the safety or efficacy results of clinical studies do not ensure that later clinical studies will demonstrate similar results. Even if clinical studies demonstrate the safety and efficacy of the product candidate, there is no assurance that such product candidate will receive regulatory approval.

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

RISKS RELATED TO OWNERSHIP OF SHARES OF OUR COMMON STOCK

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

Any of these factors may result in large and sudden changes in the volume and trading price of shares of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against that company. If we were involved in a class action suit, it could divert the attention of management, result in negative press reports and, if adversely determined, have a material adverse effect on our results of operations and financial condition.

We have never paid a dividend on shares of our common stock, and you should rely on price appreciation of shares of our common stock for return on your investment.

We have never paid a dividend on shares of our common stock. Even if we decide to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on our future results of operations, financial condition, contractual restrictions and other factors. You should not rely on dividend income from shares of our common stock and should rely on price appreciation of shares of our common stock for a return, if any, on your investment.

Conversion of our convertible preferred stock would result in substantial dilution for our existing shareholders of common stock.

As of December 31, 2020, there were approximately 27.4 million shares of common stock outstanding. We may be required to issue up to approximately 6.7 million additional shares of common stock upon conversion of existing convertible preferred stock. The issuance of these additional shares would represent approximately 20% dilution to our existing shareholders of common stock.

If we need to obtain additional financing in the future, such financing could result in dilution to your investment, adversely affect the price per share of our common stock and/or create future operating and financial restrictions.

As of December 31, 2020, we had cash and cash equivalents of $21.2 million. GIAPREZA and XERAVA are our approved products and our only source of product revenue. The amount and timing of future funding requirements, if any, will depend on many factors, including the success of our commercialization efforts for GIAPREZA and XERAVA and our ability to control expenses. If necessary, we will raise additional capital through equity or debt financings. We can provide no assurance that additional financing will be available to us on favorable terms, or at all. If we issue additional equity securities or securities convertible into equity securities, you will suffer dilution to your investment, and such issuance may adversely affect the price per share of our common stock. Any new debt financing we enter into may involve covenants that restrict our operations, which may include limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens or pay dividends.

Our directors, executive officers and principal shareholders have substantial control over the Company, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of February 25, 2021, our current directors, officers and shareholders who own greater than 5% of our outstanding shares of common stock, together with their affiliates, beneficially own, in the aggregate, approximately 55% of our outstanding shares of common stock. As a result, these current directors, officers and shareholders, if they act, will be able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, our current directors, officers and shareholders, acting together, would have the ability to control the management and affairs of the Company. They may also have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our shareholders of an opportunity to receive a premium for their shares of common stock as part of a sale of the Company and could affect the market price of shares of our common stock.

GENERAL RISK FACTORS

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Our business and operations may be materially adversely affected in the event of computer system failures or security breaches.

Despite the implementation of security measures, our internal computer systems, and those of other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks, natural disasters, fire, terrorism, war and telecommunication and electrical failures. If such an event were to occur and interrupt our operations, it could result in a material disruption of our development programs. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information or personal data of employees or former employees, access to our customer or clinical data or disruption of the manufacturing process, we could incur liability and the further development of our products or product candidates could be delayed. We may also be vulnerable to cyber-attacks or other malfeasance by hackers, employees and others. This type of breach of our cybersecurity may compromise our confidential information or our financial information and adversely affect our business or result in legal proceedings.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Effective April 15, 2021, our principal executive offices will be located at 201 Jones Road, Suite 400, Waltham, Massachusetts 02451. We also maintain offices at 4747 Executive Drive, Suite 240, San Diego, California 92121. We lease approximately 7,388 square feet of office space in Waltham and sublease approximately 2,368 square feet of office space in San Diego.

Item 3.  Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of our common stock are traded on the Nasdaq Capital Market under the symbol “LJPC.”

Holders of Record

As of February 8, 2021, we had 4 holders of record. Certain shares of common stock are held in “street” name, and, accordingly, the number of beneficial owners of such shares of common stock is not known or included in the foregoing number. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividend Policy

We have never paid dividends on shares of our common stock, and we do not have any plans to pay dividends in the foreseeable future. Any determination to pay dividends to holders of shares of our common stock will be at the discretion of our board of directors (“Board”) and will depend on many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in the agreements governing any indebtedness we may enter into and other factors that our Board deems relevant.

Item 6. Selected Financial Data.

Not required.

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

Business Overview

La Jolla Pharmaceutical Company is dedicated to the development and commercialization of innovative therapies that improve outcomes in patients suffering from life-threatening diseases. GIAPREZA™ (angiotensin II) injection is approved by the U.S. Food and Drug Administration (“FDA”) as a vasoconstrictor indicated to increase blood pressure in adults with septic or other distributive shock. XERAVA™ (eravacycline) for injection is approved by the FDA as a tetracycline class antibacterial indicated for the treatment of complicated intra-abdominal infections (“cIAI”) in patients 18 years of age and older.

On July 28, 2020, La Jolla completed its acquisition of Tetraphase Pharmaceuticals, Inc. (“Tetraphase”), a biopharmaceutical company focused on commercializing XERAVA, for $43 million in upfront cash plus potential future cash payments of up to $16 million. Financial results for the period ending December 31, 2020 include Tetraphase’s financial results subsequent to the acquisition closing date of July 28, 2020.

On January 12, 2021, La Jolla Pharmaceutical Company and certain of its wholly owned subsidiaries, including La Jolla Pharma, LLC and Tetraphase, entered into an exclusive licensing agreement (“PAION License”) with PAION AG and its wholly owned subsidiary (collectively, “PAION”) to commercialize GIAPREZA and XERAVA in the European Economic Area, the United Kingdom and Switzerland whereby La Jolla is entitled to receive an upfront cash payment of $22.5 million plus potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments.

As of December 31, 2020, La Jolla had $21.2 million of cash and cash equivalents. On a pro forma basis, adjusting for $18.9 million of upfront net proceeds from the PAION License, net of the amounts due under the George Washington University and Harvard University license agreements, La Jolla had cash and cash equivalents of $40.1 million.

For the three and twelve months ended December 31, 2020, GIAPREZA U.S. net sales were $8.7 million and $29.3 million, respectively, up 19% and 27%, respectively, from the same periods in 2019. Subsequent to July 28, 2020 and through December 31, 2020, XERAVA U.S. net sales were $4.2 million. For the three and twelve months ended December 31, 2020, including the period prior to the acquisition of Tetraphase, XERAVA U.S. net sales were $2.3 million and $8.2 million, respectively, up 53% and 128%, respectively, from the same periods in 2019.

Results of Operations

The following table summarizes our results of operations for each of the periods below (in thousands):

	Year Ended
	December 31,
	2020	2019	Change
Net product sales	$33,419	$23,054	$10,365
Cost of product sales	7,819	2,392	5,427
Selling, general and administrative expense	38,428	45,134	(6,706)
Research and development expense	23,010	85,329	(62,319)
Other income (expense), net	(3,583)	(6,707)	3,124
Net loss	$(39,421)	$(116,508)	$77,087

Financial results for the period ending December 31, 2020 include Tetraphase’s financial results subsequent to the acquisition closing date of July 28, 2020. Net loss for the year ended December 31, 2020 includes $2.5 million of purchase price accounting adjustments and $0.9 million of one-time acquisition-related expenses.

Net Product Sales

Net product sales consist solely of revenue recognized from sales of GIAPREZA and XERAVA to hospitals and other healthcare organizations in the U.S. through a network of specialty and wholesale distributors. These specialty and wholesale distributors are considered our customers for accounting purposes. GIAPREZA U.S. net sales were $29.3 million for the year ended December 31, 2020, compared to $23.1 million for the same period in 2019. Subsequent to July 28, 2020 and through December 31, 2020, XERAVA U.S. net sales were $4.2 million. XERAVA U.S. net sales were $8.2 million for the year ended December 31, 2020, including the period prior to the acquisition of Tetraphase, compared to $3.6 million for the same period in 2019.

Cost of Product Sales

Cost of product sales consists primarily of expense associated with: (i) royalties payable to George Washington University, Harvard University and Paratek Pharmaceuticals, Inc.; (ii) the inventory fair value step-up adjustment recorded in connection with the acquisition of Tetraphase; (iii) manufacturing; (iv) regulatory fees; and (v) shipping and distribution. Cost of product sales was $7.8 million for the year ended December 31, 2020, compared to $2.4 million for the same period in 2019. Subsequent to July 28, 2020 and through December 31, 2020, cost of product sales includes $2.5 million of the inventory fair value step-up adjustment recorded in connection with the acquisition of Tetraphase. For the year ended December 31, 2020, cost of product sales also included charges resulting from the reserve of short-dated GIAPREZA inventory of $0.8 million.

Selling, General and Administrative Expense

Selling, general and administrative expense consists of non-personnel and personnel expenses. Non-personnel-related expense includes expense related to: (i) professional fees for legal, patent, consulting, accounting and audit services; (ii) sales and marketing costs such as speaker programs and medical communications; (iii) facilities and information technology; and (iv) insurance. Personnel-related expense includes expense related to salaries, benefits and share-based compensation for personnel engaged in sales, finance and administrative functions. We expect selling, general and administrative expense to decrease in the near term.

The following table summarizes these expenses for each of the periods below (in thousands):

	Year Ended
	December 31,
	2020	2019	Change
Non-personnel expense:
Professional fees	$5,812	$4,398	$1,414
Sales and marketing	3,918	7,194	(3,276)
Facility	2,536	1,519	1,017
Other	2,861	2,805	56
Total non-personnel expense	$15,127	$15,916	$(789)
Personnel expense:
Salaries, bonuses and benefits	16,298	19,747	(3,449)
One-time charges for reductions in headcount	4,195	599	3,596
Share-based compensation expense	2,808	8,872	(6,064)
Total personnel expense	$23,301	$29,218	$(5,917)
Total selling, general and administrative expense	$38,428	$45,134	$(6,706)

During the year ended December 31, 2020, total selling, general and administrative non-personnel expense decreased primarily as a result of decreases in sales and marketing-related expenses primarily due to reduced travel, speaker programs and other marketing activities; partially offset by: (i) increases in professional fee-related expenses, including $0.9 million of one-time acquisition-related expenses; and (ii) increases in facility-related and other expenses primarily as a result of an increase of overhead expenses allocated to selling, general and administrative activities.

During the year ended December 31, 2020, total selling, general and administrative personnel expense decreased as a result of decreases in salaries, bonuses and benefits and share-based compensation expense as a result of reduced headcount in 2020; partially offset by increases of one-time charges in 2020 resulting from: (i) a reduction of headcount from a Company-wide realignment in May 2020; and (ii) a reduction in headcount as a result of combining La Jolla and Tetraphase personnel in July 2020.

Research and Development Expense

Research and development expense consists of non-personnel and personnel expenses. Non-personnel-related expense includes expense related to: (i) manufacturing development; (ii) contract research organizations conducting clinical studies; and (iii) facilities and information technology. Personnel-related expense includes expense related to salaries, benefits and share-based compensation for personnel engaged in research and development functions. We expect our research and development expense to significantly decrease in the near term.

The following table summarizes these expenses for each of the periods below (in thousands):

	Year Ended
	December 31,
	2020	2019	Change
Non-personnel expense:
GIAPREZA	$4,036	$6,007	$(1,971)
LJPC-401	1,683	17,603	(15,920)
XERAVA	866	-	866
LJPC-0118	926	1,746	(820)
Other programs	-	6,731	(6,731)
Facility	2,930	7,318	(4,388)
Other	556	3,991	(3,435)
Total non-personnel expense	$10,997	$43,396	$(32,399)
Personnel expense:
Salaries, bonuses and benefits	6,186	21,839	(15,653)
One-time charges for reductions in headcount	2,428	5,233	(2,805)
Share-based compensation expense	3,399	14,861	(11,462)
Total personnel expense	$12,013	$41,933	$(29,920)
Total research and development expense	$23,010	$85,329	$(62,319)

During the year ended December 31, 2020, total research and development non-personnel expense decreased primarily as a result of the following: (i) decreases in program-related expenses as we de-prioritized our product candidates and focused on the commercialization of GIAPREZA and XERAVA; and (ii) decreases in facility-related and other expenses primarily as a result of the termination of our San Diego Lease effective August 31, 2020 (see Note 6 to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K) and a reduction of overhead expenses allocated to research and development activities.

During the year ended December 31, 2020, total research and development personnel expense, including share-based compensation expense, decreased as a result of reduced headcount in 2020.

Other Income (Expense), Net

Other income (expense), net consists of the following: (i) interest expense accrued for our deferred royalty obligation; (ii) income from distributions received in connection with our non-voting profits interest in a related party; (iii) gains and losses associated with the disposal of certain property and equipment; (iv) gains and losses associated with the termination of leases; (v) gains from changes in the fair value of contingent value rights; and (vi) interest income generated from cash held in savings accounts.

During the year ended December 31, 2020, other expense, net decreased to $3.6 million from $6.7 million for the same period in 2019, a decrease of $3.1 million. This decrease was primarily due to a $4.3 million increase in the receipt of distributions in connection with the Company’s non-voting profits interest in a related party, a $0.8 million gain from the change in fair value of contingent value rights and a $0.7 million decrease in interest expense for our deferred royalty obligation, partially offset by a $1.9 million decrease in interest income generated from cash held in savings accounts.

Liquidity and Capital Resources

As of December 31, 2020 and December 31, 2019, we had cash and cash equivalents of $21.2 million and $87.8 million, respectively. On a pro forma basis, adjusting for $18.9 million of upfront net proceeds from the PAION License, net of the amounts due under the George Washington University and Harvard University license agreements, the Company had cash and cash equivalents of $40.1 million. Based on our current operating plans and projections, we believe that our existing cash and cash equivalents will be sufficient to fund operations for at least one year from the date this Annual Report on Form 10-K is filed with the SEC.

Net cash used for operating activities for the three and twelve months ended December 31, 2020 was $7.3 million and $37.6 million, respectively, down 57% and 56%, respectively, from the same periods in 2019. Net cash used for operating activities for the three and twelve months ended December 31, 2020, excluding cash expenditures related to reductions in headcount and transaction costs associated with the Tetraphase acquisition, was $5.7 million and $27.2 million, respectively, down 65% and 67%, respectively, from the same periods in 2019. Cash expenditures related to reductions in headcount were $1.6 million and $9.5 million for the three and twelve months ended December 31, 2020, respectively, and $0.9 million and $3.2 million, respectively, for the same periods in 2019. Cash expenditures related to transaction costs associated with the Tetraphase acquisition were zero and $0.9 million for the three and twelve months ended December 31, 2020, respectively.

Cash used for investing activities was $30.9 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively. The increase in cash used for investing activities resulted primarily from the acquisition of Tetraphase, net of cash, cash equivalents and restricted cash acquired, partially offset by proceeds from the sale of property and equipment.

Cash provided by financing activities was $1.1 million and $0.9 million for the year ended December 31, 2020 and 2019, respectively. The increase in cash provided by financing activities was primarily the result of net proceeds from issuance of common stock under employee stock plans.

Since January 2012, when the Company was effectively restarted, through December 31, 2020, our cash used in operating activities was $463.5 million. As of December 31, 2020, we had an accumulated deficit of $1,076.8 million and have financed our operations through public and private offerings of securities, a royalty financing, revenues from net product sales, interest income on invested cash balances and other income.

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

In-license Agreements

George Washington University License

In December 2014, the Company entered into a patent license agreement with George Washington University (“GW”), which was subsequently amended and restated (the “GW License”) and assigned to La Jolla Pharma, LLC. Pursuant to the GW License, GW exclusively licensed to the Company certain intellectual property rights relating to GIAPREZA, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA. Under the GW License, La Jolla Pharma, LLC is obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA. The Company has paid a one-time license initiation fee, annual maintenance fees, an amendment fee, additional payments following the achievement of certain development and regulatory milestones and royalties. As a result of the European Commission’s approval of GIAPREZA in August 2019, the Company made a milestone payment to GW in the amount of $0.5 million in the first quarter of 2020. The Company is obligated to pay a 6% royalty on net sales of GIAPREZA and 15% on payments from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering GIAPREZA.

Harvard University License

In August 2006, Tetraphase entered into a license agreement with Harvard University (“Harvard”), which was subsequently amended and restated (the “Harvard License”). Pursuant to the Harvard License, Harvard exclusively licensed to the Company certain intellectual property rights relating to tetracycline-based products, including XERAVA, including the exclusive rights to certain issued patents and patent applications covering such products. Under the Harvard License, the Company is obligated to use commercially reasonable efforts to develop, commercialize, market and sell tetracycline-based products, including XERAVA. For each product covered by the Harvard License, the Company is obligated to make certain payments for the following: (i) up to approximately $15.1 million upon the achievement of certain clinical development and regulatory milestones; (ii) a 5% royalty on direct U.S. net sales of XERAVA; (iii) a single-digit tiered royalty on direct ex-U.S. net sales of XERAVA, starting at a minimum royalty rate of 4.5%, with step-ups to a maximum royalty of 7.5% based on the achievement of annual net product sales thresholds; and (iv) 20% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering tetracycline-based products, including XERAVA.

Paratek Pharmaceuticals, Inc. License

In March 2019, Tetraphase entered into a license agreement with Paratek Pharmaceuticals, Inc. (“Paratek”), which was subsequently amended and restated (the “Paratek License”). Pursuant to the Paratek License, Paratek non-exclusively licensed to the Company certain intellectual property rights relating to XERAVA, including non-exclusive rights to certain issued patents and patent applications covering XERAVA. The Company is obligated pay Paratek a 2.25% royalty based on direct U.S. net sales of XERAVA. The Company’s obligation to pay royalties with respect to the licensed product is retroactive to the date of the first commercial sale of XERAVA and shall continue until there are no longer any valid claims of the Paratek patents, which will expire in October 2023.

Out-license Agreements

PAION AG License

On January 12, 2021, La Jolla Pharmaceutical Company and certain of its wholly owned subsidiaries, including La Jolla Pharma, LLC and Tetraphase, entered into an exclusive licensing agreement with PAION AG and its wholly owned subsidiary (collectively, “PAION”) (the “PAION License”). Pursuant to the PAION License, La Jolla granted PAION an exclusive license to commercialize GIAPREZA and XERAVA in the European Economic Area, the United Kingdom and Switzerland (collectively, the “PAION Territory”). La Jolla is entitled to receive an upfront cash payment of $22.5 million plus potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments. In addition, royalties payable under the PAION License will be subject to reduction on account of generic competition and after patent expiration in a jurisdiction. Pursuant to the PAION License, PAION will be solely responsible for the future development and commercialization of GIAPREZA and XERAVA in the PAION Territory. PAION is required to use commercially reasonable efforts to commercialize GIAPREZA and XERAVA in the PAION Territory. The Company agreed to use commercially reasonable efforts to negotiate and enter into a separate commercial supply agreement to manufacture drug product for commercial supply. The Company has not yet entered into a commercial supply agreement with PAION, which would set the quantity and timing of commercial supply. The Company has not received any payments from PAION related to either royalties or commercial milestones.

Everest Medicines Limited License

In February 2018, Tetraphase entered into a license agreement with Everest Medicines Limited (“Everest”), which was subsequently amended and restated (the “Everest License”). Pursuant to the Everest License, Tetraphase granted Everest an exclusive license to develop and commercialize XERAVA for the treatment of cIAI and other indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines (collectively, the “Everest Territory”). The Company is eligible to receive up to an aggregate of $11.0 million in future clinical development and regulatory milestone payments and up to an aggregate of $20.0 million in sales milestone payments. The Company is also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Everest Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Everest Territory until the latest to occur of: (1) the last-to-expire of specified patent rights in such jurisdiction in the Everest Territory; (2) expiration of marketing or regulatory exclusivity in such jurisdiction in the Everest Territory; or (3) 10 years after the first commercial sale of a product in such jurisdiction in the Everest Territory. In addition, royalties payable under the Everest License will be subject to reduction on account of generic competition and after patent expiration in a jurisdiction, with any such reductions capped at certain percentages of the amounts otherwise payable during the applicable royalty payment period. Pursuant to the Everest License, Everest will be solely responsible for the development and commercialization of licensed products in the Everest Territory. The Company agreed to use commercially reasonable efforts to manufacture drug product for clinical development, which will be paid by Everest at the cost to manufacture, as well as manufacture drug product for commercial supply, which will be paid by Everest at cost plus a reasonable margin. The Company has not yet entered into a commercial supply agreement with Everest, which would set the quantity and timing of commercial supply. Subsequent to July 28, 2020 and through December 31, 2020, the Company has not received any payments from Everest related to either royalties or clinical development and regulatory milestones.

Off−Balance Sheet Arrangements

We have no off−balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Revenue Recognition

The Company has adopted Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 606—Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue when its customers obtain control of the Company’s product, which typically occurs on delivery. Revenue is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods. Specialty and wholesale distributors are considered our customers for accounting purposes. To determine revenue recognition for contracts with customers within the scope of ASC 606, the Company performs the following 5 steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies the relevant performance obligations. There have been no contract assets or liabilities recorded to date relating to product sales.

Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of chargebacks, discounts, returns, Medicaid rebates and administrative fees. Variable consideration is estimated using the expected-value amount method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary materially from the Company’s estimates, the Company will adjust these estimates, which will affect revenue from product sales and earnings in the period such estimates are adjusted. These items include:

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

•

Medicaid Rebates—We participate in Medicaid rebate programs, which provide assistance to certain low-income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, we pay a rebate to each participating state, generally within three months after the quarter in which product was sold. The estimates for rebates are recorded as a reduction of revenue on delivery to the Company’s customers.

•

Administrative Fees—The Company pays administrative fees to GPOs for services and access to data. Additionally, the Company pays an Industrial Funding Fee as part of the U.S. General Services Administration’s Federal Supply Schedules program. These fees are based on contracted terms and are paid after the quarter in which the product was purchased by the applicable GPO or government agency. Administrative fees are recorded as a reduction of revenue on delivery to customers.

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

Interest Expense

The deferred royalty obligation royalty from our financing agreement (the “Royalty Agreement”) with HealthCare Royalty Partners, which was entered into by our wholly owned subsidiary, La Jolla Pharma, LLC, is repaid based on the net sales of GIAPREZA. Interest expense and the amortization of issuance costs related to the deferred royalty obligation are recognized over the expected repayment term using the effective interest method. The assumptions used in determining the expected repayment term of the deferred royalty obligation require us to make estimates that could impact the effective interest rate. Each reporting period, we update our estimate of accrued interest expense under the Royalty Agreement based on actual and forecasted net sales of GIAPREZA. Changes in interest expense resulting from changes in the effective interest rate, if any, are recorded on a prospective basis.

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

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

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

As of December 31, 2020, our management used the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013) (“COSO Framework”) to evaluate the effectiveness of internal control over financial reporting.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 and has concluded that such internal control over financial reporting was effective.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officer and Corporate Governance

The information required by this Item is expected to be contained in our Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”), which we expect to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days of the end of our fiscal year ended December 31, 2020 and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to information in our 2021 Proxy Statement, including under the sections entitled “Executive Compensation,” “Executive Compensation—Director Compensation,” “Executive Compensation—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation—Risk Management and Mitigation” and “Executive Compensation—Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated herein by reference to information in our 2021 Proxy Statement, including under the sections entitled “Certain Relationships and Related—Person Transactions,” “Corporate Governance” and “Corporate Governance—Board Committees.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to information in our 2021 Proxy Statement, including under the sections entitled “Certain Relationships and Related—Person Transactions,” “Corporate Governance” and “Corporate Governance—Board Committees.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to information in our 2021 Proxy Statement, including under the section entitled “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The response to this portion of Item 15 is set forth under Item 8 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are provided because the information called for is not required or is shown in the financial statements or the notes thereto.

(a)(3) Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Filed Herewith

2.1	Agreement and Plan of Merger by and among La Jolla, Merger Sub and Tetraphase, dated June 24, 2020	8-K	6/24/2020

3.1.2	Certificate of Amendment of Articles of Incorporation of La Jolla Pharmaceutical Company	8-K	1/15/2014

3.1.3	Certificate of Amendment of Articles of Incorporation of La Jolla Pharmaceutical Company	8-A12B/A	10/17/2014

3.4.3	La Jolla Pharmaceutical Company Amended and Restated Bylaws	8-A12B/A	10/17/2014

4.1	Certificate of Determination of Series F Convertible Preferred Stock of La Jolla Pharmaceutical Company	8-K	9/25/2013

4.1.3	Amended and Restated Articles of Incorporation of La Jolla Pharmaceutical Company	S-8	12/20/2013

4.2	Description of Securities	10-K	3/2/2020

10.1+	Form of Indemnification Agreement	10-K	3/2/2020

10.2+	La Jolla Pharmaceutical Company Amended and Restated 2013 Equity Incentive Plan	DEF 14A	9/18/2019

10.3	The George Washington University Amended and Restated Patent License Agreement†	10-K	2/22/2018

10.4	Revenue Interest Agreement, dated May 10, 2018, among La Jolla Pharma, LLC and the Entities Managed by HealthCare Royalty Management, LLC	8-K	5/14/2018

10.5+	Employment Offer Letter by and between La Jolla Pharmaceutical Company and Larry Edwards dated as of July 28, 2020	10-Q	11/9/2020

10.6	PAION AG Exclusive Licensing Agreement, dated January 12, 2021†			X

10.7	License Agreement, dated as of August 3, 2006, by and between the Registrant and the President and Fellows of Harvard College, as amended†			X

10.8	Amendment, dated as of December 5, 2017, by and between the Registrant and the President and Fellows of Harvard College, as amended†			X

10.9	Master Manufacturing Services Agreement, dated June 14, 2017, by and between the Registrant and Patheon UK Limited†			X

10.10	License Agreement, dated February 20, 2018, by and between the Registrant and Everest Medicines Limited†			X

10.11	Amendment No.1, dated July 29, 2019, to the License Agreement between Everest Medicines Limited and the Registrant			X

10.12	Contingent Value Rights Agreement, dated as of July 17, 2020, between La Jolla Pharmaceutical Company and American Stock Transfer & Trust Company, LLC, as Rights Agent	8-K	7/29/2020

10.13	Sublease by and between Cotiviti, Inc. and La Jolla Pharmaceutical Company			X

21.1	Subsidiaries of La Jolla Pharmaceutical Company			X

23.1	Consent of Independent Registered Public Accounting Firm Baker Tilly US, LLP			X

24.1	Power of Attorney (included on the signature page of this Form 10-K)			X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101.INS	XBRL Instance Document			X

101.SCH	XBRL Taxonomy Extension Schema Document			X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)			X

+ Indicates a management contract or compensatory plan or arrangement.

†     Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LA JOLLA PHARMACEUTICAL COMPANY

Date: March 8, 2021	By:	/s/ Larry Edwards
Larry Edwards
Director, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Larry Edwards and Michael Hearne, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign in any and all capacities (including, without limitation, the capacities listed below), with respect to this Annual Report on Form 10-K, and any and all amendments thereto, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the U.S. Securities and Exchange Commission (the “SEC”), and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and anything necessary to be done to enable La Jolla Pharmaceutical Company to comply with the provisions of the Securities Exchange Act of 1934 (the “Exchange Act”) and all the requirements of the SEC, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute, or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities set forth opposite their names and on the dates indicated below.

Name	Title	Date

/s/ Larry Edwards	Director, President and Chief Executive Officer	March 8, 2021
Larry Edwards	(principal executive officer)

/s/ Michael Hearne	Chief Financial Officer	March 8, 2021
Michael Hearne	(principal financial and accounting officer)

/s/ Kevin Tang	Chairman	March 8, 2021
Kevin Tang

/s/ Craig Johnson	Director	March 8, 2021
Craig Johnson

/s/ Laura Johnson	Director	March 8, 2021
Laura Johnson

/s/ David Ramsay	Director	March 8, 2021
David Ramsay

/s/ Robert Rosen	Director	March 8, 2021
Robert Rosen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of La Jolla Pharmaceutical Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of La Jolla Pharmaceutical Company and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the Company’s Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

REVENUE RECOGNITION—VARIABLE CONSIDERATION

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company’s revenue is recorded at the transaction price, net of estimates for variable consideration consisting primarily of chargebacks, discounts, and returns. Variable consideration is estimated using the expected-value amount method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. Actual amounts of consideration ultimately received may differ from estimates. If actual results vary materially from estimates, the Company will adjust these estimates, which will affect net sales of the products and results from operations in the period such estimates are adjusted.

We identified the determination of variable consideration as a critical audit matter. Significant judgment is exercised by the Company in estimating variable consideration when determining the amount of revenue to recognize.

Given these factors, the related audit effort in evaluating management’s judgments in determining the amount of variable consideration used to determine the transaction price was extensive and required a high degree of auditor judgment.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•	Evaluated management’s accounting policies related to the determination of variable consideration in the calculation of transaction price.

•

Evaluated the reasonableness of management’s estimate of variable consideration in accordance with their accounting policies based on contractual terms and historical data and variable consideration estimates.

•	Tested variable consideration amounts on a sample basis by recalculating recorded amounts based on contractual terms.

•	Tested the mathematical accuracy of management’s calculations of net revenue and the associated timing of net revenue recognized in the financial statements.

TETRAPHASE ACQUISITION—FAIR VALUE OF INTANGIBLE ASSETS

Critical Audit Matter Description

As described in Note 11 to the consolidated financial statements, the Company accounted for the Tetraphase Pharmaceuticals, Inc. acquisition as a business combination and allocated the purchase price amongst the tangible and intangible assets acquired and liabilities assumed. Auditing the accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair values of identified intangible assets and liabilities. The Company recorded technology and trade name intangible assets of $14.0 million and $1.5 million, respectively, and a contingent value rights obligation of $2.6 million.

We identified the fair valuation of intangible assets recorded in connection with the Tetraphase acquisition as a critical audit matter. The fair value estimates were based on underlying assumptions about future performance of the acquired business, which involves significant estimation uncertainty. The significant assumptions used to form the basis of the forecasted results included revenue growth rates, earnings metrics, and discount rates. These significant assumptions were forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•	Obtained management’s purchase price allocation detailing fair values assigned to acquired tangible and intangible assets.

•

Obtained valuation report prepared by valuation specialist engaged by management to assist in the purchase price allocation, including determination of fair values assigned to acquired intangible assets, and examined valuation methods used and qualifications of specialist.

•	Engaged auditor valuation specialist to assist audit engagement team in its review of management’s valuation specialist's report including review of valuation methods, assumptions, and conclusions.

•

Examined the completeness and accuracy of the underlying data supporting the significant assumptions and estimates used in the valuation report, including historical and projected financial information.

/s/ BAKER TILLY US, LLP

We have served as the Company's auditor since 2012.

San Diego, California

March 8, 2021

LA JOLLA PHARMACEUTICAL COMPANY

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$21,221	$87,820
Accounts receivable, net	5,834	2,960
Inventory, net	6,013	2,211
Prepaid expenses and other current assets	3,388	4,467
Total current assets	36,456	97,458
Goodwill	20,123	-
Intangible assets, net	14,873	-
Right-of-use lease assets	536	15,491
Property and equipment, net	215	18,389
Restricted cash	40	909
Total assets	$72,243	$132,247

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,762	$4,177
Accrued expenses	6,494	9,312
Accrued payroll and related expenses	2,878	8,332
Lease liabilities, current portion	204	2,766
Total current liabilities	12,338	24,587
Deferred royalty obligation, net	124,437	124,379
Accrued interest expense on deferred royalty obligation, less current portion	19,111	12,790
Lease liabilities, less current portion	332	26,481
Other noncurrent liabilities	4,112	-
Total liabilities	$160,330	$188,237
Commitments and contingencies (Note 6)
Shareholders’ deficit:
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 27,402,648 and 27,195,469 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	3	3
Series C-1[2] Convertible Preferred Stock, $0.0001 par value; 11,000 shares authorized, 3,906 shares issued and outstanding at December 31, 2020 and December 31, 2019; and liquidation preference of $3,906 at December 31, 2020 and December 31, 2019	3,906	3,906
Additional paid-in capital	984,756	977,432
Accumulated deficit	(1,076,752)	(1,037,331)
Total shareholders’ deficit	(88,087)	(55,990)
Total liabilities and shareholders’ deficit	$72,243	$132,247

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	December 31,
	2020	2019
Revenue
Net product sales	$33,419	$23,054
Total revenue	33,419	23,054
Operating expenses
Cost of product sales	7,819	2,392
Selling, general and administrative	38,428	45,134
Research and development	23,010	85,329
Total operating expenses	69,257	132,855
Loss from operations	(35,838)	(109,801)
Other income (expense)
Interest expense	(10,051)	(10,774)
Interest income	235	2,128
Other income—related party	6,279	1,939
Other income (expense)	(46)	-
Total other income (expense), net	(3,583)	(6,707)
Net loss	$(39,421)	$(116,508)
Net loss per share, basic and diluted	$(1.44)	$(4.30)
Weighted-average common shares outstanding, basic and diluted	27,329	27,112

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Consolidated Statements of Shareholders’ Deficit

(in thousands)

	Series C-1[2] Convertible Preferred Stock		Series F Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders' (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	4	$3,906	-	$-	27,195	$3	$977,432	$(1,037,331)	$(55,990)
Share-based compensation expense	-	-	-	-	-	-	6,207	-	6,207
Issuance of common stock under 2013 Equity Plan	-	-	-	-	94	-	605	-	605
Issuance of common stock under ESPP	-	-	-	-	114	-	512	-	512
Net loss	-	-	-	-	-	-	-	(39,421)	(39,421)
Balance at December 31, 2020	4	$3,906	-	$-	27,403	$3	$984,756	$(1,076,752)	$(88,087)

	Series C-1[2] Convertible Preferred Stock		Series F Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders' (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	4	$3,906	3	$2,737	26,259	$3	$950,258	$(920,983)	$35,921
Share-based compensation expense							23,733		23,733
Issuance of common stock under 2013 Equity Plan	-	-	-	-	5	-	31	-	31
Issuance of common stock under ESPP					149		833		833
Issuance of common stock for conversion of Series F Preferred Stock	-	-	(3)	(2,737)	782	-	2,737	-	-
Cumulative-effect adjustment from adoption of ASU 2018-07	-	-	-	-	-	-	(160)	160	-
Net loss	-	-	-	-	-	-		(116,508)	(116,508)
Balance at December 31, 2019	4	$3,906	-	$-	27,195	$3	$977,432	$(1,037,331)	$(55,990)

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2020	2019
Operating activities
Net loss	$(39,421)	$(116,508)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	6,207	23,733
Depreciation expense	2,188	4,552
Non-cash interest expense	6,379	8,775
Inventory fair value step-up adjustment included in cost of product sales	2,458	-
Amortization of intangible assets	647	-
Change in fair value of contingent value rights	(800)	-
Amortization of right-of-use lease assets	1,249	1,307
Loss on short-term investments	502	-
Loss on disposal of property and equipment, net of gain on lease termination	10	24
Changes in operating assets and liabilities:
Accounts receivable, net	(1,687)	(1,579)
Inventory, net	(1,493)	(191)
Prepaid expenses and other current assets	2,297	644
Accounts payable	(2,815)	(4,395)
Accrued expenses	(5,781)	395
Accrued payroll and related expenses	(5,454)	823
Lease liabilities	(2,126)	(2,530)
Net cash used for operating activities	(37,640)	(84,950)
Investing activities
Acquisition of Tetraphase, net of cash, cash equivalents and restricted cash acquired	(33,513)	-
Purchases of short-term investments	(2,999)	-
Purchases of property and equipment	-	(698)
Proceeds from the sale of property and equipment	3,070	-
Proceeds from the sale of short-term investments	2,497	-
Net cash used for investing activities	(30,945)	(698)
Financing activities
Net proceeds from issuance of common stock under 2013 Equity Plan	605	31
Net proceeds from issuance of common stock under ESPP	512	833
Net cash provided by financing activities	1,117	864
Net decrease in cash, cash equivalents and restricted cash	(67,468)	(84,784)
Cash, cash equivalents and restricted cash, beginning of period	88,729	173,513
Cash, cash equivalents and restricted cash, end of period	$21,261	$88,729
Supplemental disclosure of non-cash investing and financing activities
Initial recognition of right-of-use lease asset	$536	$16,798
Conversion of Series F Convertible Preferred Stock into common stock	$-	$2,737
Cumulative-effect adjustment from adoption of ASU 2018-07	$-	$(160)
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$21,221	$87,820
Restricted cash	40	909
Total cash, cash equivalents and restricted cash	$21,261	$88,729

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to Consolidated Financial Statements

1.  Description of Business and Summary of Significant Accounting Policies

La Jolla Pharmaceutical Company is dedicated to the development and commercialization of innovative therapies that improve outcomes in patients suffering from life-threatening diseases. GIAPREZA™ (angiotensin II) injection is approved by the U.S. Food and Drug Administration (“FDA”) as a vasoconstrictor indicated to increase blood pressure in adults with septic or other distributive shock. XERAVA™ (eravacycline) for injection is approved by the FDA as a tetracycline class antibacterial indicated for the treatment of complicated intra-abdominal infections (“cIAI”) in patients 18 years of age and older.

On July 28, 2020, La Jolla completed its acquisition of Tetraphase Pharmaceuticals, Inc. (“Tetraphase”), a biopharmaceutical company focused on commercializing XERAVA, for $43 million in upfront cash plus potential future cash payments of up to $16 million. The Company’s consolidated financial results for the period ended December 31, 2020 include Tetraphase’s financial results subsequent to the acquisition closing date of July 28, 2020 (see Note 11).

As of December 31, 2020 and December 31, 2019, the Company had cash and cash equivalents of $21.2 million and $87.8 million, respectively. Subsequent to December 31, 2020, the Company received $19.1 million in connection with the PAION License (see Note 15). Based on the Company’s current operating plans and projections, the Company expects that its existing cash and cash equivalents will be sufficient to fund operations for at least one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (the “SEC”).

2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in its consolidated financial statements and the accompanying notes. Actual results may differ materially from these estimates.

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

Accounts Receivable, Net

Accounts receivable are recorded net of customers’ allowances for prompt-pay discounts, chargebacks and doubtful accounts. Allowances for prompt-pay discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. As of December 31, 2020, the Company did not have any allowances for doubtful accounts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. The Company maintains its cash in checking and savings accounts at federally insured financial institutions in excess of federally insured limits.

During the year ended December 31, 2020, 521 hospitals in the U.S. purchased GIAPREZA. During the year ended December 31, 2020, 750 hospitals and other healthcare organizations in the U.S. purchased XERAVA. Hospitals and other healthcare organizations purchase our products through a network of specialty and wholesale distributors. These specialty and wholesale distributors are considered our customers for accounting purposes. The Company does not believe that the loss of one of these distributors would significantly impact the ability to distribute our products, as the Company expects that sales volume would be absorbed by the remaining distributors.

The following table includes the percentage of U.S. net product sales and accounts receivable balances for the Company’s three major customers, each of which comprised 10% or more of its U.S. net product sales:

	U.S. Net Product Sales	Accounts Receivable
	Year Ended December 31, 2020	As of December 31, 2020
Customer A	37%	36%
Customer B	33%	33%
Customer C	27%	28%
Total	97%	97%

Inventory, Net

Inventory is stated at the lower of cost or estimated net realizable value on a first-in, first-out basis. The Company periodically analyzes inventory levels and writes down inventory as cost of product sales when: inventory has become obsolete; inventory has a cost basis in excess of its estimated net realizable value; or inventory quantities are in excess of expected product sales.

Fair Value Measurements

The Company follows the provisions of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), which defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

As a basis for considering such assumptions, ASC 820-10 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1 observable inputs such as quoted prices in active markets; Level 2 inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3 unobservable inputs, in which there is little or no market data, which require the Company to develop its own assumptions. The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses. The carrying amounts reported in the balance sheets for these financial instruments approximate fair value because of their short-term nature. The Company's acquired intangible assets, deferred royalty obligation (see Note 5) and contingent value rights (see Note 11) are classified as Level 3 in the ASC 820-10 three-tier fair value hierarchy. As of December 31, 2020 and 2019, the Company had no financial assets or liabilities measured at fair value on a recurring basis, other than contingent value rights (see Note 11).

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

The Company reviews its intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Fair value is estimated through discounted cash flow models to project cash flows from the asset. The Company recognized no impairment charge for the year ended December 31, 2020.

Goodwill

Goodwill represents the excess of the Purchase Price over the fair value of the net assets acquired as of the acquisition date. Goodwill has an indefinite useful life and is not amortized.

The Company reviews its goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the Company may exceed its fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the Company is less than its carrying amount, including goodwill. If that is the case, the Company performs a quantitative impairment test, and, if the carrying amount of the Company exceeds its fair value, then the Company will recognize an impairment charge for the amount by which its carrying amount exceeds its fair value, not to exceed the carrying amount of the goodwill. The Company recognized no impairment charge for the year ended December 31, 2020.

Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to seven years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or the estimated useful life of the related assets. Maintenance and repairs are charged to operating expense as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in other income (expense).

Leases

For operating leases other than short-term leases, at lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term. The Company calculates the present value of lease payments using the discount rate implicit in the lease, unless that rate cannot be readily determined. In that case, the Company uses its incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis an amount equal to the lease payments over the expected lease term. The Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date.

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

Revenue Recognition

The Company adopted FASB ASC Topic 606—Revenue from Contracts with Customers (“ASC 606”) at the time of its first commercial shipment of GIAPREZA in the first quarter of 2018. The Company had no revenue from product sales prior to the first quarter of 2018. There have been no contract assets or liabilities recorded to date relating to product sales.

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

Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of chargebacks, discounts, returns, Medicaid rebates and administrative fees. Variable consideration is estimated using the expected-value amount method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary materially from the Company’s estimates, the Company will adjust these estimates, which will affect revenue from product sales and earnings in the period such estimates are adjusted. These items include:

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

•

Medicaid Rebates—We participate in Medicaid rebate programs, which provide assistance to certain low-income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, we pay a rebate to each participating state, generally within three months after the quarter in which product was sold. The estimates for rebates are recorded as a reduction of revenue on delivery to the Company’s customers.

•

Administrative Fees—The Company pays administrative fees to GPOs for services and access to data. Additionally, the Company pays an Industrial Funding Fee as part of the U.S. General Services Administration’s Federal Supply Schedules program. These fees are based on contracted terms and are paid after the quarter in which the product was purchased by the applicable GPO or government agency. Administrative fees are recorded as a reduction of revenue on delivery to customers.

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

Share-based Compensation Expense

The Company issues stock options to directors, officers, employees and certain consultants. Share-based compensation expense represents the estimated fair value of equity awards, which are comprised of stock options, expected to vest. The Company estimates the fair value of each equity award on the date of grant using the Black-Scholes option-pricing model and recognizes share-based compensation expense over the requisite service period of the equity awards (usually the vesting period) on a straight-line basis. For stock options with a performance condition, the Company recognizes expense in accordance with Financial Accounting Standards Board Accounting Standards Codification 718-10-25-20.

Interest Expense

Interest expense and the amortization of issuance costs related to the deferred royalty obligation (see Note 5) are recognized over the expected repayment term of the deferred royalty obligation using the effective interest method. The assumptions used in determining the expected repayment term of the deferred royalty obligation require the Company to make estimates that could impact the effective interest rate. Each reporting period, the Company estimates the expected repayment term of the deferred royalty obligation based on forecasted net sales of GIAPREZA. Changes in interest expense resulting from changes in the effective interest rate, if any, are recorded on a prospective basis.

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position and result of operations.

3.  Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of potential common shares. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Convertible preferred stock and stock options are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive. As of December 31, 2020 and 2019, there were 10.9 million and 12.4 million potential common shares, respectively, that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.

4.  Balance Sheet Details

Restricted Cash

Restricted cash as of December 31, 2020 consisted of a $40,000 security deposit for the Company’s corporate purchasing credit card. Restricted cash as of December 31, 2019 consisted of a $0.9 million standby letter of credit provided in lieu of a security deposit for the San Diego Lease (see Note 6).

Inventory, Net

Inventory, net consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Raw materials	$802	$-
Work-in-process	3,213	1,505
Finished goods	1,998	706
Total inventory, net	$6,013	$2,211

As of December 31, 2020, inventory, net includes $0.9 million of the fair value step-up adjustment to Tetraphase’s inventory recorded in connection with the acquisition of Tetraphase (see Note 11). As of December 31, 2020 and December 31, 2019, total inventory is recorded net of inventory reserves of $0.9 million and $0.1 million, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Prepaid manufacturing costs	$930	$351
Prepaid clinical costs	820	3,051
Prepaid insurance	505	415
Other prepaid expenses and current assets	1,133	650
Total prepaid expenses and other current assets	$3,388	$4,467

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Software	$733	$733
Computer hardware	310	1,296
Furniture and fixtures	309	2,598
Leasehold improvements	-	14,504
Lab equipment	-	9,665
Total property and equipment, gross	1,352	28,796
Accumulated depreciation and amortization	(1,137)	(10,407)
Total property and equipment, net	$215	$18,389

The Company recorded a loss of approximately $13.0 million, net of $3.1 million of cash proceeds, in other income (expense), net, related to the disposal of tenant improvements and certain equipment in connection with the terminations of the San Diego and Watertown Leases (see Note 6). The $13.0 million loss is recorded in the consolidated statements of cash flows net of the gain from the terminations of the San Diego and Watertown Leases (see Note 6).

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	Weighted-average	December 31,	December 31,
	Years	2020	2019
Technology	10	$14,000	$-
Trade name	10	1,520	-
Total intangible assets, gross		15,520	-
Accumulated amortization		(647)	-
Total intangible assets, net		$14,873	$-

The intangible assets were recorded in connection with the acquisition of Tetraphase (see Note 11).

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Accrued interest expense on deferred royalty obligation, current portion	$3,567	$2,692
Accrued manufacturing costs	627	1,339
Accrued professional fees	660	387
Accrued clinical costs	20	3,496
Accrued other	1,620	1,398
Total accrued expenses	$6,494	$9,312

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Paycheck Protection Program loan	2,302	-
Fair value of CVRs (see Note 11)	1,810	-
Total other noncurrent liabilities	$4,112	$-

On April 22, 2020, Tetraphase entered into a promissory note for $2.3 million under the Paycheck Protection Program (the “PPP Loan”). The interest rate on the PPP Loan is 1.0% per annum. The PPP Loan is unsecured and guaranteed by the U.S. Small Business Administration (the “SBA”). The principal amount of the PPP Loan may be forgiven under the Paycheck Protection Program, subject to certain requirements and to the extent that the PPP Loan proceeds are used to pay permitted expenses, including certain payroll, rent and utility payments. The Company intends to apply for forgiveness of the PPP Loan. The Company will be obligated to make monthly payments of principal and interest with respect to any unforgiven portion of the PPP Loan. The obligation to repay the PPP Loan may be accelerated upon the occurrence of an event of default.

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

On receipt of the $125.0 million payment from HCR, the Company recorded a deferred royalty obligation of $125.0 million, net of issuance costs of $0.7 million. For the year ended December 31, 2020 and 2019, the Company recognized interest expense, including amortization of the obligation discount, of $10.0 million and $10.8 million, respectively. The carrying value of the deferred royalty obligation as of December 31, 2020 was $124.4 million, net of unamortized obligation discount of $0.6 million, and was classified as noncurrent. The related accrued interest expense was $22.7 million and $15.5 million as of December 31, 2020 and 2019, respectively, of which $19.1 million and $12.8 million was classified as noncurrent liabilities, respectively. During the year ended December 31, 2020, and 2019, the Company made royalty payments to HCR of $2.8 million and $2.0 million, respectively, and, as of December 31, 2020, the Company recorded royalty obligations payable of $0.9 million in accrued expenses. The deferred royalty obligation is classified as Level 3 in the ASC Topic 820-10, three-tier fair value hierarchy, and its carrying value approximates fair value.

Under the terms of the Royalty Agreement, La Jolla Pharma, LLC has certain obligations, including the obligation to use commercially reasonable and diligent efforts to commercialize GIAPREZA. If La Jolla Pharma, LLC is held to not have met these obligations, HCR would have the right to terminate the Royalty Agreement and demand payment from La Jolla Pharma, LLC of either $125.0 million or $225.0 million (depending on which obligation La Jolla Pharma, LLC is held to not have met), minus aggregate royalties already paid to HCR. In the event that La Jolla Pharma, LLC fails to timely pay such amount if and when due, HCR would have the right to foreclose on the GIAPREZA-related assets. The Company concluded that certain of these contract provisions that could result in an acceleration of amounts due under the Royalty Agreement are embedded derivatives that require bifurcation from the deferred royalty obligation and fair value recognition. The Company determined the fair value of each derivative by assessing the probability of each event occurring, as well as the potential repayment amounts and timing of such repayments that would result under various scenarios. As a result of this assessment, the Company determined that the fair value of the embedded derivatives is immaterial as of December 31, 2020, and 2019. Each reporting period, the Company estimates the fair value of the embedded derivatives until the features lapse and/or the termination of the Royalty Agreement. Any change in the fair value of the embedded derivatives will be recorded as either a gain or loss on the consolidated statements of operations.

6.  Commitments and Contingencies

Lease Commitments

Waltham Lease

On December 21, 2020, the Company entered into a sublease agreement with Cotiviti, Inc. to lease office space at 201 Jones Road, Waltham, Massachusetts (the “Waltham Lease”). The Waltham Lease commenced on December 21, 2020 and expires on November 30, 2023. In addition to rent, the Waltham Lease requires the Company to pay certain taxes, insurance and operating costs relating to the leased premises (collectively, “Lease Operating Costs”). The Waltham Lease contains customary default provisions, representations, warranties and covenants. The Waltham Lease is classified as an operating lease.

San Diego Lease

On December 29, 2016, the Company entered into an agreement with BMR-Axiom LP (the “San Diego Landlord”) to lease office and laboratory space located at 4550 Towne Centre Court, San Diego, California (the “San Diego Lease”) for a period of 10 years commencing on October 30, 2017 (the “Initial Lease Term”). The Company had an option to extend the San Diego Lease for an additional 5 years at the end of the Initial Lease Term.

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

The Company provided a standby letter of credit for $0.9 million in lieu of a security deposit. This amount decreased to $0.6 million after year two of the Initial Lease Term. As of December 31, 2020, there was no cash pledged as collateral for such letter of credit and recorded as restricted cash.

As of December 31, 2020, there was no lease liability and corresponding right-of-use asset related to the San Diego Lease.

In September 2020, the Company entered into a sublease agreement for office space in San Diego, California with an entity of which the Chairman of the Company’s board of directors is also the chairman and chief executive officer. The lease is cancellable without penalty by providing 30-days’ written notice. The lease is a short-term lease for accounting purposes. The Company made payments of approximately $64,000 under the lease in 2020. The Company recognizes the lease payments in the consolidated statements of operations and does not record a lease liability or right-of-use asset for this lease.

Watertown Lease

On November 16, 2006, Tetraphase entered into an agreement with ARE-480 Arsenal Street, LLC (the “Watertown Landlord”), to lease office and laboratory space located at 480 Arsenal Way, Watertown, Massachusetts (the “Watertown Lease”). The Watertown Lease originally provided for an expiration on November 30, 2019. In November 2018, Tetraphase entered into an Eighth Amendment to the Watertown Lease to extend the term of the lease through November 30, 2022 (the “Lease Term”). In January 2020, Tetraphase entered into a Ninth Amendment to the Watertown Lease to surrender a portion of its leased space, which reduced the leased premises by a total of 15,899 square feet from approximately 37,438 square feet to approximately 21,539 square feet.

On December 14, 2020, Tetraphase entered into a Termination of Lease and Voluntary Surrender of Premises Agreement with the Watertown Landlord for the Watertown Lease, effective December 31, 2020. In connection with the Lease Termination Agreement, La Jolla will pay the Landlord approximately $0.5 million and will otherwise have no further obligations under the Watertown Lease, including with respect to the estimated remaining $2.1 million of future lease payments.

Tetraphase provided a standby letter of credit for $0.2 million in lieu of a security deposit. As of December 31, 2020, there was no cash pledged as collateral for such letter of credit and recorded as restricted cash related to the Watertown Lease. As of December 31, 2020, there was no lease liability and corresponding right-of-use asset related to the Watertown Lease.

Accounting for Operating Leases

The Company recorded lease liabilities and right-of-use lease assets for certain operating leases based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The options to extend the operating leases were not recognized as part of the Company’s lease liabilities and right-of-use lease assets. Lease expense under leases was $2.3 million and $2.9 million for the years ended December 31, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of lease liabilities was $3.0 million and $3.8 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the weighted-average remaining lease term and the weighted-average discount rate for the operating leases was 2.8 years and 4.0%, respectively.

In connection with the terminations of the San Diego Lease and the Watertown Lease, the Company recorded a non-cash gain of approximately $13.0 million as other income (expense), net, in connection with the write-off of the lease liabilities and corresponding right-of-use lease assets. The $13.0 million gain is recorded in the consolidated statements of operations and consolidated statements of cash flows net of the loss on disposal of property and equipment in connection with the termination of such leases (see Note 4).

Future minimum lease payments, excluding Lease Operating Costs, under the Waltham Lease as of December 31, 2020 are as follows (in thousands):

2021	$219
2022	181
2023	166
Thereafter	-
Total future minimum lease payments	566
Less: discount	(30)
Total lease liabilities	$536

Contingencies

From time to time, the Company may become subject to claims and litigation arising in the ordinary course of business. The Company is not a party to any material legal proceedings, nor is it aware of any material pending or threatened litigation.

7.  Shareholders’ Equity

Preferred Stock

As of December 31, 2020 and December 31, 2019, 3,906 shares of Series C-12 Convertible Preferred Stock (“Series C-12 Preferred”) were issued, outstanding and convertible into 6,735,378 shares of common stock. In January 2019, the Company issued 782,031 shares of common stock upon the conversion of 2,737 shares of Series F Convertible Preferred Stock. As of December 31, 2020 and December 31, 2019, there were no shares of Series F Convertible Preferred Stock issued and outstanding.

8.  Equity Incentive Plans

2013 Equity Incentive Plan

In September 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Equity Plan”). The 2013 Equity Plan is an omnibus equity compensation plan that permits the issuance of various types of share-based compensation awards, including stock options, restricted stock awards, stock appreciation rights and restricted stock units, as well as cash awards, to directors, officers, employees and eligible consultants. The 2013 Equity Plan has a 10-year term and permits the issuance of incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“IRC”). The administrator under the plan has broad discretion to establish the terms of awards, including the size, term, exercise price and vesting conditions. Generally, grants to employees vest over four years, with 25% vesting on the one-year anniversary and the remainder vesting either quarterly or monthly thereafter; grants to non-employee directors generally vest in full on the one-year anniversary of the grant date.

A total of 9,600,000 shares of common stock have been reserved for issuance under the La Jolla Pharmaceutical Company 2013 Equity Incentive Plan (the “2013 Equity Plan”). As of December 31, 2020, 5,478,334 shares of common stock remained available for future grants under the 2013 Equity Plan.

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

A total of 750,000 shares of common stock have been reserved for issuance under the La Jolla Pharmaceutical Company 2018 Employee Stock Purchase Plan (the “ESPP”). As of December 31, 2020, 455,768 shares of common stock remained available for future grants under the ESPP.

Equity Awards

The activity related to equity awards, which are comprised of stock options, during the year ended December 31, 2020 is summarized as follows:

	Equity Awards	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term(1) (years)	Aggregate Intrinsic Value(2)
Outstanding at December 31, 2019	5,616,840	$19.50
Granted	3,458,513	$4.61
Exercised	(94,219)	$6.42
Cancelled/forfeited	(4,859,468)	$18.34
Outstanding at December 31, 2020	4,121,666	$8.67	8.48	$7,792
Exercisable at December 31, 2020	1,072,061	$18.37	5.95	$1,544

(1) Represents the weighted-average remaining contractual term of stock options.

(2) Aggregate intrinsic value represents the product of the number of equity awards outstanding or equity awards exercisable multiplied by the difference between the Company’s closing stock price per share on the last trading day of the period, which was $3.88 as of December 31, 2020, and the exercise price.

The total intrinsic value of equity awards exercised during the years ended December 31, 2020 and 2019 were $0.1 million and less than $0.1 million, respectively. The total grant-date fair value of equity awards vested during the years ended December 31, 2020 and 2019 were $8.4 million and $25.9 million, respectively.

Share-based Compensation Expense

For the years ended December 31, 2020 and 2019, the weighted-average grant date fair value per stock option were $3.48 and $4.99, respectively. The Company estimates the fair value of each stock option grant on the grant date using the Black-Scholes option-pricing model (the “Black-Scholes model”) with the following assumptions:

	Year Ended December 31,
	2020	2019
Expected volatility	93%	97%
Expected term (years)	6.07	6.05
Risk-free interest rate	0.7%	2.5%
Dividend yield	-	-

Expected volatility is based on the historical volatility of shares of the Company’s common stock. In determining the expected term of employee stock options, the Company uses the “simplified” method. The expected term assumptions for stock options granted to nonemployees, other than nonemployee directors, are based upon the contractual term of the stock options. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the stock options in effect at the time of the grants. The dividend yield assumption is based on the expectation of no future dividend payments by the Company.

In addition to assumptions used in the Black-Scholes model, the Company reduces share-based compensation expense based on actual forfeitures in the period that each forfeiture occurs.

Under the ESPP, eligible employees may purchase shares of the Company’s common stock twice per month at a price equal to 85% of the closing price of shares of the Company’s common stock on the date of each purchase. The benefit received by the employees, which is equal to a 15% discount on the shares of the Company’s common stock purchased, is recognized as share-based compensation expense on the date of each purchase. The Company recorded less than $0.1 million of share-based compensation expense related to the ESPP for each year ended December 31, 2020 and 2019. As of December 31, 2020, there was no unrecognized share-based compensation expense related to shares of common stock issued under the ESPP.

The classification of share-based compensation expense is summarized as follows (in thousands):

	Year Ended
	December 31,
	2020	2019
Selling, general and administrative	$2,808	$8,872
Research and development	3,399	14,861
Total share-based compensation expense	$6,207	$23,733

As of December 31, 2020, total unrecognized share-based compensation expense related to unvested equity awards was $10.6 million, which is expected to be recognized over a weighted-average period of 3.3 years. As of December 31, 2020, there was no unrecognized share-based compensation expense related to shares of common stock issued under the ESPP.

9.  Other Income—Related Party

The Company has a non-voting profits interest in a related party, which provides the Company with the potential to receive a portion of the future distributions of profits, if any. Investment funds affiliated with the Chairman of the Company’s board of directors have a controlling interest in the related party. During the years ended December 31, 2020 and 2019, the Company received distributions of $6.3 million and $1.9 million, respectively, in connection with this profits interest.

10.  License Agreements

In-license Agreements

George Washington University License

In December 2014, the Company entered into a patent license agreement with George Washington University (“GW”), which was subsequently amended and restated (the “GW License”) and assigned to La Jolla Pharma, LLC. Pursuant to the GW License, GW exclusively licensed to the Company certain intellectual property rights relating to GIAPREZA, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA. Under the GW License, La Jolla Pharma, LLC is obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA. The Company has paid a one-time license initiation fee, annual maintenance fees, an amendment fee, additional payments following the achievement of certain development and regulatory milestones and royalties. As a result of the European Commission’s approval of GIAPREZA in August 2019, the Company made a milestone payment to GW in the amount of $0.5 million in the first quarter of 2020. The Company is obligated to pay a 6% royalty on net sales of GIAPREZA and 15% on payments from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering GIAPREZA. During the years ended December 31, 2020 and 2019, the Company made royalty payments to GW of $1.7 million and $1.2 million, respectively.

Harvard University License

In August 2006, Tetraphase entered into a license agreement with Harvard University (“Harvard”), which was subsequently amended and restated (the “Harvard License”). Pursuant to the Harvard License, Harvard exclusively licensed to the Company certain intellectual property rights relating to tetracycline-based products, including XERAVA, including the exclusive rights to certain issued patents and patent applications covering such products. Under the Harvard License, the Company is obligated to use commercially reasonable efforts to develop, commercialize, market and sell tetracycline-based products, including XERAVA. For each product covered by the Harvard License, the Company is obligated to make certain payments for the following: (i) up to approximately $15.1 million upon the achievement of certain clinical development and regulatory milestones; (ii) a 5% royalty on direct U.S. net sales of XERAVA; (iii) a single-digit tiered royalty on direct ex-U.S. net sales of XERAVA, starting at a minimum royalty rate of 4.5%, with step-ups to a maximum royalty of 7.5% based on the achievement of annual net product sales thresholds; and (iv) 20% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering tetracycline-based products, including XERAVA. Subsequent to July 28, 2020 and through December 31, 2020, the Company paid $0.2 million of royalties to Harvard and did not make any payments to Harvard related to clinical development and regulatory milestones.

Paratek Pharmaceuticals, Inc. License

In March 2019, Tetraphase entered into a license agreement with Paratek Pharmaceuticals, Inc. (“Paratek”), which was subsequently amended and restated (the “Paratek License”). Pursuant to the Paratek License, Paratek non-exclusively licensed to the Company certain intellectual property rights relating to XERAVA, including non-exclusive rights to certain issued patents and patent applications covering XERAVA. The Company is obligated pay Paratek a 2.25% royalty based on direct U.S. net sales of XERAVA. The Company’s obligation to pay royalties with respect to the licensed product is retroactive to the date of the first commercial sale of XERAVA and shall continue until there are no longer any valid claims of the Paratek patents, which will expire in October 2023. Subsequent to July 28, 2020 and through December 31, 2020, the Company paid less than $0.1 million of royalties to Paratek.

Out-license Agreement

Everest Medicines Limited License

In February 2018, Tetraphase entered into a license agreement with Everest Medicines Limited (“Everest”), which was subsequently amended and restated (the “Everest License”). Pursuant to the Everest License, Tetraphase granted Everest an exclusive license to develop and commercialize XERAVA for the treatment of cIAI and other indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines (collectively, the “Everest Territory”). The Company is eligible to receive up to an aggregate of $11.0 million in future clinical development and regulatory milestone payments and up to an aggregate of $20.0 million in sales milestone payments. The Company is also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Everest Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Everest Territory until the latest to occur of: (1) the last-to-expire of specified patent rights in such jurisdiction in the Everest Territory; (2) expiration of marketing or regulatory exclusivity in such jurisdiction in the Everest Territory; or (3) 10 years after the first commercial sale of a product in such jurisdiction in the Everest Territory. In addition, royalties payable under the Everest License will be subject to reduction on account of generic competition and after patent expiration in a jurisdiction, with any such reductions capped at certain percentages of the amounts otherwise payable during the applicable royalty payment period. Pursuant to the Everest License, Everest will be solely responsible for the development and commercialization of licensed products in the Everest Territory. The Company agreed to use commercially reasonable efforts to manufacture drug product for clinical development, which will be paid by Everest at the cost to manufacture, as well as manufacture drug product for commercial supply, which will be paid by Everest at cost plus a reasonable margin. The Company has not yet entered into a commercial supply agreement with Everest, which would set the quantity and timing of commercial supply. Subsequent to July 28, 2020 and through December 31, 2020, the Company has not received any payments from Everest related to either royalties or clinical development and regulatory milestones.

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

The Purchase Price allocation as of the acquisition date is presented as follows (in thousands):

July 28,
2020
Cash	$42,990
Fair value of CVRs	2,610
Total Purchase Price	$45,600

Cash and cash equivalents	$8,778
Accounts receivable	1,187
Inventory	4,767
Prepaid expenses and other current assets	1,218
Property and equipment	58
Right-of-use lease assets	2,302
Restricted cash	699
Identifiable intangible assets	15,520
Goodwill	20,123
Accounts payable	(1,400)
Accrued expenses	(2,979)
Lease liabilities, current portion	(967)
Lease liabilities, less current portion	(1,420)
Other noncurrent liabilities	(2,286)
Total Purchase Price	$45,600

The estimated fair value of potential future cash payments pursuant to the CVRs are based on a Monte Carlo simulation are classified as Level 3 in the ASC Topic 820-10, three-tier fair value hierarchy.

CVRs are measured at fair value on a recurring basis. Subsequent to July 28, 2020 and through December 31, 2020, the Company recorded a $0.8 million gain as other income in the consolidated statements of operations resulting from the change in fair value of CVRs.

The Company recorded a $3.3 million fair value step-up adjustment to Tetraphase’s inventory as of the acquisition date. Raw material components and active pharmaceutical ingredients were recorded based on estimated replacement cost. Finished drug product was valued at estimated selling cost, adjusted for costs of selling effort and a reasonable profit allowance for such selling effort from the viewpoint of a market participant. This fair value step-up adjustment is recorded as cost of product sales when the inventory is sold to customers, $2.5 million of which was included in cost of product sales subsequent to July 28, 2020 and through December 31, 2020.

Identifiable intangible assets consist of certain technology and trade names acquired from Tetraphase, and include the value of the Harvard, Paratek and Everest Licenses (see Note 10). The acquired intangible assets have definite useful lives and are being amortized on a straight-line basis over an estimated useful life of 10 years.

Goodwill represents the excess of the Purchase Price over the fair value of the net assets acquired as of the acquisition date. Goodwill represents the value of the stronger platform to increase patient access to the Company’s commercial products and the operational synergies of the combined Company. Goodwill has an indefinite useful life and is not amortized. The goodwill is only deductible for tax purposes if the Company makes a U.S. Internal Revenue Code Section 338 (“Section 338”) election by April 15, 2021. The Company is currently evaluating whether to make a Section 338 election.

Subsequent to July 28, 2020 and through December 31, 2020, XERAVA U.S. net sales were $4.2 million and operating losses, excluding corporate overhead costs, attributable to Tetraphase were $10.3 million, inclusive of $0.6 million of intangible asset amortization included in selling, general and administrative expense and $2.5 million of the inventory fair value step-up adjustment included in cost of product sales.

Acquisition-related expenses, which were comprised primarily of legal fees, were $0.9 million for the year ended December 31, 2020, and were included in selling, general and administrative expense.

12.  Company-wide Realignments

On December 2, 2019, the Board of Directors of the Company approved a restructuring plan (the “2019 Realignment”) that reduced the Company’s headcount. The 2019 Realignment did not result in any reductions in headcount in the Company’s commercial organization supporting its products. For the year ended December 31, 2019, total expense was comprised of $5.8 million for one-time termination benefits to the affected employees, including severance and health care benefits, offset by a $0.9 million reversal of non-cash, share-based compensation expense related to forfeited, unvested equity awards. As of December 31, 2020, the Company had paid all cash severance and health benefits charges related to the 2019 Realignment.

On May 28, 2020, the Board of Directors of the Company approved a restructuring plan (the “2020 Realignment”) to align its organization with the Company’s sole focus on the commercialization of its products. The 2020 Realignment reduced the Company’s headcount. For the year ended December 31, 2020, total expense was comprised of $3.6 million for one-time termination benefits to the affected employees, including severance and health care benefits, offset by a $0.4 million reversal of non-cash, share-based compensation expense related to forfeited, unvested equity awards. As of December 31, 2020, the Company had paid $3.2 million of the $3.6 million cash severance and health care benefits charges, and the remaining $0.4 million of the cash severance and health care benefits charges were included in accrued payroll and related expenses. The Company expects to complete making substantially all of the payments related to the 2020 Realignment by the end of the first quarter of 2021.

In connection with the acquisition of Tetraphase, the Company incurred one-time charges related to a reduction in the combined Company’s headcount. For the year ended December 31, 2020, total expense was comprised of $3.1 million for one-time termination benefits to the affected employees, including severance and health care benefits. As of December 31, 2020, the Company had paid $2.1 million of the $3.1 million cash severance and health care benefits charges, and the remaining $1.0 million of the cash severance and health care benefits charges were included in accrued payroll and related expenses. The Company expects to complete making substantially all of the payments related to this headcount reduction by the end of the second quarter of 2021.

13. Defined Contribution Plan

La Jolla has a defined contribution plan (the “La Jolla 401(k) Plan”) covering substantially all of the Company’s employees. The La Jolla 401(k) Plan is a tax-qualified retirement saving plan, pursuant to which all employees are able to contribute the lesser of 50% of their eligible annual compensation (as defined) or the limit prescribed by the Internal Revenue Service (the “IRS”) to the La Jolla 401(k) Plan on a before-tax basis. The Company matches employee contributions to the La Jolla 401(k) Plan based on each participant’s contribution during the plan year, up to 3.5% of each participant’s annual compensation.

Tetraphase had a defined contribution plan (the “Tetraphase 401(k) Plan”) covering substantially all of the Tetraphase employees through December 31, 2020. The Tetraphase 401(k) Plan was a tax-qualified retirement saving plan, pursuant to which all employees were able to contribute the lesser of 92% of their eligible annual compensation (as defined) or the limit prescribed by the IRS to the Tetraphase 401(k) Plan on a before-tax basis. The Company matched employee contributions to the 401(k) Plan based on each participant’s contribution during the plan year, up to 3.5% of each participant’s annual compensation.

For the years ended December 31, 2020 and 2019, the Company made matching contributions to the La Jolla and Tetraphase 401(k) Plans of $0.5 million and $0.9 million, respectively.

14. Income Taxes

For the years ended December 31, 2020 and 2019, the Company did not record a provision for income taxes, as the Company recorded a full valuation allowance against its deferred tax assets.

Deferred tax assets are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$84,827	$81,406
Research and development credits	24,179	24,011
Deferred royalty obligation	36,265	30,460
Share-based compensation expense	2,497	9,581
Depreciation and amortization expense	1,044	-
Lease liability	136	7,127
Other	436	1,263
Total gross deferred tax assets	149,384	153,848
Deferred tax liabilities:
Depreciation and amortization	-	(1,612)
Right-of-use lease asset	(136)	(3,775)
Valuation allowance	(149,248)	(148,461)
Net deferred tax assets	$-	$-

The difference between income taxes computed using the U.S. federal income effective tax rate and the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Federal statutory rate	$(8,278)	$(24,467)
State tax benefit	(1,740)	(3,825)
Change in valuation allowance	787	102,583
Share-based compensation expense	9,072	7,532
State rate true-up	291	2,513
Establishment of NOLs and credits, post-Section 382 ownership change	-	(81,368)
Research and development credits	(173)	(2,599)
Foreign rate differential	-	(62)
Other permanent differences	41	(307)
Provision for income taxes	$-	$-

As of December 31, 2020 and 2019, the Company established a full valuation allowance against its federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets.

Pursuant to Section 382 and 383 of the IRC, utilization of the Company’s federal net operating loss (“NOL”) carryforwards and research and development credit carryforwards may be subject to annual limitations in the event of any significant changes in its ownership structure. These annual limitations may result in the expiration of net operating loss carryforwards and research and development credit carryforwards, unless utilized. The federal and state net operating loss carryforwards and federal and state research and development carryforwards acquired in the Tetraphase transaction will likely be subject to annual limitations under IRC Section 382 and 383, and more likely than not, will expire unused.

As of December 31, 2020, the Company had federal and state net operating loss carryforwards of $815.4 million and $670.8 million, respectively. In addition, the Company had estimated federal and California research and development credit carryforwards of $20.6 million and $20.4 million, respectively. Federal net operating loss carryforwards of $567.0 million, state net operating loss carryforwards of $622.6 million, federal research and development credit carryforwards of $20.6 million and Massachusetts research and development credit carryforwards of $3.5 million will begin to expire in 2026, unless utilized. Federal net operating loss carryforwards of $248.4 million, state net operating loss carryforwards of $48.2 million and California research and development credit carryforwards of $16.9 million will carry forward indefinitely, unless utilized.

There were no unrecognized tax benefits as of December 31, 2020 and 2019. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets as of December 31, 2020 or December 31, 2019, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2020 and 2019.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax returns since inception are subject to examination by the U.S. and various state tax authorities. The Company is not currently undergoing a tax audit in any federal or state jurisdiction.

15. Subsequent Event

On January 12, 2021, La Jolla Pharmaceutical Company and certain of its wholly owned subsidiaries, including La Jolla Pharma, LLC and Tetraphase, entered into an exclusive licensing agreement (the “PAION License”) with PAION AG and its wholly owned subsidiary (collectively, “PAION”) to commercialize GIAPREZA and XERAVA in the European Economic Area, the United Kingdom and Switzerland (the “PAION Territory”) whereby La Jolla is entitled to receive an upfront cash payment of $22.5 million plus potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments. As of the date this Annual Report on Form 10-K is filed with the SEC, La Jolla has received $19.1 million, which is the upfront cash payment of $22.5 million less a 15% refundable German tax withholding. The German tax withholding refund is expected to be received in the second quarter of 2021.