Form 10-K/A
period 2020-12-31
LA JOLLA PHARMACEUTICAL CO
filed 2021-04-30
CIK 920465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 1, 2021, there were 27,443,165 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of La Jolla Pharmaceutical Company (the “Company” or “La Jolla”) for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 8, 2021 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2020. At this time, La Jolla is filing this Amendment to include Part III information in its Annual Report on Form 10-K because La Jolla does not intend to file its definitive proxy statement within 120 days of December 31, 2020.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, this Form 10-K/A amends and restates in its entirety Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial and accounting officer under Section 302 of the Sarbanes-Oxley Act of 2002, pursuant to Rule 12b-15 under the Exchange Act.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and La Jolla has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The disclosures contained in the Original Filing and in the documents incorporated therein by reference are provided as of the date of such disclosures.

i

PART III

Item 10. Directors, Executive Officer and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding members of our Board of Directors (the “Board”) and our executive officers as of March 1, 2021. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Kevin Tang	54	Director, Chairman of the Board
Larry Edwards	49	Director, President and Chief Executive Officer
Craig Johnson(1)(2)	59	Director
Laura Johnson(2)(3)	56	Director
David Ramsay(1)	56	Director
Robert Rosen(1)(3)	65	Director
Michael Hearne	58	Chief Financial Officer

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

The following is a biographical summary of the experience of our directors and executive officers:

Kevin Tang has served as Chairman since 2014. He serves as President of Tang Capital Management, LLC, a life sciences-focused investment company he founded in 2002. Since the company’s inception in 2013, Mr. Tang has served as the Chairman and Chief Executive Officer of Odonate Therapeutics, Inc. From 2009 to 2020, he served as a director of Heron Therapeutics, Inc. and, from 2012 to 2020, served as Chairman. From 2009 through its acquisition by Endo Pharmaceuticals, Inc. in 2010, Mr. Tang served as a director of Penwest Pharmaceuticals Co. In 2006, he co-founded Ardea Biosciences, Inc. and served as a director from inception through its acquisition by AstraZeneca PLC in 2012. From 2001 to 2008, Mr. Tang served as a director of Trimeris, Inc. From 1993 to 2001, he held various positions at Deutsche Banc Alex Brown, Inc., an investment banking firm, most recently serving as Managing Director and head of the firm’s Life Sciences research group. Mr. Tang received a B.S. degree from Duke University. The Board has concluded that Mr. Tang should serve as a director based on his experience forming and building biotechnology companies, serving as a director of biotechnology companies and serving as a manager of funds specializing in the area of life sciences.

Larry Edwards has served as a director, President and Chief Executive Officer since 2020. From 2015 to 2020, he served in various positions at Tetraphase Pharmaceuticals, Inc., most recently serving as Chief Executive Officer. From 2014 to 2015, Mr. Edwards served as Senior Director of Marketing of the Gram-negative Franchise of Cubist Pharmaceuticals, Inc. (acquired by Merck & Co., Inc.). From 1999 to 2014, he served in various positions at Merck and Co., Inc., most recently serving as Global Marketing Director of Clostridium Difficile and New Infectious Disease Products. Mr. Edwards received a B.S. degree in business and healthcare administration from Ohio University. The Board has concluded that Mr. Edwards should serve as a director based on an impressive track record bringing innovative treatments that address unmet medical needs to patients in the acute-care setting.

Craig Johnson has served as a director since 2013. He also serves as a director of Heron Therapeutics, Inc., a director of Mirati Therapeutics, Inc. and a director of Odonate Therapeutics, Inc. From 2015 to 2018, Mr. Johnson served as a director of Decipher Biosciences, Inc. From 2011 to 2014, he served as a director of Adamis Pharmaceuticals Corporation, and, from 2008 through its acquisition by AstraZeneca PLC in 2012, Mr. Johnson served as a director of Ardea Biosciences, Inc. From 2011 to 2012, he served as Chief Financial Officer of PURE Bioscience, Inc., and, from 2010 to 2011, Mr. Johnson served as Senior Vice President and Chief Financial Officer of NovaDel Pharma Inc. From 2004 through its acquisition by Raptor Pharmaceuticals Corp. in 2009, he served as Vice President and Chief Financial Officer of TorreyPines Therapeutics, Inc., and, from 2009 to 2010, Mr. Johnson served as Vice President of a wholly owned subsidiary of Raptor Pharmaceuticals Corp. From 1994 to 2004, he held various positions at MitoKor, Inc., most recently serving as Chief Financial Officer and Senior Vice President of Operations. Mr. Johnson practiced as a Certified Public Accountant with Price Waterhouse, and he received a B.B.A. degree in accounting from the University of Michigan-Dearborn. The Board has concluded that Mr. Johnson should serve as a director based on his experience serving as a director of biotechnology companies and his expertise in financial management.

Laura Johnson has served as a director since 2013. She serves as President and Chief Executive Officer of Next Generation Clinical Research Consulting, Inc., a contract research organization servicing the pharmaceutical industry that she founded in 1999. Additionally, Ms. Johnson serves as the President and Chief Executive Officer of Eufaeria Biosciences, Inc., a biotechnology company that she founded in 2016. Since 2018, she has served as a director of Odonate Therapeutics, Inc., and since 2020, Ms. Johnson served as a director of Kintara Therapeutics, Inc. She is also a founder, and from 2007 to 2019 served as a director, of Sb Bancorp, Inc. and Settlers Bank, Inc. Ms. Johnson received a nursing degree from the University of the State of New York-Albany. The Board has concluded that Ms. Johnson should serve as a director based on her substantial operating experience and expertise in clinical study management.

David Ramsay has served as a director since 2019. He also serves as a director of Exuma Biotech, Inc. and a director of Savara, Inc. From February 2018 through its acquisition by Allergan plc in October 2018, Mr. Ramsay served as Senior Vice President and Chief Financial Officer, and from 2015 to February 2018, served as a director, of Bonti, Inc. From 2003 to 2015, he held various positions at Halozyme Therapeutics, Inc., most recently serving as Chief Financial Officer. From 2000 to 2003, Mr. Ramsay served as Vice President, Chief Financial Officer of Lathian Systems, Inc. From 1998 to 2000, he served as Vice President, Treasurer and Director, Corporate Finance at Valeant Pharmaceuticals International, Inc. (formerly ICN Pharmaceuticals, Inc.). Mr. Ramsay started his career at Deloitte & Touche LLP. Mr. Ramsay received a B.S. in business administration from the University of California, Berkeley, an MBA in finance and strategic management from the Wharton School of the University of Pennsylvania and is a Certified Public Accountant (inactive) in the state of California. The Board has concluded that Mr. Ramsay should serve as a director based on his experience serving as a director of biotechnology companies and his expertise in financial management.

Robert Rosen has served as a director since 2014. Since 2017, he has served as a director of Odonate Therapeutics, Inc. From 2013 to 2019, Mr. Rosen served as President and as a director, and from 2012 to 2013, served as Senior Vice President and Chief Commercial Officer, of Heron Therapeutics, Inc. From 2014 to 2015, he served as a director of Conkwest, Inc. (now NantKwest, Inc.). In 2012, Mr. Rosen served as Managing Partner of Scotia Nordic LLC, a life sciences advisory firm. From 2011 to 2012, he served as Senior Vice President of Global Commercial Operations at Dendreon Corporation. From 2005 to 2011, Mr. Rosen served as Global Head of Oncology at Bayer HealthCare Pharmaceuticals. From 2002 to 2005, he served as Vice President of the Oncology Business Unit at Sanofi-Synthèlabo Inc. Mr. Rosen received a B.S. degree in pharmacy from Northeastern University. The Board has concluded that Mr. Rosen should serve as a director based on his leadership experience in the biotechnology and pharmaceutical industries and expertise in commercializing pharmaceutical products.

Michael Hearne has served as our Chief Financial Officer since 2020. Since 2015, he has served as Chief Financial Officer of Tang Capital Management, LLC, a life sciences-focused investment company. Since 2015, Mr. Hearne has also held various positions at Odonate Therapeutics, Inc., most recently serving as Chief Financial Officer since 2018. From 2014 to 2015, he served as a partner at Weaver & Tidwell, LLP. Mr. Hearne started his career in public accounting at Coopers & Lybrand. Mr. Hearne received a B.S. degree in accounting and a masters of accountancy, taxation from Brigham Young University and is a Certified Public Accountant (inactive) in the state of California.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial and accounting officer and persons performing similar functions. Our Code of Business Conduct and Ethics is posted on our website at www.ljpc.com in the Corporate Governance section under “Corporate Resources.” We intend to disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, and waivers of the Code of Business Conduct and Ethics, on our website within 4 business days following the date of the amendment or waiver.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee (“Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of Messrs. Johnson, Ramsay and Rosen, each of whom qualify as an independent director, as defined under applicable Nasdaq qualification standards. Additionally, Messrs. Johnson and Ramsay each qualify as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides information for the years ended December 31, 2020 and 2019 concerning the compensation paid or awarded to our principal executive officer and the two other most highly compensated executive officers (the “Named Executive Officers” or “NEOs”):

Name and Principal Position	Year	Salary	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
Current Named Executive Officers
Larry Edwards(4)(5)	2020	$208,333	$2,165,446	$247,833	$1,338	$2,622,950
Director, President and Chief Executive Officer
Michael Hearne(5)(6)	2020	$78,969	$528,359	$48,700	$1,986	$658,014
Chief Financial Officer
Former Named Executive Officers
Dennis Mulroy(5)(7)	2020	$163,941	$1,158	$-	$250,183	$415,282
Former Chief Financial Officer	2019	$382,000	$143,948	$76,400	$10,739	$613,087
Darryl Wellinghoff(5)(8)	2020	$295,095	$14,726	$249,508	$117,547	$676,876
Former Chief Commercial Officer	2019	$315,439	$578,343	$63,213	$9,719	$966,714
Lakhmir Chawla, M.D.(5)(9)	2020	$357,379	$228,321	$-	$11,157	$596,857
Former Chief Medical Officer	2019	$458,000	$130,333	$91,600	$10,611	$690,544

(1)

The amounts reported in this column represent the grant-date fair values of stock options granted to each NEO, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation. For a discussion of the assumptions used to calculate the value of our stock options, see Note 8 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020. The grant-date fair values of stock options awarded in 2019 include stock options granted in January 2020 for services rendered in 2019.

(2)	The amounts reported in this column represent performance-based cash bonuses paid under the Company’s incentive bonus programs earned during the respective year.
(3)	Unless otherwise indicated, the amounts reported in this column represent the Company’s matching contribution to each NEO’s 401(k) plan account and/or life insurance premiums paid by the Company.
(4)

For the year ended December 31, 2020, Mr. Edwards’s option awards include the grant-date fair values of options to purchase 400,000 shares of La Jolla common stock on becoming President and Chief Executive Officer of the Company in July 2020.

(5)	Salary was pro-rated based on the portion of the year such officer served as an NEO.
(6)

Mr. Hearne’s compensation reflects the portion of his time dedicated to the Company. For the year ended December 31, 2020, Mr. Hearne’s option awards include the grant-date fair values of options to purchase 100,000 shares of La Jolla common stock on becoming Chief Financial Officer of the Company in June 2020.

(7)

Effective May 31, 2020, Mr. Mulroy mutually agreed with the Company to leave as Chief Financial Officer. For the year ended December 31, 2020, all other compensation includes $239,675 for severance and medical coverage paid to Mr. Mulroy in 2020 in connection with his separation.

(8)

Effective September 30, 2020, Mr. Wellinghoff’s employment as Chief Commercial Officer of the Company was terminated without cause. For the year ended December 31, 2020, all other compensation includes $106,390 for severance and medical coverage paid to Mr. Wellinghoff in 2020 in connection with his separation. The grant-date fair values of stock options granted to Mr. Wellinghoff in 2019 include stock options granted on becoming Chief Commercial Officer of the Company.

(9)	Effective October 2, 2020, Dr. Chawla resigned as Chief Medical Officer of the Company.

Outstanding Equity Awards as of December 31, 2020

The following table presents information regarding the outstanding option awards held by each of the NEOs as of December 31, 2020:

	Option Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date(1)
Current Named Executive Officers
Larry Edwards	7/29/2020	-	300,000	(2)	$4.03	7/29/2030
	7/29/2020	-	100,000	(3)	$4.03	7/29/2030
	12/10/2020	-	278,350	(2)	$4.53	12/10/2030
Michael Hearne	6/1/2020	-	100,000	(2)	$4.55	6/1/2030
	10/15/2020	-	169	(2)	$3.91	10/15/2030
	10/30/2020	-	196	(2)	$3.40	10/30/2030
	11/13/2020	-	141	(2)	$4.68	11/13/2030
	11/30/2020	-	134	(2)	$4.97	11/30/2030
	12/10/2020	-	52,191	(2)	$4.53	12/10/2030
	12/15/2020	-	147	(2)	$4.50	12/15/2030
	12/31/2020	-	1,648	(2)	$3.88	12/31/2030
Former Named Executive Officers
Dennis Mulroy(4)	1/9/2020	-	7,500	(5)	$5.25	4/9/2021
Darryl Wellinghoff(6)	1/9/2020	-	7,500	(5)	$5.25	4/9/2021
Lakhmir Chawla, M.D.(7)	-	-	-		$-	-

(1)	All stock options expire 10 years from the grant date, except for the stock options noted in footnote 5.
(2)

The stock option vests and becomes exercisable with respect to 25% of the underlying shares of common stock on the one-year anniversary of the vesting commencement date and then vests ratably on a monthly basis over the next three years.

(3)

On becoming President and Chief Executive Officer of the Company in July 2020, Mr. Edwards was granted options to purchase 100,000 shares of La Jolla common stock, which will vest as of December 31, 2021 if La Jolla's adjusted net income for the year ending December 31, 2021 is greater than approximately $10.0 million.

(4)

Effective May 31, 2020, Mr. Mulroy mutually agreed with the Company to leave as Chief Financial Officer. All outstanding and unvested equity awards were cancelled on the effective date, except for the stock options noted in footnote 5.

(5)

Messrs. Mulroy and Wellinghoff were each entitled to continued vesting through January 9, 2021 of their stock option grant made on January 9, 2020, subject to cancellation on April 9, 2021. Messrs. Mulroy and Wellinghoff exercised 5,000 and 7,500 of the stock options, respectively, and the remaining 2,500 of Mr. Mulroy’s unexercised stock options were cancelled.

(6)

Effective September 30, 2020, Mr. Wellinghoff’s employment as Chief Commercial Officer of the Company was terminated without cause. All outstanding and unvested equity awards were cancelled on the effective date, except for the stock options noted in footnote 5.

(7)	Effective October 2, 2020, Dr. Chawla resigned as Chief Medical Officer of the Company. All outstanding and unvested equity awards were cancelled on the effective date.

Compensation Arrangements with Named Executive Officers

Current Named Executive Officers

Larry Edwards

In connection with his appointment as President and Chief Executive Officer in July 2020, the Company entered into an employment arrangement with Mr. Edwards. The employment arrangement initially provided Mr. Edwards with an annualized base salary of $500,000. Mr. Edwards is eligible to earn an annual cash performance bonus, with the target bonus amount being equal to 55% of his annualized base salary. The annual cash performance bonus is discretionary, and the actual bonus is determined by the Board's assessment of La Jolla’s achievement of its corporate goals. Mr. Edwards is also eligible to receive cash bonuses totaling up to $200,000, which are tied to the achievement of certain XERAVA annual U.S. net sales thresholds and will be paid as follows: (i) $31,000 if 2021 XERAVA U.S. net sales are at least $20 million; (ii) $56,000 if XERAVA U.S. net sales are at least $35 million in any calendar year ending on or prior to December 31, 2024; and (iii) $113,000 if XERAVA U.S. net sales are at least $55 million in any calendar year ending on or prior to December 31, 2024.

In connection with his appointment, Mr. Edwards was granted options to purchase 400,000 shares of common stock of La Jolla, 300,000 of which are subject to the Company’s standard 4-year vesting (i.e., 25% vest on the first anniversary of the grant date, and the remaining 75% vest ratably on a monthly basis over the following three years), and the remaining 100,000 of which will vest as of December 31, 2021 if La Jolla's adjusted net income for the year ending December 31, 2021 is greater than $15 million. In October 2020, the Board adjusted the adjusted net income condition to approximately $10 million. At the discretion of the Board, Mr. Edwards is also eligible to receive additional equity interests in the Company in the form of stock option awards.

Mr. Edwards’s employment with La Jolla is for no specified period and constitutes “at-will” employment. As a result, Mr. Edwards is free to terminate his employment at any time, for any reason or for no reason. Similarly, La Jolla is free to terminate his employment at any time, for any reason or for no reason; provided, however, if La Jolla terminates his employment without cause, or Mr. Edwards terminates his employment for good reason on or before July 28, 2021, then: (i) Mr. Edwards will receive as severance pay an amount equal to 12 months of his then-current base salary payable over a 12-month period; and (ii) La Jolla will pay Mr. Edwards for continued medical coverage for up to 12 months following his separation date. Provided further, if La Jolla terminates his employment without cause, or Mr. Edwards terminates his employment for good reason within 12 months after a change in control event and such change in control event occurs on or before July 28, 2021, then: (i) Mr. Edwards will receive as severance pay an amount equal to 18 months of his then-current base salary payable over an 18-month period; (ii) Mr. Edwards will receive 100% of his then-current annual target bonus payable in a lump sum; and (iii) La Jolla will pay Mr. Edwards for continued medical coverage for up to 18 months following his separation date. These post-employment termination benefits are subject to La Jolla’s standard post-termination terms and conditions.

Michael Hearne

In connection with his appointment as Chief Financial Officer in June 2020, the Company entered into an employment arrangement with Mr. Hearne. The employment arrangement initially provided Mr. Hearne with an annualized base salary of $135,375. Mr. Hearne is eligible to earn an annual cash performance bonus, with the target bonus amount being equal to 40% of his annualized base salary. The annual cash performance bonus is discretionary, and the actual bonus is determined by the Board's assessment of La Jolla's achievement of its corporate goals. In connection with his appointment, Mr. Hearne was granted options to purchase 100,000 shares of common stock of La Jolla, which are subject to the Company’s standard 4-year vesting. At the discretion of the Board, Mr. Hearne is also eligible to receive additional equity interests in the Company in the form of stock option awards. Mr. Hearne’s compensation reflects the portion of his time dedicated to the Company.

Mr. Hearne’s employment with La Jolla is for no specified period and constitutes “at-will” employment. Mr. Hearne’s employment arrangement does not provide for severance benefits.

Former Named Executive Officers

Dennis Mulroy

Effective May 31, 2020, Mr. Mulroy mutually agreed with the Company to leave as Chief Financial Officer. In connection with his separation, Mr. Mulroy received aggregate salary continuation payments of $327,883, paid over the 10-month period following his separation date. Mr. Mulroy was reimbursed by La Jolla for continued medical coverage until he began employment with a new company. Additionally, Mr. Mulroy received continued vesting through January 9, 2021 of his stock option grant made on January 9, 2020, subject to cancellation on April 9, 2021. These post-employment termination benefits were subject to La Jolla’s standard post-termination terms and conditions.

Darryl Wellinghoff

Effective September 30, 2020, Mr. Wellinghoff’s employment as Chief Commercial Officer of the Company was terminated without cause. In connection with his termination, Mr. Wellinghoff is entitled to receive aggregate salary continuation payments of $295,095, payable over the 9-month period following his separation date. Mr. Wellinghoff will also be reimbursed by La Jolla for continued medical coverage through the earlier of: (a) the date that he begins employment with a new company; or (b) September 30, 2021. Additionally, Mr. Wellinghoff was entitled to continued vesting through January 9, 2021 of his stock option grant made on January 9, 2020, subject to cancellation on April 9, 2021. These post-employment termination benefits are subject to La Jolla’s standard post-termination terms and conditions.

Lakhmir Chawla, M.D.

Effective October 2, 2020, Dr. Chawla resigned as Chief Medical Officer of the Company. In connection with his resignation, Dr. Chawla was not provided severance benefits.

Defined Contribution Plan

The Company has a defined contribution plan (the “401(k) Plan”) covering substantially all of the Company’s employees, including NEOs. The 401(k) Plan is a tax-qualified retirement saving plan, pursuant to which all employees are able to contribute the lesser of 50% of their annual compensation (as defined) or the limit prescribed by the Internal Revenue Service to the 401(k) Plan on a before-tax basis. The Company matches employee contributions to the 401(k) Plan based on each participant’s contribution during the plan year, up to 3.5% of each participant’s annual compensation.

CEO Pay Ratio

We determined the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of our median employee (the “CEO Pay Ratio”) in accordance with Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K.

We identified our median employee as of December 31, 2020 based on a consistently applied compensation measure defined as the sum of: (i) annualized 2020 base salary; (ii) incentive bonuses paid in 2020; and (iii) the grant-date fair value of equity awards granted in 2020. The aggregate grant-date fair value of equity awards was computed in accordance with FASB ASC Topic 718, as disclosed in Note 8 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

The annual total compensation of our median employee and Chief Executive Officer is defined as the sum of: (i) annualized 2020 base salary; (ii) incentive bonuses paid in 2020; (iii) the grant-date fair value of equity awards granted in 2020; and (iv) the matching contribution to the 401(k) Plan account and life insurance premiums paid by the Company.

For the year ended December 31, 2020:

•	the annual total compensation of Larry Edwards, our President and Chief Executive Officer, was $2,914,617;

•	the annual total compensation of the median employee was $265,543; and

•	the CEO Pay Ratio was 11:1.

Director Compensation

Retainer Fees. Directors who are also our employees receive no extra compensation for their service on the Board. For the year ended December 31, 2020, our non-employee directors received an annual retainer fee of $60,000 and the Chair of the Audit Committee received an additional annual retainer fee of $15,000, both of which were paid quarterly. The Chairman of the Board, Mr. Tang, has elected to waive all cash compensation for his service as a director.

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

The following table shows the compensation earned in 2020 by the non-employee directors who served on the Board during the year ended December 31, 2020:

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Kevin Tang(2)	$-	$102,597	$102,597
Craig Johnson(3)	$75,000	$217,865	$292,865
Laura Johnson	$60,000	$102,597	$162,597
David Ramsay	$60,000	$102,597	$162,597
Robert Rosen	$60,000	$102,597	$162,597

(1)

The amounts reported in this column are calculated in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. For a discussion of the assumptions used to calculate the value of our stock options, see Note 8 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020. Each non-employee director was granted an option to purchase up to 30,000 shares of common stock at $4.53 per share, the closing price of the common stock on the grant date. As of December 31, 2020, the aggregate number of option awards outstanding for Kevin Tang, Craig Johnson, Laura Johnson, David Ramsay and Robert Rosen were 112,000, 161,000, 120,500, 60,000 and 112,000, respectively.

(2)	Mr. Tang has elected to waive all cash compensation for his service as a director.
(3)

Mr. Johnson was granted an option to purchase an additional 30,000 shares of common stock in connection with his service on a committee of the Board that provided Board-level oversight of the Company's management team.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding beneficial ownership of our shares of common stock as of March 1, 2021 for:

•	each shareholder or group of shareholders known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our directors;
•	each of our NEOs; and
•	all of our current directors and executive officers as a group.

Percentage of beneficial ownership of common stock is based on 27,443,165 shares of common stock outstanding as of March 1, 2021.

Beneficial ownership is determined in accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and, thus, represents voting or investment power with respect to our securities as of March 1, 2021. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all equity interests beneficially owned, subject to community property laws where applicable. Unless otherwise noted below, the address of each person listed on the table is 201 Jones Road, Suite 400, Waltham, Massachusetts 02451.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
Greater than 5% Shareholders
Tang Capital Partners, LP(2)	9,405,490	34.3%
RTW Investments, LP(3)	2,397,378	8.7%
BlackRock, Inc.(4)	1,477,499	5.4%
Current and Former Directors and Named Executive Officers
Kevin Tang(2)	9,727,490	35.3%
Craig Johnson(5)	110,375	*
Laura Johnson(6)	91,000	*
Robert Rosen(7)	82,000	*
David Ramsay(8)	69,000	*
Dennis Mulroy(9)	7,500	*
Darryl Wellinghoff(10)	7,500	*
Michael Hearne(11)	3,363	*
Larry Edwards	-	*
Lakhmir Chawla, M.D.(12)	-	*
All current directors and executive officers as a group (7 persons)	10,083,228	36.2%

*	Represents beneficial ownership of less than one percent.
(1)

Shares of common stock underlying stock options exercisable within 60 days after March 1, 2021 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the stock options but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Based on a Form 4 filed with the SEC on September 9, 2020 and a Schedule 13D/A filed with the SEC on September 11, 2020. The Form 4 and the Schedule 13D/A were filed jointly by Tang Capital Partners, LP, Tang Capital Management, LLC and Kevin Tang. Mr. Tang is the Chairman of the Board. Tang Capital Partners, LP shares voting and dispositive power over such shares with Tang Capital Management, LLC and Kevin Tang. The shares of common stock owned and beneficially owned by Mr. Tang include shares of common stock owned by Tang Capital Partners, LP and other shares of common stock for which Mr. Tang shares voting and/or dispositive power. Mr. Tang is the beneficial owner of 9,727,490 shares of common stock, which is comprised of: (i) 9,405,490 shares of common stock beneficially owned by Tang Capital Partners, LP; (ii) 240,000 shares of common stock beneficially owned by the Kevin C. Tang Foundation; and (iii) 82,000 shares of common stock underlying stock options owned by Mr. Tang that are exercisable within 60 days of March 1, 2021. Additionally, Mr. Tang is the beneficial owner of 3,519.315 shares of the Series C-1[2] Preferred owned by Tang Capital Partners, LP and 157.015 shares of the Series C-1[2] Preferred owned by the Kevin C. Tang Foundation. The shares of Series C-1[2] Preferred beneficially owned by Mr. Tang are not currently convertible. The beneficial ownership for Tang Capital Partners, LP and Mr. Tang excludes approximately 6,067,784 and 6,338,500 shares of common stock, respectively, that are potentially issuable on conversion of the Company’s Series C-1[2] Convertible Preferred Stock. The shares of Series C-1[2] Convertible Preferred Stock have a limit on the ability of the holder to convert, to the extent that the holder would beneficially own greater than 9.999% of shares of the Company’s common stock following such conversion, provided that the holder has the ability to waive, increase or decrease this limitation on conversion on providing the Company with 61 days of prior written notice. The address of the foregoing entities and person is 4747 Executive Drive, Suite 210, San Diego, CA 92121.

(3)

Based on a Schedule 13G/A filed with the SEC on February 12, 2021. The Schedule 13G/A was filed jointly by RTW Investments, LP, RTW Master Fund, Ltd. and Roderick Wong. RTW Investments, LP is the investment manager of RTW Master Fund, Ltd. and one or more private funds, and shares voting and dispositive power over such shares. RTW Investments, LP and Roderick Wong report that they have shared voting and dispositive power with respect to 2,397,378 shares. RTW Master Fund, Ltd reports that it has shared voting and dispositive power with respect to 1,594,678 shares. The beneficial ownership for RTW Investments, LP includes approximately 263,029 shares of common stock that are potentially issuable on conversion of the Company’s Series C-1[2] Convertible Preferred Stock. The address of RTW Investments, LP and Roderick Wong is 40 10th Avenue, Floor 7, New York, NY 10014. The address of RTW Master Fund, Ltd. is 190 Elgin Avenue, George Town, Grand Cayman KY1-9001, Cayman Islands.

(4)

Based on a Schedule 13G/A filed with the SEC on January 29, 2021. BlackRock, Inc. reports it has sole voting power with respect to 1,458,800 shares and sole dispositive power with respect to 1,477,499 shares. The address of the foregoing entity is 55 East 52nd Street, New York, NY 10055.

(5)	Consists of 110,375 shares of common stock underlying stock options exercisable by Mr. Johnson within 60 days of March 1, 2021.
(6)	Consists of 500 shares of common stock and 90,500 shares of common stock underlying stock options exercisable by Ms. Johnson within 60 days of March 1, 2021.
(7)	Consists of 82,000 shares of common stock underlying stock options exercisable by Mr. Rosen within 60 days of March 1, 2021.
(8)	Consists of 48,000 shares of common stock and 21,000 shares of common stock underlying stock options exercisable by Mr. Ramsay within 60 days of March 1, 2021.
(9)

Effective May 31, 2020, Mr. Mulroy mutually agreed with the Company to leave as Chief Financial Officer. All outstanding and unvested equity awards were cancelled on the effective date, except for 7,500 shares of common stock underlying stock options exercisable by Mr. Mulroy by April 9, 2021, of which 5,000 were exercised and the remaining 2,500 of Mr. Mulroy’s unexercised stock options were cancelled.

(10)

Effective September 30, 2020, Mr. Wellinghoff’s employment as Chief Commercial Officer of the Company was terminated without cause. All outstanding and unvested equity awards were cancelled on the effective date, except for 7,500 shares of common stock underlying stock options exercisable by Mr. Wellinghoff by April 9, 2021, all of which were exercised.

(11)	Consists of 3,363 shares of common stock held by Mr. Hearne.
(12)	Effective October 2, 2020, Dr. Chawla resigned as Chief Medical Officer of the Company. All outstanding and unvested equity awards were cancelled on the effective date.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.

To our knowledge, based solely on our review of Forms 3, 4 and 5 filed with the SEC or written representations that no Form 5 was required, during the year ended December 31, 2020, our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities timely filed all reports required under Section 16(a) of the Exchange Act, except for one Form 4 for Dr. Chawla covering a stock purchase under the Employee Stock Purchase Plan and one for Mr. Tang covering his annual stock option grant associated with his Board service.

Equity Compensation Plan Information

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2020:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans, excluding Securities Reflected in Column (1) (3)
Equity compensation plans approved by security holders:
2013 Equity Incentive Plan	4,121,666	$8.67	5,478,334
2018 Employee Stock Purchase Plan	-	$-	455,768
Equity compensation plans not approved by security holders	-	$-	-
Total	4,121,666	$8.67	5,934,102

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Pursuant to our Code of Business Conduct and Ethics, our directors, officers and employees must disclose transactions involving actual or apparent conflicts of interest, such as related party transactions, to the Chairperson of the Audit Committee. Additionally, the Audit Committee is responsible for review and approval of all related party transactions in which any officer, director or shareholder has a direct or indirect interest and would be required to be disclosed under Item 404(a) of Regulation S-K, and has written policies and procedures for reviewing, approving or ratifying any transaction required to be reported under Item 404(a) of Regulation S-K. In reviewing related party transactions, the Audit Committee evaluates any transaction in which a “related person” (as defined in Item 404(a) of Regulation S-K) was, or is to be, a participant and the amount involved exceeds the threshold specified by SEC rules (generally $120,000), and in which the related person had, or will have, a direct or indirect material interest. The Audit Committee also will consider whether the proposed terms are at least as favorable to the Company as could be obtained from unaffiliated third parties and will confirm that there is a bona fide business purpose for the transaction.

The Company has a non-voting profits interest in a related party, which provides the Company with the potential to receive a portion of the future distributions of profits, if any. Investment funds affiliated with the Chairman of the Company’s Board have a controlling interest in the related party. During the years ended December 31, 2020 and 2019, the Company received distributions of $6.3 million and $1.9 million, respectively, in connection with this profits interest.

In September 2020, the Company entered into a sublease agreement for office space in San Diego, California with an entity of which the Chairman of the Company’s Board is also the chairman and chief executive officer. The sublease term is approximately 7 years, and the sublease expense is approximately $12,000 per month. The sublease is cancellable without penalty by either party with 30-days’ written notice. The Company made payments of approximately $64,000 under the sublease in 2020.

Since January 1, 2019, there were no other transactions, and there are no currently proposed transactions, between the Company and any “related person” where the amount exceeded or will exceed $120,000, and in which any “related person” had or will have a direct or indirect material interest, other than compensation arrangements described elsewhere in this Annual Report.

Director Independence

Our business affairs are managed under the direction of our Board, which is currently composed of 6 directors. Consistent with Nasdaq listing requirements, our Board makes an annual determination of the independence of our directors. This determination is made in conjunction with each annual meeting of shareholders. The Board has determined that Mr. Johnson, Ms. Johnson, Mr. Ramsay and Mr. Rosen are “independent” within the meaning of Nasdaq Marketplace Rules 5605(b) and 5605(a)(2). There are no family relationships among any of our directors or executive officers.

The members of our Audit Committee must satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act (“Rule 10A-3”). In order to be considered independent for purposes of Rule 10A-3, no member of the Audit Committee may, other than in his or her capacity as a member of the Audit Committee, the Board or any other committee of the Board: (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from us or any of our subsidiaries; or (ii) directly, or indirectly through one or more intermediaries, control, be controlled by or be under common control with us or any of our subsidiaries.

Item 14. Principal Accountant Fees and Services

The following table represents aggregate fees for services provided by Squar Milner LLP (which, effective as of November 1, 2020, merged with Baker Tilly US, LLP) for each of the periods below:

	2020	2019
Audit Fees	$182,730	$183,798
Audit-related Fees	22,216	18,684
Tax Fees	-	-
All Other Fees	-	-
Total	$204,946	$202,482

Audit Fees. Audit fees consist of fees for professional services provided in connection with: (i) the audit of our annual financial statements and internal control over financial reporting; and (ii) the reviews of our quarterly financial statements.

Audit-related Fees. Audit-related fees consist of fees for professional services provided in connection with consents on our Registration Statements on Forms S-3 and S-8 and the audit of our 401(k) plan.

Our Audit Committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm for 2020 and 2019 were approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The response to this portion of Item 15 is set forth under Item 8 of the Original Filing and the information incorporated by reference herein.

(a)(2) Financial Statement Schedules

No financial statement schedules are provided because the information called for is not required or is shown in the financial statements or the notes thereto.

(a)(3) Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Filed Herewith

2.1	Agreement and Plan of Merger by and among La Jolla, Merger Sub and Tetraphase, dated June 24, 2020	8-K	6/24/2020

3.1.1	Amended and Restated Articles of Incorporation of La Jolla Pharmaceutical Company	S-8	12/20/2013

3.1.2	Certificate of Amendment of Articles of Incorporation of La Jolla Pharmaceutical Company	8-K	1/15/2014

3.1.3	Certificate of Amendment of Articles of Incorporation of La Jolla Pharmaceutical Company	8-A12B/A	10/17/2014

3.2	La Jolla Pharmaceutical Company Amended and Restated Bylaws	8-A12B/A	10/17/2014

4.1	Certificate of Determination of Series F Convertible Preferred Stock of La Jolla Pharmaceutical Company	8-K	9/25/2013

4.2	Description of Securities	10-K	3/2/2020

10.1+	Form of Indemnification Agreement	10-K	3/2/2020

10.2+	La Jolla Pharmaceutical Company Amended and Restated 2013 Equity Incentive Plan	DEF 14A	9/18/2019

10.3	The George Washington University Amended and Restated Patent License Agreement†	10-K	2/22/2018

10.4	Revenue Interest Agreement, dated May 10, 2018, among La Jolla Pharma, LLC and the Entities Managed by HealthCare Royalty Management, LLC	8-K	5/14/2018

10.5+	Employment Offer Letter by and between La Jolla Pharmaceutical Company and Larry Edwards dated as of July 28, 2020	10-Q	11/9/2020

10.6	PAION AG Exclusive Licensing Agreement, dated January 12, 2021†	10-K	3/8/2021

10.7	License Agreement, dated as of August 3, 2006, by and between the Registrant and the President and Fellows of Harvard College, as amended†	10-K	3/8/2021

10.8	Amendment, dated as of December 5, 2017, by and between the Registrant and the President and Fellows of Harvard College, as amended†	10-K	3/8/2021

10.9	Master Manufacturing Services Agreement, dated June 14, 2017, by and between the Registrant and Patheon UK Limited†	10-K	3/8/2021

10.10	License Agreement, dated February 20, 2018, by and between the Registrant and Everest Medicines Limited†	10-K	3/8/2021

10.11	Amendment No.1, dated July 29, 2019, to the License Agreement between Everest Medicines Limited and the Registrant	10-K	3/8/2021

10.12	Contingent Value Rights Agreement, dated as of July 17, 2020, between La Jolla Pharmaceutical Company and American Stock Transfer & Trust Company, LLC, as Rights Agent	8-K	7/29/2020

10.13	Sublease by and between Cotiviti, Inc. and La Jolla Pharmaceutical Company	10-K	3/8/2021

21.1	Subsidiaries of La Jolla Pharmaceutical Company	10-K	3/8/2021

23.1	Consent of Independent Registered Public Accounting Firm Baker Tilly US, LLP	10-K	3/8/2021

24.1	Power of Attorney	10-K	3/8/2021

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101.INS	XBRL Instance Document	10-K	3/8/2021

101.SCH	XBRL Taxonomy Extension Schema Document	10-K	3/8/2021

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	3/8/2021

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	3/8/2021

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	3/8/2021

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	3/8/2021

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	10-K	3/8/2021

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

LA JOLLA PHARMACEUTICAL COMPANY

Date: April 30, 2021	By:	/s/ Larry Edwards
Larry Edwards
Director, President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities set forth opposite their names and on the dates indicated below.

Name	Title	Date

/s/ Larry Edwards	Director, President and Chief Executive Officer	April 30, 2021
Larry Edwards	(principal executive officer)

/s/ Michael Hearne	Chief Financial Officer	April 30, 2021
Michael Hearne	(principal financial and accounting officer)

*	Chairman	April 30, 2021
Kevin Tang

*	Director	April 30, 2021
Craig Johnson

*	Director	April 30, 2021
Laura Johnson

*	Director	April 30, 2021
David Ramsay

*	Director	April 30, 2021
Robert Rosen

By: /s/ Michael Hearne		April 30, 2021
Michael Hearne
*(Attorney-in-Fact)