Form 10-Q
period 2021-03-31
LA JOLLA PHARMACEUTICAL CO
filed 2021-05-07
CIK 920465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 1-36282

LA JOLLA PHARMACEUTICAL COMPANY

(Exact name of registrant as specified in its charter)

California	33-0361285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Jones Road, Suite 400, Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 715-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	LJPC	The Nasdaq Capital Market

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

As of April 3, 2021, there were 27,448,571 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,634	$21,221
Accounts receivable, net	4,153	5,834
Inventory, net	5,374	6,013
Prepaid expenses and other current assets	6,104	3,388
Total current assets	54,265	36,456
Goodwill	20,123	20,123
Intangible assets, net	14,485	14,873
Right-of-use lease assets	490	536
Property and equipment, net	186	215
Restricted cash	40	40
Total assets	$89,589	$72,243

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,098	$2,762
Accrued expenses	8,721	6,494
Accrued payroll and related expenses	1,693	2,878
Lease liabilities, current portion	196	204
Total current liabilities	11,708	12,338
Deferred royalty obligation, net	124,453	124,437
Accrued interest expense on deferred royalty obligation, less current portion	20,884	19,111
Lease liabilities, less current portion	294	332
Other noncurrent liabilities	4,568	4,112
Total liabilities	161,907	160,330
Commitments and contingencies (Note 6)
Shareholders’ deficit:
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 27,448,571 and 27,402,648 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	3	3
Series C-1[2] Convertible Preferred Stock, $0.0001 par value; 11,000 shares authorized, 3,906 shares issued and outstanding at March 31, 2021 and December 31, 2020; and liquidation preference of $3,906 at March 31, 2021 and December 31, 2020	3,906	3,906
Additional paid-in capital	986,107	984,756
Accumulated deficit	(1,062,334)	(1,076,752)
Total shareholders’ deficit	(72,318)	(88,087)
Total liabilities and shareholders’ deficit	$89,589	$72,243

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenue
Net product sales	$8,637	$7,591
License revenue	25,500	-
Total revenue	34,137	7,591
Operating expenses
Cost of product sales	2,731	716
Cost of license revenue	3,600	-
Selling, general and administrative	8,755	8,152
Research and development	1,558	9,183
Total operating expenses	16,644	18,051
Income (loss) from operations	17,493	(10,460)
Other (expense) income
Interest expense	(2,609)	(2,406)
Interest income	2	190
Other income—related party	-	4,085
Other expense	(450)	-
Total other (expense) income, net	(3,057)	1,869
Income (loss) before income taxes	14,436	(8,591)
Provision for income taxes	18	-
Net income (loss)	$14,418	$(8,591)
Earnings (loss) per share
Basic	$0.53	$(0.32)
Diluted	$0.42	$(0.32)
Shares used in computing earnings (loss) per share
Basic	27,427	27,238
Diluted	34,183	27,238

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Consolidated Statements of Shareholders’ Deficit

(Unaudited)

(in thousands)

	Series C-1[2] Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	4	$3,906	27,403	$3	$984,756	$(1,076,752)	$(88,087)
Share-based compensation expense	-	-	-	-	1,116	-	1,116
Issuance of common stock under 2013 Equity Plan	-	-	29	-	154	-	154
Issuance of common stock under ESPP	-	-	17	-	81	-	81
Net income	-	-	-	-	-	14,418	14,418
Balance at March 31, 2021	4	$3,906	27,449	$3	$986,107	$(1,062,334)	$(72,318)

	Series C-1[2] Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	4	$3,906	27,195	$3	$977,432	$(1,037,331)	$(55,990)
Share-based compensation expense	-	-	-	-	2,407	-	2,407
Issuance of common stock under 2013 Equity Plan	-	-	44	-	305	-	305
Issuance of common stock under ESPP	-	-	38	-	200	-	200
Net loss	-	-	-	-	-	(8,591)	(8,591)
Balance at March 31, 2020	4	$3,906	27,277	$3	$980,344	$(1,045,922)	$(61,669)

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating activities
Net income (loss)	$14,418	$(8,591)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Share-based compensation expense	1,116	2,407
Depreciation expense	29	1,060
Non-cash interest expense	1,736	1,682
Inventory fair value step-up adjustment included in cost of product sales	850	-
Amortization of intangible assets	388	-
Loss on change in fair value of contingent value rights	450	-
Amortization of right-of-use lease assets	46	345
Loss on disposal of property and equipment	-	148
Changes in operating assets and liabilities:
Accounts receivable, net	1,681	(592)
Inventory, net	(211)	251
Prepaid expenses and other current assets	(2,716)	1,084
Accounts payable	(1,664)	(2,282)
Accrued expenses	2,286	(2,404)
Accrued payroll and related expenses	(1,185)	(4,683)
Lease liabilities	(46)	(674)
Net cash provided by (used for) operating activities	17,178	(12,249)
Investing activities
Proceeds from the sale of property and equipment	-	1,143
Net cash provided by investing activities	-	1,143
Financing activities
Net proceeds from issuance of common stock under 2013 Equity Plan	154	305
Net proceeds from issuance of common stock under ESPP	81	200
Net cash provided by financing activities	235	505
Net increase (decrease) in cash, cash equivalents and restricted cash	17,413	(10,601)
Cash, cash equivalents and restricted cash, beginning of period	21,261	88,729
Cash, cash equivalents and restricted cash, end of period	$38,674	$78,128
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$38,634	$77,219
Restricted cash	40	909
Total cash, cash equivalents and restricted cash	$38,674	$78,128

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

On July 28, 2020, La Jolla completed its acquisition of Tetraphase Pharmaceuticals, Inc. and its subsidiaries (“Tetraphase”), a biopharmaceutical company focused on commercializing XERAVA, for $43 million in upfront cash plus potential future cash payments of up to $16 million. The Company’s consolidated financial results exclude Tetraphase’s financial results prior to the acquisition closing date of July 28, 2020 (see Note 11).

In January 2021, La Jolla and certain of its wholly owned subsidiaries, including La Jolla Pharma, LLC, entered into a license agreement with PAION AG to commercialize GIAPREZA and XERAVA in the European Economic Area, the United Kingdom and Switzerland. Pursuant to the agreement: (i) the Company has received an upfront cash payment of $22.5 million, less a 15% refundable withholding tax; and (ii) the Company is entitled to receive potential commercial milestone payments of up to $109.5 million and royalties on net sales of GIAPREZA and XERAVA.

In March 2021, under its license agreement with Everest Medicines Limited (“Everest”), the Company received a $3.0 million milestone payment associated with the submission of a New Drug Application (“NDA”) with the China National Medical Products Administration (“NMPA”) for XERAVA for the treatment of cIAI in patients in China. The Company previously granted Everest an exclusive license to develop and commercialize XERAVA for the treatment of cIAI and other indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines. The Company is eligible to receive an additional $8.0 million regulatory milestone payment and up to an aggregate of $20.0 million in sales milestone payments. The Company is also entitled to receive royalties from Everest on sales, if any, by Everest of products containing eravacycline.

As of March 31, 2021 and December 31, 2020, the Company had cash and cash equivalents of $38.6 million and $21.2 million, respectively. Based on the Company’s current operating plans and projections, the Company expects that its existing cash and cash equivalents will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).

2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 8, 2021 (the “Form 10-K”). The accompanying condensed consolidated financial statements include the accounts of La Jolla Pharmaceutical Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and the accompanying notes. Actual results may differ materially from these estimates. Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not affect net loss, shareholders’ deficit or cash flows. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated balance sheet as of December 31, 2020 contained in the Form 10-K.

Summary of Significant Accounting Policies

During the three months ended March 31, 2021, other than the license revenue recognition policy described below, there have been no changes to the Company’s significant accounting policies as described in Note 2 of the Form 10-K.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. The Company maintains its cash in checking and savings accounts at federally insured financial institutions in excess of federally insured limits.

During the three months ended March 31, 2021, 291 hospitals in the U.S. purchased GIAPREZA. During the three months ended March 31, 2021, 390 hospitals and other healthcare organizations in the U.S. purchased XERAVA. Hospitals and other healthcare organizations purchase our products through a network of specialty and wholesale distributors. These specialty and wholesale distributors are considered our customers for accounting purposes. The Company does not believe that the loss of one of these distributors would significantly impact the ability to distribute our products, as the Company expects that sales volume would be absorbed by the remaining distributors. The following table includes the percentage of U.S. net product sales and accounts receivable balances for the Company’s three major customers, each of which comprised 10% or more of its U.S. net product sales:

	U.S. Net Product Sales	Accounts Receivable
	Three Months Ended March 31, 2021	As of March 31, 2021
Customer A	38%	30%
Customer B	33%	39%
Customer C	25%	29%
Total	96%	98%

Business Combinations

The Company accounts for business combinations using the acquisition method pursuant to the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 805. This method requires, among other things, that results of operations of acquired companies are included in La Jolla's financial results beginning on the respective acquisition dates, and that assets acquired and liabilities assumed are recognized at fair value as of the acquisition date. Intangible assets acquired in a business combination are recorded at fair value using a discounted cash flow model. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, the cost of capital and terminal values from the perspective of a market participant. Any excess of the fair value of consideration transferred (the “Purchase Price”) over the fair values of the net assets acquired is recognized as goodwill. Contingent consideration liabilities are recognized as part of the Purchase Price at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent consideration liabilities will be included in other (expense) income, net in the consolidated statements of operations. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other acquisition-related costs are expensed when incurred.

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

The Company recognized no impairment charge for the three months ended March 31, 2021.

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

The Company recognized no impairment charge for the three months ended March 31, 2021.

Revenue Recognition

Pursuant to FASB ASC Topic 606—Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when its customers obtain control of the Company’s product, which typically occurs on delivery. Revenue is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods. To determine revenue recognition for contracts with customers within the scope of ASC 606, the Company performs the following 5 steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies the relevant performance obligations.

Product Sales

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

License Revenue

We enter into out-license agreements with counterparties to develop and/or commercialize our products in territories outside of the U.S. in exchange for: (i) nonrefundable, upfront license fees; (ii) development and regulatory milestone payments; and/or (iii) sales-based royalties and milestones.

If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from nonrefundable, upfront fees allocated to the license when the license is transferred to the customer and the customer can benefit from the license. For licenses that are bundled with other performance obligations, management uses judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable, upfront fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of progress and related revenue recognition.

At the inception of each arrangement that include milestone and other payments, other than sales-based milestone payments and nonrefundable, upfront license fees, we evaluate whether achieving each milestone payment or other payment is considered probable and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone is included in the transaction price. Milestone payments that are not within our control, such as approvals from regulators or where attainment of the specified event is dependent on the development activities of a third party, are not considered probable of being achieved until those approvals are received or the specified event occurs.

For arrangements that include sales-based royalties and milestone payments, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of: (i) when the related sales occur; or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position and results of operations.

3.  Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration of potential common shares. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus potential common shares. Convertible preferred stock and stock options are considered potential common shares and are included in the calculation of diluted earnings (loss) per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted earnings (loss) per share when their effect is anti-dilutive. For the three months ended March 31, 2021, there were 6.8 million potential common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 6.7 million shares of common stock issuable upon conversion of existing convertible preferred stock; and (ii) 21,000 stock options. For the three months ended March 31, 2021 and 2020, there were 4.1 million and 11.6 million, respectively, of potential common shares that were excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

4.  Balance Sheet Details

Restricted Cash

Restricted cash as of March 31, 2021 and December 31, 2020 consisted of a $40,000 security deposit for the Company’s corporate purchasing credit card.

Inventory, Net

Inventory, net consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$802	$802
Work-in-process	3,235	3,213
Finished goods	1,337	1,998
Total inventory, net	$5,374	$6,013

As of March 31, 2021 and December 31, 2020, inventory, net included zero and $0.9 million, respectively, of the fair value step-up adjustment to Tetraphase’s inventory recorded in connection with the acquisition of Tetraphase (see Note 11). As of March 31, 2021 and December 31, 2020, total inventory is recorded net of inventory reserves of $1.1 million and $0.9 million, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Refundable withholding tax	$3,375	$-
Prepaid manufacturing costs	529	930
Prepaid clinical costs	294	820
Prepaid insurance	319	505
Other prepaid expenses and current assets	1,587	1,133
Total prepaid expenses and other current assets	$6,104	$3,388

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Computer hardware	$310	$310
Furniture and fixtures	309	309
Software	203	733
Total property and equipment, gross	822	1,352
Accumulated depreciation and amortization	(636)	(1,137)
Total property and equipment, net	$186	$215

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	Weighted-average	March 31,	December 31,
	Years	2021	2020
Technology	10	$14,000	$14,000
Trade name	10	1,520	1,520
Total intangible assets, gross		15,520	15,520
Accumulated amortization		(1,035)	(647)
Total intangible assets, net		$14,485	$14,873

The intangible assets were recorded in connection with the acquisition of Tetraphase (see Note 11). The Company recorded amortization expense of $0.4 million and zero for the three months ended March 31, 2021 and 2020, respectively.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued interest expense on deferred royalty obligation, current portion	$3,514	$3,567
Accrued royalties and in-license fees	2,445	685
Accrued manufacturing costs	1,306	627
Accrued professional fees	581	660
Accrued clinical costs	22	20
Accrued other	853	935
Total accrued expenses	$8,721	$6,494

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Paycheck Protection Program loan	$2,308	$2,302
Fair value of contingent value rights (see Note 11)	2,260	1,810
Total other noncurrent liabilities	$4,568	$4,112

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

On receipt of the $125.0 million payment from HCR, the Company recorded a deferred royalty obligation of $125.0 million, net of issuance costs of $0.7 million. For the three months ended March 31, 2021 and 2020, the Company recognized interest expense, including amortization of the obligation discount, of $2.6 million and $2.4 million, respectively. The carrying value of the deferred royalty obligation as of March 31, 2021 was $124.5 million, net of unamortized obligation discount of $0.5 million, and was classified as noncurrent. The related accrued interest expense was $24.4 million and $22.7 million as of March 31, 2021 and December 31, 2020, respectively, of which $20.9 million and $19.1 million was classified as noncurrent liabilities, respectively. During the three months ended March 31, 2021 and March 31, 2020, the Company made royalty payments to HCR of $0.9 million and $0.7 million, respectively, and, as of March 31, 2021, the Company recorded royalty obligations payable of $0.7 million in accrued expenses. The deferred royalty obligation is classified as Level 3 in the FASB ASC Topic 820-10, three-tier fair value hierarchy, and its carrying value approximates fair value.

Under the terms of the Royalty Agreement, La Jolla Pharma, LLC has certain obligations, including the obligation to use commercially reasonable and diligent efforts to commercialize GIAPREZA. If La Jolla Pharma, LLC is held to not have met these obligations, HCR would have the right to terminate the Royalty Agreement and demand payment from La Jolla Pharma, LLC of either $125.0 million or $225.0 million (depending on which obligation La Jolla Pharma, LLC is held to not have met), minus aggregate royalties already paid to HCR. In the event that La Jolla Pharma, LLC fails to timely pay such amount if and when due, HCR would have the right to foreclose on the GIAPREZA-related assets. The Company concluded that certain of these contract provisions that could result in an acceleration of amounts due under the Royalty Agreement are embedded derivatives that require bifurcation from the deferred royalty obligation and fair value recognition. The Company determined the fair value of each derivative by assessing the probability of each event occurring, as well as the potential repayment amounts and timing of such repayments that would result under various scenarios. As a result of this assessment, the Company determined that the fair value of the embedded derivatives is immaterial as of March 31, 2021 and December 31, 2020. Each reporting period, the Company estimates the fair value of the embedded derivatives until the features lapse and/or the termination of the Royalty Agreement. Any material change in the fair value of the embedded derivatives will be recorded as either a gain or loss on the consolidated statements of operations.

6.  Commitments and Contingencies

Lease Commitments

Future minimum lease payments, excluding Lease Operating Costs, as of March 31, 2021 are as follows (in thousands):

2021	$175
2022	181
2023	166
Thereafter	-
Total future minimum lease payments	522
Less: discount	(32)
Total lease liabilities	$490

Lease expense under current and former leases was approximately $0.1 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of lease liabilities was $50,000 and $1.6 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the weighted-average remaining lease term and the weighted-average discount rate for the Company’s only operating lease, the Waltham Sublease, was 2.6 years and 4.0%, respectively.

Waltham Sublease

In December 2020, the Company entered into a sublease agreement for office space in Waltham, Massachusetts (the “Waltham Sublease”). The Waltham Sublease commenced on December 21, 2020 and expires on November 30, 2023. In addition to rent of approximately $15,000 per month, the Waltham Sublease requires the Company to pay certain taxes, insurance and operating costs relating to the leased premises (collectively, “Lease Operating Costs”). The Waltham Sublease contains customary default provisions, representations, warranties and covenants. The Waltham Sublease is classified as an operating lease. The Company recognizes the Waltham Sublease expense in the consolidated statements of operations and records a lease liability and right-of-use asset for this lease.

San Diego Sublease

In September 2020, the Company entered into a sublease agreement for office space in San Diego, California with an entity of which the Chairman of the Company’s board of directors is also the chairman and chief executive officer (the “San Diego Sublease”). The San Diego Sublease term is approximately 7 years, and the rent is approximately $12,000 per month. The San Diego Sublease is cancellable without penalty by either party with 30-days’ written notice. The San Diego Sublease is a short-term lease for accounting purposes. The Company made payments of approximately $36,000 under the San Diego Sublease during the three months ended March 31, 2021. The Company recognizes the San Diego Sublease payments in the consolidated statements of operations and does not record a lease liability or right-of-use asset for this lease.

Contingencies

From time to time, the Company may become subject to claims and litigation arising in the ordinary course of business. The Company is not a party to any material legal proceedings, nor is it aware of any material pending or threatened litigation.

7.  Shareholders’ Equity

Preferred Stock

As of March 31, 2021 and December 31, 2020, 3,906 shares of Series C-12 Convertible Preferred Stock (“Series C-12 Preferred”) were issued, outstanding and convertible into 6,735,378 shares of common stock. As of March 31, 2021 and December 31, 2020, the Series C-12 Preferred liquidation preference was approximately $3.9 million. The Series C-12 Preferred does not pay a dividend. The holders of the Series C-12 Preferred do not have voting rights, other than for general protective rights required by the California General Corporation Law.

8.  Equity Incentive Plans

2013 Equity Incentive Plan

A total of 9,600,000 shares of common stock have been reserved for issuance under the La Jolla Pharmaceutical Company 2013 Equity Incentive Plan (the “2013 Equity Plan”). As of March 31, 2021, 5,488,481 shares of common stock remained available for future grants under the 2013 Equity Plan.

2018 Employee Stock Purchase Plan

A total of 750,000 shares of common stock have been reserved for issuance under the La Jolla Pharmaceutical Company 2018 Employee Stock Purchase Plan (the “ESPP”). As of March 31, 2021, 438,845 shares of common stock remained available for future grants under the ESPP.

Equity Awards

The activity related to equity awards, which are comprised of stock options, during the three months ended March 31, 2021 is summarized as follows:

	Equity Awards	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term(1) (years)	Aggregate Intrinsic Value(2)
Outstanding at December 31, 2020	4,121,666	$8.67
Granted	335,548	$5.48
Exercised	(29,000)	$5.25
Cancelled/forfeited	(316,695)	$8.00
Outstanding at March 31, 2021	4,111,519	$8.48	8.39	$175,807
Exercisable at March 31, 2021	1,146,185	$17.18	5.68	$21,693

(1) Represents the weighted-average remaining contractual term of stock options.

(2) Aggregate intrinsic value represents the product of the number of equity awards outstanding or equity awards exercisable multiplied by the difference between the Company’s closing stock price per share on the last trading day of the period, which was $4.24 as of March 31, 2021, and the exercise price.

Share-based Compensation Expense

The classification of share-based compensation expense is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Selling, general and administrative	$840	$844
Research and development	276	1,563
Total share-based compensation expense	$1,116	$2,407

As of March 31, 2021, total unrecognized share-based compensation expense related to unvested equity awards was $9.8 million, which is expected to be recognized over a weighted-average period of 3.1 years. As of March 31, 2021, there was no unrecognized share-based compensation expense related to shares of common stock issued under the ESPP.

9.  Other Income—Related Party

The Company has a non-voting profits interest in a related party, which provides the Company with the potential to receive a portion of the future distributions of profits, if any. Investment funds affiliated with the Chairman of the Company’s board of directors have a controlling interest in the related party. During the three months ended March 31, 2021, the Company did not receive any distributions in connection with this profits interest. During the three months ended March 31, 2020, the Company received distributions of $4.1 million in connection with this profits interest.

10.  License Agreements

In-license Agreements

George Washington University

In December 2014, the Company entered into a patent license agreement with George Washington University (“GW”), which was subsequently amended and restated (the “GW License”) and assigned to La Jolla Pharma, LLC. Pursuant to the GW License, GW exclusively licensed to the Company certain intellectual property rights relating to GIAPREZA, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA. Under the GW License, La Jolla Pharma, LLC is obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA. The Company has paid a one-time license initiation fee, annual maintenance fees, an amendment fee, additional payments following the achievement of certain development and regulatory milestones and royalties. As a result of the European Commission’s approval of GIAPREZA in August 2019, the Company made a milestone payment to GW in the amount of $0.5 million in the first quarter of 2020. The Company is obligated to pay a 6% royalty on net sales of GIAPREZA and 15% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering GIAPREZA. During the three months ended March 31, 2021 and 2020, the Company made payments to GW of $2.8 million and $0.4 million, respectively.

Harvard University

In August 2006, the Company entered into a license agreement with Harvard University (“Harvard”), which was subsequently amended and restated (the “Harvard License”). Pursuant to the Harvard License, Harvard exclusively licensed to the Company certain intellectual property rights relating to tetracycline-based products, including XERAVA, including the exclusive rights to certain issued patents and patent applications covering such products. Under the Harvard License, the Company is obligated to use commercially reasonable efforts to develop, commercialize, market and sell tetracycline-based products, including XERAVA. For each product covered by the Harvard License, the Company is obligated to make certain payments for the following: (i) up to approximately $15.1 million upon the achievement of certain clinical development and regulatory milestones; (ii) a 5% royalty on direct U.S. net sales of XERAVA; (iii) a single-digit tiered royalty on direct ex-U.S. net sales of XERAVA, starting at a minimum royalty rate of 4.5%, with step-ups to a maximum royalty of 7.5% based on the achievement of annual net product sales thresholds; and (iv) 20% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering tetracycline-based products, including XERAVA. During the three months ended March 31, 2021, the Company paid $0.1 million of royalties to Harvard, and did not make any payments to Harvard related to clinical development and regulatory milestones.

Paratek Pharmaceuticals, Inc.

In March 2019, the Company entered into a license agreement with Paratek Pharmaceuticals, Inc. (“Paratek”), which was subsequently amended and restated (the “Paratek License”). Pursuant to the Paratek License, Paratek non-exclusively licensed to the Company certain intellectual property rights relating to XERAVA, including non-exclusive rights to certain issued patents and patent applications covering XERAVA. The Company is obligated to pay Paratek a 2.25% royalty based on direct U.S. net sales of XERAVA. The Company’s obligation to pay royalties with respect to the licensed product is retroactive to the date of the first commercial sale of XERAVA and shall continue until there are no longer any valid claims of the Paratek patents, which will expire in October 2023. During the three months ended March 31, 2021, the Company paid $51,000 of royalties to Paratek.

Out-license Agreements

PAION AG

On January 12, 2021, La Jolla Pharmaceutical Company and certain of its wholly owned subsidiaries, including La Jolla Pharma, LLC, entered into an exclusive license agreement (the “PAION License”) with PAION AG and its wholly owned subsidiary (collectively, “PAION”). Pursuant to the PAION License, La Jolla granted PAION an exclusive license to commercialize GIAPREZA and XERAVA in the European Economic Area, the United Kingdom and Switzerland (collectively, the “PAION Territory”). La Jolla has received an upfront cash payment of $22.5 million, less a 15% refundable withholding tax, and is entitled to receive potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments. In addition, royalties payable under the PAION License will be subject to reduction on account of generic competition and after patent expiration in a jurisdiction. Pursuant to the PAION License, PAION will be solely responsible for the future development and commercialization of GIAPREZA and XERAVA in the PAION Territory. PAION is required to use commercially reasonable efforts to commercialize GIAPREZA and XERAVA in the PAION Territory. The Company agreed to use commercially reasonable efforts to negotiate and enter into a separate commercial supply agreement to manufacture drug product for commercial supply. The Company has not yet entered into a commercial supply agreement with PAION, which would set the quantity and timing of commercial supply. The Company has not received any payments from PAION related to either royalties or commercial milestones.

Everest Medicines Limited

In February 2018, the Company entered into a license agreement with Everest, which was subsequently amended and restated (the “Everest License”). Pursuant to the Everest License, the Company granted Everest an exclusive license to develop and commercialize XERAVA for the treatment of cIAI and other indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines (collectively, the “Everest Territory”). The Company is eligible to receive an additional $8.0 million regulatory milestone payment and up to an aggregate of $20.0 million in sales milestone payments. The Company is also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Everest Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Everest Territory until the latest to occur of: (1) the last-to-expire of specified patent rights in such jurisdiction in the Everest Territory; (2) expiration of marketing or regulatory exclusivity in such jurisdiction in the Everest Territory; or (3) 10 years after the first commercial sale of a product in such jurisdiction in the Everest Territory. The Company agreed to use commercially reasonable efforts to manufacture drug product for clinical development, which will be paid by Everest at the cost to manufacture, as well as manufacture drug product for commercial supply, which will be paid by Everest at cost plus a reasonable margin. During the three months ended March 31, 2021, the Company received a $3.0 million milestone payment associated with the submission of an NDA with the China NMPA for XERAVA for the treatment of cIAI in patients in China. Amounts due under the Harvard University license agreement were included as research and development expense on the consolidated statements of operations.

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

CVRs are measured at fair value on a recurring basis. During the three months ended March 31, 2021, the Company recorded a $0.5 million loss in other (expense) income in the consolidated statements of operations resulting from the change in fair value of CVRs.

The Company recorded a $3.3 million fair value step-up adjustment to Tetraphase’s inventory as of the acquisition date. Raw material components and active pharmaceutical ingredients were recorded based on estimated replacement cost. Finished drug product was valued at estimated selling cost, adjusted for costs of selling effort and a reasonable profit allowance for such selling effort from the viewpoint of a market participant. This fair value step-up adjustment is recorded as cost of product sales when the inventory is sold to customers, $0.9 million of which was included in cost of product sales during the three months ended March 31, 2021.

Identifiable intangible assets consist of certain technology and trade names acquired from Tetraphase, and include the value of the Harvard, Paratek and Everest Licenses (see Note 10). The acquired intangible assets have definite useful lives and are being amortized on a straight-line basis over an estimated useful life of 10 years.

Goodwill represents the excess of the Purchase Price over the fair value of the net assets acquired as of the acquisition date. Goodwill represents the value of the stronger platform to increase patient access to the Company’s commercial products and the operational synergies of the combined Company. Goodwill has an indefinite useful life and is not amortized. The goodwill is only deductible for tax purposes if the Company makes a U.S. Internal Revenue Code Section 338 (“Section 338”) election. The Company did not make a Section 338 election.

12.  Company-wide Realignments

On May 28, 2020, the Board of Directors of the Company approved a restructuring plan (the “2020 Realignment”) to align its organization with the Company’s sole focus on the commercialization of its products. The 2020 Realignment reduced the Company’s headcount. For the year ended December 31, 2020, total expense was comprised of $4.1 million for one-time termination benefits to the affected employees, including severance and health care benefits, offset by a $0.4 million reversal of non-cash, share-based compensation expense related to forfeited, unvested equity awards. As of March 31, 2021, the Company had made substantially all of the payments related to the 2020 Realignment.

In connection with the acquisition of Tetraphase, the Company incurred one-time charges related to a reduction in the combined Company’s headcount. For the year ended December 31, 2020, total expense was comprised of $3.1 million for one-time termination benefits to the affected employees, including severance and health care benefits. As of March 31, 2021, the Company had paid $2.5 million of the $3.1 million cash severance and health care benefits charges, and the remaining $0.6 million of the cash severance and health care benefits charges were included in accrued payroll and related expenses. The Company expects to make substantially all of the payments related to this headcount reduction by the end of the second quarter of 2021.

13.  Income Taxes

For the three months ended March 31, 2021, the Company recorded an $18,000 provision for income taxes related to state income taxes. For the three months ended March 31, 2020, the Company did not record a provision for income taxes. As of March 31, 2021 and December 31, 2020, the Company established a full valuation allowance against its federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

14.  Subsequent Events

On April 21, 2021, La Jolla received a distribution of $2.5 million in connection with its non-voting profits interest (see Note 9). The distribution will be recorded as other income for the three months ended June 30, 2021.

On May 6, 2021, the Company entered into a commercial supply agreement with Everest whereby the Company will supply Everest a minimum quantity of XERAVA through December 31, 2023 and will transfer to Everest certain XERAVA-related manufacturing know-how. Pursuant to the supply agreement, the Company is entitled to receive $5.0 million of technology transfer payments in 2021 and will be reimbursed for manufacturing costs at 110% of costs through December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 8, 2021 (the “Form 10-K”).

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other factors are described under “Risk Factors” in Item 1A of our Form 10-K for the year ended December 31, 2020. We caution you that these risks, uncertainties and other factors may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will affect us or our business in the way expected. All forward-looking statements in this Quarterly Report on Form 10-Q apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

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

On July 28, 2020, La Jolla completed its acquisition of Tetraphase Pharmaceuticals, Inc. and its subsidiaries (“Tetraphase”), a biopharmaceutical company focused on commercializing XERAVA, for $43 million in upfront cash plus potential future cash payments of up to $16 million. La Jolla’s consolidated financial results exclude Tetraphase’s financial results prior to the acquisition closing date of July 28, 2020.

In January 2021, La Jolla and certain of its wholly owned subsidiaries, including La Jolla Pharma, LLC, entered into a license agreement with PAION AG to commercialize GIAPREZA and XERAVA in the European Economic Area, the United Kingdom and Switzerland. Pursuant to the agreement: (i) the Company has received an upfront cash payment of $22.5 million, less a 15% refundable withholding tax; and (ii) the Company is entitled to receive potential commercial milestone payments of up to $109.5 million and royalties on net sales of GIAPREZA and XERAVA.

In March 2021, under its license agreement with Everest Medicines Limited (“Everest”), the Company received a $3.0 million milestone payment associated with the submission of a New Drug Application (“NDA”) with the China National Medical Products Administration (“NMPA”) for XERAVA for the treatment of cIAI in patients in China. The Company previously granted Everest an exclusive license to develop and commercialize XERAVA for the treatment of cIAI and other indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines. The Company is eligible to receive an additional $8.0 million regulatory milestone payment and up to an aggregate of $20.0 million in sales milestone payments. The Company is also entitled to receive royalties from Everest on sales, if any, by Everest of products containing eravacycline.

Product Portfolio

(1) For U.S. and European approval

(2) U.S.: GIAPREZA is a vasoconstrictor to increase blood pressure in adults with septic or other distributive shock

European Union: GIAPREZA is indicated for the treatment of refractory hypotension in adults with septic or other distributive shock who remain hypotensive despite adequate volume restitution and application of catecholamines and other available vasopressor therapies

(3) U.S.: XERAVA is a tetracycline class antibacterial indicated for the treatment of cIAIs in patients 18 years of age and older

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

XERAVA™ (eravacycline)

XERAVA™ (eravacycline) for injection is approved by the FDA as a tetracycline class antibacterial indicated for the treatment of complicated intra-abdominal infections (“cIAI”) in patients 18 years of age and older. XERAVA is approved by the EC for the treatment of cIAI in adults. XERAVA is marketed in the U.S. by Tetraphase Pharmaceuticals, Inc., a wholly owned subsidiary of La Jolla, and will be marketed in Europe by PAION AG on behalf of Tetraphase. Everest, the Company’s licensee for mainland China, Taiwan, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines, recently submitted an NDA in China.

Product Candidates

In connection with the acquisition of Tetraphase, we acquired the following product candidates that are in early stage clinical development: (1) TP-6076, an IV formulation of a fully synthetic fluorocycline derivative for the treatment of certain multidrug-resistant gram-negative bacteria; (2) TP-271, an IV and oral formulation of a fully synthetic fluorocycline for the treatment of respiratory disease caused by bacterial biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia; and (3) TP-2846, an IV formulation of a tetracycline for the treatment of acute myeloid leukemia. At this time, there are no active studies nor anticipated future studies for any of these product candidates. We intend to seek out-

license opportunities for these product candidates; however, at this time, we are unable to predict the likelihood of successfully out-licensing any of these product candidates.

Components of Our Results of Operations

The following table summarizes our results of operations for each of the periods below (in thousands):

	Three Months Ended
	March 31,
	2021	2020	Change
Net product sales	$8,637	$7,591	$1,046
License revenue	25,500	-	25,500
Cost of product sales	2,731	716	2,015
Cost of license revenue	3,600	-	3,600
Selling, general and administrative expense	8,755	8,152	603
Research and development expense	1,558	9,183	(7,625)
Other (expense) income, net	(3,057)	1,869	(4,926)
Provision for income taxes	18	-	18
Net income (loss)	$14,418	$(8,591)	$23,009

Net Product Sales

Net product sales consist of revenue recognized from sales of GIAPREZA and XERAVA to hospitals and other healthcare organizations in the U.S. through a network of specialty and wholesale distributors. These specialty and wholesale distributors are considered our customers for accounting purposes. For the three months ended March 31, 2021, La Jolla’s net product sales were $8.7 million, compared to $7.6 million for the same period in 2020. GIAPREZA U.S. net sales were $6.9 million for the three months ended March 31, 2021, compared to $7.6 million for the same period in 2020. XERAVA U.S. net sales were $1.8 million for the three months ended March 31, 2021, compared to zero for the same period in 2020. La Jolla acquired Tetraphase, which commercialized XERAVA, on July 28, 2020.

License Revenue

License revenue consists of revenue from out-license agreements with counterparties to develop and/or commercialize our products in territories outside of the U.S. in exchange for: (i) nonrefundable, upfront license fees; (ii) development, regulatory or commercial milestone payments; and/or (iii) sales-based royalties. License revenue was $25.5 million for the three months ended March 31, 2021, which consists of: (i) a $22.5 million upfront cash payment in connection with the PAION License; and (ii) a $3.0 million regulatory milestone cash payment in connection with the Everest License.

Cost of Product Sales

Cost of product sales consists primarily of expense associated with: (i) royalties payable to George Washington University, Harvard University and Paratek Pharmaceuticals, Inc.; (ii) the inventory fair value step-up adjustment recorded in connection with the acquisition of Tetraphase; (iii) manufacturing; (iv) regulatory fees; and (v) shipping and distribution. Cost of product sales was $2.7 million for the three months ended March 31, 2021, compared to $0.7 million for the same period in 2020. Cost of product sales excludes XERAVA for the three months ended March 31, 2020. For the three months ended March 31, 2021, cost of product sales includes $0.9 million of the inventory fair value step-up adjustment recorded in connection with the acquisition of Tetraphase.

Cost of License Revenue

Cost of license revenue consists of amounts due under in-license agreements in connection with license revenue from commercially approved product. Cost of license revenue recognized in connection with product that is not commercially approved is recorded as research and development expense. Cost of license revenue was $3.6 million for the three months ended March 31, 2021, which consists of amounts due under the George Washington University and Harvard University license agreements in connection with the upfront cash payment received from the PAION License.

Selling, General and Administrative Expense

Selling, general and administrative expense consists of non-personnel and personnel expenses. Non-personnel-related expense includes expense related to: (i) professional fees for legal, patent, consulting, accounting and audit services; (ii) sales and marketing costs such as speaker programs, advertising and promotion; (iii) facilities and information technology; and (iv) insurance. Personnel-related expense includes expense related to salaries, benefits and share-based compensation for personnel engaged in sales, finance and administrative functions. We expect our selling, general and administrative expense to decrease in the near term.

The following table summarizes these expenses for each of the periods below (in thousands):

	Three Months Ended
	March 31,
	2021	2020	Change
Non-personnel expense:
Professional fees	$1,528	$871	$657
Sales and marketing	1,195	1,223	(28)
Facility	14	493	(479)
Other	792	586	206
Total non-personnel expense	3,529	3,173	356
Personnel expense:
Salaries, bonuses and benefits	4,386	4,135	251
Share-based compensation expense	840	844	(4)
Total personnel expense	5,226	4,979	247
Total selling, general and administrative expense	$8,755	$8,152	$603

During the three months ended March 31, 2021, total selling, general and administrative non-personnel expense increased compared to the same period in 2020 primarily as a result of: (i) increases in professional fee-related expenses due to one-time legal fees in connection with the execution of an out-license agreement and a commercial supply agreement, as well as increased surveillance programs, regulatory consulting and regulatory filing fees resulting from the acquisition of Tetraphase; and (ii) increases in other expenses due to intangible asset amortization resulting from the acquisition of Tetraphase; partially offset by decreases in facility-related expenses as a result of the termination of our San Diego Lease effective August 31, 2020 (see Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).

During the three months ended March 31, 2021, total selling, general and administrative personnel expense increased compared to the same period in 2020 primarily as a result of an increase in personnel allocations to general and administrative activities.

Research and Development Expense

Research and development expense consists of non-personnel and personnel expenses. Non-personnel-related expense includes expense related to: (i) manufacturing development; (ii) amounts due under in-license agreements for drug product that is not commercially approved; (iii) facilities and information technology; and (iv) conducting clinical studies. Personnel-related expense includes expense related to salaries, benefits and share-based compensation for personnel engaged in research and development functions. We expect our research and development expense to decrease in the near term.

The following table summarizes these expenses for each of the periods below (in thousands):

	Three Months Ended
	March 31,
	2021	2020	Change
Non-personnel expense:
XERAVA	$262	$-	$262
GIAPREZA	175	1,081	(906)
LJPC-401	30	1,531	(1,501)
LJPC-0118	5	513	(508)
Facility	3	1,436	(1,433)
Other	573	474	99
Total non-personnel expense	1,048	5,035	(3,987)
Personnel expense:
Salaries, bonuses and benefits	234	2,585	(2,351)
Share-based compensation expense	276	1,563	(1,287)
Total personnel expense	510	4,148	(3,638)
Total research and development expense	$1,558	$9,183	$(7,625)

During the three months ended March 31, 2021, total research and development non-personnel expense decreased compared to the same period in 2020 primarily as a result of the following: (i) decreases in program-related expenses as we de-prioritized our product candidates and focused on the commercialization of GIAPREZA and XERAVA; and (ii) decreases in facility-related expenses primarily as a result of the termination of our San Diego Lease effective August 31, 2020 (see Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q); partially offset by increases in manufacturing and clinical development costs related to the acquisition of XERAVA.

During the three months ended March 31, 2021, total research and development personnel expense, including share-based compensation expense, decreased compared to the same period in 2020 as a result of reduced headcount.

Other (Expense) Income, Net

Other (expense) income, net consists of the following: (i) interest expense accrued for our deferred royalty obligation; (ii) loss from changes in the fair value of contingent value rights (“CVRs”); (iii) income from distributions received in connection with our non-voting profits interest in a related party; and (iv) interest income generated from cash held in savings accounts.

During the three months ended March 31, 2021, other (expense) income, net was $(3.1) million, compared to $1.9 million in the same period in 2020. This $5.0 million decrease in other income was due to: (i) a $4.1 million decrease in the receipt of distributions in connection with the Company’s non-voting profits interest in a related party; (ii) a $0.5 million loss from changes in the fair value of CVRs; (iii) a $0.2 million increase in interest expense for our deferred royalty obligation; and (iv) a $0.2 million decrease in interest income generated from cash held in savings accounts.

Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $38.6 million and $21.2 million, respectively. Based on our current operating plans and projections, we believe that our existing cash and cash equivalents will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

La Jolla’s net cash provided by (used for) operating activities for the three months ended March 31, 2021 was $17.2 million, compared to $(12.2) million for the same period in 2020. La Jolla’s net cash provided by (used for) operating activities excluding net receipts in connection with license agreements and payments related to reductions in headcount for the three months ended March 31, 2021 was $(1.8) million, compared to $(9.2) million for the same period in 2020. Net receipts in connection with license agreements were $19.8 million for the three months ended March 31, 2021, compared to zero for the same period in 2020. Payments related to reductions in headcount were $0.8 million for the three months ended March 31, 2021, compared to $3.0 million for the same period in 2020.

The Company expects to fund future operations with existing cash or cash generated from operations, if any. The amount and timing of additional future funding needs, if any, will depend on many factors, including the success of our commercialization efforts for GIAPREZA and XERAVA and our ability to control expenses. If necessary, we will raise additional capital through equity or debt financings. We can provide no assurance that additional financing will be available to us on favorable terms, or at all.

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

In-license Agreements

George Washington University

In December 2014, the Company entered into a patent license agreement with George Washington University (“GW”), which was subsequently amended and restated (the “GW License”) and assigned to La Jolla Pharma, LLC. Pursuant to the GW License, GW exclusively licensed to the Company certain intellectual property rights relating to GIAPREZA, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA. Under the GW License, La Jolla Pharma, LLC is obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA. The Company has paid a one-time license initiation fee, annual maintenance fees, an amendment fee, additional payments following the achievement of certain development and regulatory milestones and royalties. As a result of the European Commission’s approval of GIAPREZA in August 2019, the Company made a milestone payment to GW in the amount of $0.5 million in the first quarter of 2020. The Company is obligated to pay a 6% royalty on net sales of GIAPREZA and 15% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering GIAPREZA.

Harvard University

In August 2006, the Company entered into a license agreement with Harvard University (“Harvard”), which was subsequently amended and restated (the “Harvard License”). Pursuant to the Harvard License, Harvard exclusively licensed to the Company certain intellectual property rights relating to tetracycline-based products, including

XERAVA, including the exclusive rights to certain issued patents and patent applications covering such products. Under the Harvard License, the Company is obligated to use commercially reasonable efforts to develop, commercialize, market and sell tetracycline-based products, including XERAVA. For each product covered by the Harvard License, the Company is obligated to make certain payments for the following: (i) up to approximately $15.1 million upon the achievement of certain clinical development and regulatory milestones; (ii) a 5% royalty on direct U.S. net sales of XERAVA; (iii) a single-digit tiered royalty on direct ex-U.S. net sales of XERAVA, starting at a minimum royalty rate of 4.5%, with step-ups to a maximum royalty of 7.5% based on the achievement of annual net product sales thresholds; and (iv) 20% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering tetracycline-based products, including XERAVA.

Paratek Pharmaceuticals, Inc.

In March 2019, the Company entered into a license agreement with Paratek Pharmaceuticals, Inc. (“Paratek”), which was subsequently amended and restated (the “Paratek License”). Pursuant to the Paratek License, Paratek non-exclusively licensed to the Company certain intellectual property rights relating to XERAVA, including non-exclusive rights to certain issued patents and patent applications covering XERAVA. The Company is obligated to pay Paratek a 2.25% royalty based on direct U.S. net sales of XERAVA. The Company’s obligation to pay royalties with respect to the licensed product is retroactive to the date of the first commercial sale of XERAVA and shall continue until there are no longer any valid claims of the Paratek patents, which will expire in October 2023.

Out-license Agreements

PAION AG

On January 12, 2021, La Jolla Pharmaceutical Company and certain of its wholly owned subsidiaries, including La Jolla Pharma, LLC, entered into an exclusive license agreement with PAION AG and its wholly owned subsidiary (collectively, “PAION”) (the “PAION License”). Pursuant to the PAION License, La Jolla granted PAION an exclusive license to commercialize GIAPREZA and XERAVA in the European Economic Area, the United Kingdom and Switzerland (collectively, the “PAION Territory”). La Jolla has received an upfront cash payment of $22.5 million, less a 15% refundable withholding tax, and is entitled to receive potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments. In addition, royalties payable under the PAION License will be subject to reduction on account of generic competition and after patent expiration in a jurisdiction. Pursuant to the PAION License, PAION will be solely responsible for the future development and commercialization of GIAPREZA and XERAVA in the PAION Territory. PAION is required to use commercially reasonable efforts to commercialize GIAPREZA and XERAVA in the PAION Territory. The Company agreed to use commercially reasonable efforts to negotiate and enter into a separate commercial supply agreement to manufacture drug product for commercial supply. The Company has not yet entered into a commercial supply agreement with PAION, which would set the quantity and timing of commercial supply. The Company has not received any payments from PAION related to either royalties or commercial milestones.

Everest Medicines Limited

In February 2018, the Company entered into a license agreement with Everest, which was subsequently amended and restated (the “Everest License”). Pursuant to the Everest License, the Company granted Everest an exclusive license to develop and commercialize XERAVA for the treatment of cIAI and other indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines (collectively, the “Everest Territory”). The Company is eligible to receive an additional $8.0 million regulatory milestone payment and up to an aggregate of $20.0 million in sales milestone payments. The Company is also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Everest Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Everest Territory until the latest to occur of: (1) the last-to-expire of specified patent rights in such jurisdiction in the Everest Territory; (2) expiration of marketing or regulatory exclusivity in such jurisdiction in the Everest Territory; or (3) 10 years after the first commercial sale of a product in such jurisdiction in the Everest Territory. The Company agreed to use commercially reasonable efforts to manufacture drug product for clinical development, which will be paid by Everest at the cost to manufacture, as well as manufacture drug product for commercial supply, which will be paid by Everest at cost plus a reasonable margin. During the three months ended March 31, 2021, the Company received a $3.0 million milestone payment associated with the submission of an NDA with the China NMPA for XERAVA for the treatment of cIAI in patients in China.

Off−Balance Sheet Arrangements

We have no off−balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

We believe the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Form 10-K for the year ended December 31, 2020 are most critical to understanding and evaluating our reported financial results. During the three months ended March 31, 2021, other than the license revenue recognition policy described in Note 2 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to the critical accounting policies and estimates as described in Item 7 of our Form 10-K for the year ended December 31, 2020.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 6, 2021, Tetraphase Pharmaceuticals, Inc. (“Tetraphase”), a wholly owned subsidiary of La Jolla Pharmaceutical Company, entered into a commercial supply agreement with Everest Medicines Limited and Everest Medicines (Singapore) Pte. Ltd (collectively, “Everest”) whereby Tetraphase will supply Everest a minimum quantity of XERAVA through December 31, 2023 and will transfer to Everest certain XERAVA-related manufacturing know-how. Pursuant to the supply agreement, Tetraphase is entitled to receive $5.0 million of technology transfer payments in 2021 and will be reimbursed for manufacturing costs at 110% of costs through December 31, 2023.

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

La Jolla Pharmaceutical Company

Date:	May 7, 2021	By:	/s/ Larry Edwards
Larry Edwards
Director, President and Chief Executive Officer
(principal executive officer)

/s/ Michael Hearne
Michael Hearne
Chief Financial Officer
(principal financial and accounting officer)