Form 10-Q
period 2021-06-30
LA JOLLA PHARMACEUTICAL CO
filed 2021-08-05
CIK 920465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 23, 2021, there were 27,488,137 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,888	$21,221
Accounts receivable, net	8,596	5,834
Inventory, net	5,481	6,013
Prepaid expenses and other current assets	5,201	3,388
Total current assets	65,166	36,456
Goodwill	20,123	20,123
Intangible assets, net	14,097	14,873
Right-of-use lease assets	419	536
Property and equipment, net	163	215
Restricted cash	40	40
Total assets	$100,008	$72,243

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,846	$2,762
Accrued expenses	12,175	6,494
Accrued payroll and related expenses	1,912	2,878
Lease liabilities, current portion	168	204
Total current liabilities	16,101	12,338
Deferred royalty obligation, net	124,470	124,437
Accrued interest expense on deferred royalty obligation, less current portion	22,136	19,111
Lease liabilities, less current portion	251	332
Other noncurrent liabilities	4,493	4,112
Total liabilities	167,451	160,330
Commitments and contingencies (Note 6)
Shareholders’ deficit:
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 27,482,231 and 27,402,648 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3	3
Series C-1[2] Convertible Preferred Stock, $0.0001 par value; 11,000 shares authorized, 3,906 shares issued and outstanding at June 30, 2021 and December 31, 2020; and liquidation preference of $3,906 at June 30, 2021 and December 31, 2020	3,906	3,906
Additional paid-in capital	987,249	984,756
Accumulated deficit	(1,058,601)	(1,076,752)
Total shareholders’ deficit	(67,443)	(88,087)
Total liabilities and shareholders’ deficit	$100,008	$72,243

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue
Net product sales	$11,059	$5,805	$19,696	$13,396
License revenue	5,000	-	30,500	-
Total revenue	16,059	5,805	50,196	13,396
Operating expenses
Cost of product sales	2,156	808	4,887	1,524
Cost of license revenue	-	-	3,600	-
Selling, general and administrative	8,996	8,677	17,751	16,829
Research and development	1,114	8,781	2,672	17,964
Total operating expenses	12,266	18,266	28,910	36,317
Income (loss) from operations	3,793	(12,461)	21,286	(22,921)
Other (expense) income
Interest expense	(2,672)	(2,470)	(5,281)	(4,876)
Interest income	-	32	2	222
Other income—related party	2,532	-	2,532	4,085
Other income (expense)	80	(693)	(370)	(693)
Total other (expense) income, net	(60)	(3,131)	(3,117)	(1,262)
Income (loss) before income taxes	3,733	(15,592)	18,169	(24,183)
Provision for income taxes	-	-	18	-
Net income (loss)	$3,733	$(15,592)	$18,151	$(24,183)
Earnings (loss) per share
Basic	$0.14	$(0.57)	$0.66	$(0.89)
Diluted	$0.11	$(0.57)	$0.53	$(0.89)
Shares used in computing earnings (loss) per share
Basic	27,461	27,326	27,444	27,282
Diluted	34,201	27,326	34,192	27,282

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Consolidated Statements of Shareholders’ Deficit

(Unaudited)

(in thousands)

	Series C-1[2] Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	4	$3,906	27,403	$3	$984,756	$(1,076,752)	$(88,087)
Share-based compensation expense	-	-	-	-	1,116	-	1,116
Issuance of common stock under 2013 Equity Plan	-	-	29	-	154	-	154
Issuance of common stock under ESPP	-	-	17	-	81	-	81
Net income	-	-	-	-	-	14,418	14,418
Balance at March 31, 2021	4	$3,906	27,449	$3	$986,107	$(1,062,334)	$(72,318)
Share-based compensation expense	-	-	-	-	1,024	-	1,024
Issuance of common stock under 2013 Equity Plan	-	-	-	-	1	-	1
Issuance of common stock under ESPP	-	-	33	-	117	-	117
Net income	-	-	-	-		3,733	3,733
Balance at June 30, 2021	4	$3,906	27,482	$3	$987,249	$(1,058,601)	$(67,443)

	Series C-1[2] Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	4	$3,906	27,195	$3	$977,432	$(1,037,331)	$(55,990)
Share-based compensation expense	-	-	-	-	2,407	-	2,407
Issuance of common stock under 2013 Equity Plan	-	-	44	-	305	-	305
Issuance of common stock under ESPP	-	-	38	-	200	-	200
Net loss	-	-	-	-	-	(8,591)	(8,591)
Balance at March 31, 2020	4	$3,906	27,277	$3	$980,344	$(1,045,922)	$(61,669)
Share-based compensation expense	-	-	-	-	1,590	-	1,590
Issuance of common stock under 2013 Equity Plan	-	-	50	-	300	-	300
Issuance of common stock under ESPP	-	-	32	-	159	-	159
Net loss	-	-	-	-	-	(15,592)	(15,592)
Balance at June 30, 2020	4	$3,906	27,359	$3	$982,393	$(1,061,514)	$(75,212)

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Operating activities
Net income (loss)	$18,151	$(24,183)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Share-based compensation expense	2,140	3,997
Depreciation expense	56	1,798
Non-cash interest expense	3,718	3,392
Inventory fair value step-up adjustment included in cost of product sales	850	-
Amortization of intangible assets	776	-
Loss on change in fair value of contingent value rights	370	-
Amortization of right-of-use lease assets	117	699
Loss on disposal of property and equipment	-	904
Unrealized gains on short-term investments	-	(63)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,762)	1,117
Inventory, net	(318)	(909)
Prepaid expenses and other current assets	(1,813)	1,675
Accounts payable	(920)	(1,696)
Accrued expenses	5,032	(3,378)
Accrued payroll and related expenses	(966)	(2,591)
Lease liabilities	(117)	(1,357)
Net cash provided by (used for) operating activities	24,314	(20,595)
Investing activities
Proceeds from the sale of property and equipment	-	2,860
Purchases of short-term investments	-	(2,999)
Net cash used for investing activities	-	(139)
Financing activities
Net proceeds from issuance of common stock under 2013 Equity Plan	155	605
Net proceeds from issuance of common stock under ESPP	198	359
Net cash provided by financing activities	353	964
Net increase (decrease) in cash, cash equivalents and restricted cash	24,667	(19,770)
Cash, cash equivalents and restricted cash, beginning of period	21,261	88,729
Cash, cash equivalents and restricted cash, end of period	$45,928	$68,959
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$45,888	$68,353
Restricted cash	40	606
Total cash, cash equivalents and restricted cash	$45,928	$68,959

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.  Business

La Jolla Pharmaceutical Company (collectively with its wholly owned subsidiaries, “La Jolla” or the “Company”) is dedicated to the commercialization of innovative therapies that improve outcomes in patients suffering from life-threatening diseases. GIAPREZA™ (angiotensin II) injection is approved by the U.S. Food and Drug Administration (“FDA”) as a vasoconstrictor indicated to increase blood pressure in adults with septic or other distributive shock. XERAVA™ (eravacycline) for injection is approved by the FDA as a tetracycline class antibacterial indicated for the treatment of complicated intra-abdominal infections (“cIAI”) in patients 18 years of age and older.

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

As of June 30, 2021 and December 31, 2020, the Company had cash and cash equivalents of $45.9 million and $21.2 million, respectively. Based on the Company’s current operating plans and projections, the Company expects that its existing cash and cash equivalents will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company expects to fund future operations with existing cash or cash generated from operations.

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

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and the accompanying notes. Actual results may differ materially from these estimates. Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not affect net loss, shareholders’ deficit or cash flows. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year or any future interim periods. The accompanying condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated balance sheet as of December 31, 2020 contained in the Form 10-K.

Summary of Significant Accounting Policies

During the six months ended June 30, 2021, other than the license revenue recognition policy described below, there have been no changes to the Company’s significant accounting policies as described in Note 2 of the Form 10-K.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. The Company maintains its cash in checking and savings accounts at federally insured financial institutions in excess of federally insured limits.

During the six months ended June 30, 2021, 399 hospitals in the U.S. purchased GIAPREZA. During the six months ended June 30, 2021, 644 hospitals and other healthcare organizations in the U.S. purchased XERAVA. Hospitals and other healthcare organizations purchase our products through a network of specialty and wholesale distributors. These specialty and wholesale distributors are considered our customers for accounting purposes. The Company does not believe that the loss of one of these distributors would significantly impact the ability to distribute our products, as the Company expects that sales volume would be absorbed by the remaining distributors. The following table includes the percentage of U.S. net product sales and accounts receivable balances for the Company’s three major customers, each of which comprised 10% or more of its U.S. net product sales:

	U.S. Net Product Sales		Accounts Receivable
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	As of June 30, 2021
Customer A	34%	36%	37%
Customer B	35%	34%	48%
Customer C	27%	26%	12%
Total	96%	96%	97%

Business Combinations

The Company accounts for business combinations using the acquisition method pursuant to the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 805. This method requires, among other things, that results of operations of acquired companies are included in La Jolla’s financial results beginning on the respective acquisition dates, and that assets acquired and liabilities assumed are recognized at fair value as of the acquisition date. Intangible assets acquired in a business combination are recorded at fair value using a discounted cash flow model. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, the cost of capital and terminal values from the perspective of a market participant. Any excess of the fair value of consideration transferred (the “Purchase Price”) over the fair values of the net assets acquired is recognized as goodwill. Contingent consideration liabilities are recognized as part of the Purchase Price at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent consideration liabilities will be included in other (expense) income, net in the consolidated statements of operations. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other acquisition-related costs are expensed when incurred.

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

The Company recognized no impairment charge for the six months ended June 30, 2021.

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

The Company recognized no impairment charge for the six months ended June 30, 2021.

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

We enter into commercial supply agreements with our out-licensees to supply our products in territories outside the U.S. in exchange for: (i) nonrefundable, upfront fees; and/or (ii) the reimbursement of manufacturing costs, plus a margin in certain cases. The Company is considered the principal in these arrangements for accounting purposes as it controls the promised goods before transferring these goods to the out-licensee. The Company recognizes revenue when out-licensees obtain control of the Company’s product, which typically occurs on delivery.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position and results of operations.

3.  Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration of potential common shares. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus potential common shares. Convertible preferred stock and stock options are considered potential common shares and are included in the calculation of diluted earnings (loss) per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted earnings (loss) per share when their effect is anti-dilutive. For the three months ended June 30, 2021, there were 6.7 million potential common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 6.7 million shares of common stock issuable upon conversion of existing convertible preferred stock; and (ii) 5,000 stock options. For the six months ended June 30, 2021, there were 6.7 million potential common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 6.7 million shares of common stock issuable upon conversion of existing convertible preferred stock; and (ii) 13,000 stock options. For the three and six months ended June 30, 2021 and 2020, there were 4.1 million and 10.2 million, respectively, of potential common shares that were excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

4.  Balance Sheet Details

Restricted Cash

Restricted cash as of June 30, 2021 and December 31, 2020 consisted of a $40,000 security deposit for the Company’s corporate purchasing credit card.

Inventory, Net

Inventory, net consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$802	$802
Work-in-process	3,636	3,213
Finished goods	1,043	1,998
Total inventory, net	$5,481	$6,013

As of June 30, 2021 and December 31, 2020, inventory, net included zero and $0.9 million, respectively, of the fair value step-up adjustment to Tetraphase’s inventory recorded in connection with the acquisition of Tetraphase (see Note 11). As of June 30, 2021 and December 31, 2020, total inventory is recorded net of inventory reserves of $1.2 million and $0.9 million, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Refundable withholding tax	$3,375	$-
Prepaid manufacturing costs	491	930
Prepaid clinical costs	265	820
Prepaid insurance	263	505
Other prepaid expenses and current assets	807	1,133
Total prepaid expenses and other current assets	$5,201	$3,388

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Furniture and fixtures	$313	$309
Computer hardware	310	310
Software	203	733
Total property and equipment, gross	826	1,352
Accumulated depreciation and amortization	(663)	(1,137)
Total property and equipment, net	$163	$215

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	Useful Life	June 30,	December 31,
	(years)	2021	2020
Technology	10	$14,000	$14,000
Trade name	10	1,520	1,520
Total intangible assets, gross		15,520	15,520
Accumulated amortization		(1,423)	(647)
Total intangible assets, net		$14,097	$14,873

The intangible assets were recorded in connection with the acquisition of Tetraphase (see Note 11). The Company recorded amortization expense of $0.4 million and $0.8 million for the three and six months ended June 30, 2021, respectively. The Company recorded no amortization expense for the six months ended June 30, 2020.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued interest expense on deferred royalty obligation, current portion	$4,227	$3,567
Deferred revenue	3,037	188
Accrued royalties and in-license fees	1,235	685
Accrued manufacturing costs	1,469	627
Accrued professional fees	942	660
Accrued other	1,265	767
Total accrued expenses	$12,175	$6,494

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Paycheck Protection Program loan	$2,313	$2,302
Fair value of contingent value rights (see Note 11)	2,180	1,810
Total other noncurrent liabilities	$4,493	$4,112

On April 22, 2020, Tetraphase entered into a promissory note for $2.3 million under the Paycheck Protection Program (the “PPP Loan”). The interest rate on the PPP Loan is 1.0% per annum. The PPP Loan is unsecured and guaranteed by the U.S. Small Business Administration. The principal amount of the PPP Loan may be forgiven under the Paycheck Protection Program, subject to certain requirements and to the extent that the PPP Loan proceeds are used to pay permitted expenses, including certain payroll, rent and utility payments. The Company applied for forgiveness of the PPP Loan. The Company will be obligated to make monthly payments of principal and interest with respect to any unforgiven portion of the PPP Loan. The obligation to repay the PPP Loan may be accelerated upon the occurrence of an event of default.

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

On receipt of the $125.0 million payment from HCR, the Company recorded a deferred royalty obligation of $125.0 million, net of issuance costs of $0.7 million. For the three and six months ended June 30, 2021, the Company recognized interest expense, including amortization of the obligation discount, of $2.7 million and $5.3 million, respectively. For the three and six months ended June 30, 2020, the Company recognized interest expense, including amortization of the obligation discount, of $2.5 million and $4.9 million, respectively. The carrying value of the deferred royalty obligation as of June 30, 2021 and December 31, 2020 was $124.5 million and $124.4 million, respectively, net of unamortized obligation discount of $0.5 million and $0.6 million, respectively, and was classified as a noncurrent liability. The related accrued interest expense as of June 30, 2021 and December 31, 2020 was $26.4 million and $22.7 million, respectively, of which $22.1 million and $19.1 million was classified as noncurrent liabilities, respectively. During the three and six months ended June 30, 2021, the Company made royalty payments to HCR of $0.7 million and $1.6 million, respectively. As of June 30, 2021 and December 31, 2020, the Company recorded royalty obligations payable of $0.9 million and $0.9 million, respectively, in accrued expenses. The deferred royalty obligation is classified as Level 3 in the FASB ASC Topic 820-10, three-tier fair value hierarchy, and its carrying value approximates fair value.

Under the terms of the Royalty Agreement, La Jolla Pharma, LLC has certain obligations, including the obligation to use commercially reasonable and diligent efforts to commercialize GIAPREZA. If La Jolla Pharma, LLC is held to not have met these obligations, HCR would have the right to terminate the Royalty Agreement and demand payment from La Jolla Pharma, LLC of either $125.0 million or $225.0 million (depending on which obligation La Jolla Pharma, LLC is held to not have met), minus aggregate royalties already paid to HCR. In the event that La Jolla Pharma, LLC fails to timely pay such amount if and when due, HCR would have the right to foreclose on the GIAPREZA-related assets. The Company concluded that certain of these contract provisions that could result in an acceleration of amounts due under the Royalty Agreement are embedded derivatives that require bifurcation from the deferred royalty obligation and fair value recognition. The Company determined the fair value of each derivative by assessing the probability of each event occurring, as well as the potential repayment amounts and timing of such repayments that would result under various scenarios. As a result of this assessment, the Company determined that the fair value of the embedded derivatives is immaterial as of June 30, 2021 and December 31, 2020. Each reporting period, the Company estimates the fair value of the embedded derivatives until the features lapse and/or the termination of the Royalty Agreement. Any material change in the fair value of the embedded derivatives will be recorded as either a gain or loss on the consolidated statements of operations.

6.  Commitments and Contingencies

Lease Commitments

Future minimum lease payments, excluding Lease Operating Costs, as of June 30, 2021 are as follows (in thousands):

2021	$108
2022	181
2023	166
Thereafter	-
Total future minimum lease payments	455
Less: discount	36
Total lease liabilities	$419

Lease expense under current leases was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively. Lease expense under former leases was approximately $0.7 million and $1.4 million for the three and six months ended June 30, 2020, respectively. Cash paid for amounts included in the measurement of lease liabilities was $51,000 and $0.1 million for the three and six months ended June 30, 2021, respectively. Cash paid for amounts included in the measurement of lease liabilities was $1.0 and $1.9 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, the weighted-average remaining lease term and the weighted-average discount rate for the Company’s only operating lease, the Waltham Sublease, was 2.3 years and 3.5%, respectively.

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

San Diego Sublease

In September 2020, the Company entered into a sublease agreement for office space in San Diego, California with an entity of which the Chairman of the Company’s board of directors is also the chairman and chief executive officer (the “San Diego Sublease”). The San Diego Sublease term is approximately 7 years, and the rent is approximately $12,000 per month. The San Diego Sublease is cancellable without penalty by either party with 30-days’ written notice. The San Diego Sublease is a short-term lease for accounting purposes. The Company made payments of approximately $28,000 and $67,000 under the San Diego Sublease during the three and six months ended June 30, 2021. The Company recognizes the San Diego Sublease payments in the consolidated statements of operations and does not record a lease liability or right-of-use asset for this lease.

Contingencies

From time to time, the Company may become subject to claims and litigation arising in the ordinary course of business. The Company is not a party to any material legal proceedings, nor is it aware of any material pending or threatened litigation.

7.  Shareholders’ Equity

Preferred Stock

As of June 30, 2021 and December 31, 2020, 3,906 shares of Series C-12 Convertible Preferred Stock (“Series C-12 Preferred”) were issued, outstanding and convertible into 6,735,378 shares of common stock. As of June 30, 2021 and December 31, 2020, the Series C-12 Preferred liquidation preference was approximately $3.9 million. The Series C-12 Preferred does not pay a dividend. The holders of the Series C-12 Preferred do not have voting rights, other than for general protective rights required by the California General Corporation Law.

8.  Equity Incentive Plans

2013 Equity Incentive Plan

A total of 9,600,000 shares of common stock have been reserved for issuance under the La Jolla Pharmaceutical Company 2013 Equity Incentive Plan (the “2013 Equity Plan”). As of June 30, 2021 and December 31, 2020, 5,514,933 shares of common stock and 5,478,334 shares of common stock, respectively, remained available for future grants under the 2013 Equity Plan.

2018 Employee Stock Purchase Plan

A total of 750,000 shares of common stock have been reserved for issuance under the La Jolla Pharmaceutical Company 2018 Employee Stock Purchase Plan (the “ESPP”). As of June 30, 2021 and December 31, 2020, 405,564 shares of common stock and 455,768 shares of common stock, respectively, remained available for future grants under the ESPP.

Equity Awards

The activity related to equity awards, which are comprised of stock options, during the six months ended June 30, 2021 is summarized as follows:

	Equity Awards	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term(1) (years)	Aggregate Intrinsic Value(2) (millions)
Outstanding at December 31, 2020	4,121,666	$8.67
Granted	562,329	$4.96
Exercised	(29,379)	$5.23
Cancelled/forfeited	(569,549)	$9.21
Outstanding at June 30, 2021	4,085,067	$8.10	8.3	$0.2
Exercisable at June 30, 2021	1,107,878	$16.71	5.7	$-

(1) Represents the weighted-average remaining contractual term of stock options.

(2) Aggregate intrinsic value represents the product of the number of equity awards outstanding or equity awards exercisable multiplied by the difference between the Company’s closing stock price per share on the last trading day of the period, which was $4.28 as of June 30, 2021, and the exercise price.

Share-based Compensation Expense

The classification of share-based compensation expense is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Selling, general and administrative	$977	$626	$1,817	$1,470
Research and development	47	964	323	2,527
Total share-based compensation expense	$1,024	$1,590	$2,140	$3,997

As of June 30, 2021, total unrecognized share-based compensation expense related to unvested equity awards was $8.9 million, which is expected to be recognized over a weighted-average period of 3.0 years. As of June 30, 2021, there was no unrecognized share-based compensation expense related to shares of common stock issued under the ESPP.

9.  Other Income—Related Party

The Company has a non-voting profits interest in a related party, which provides the Company with the potential to receive a portion of the future distributions of profits, if any. Investment funds affiliated with the Chairman of the Company’s board of directors have a controlling interest in the related party. During the three and six months ended June 30, 2021, the Company received distributions of $2.5 million in connection with this profits interest. During the three and six months ended June 30, 2020, the Company received distributions of zero and $4.1 million, respectively, in connection with this profits interest.

10.  License Agreements

In-license Agreements

George Washington University

In December 2014, the Company entered into a patent license agreement with George Washington University (“GW”), which was subsequently amended and restated (the “GW License”) and assigned to La Jolla Pharma, LLC. Pursuant to the GW License, GW exclusively licensed to the Company certain intellectual property rights relating to GIAPREZA, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA. Under the GW License, La Jolla Pharma, LLC is obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA. The Company has paid a one-time license initiation fee, annual maintenance fees, an amendment fee, additional payments following the achievement of certain development and regulatory milestones and royalties. As a result of the European Commission’s approval of GIAPREZA in August 2019, the Company made a milestone payment to GW in the amount of $0.5 million in the first quarter of 2020. The Company is obligated to pay a 6% royalty on net sales of GIAPREZA and 15% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering GIAPREZA. During the three and six months ended June 30, 2021, the Company made payments to GW of $0.4 million and $3.2 million, respectively. During the three and six months ended June 30, 2020, the Company made payments to GW of $0.5 million and $0.9 million, respectively.

Harvard University

In August 2006, the Company entered into a license agreement with Harvard University (“Harvard”), which was subsequently amended and restated (the “Harvard License”). Pursuant to the Harvard License, Harvard exclusively licensed to the Company certain intellectual property rights relating to tetracycline-based products, including XERAVA, including the exclusive rights to certain issued patents and patent applications covering such products. Under the Harvard License, the Company is obligated to use commercially reasonable efforts to develop, commercialize, market and sell tetracycline-based products, including XERAVA. For each product covered by the Harvard License, the Company is obligated to make certain payments for the following: (i) up to approximately $15.1 million upon the achievement of certain clinical development and regulatory milestones; (ii) a 5% royalty on direct U.S. net sales of XERAVA; (iii) a single-digit tiered royalty on direct ex-U.S. net sales of XERAVA, starting at a minimum royalty rate of 4.5%, with step-ups to a maximum royalty of 7.5% based on the achievement of annual net product sales thresholds; and (iv) 20% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering tetracycline-based products, including XERAVA. During the three and six months ended June 30, 2021, the Company made payments to Harvard of $1.5 million and $1.6 million, respectively, none of which related to clinical development and regulatory milestones.

Paratek Pharmaceuticals, Inc.

In March 2019, the Company entered into a license agreement with Paratek Pharmaceuticals, Inc. (“Paratek”), which was subsequently amended and restated (the “Paratek License”). Pursuant to the Paratek License, Paratek non-exclusively licensed to the Company certain intellectual property rights relating to XERAVA, including non-exclusive rights to certain issued patents and patent applications covering XERAVA. The Company is obligated to pay Paratek a 2.25% royalty based on direct U.S. net sales of XERAVA. The Company’s obligation to pay royalties with respect to the licensed product is retroactive to the date of the first commercial sale of XERAVA and shall continue until there are no longer any valid claims of the Paratek patents, which will expire in October 2023. During the three and six months ended June 30, 2021, the Company paid $40,000 and $0.1 million, respectively, of royalties to Paratek.

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

On July 13, 2021, the Company entered into a commercial supply agreement with PAION whereby the Company will supply PAION a minimum quantity of GIAPREZA and XERAVA through July 13, 2024. The supply agreement will automatically renew until the earlier of July 13, 2027, or until a new supply agreement is executed. During the initial 3-year term of the supply agreement, the Company will be reimbursed for direct and certain indirect manufacturing costs at cost.

Everest Medicines Limited

In February 2018, the Company entered into a license agreement with Everest, which was subsequently amended and restated (the “Everest License”). Pursuant to the Everest License, the Company granted Everest an exclusive license to develop and commercialize XERAVA for the treatment of cIAI and other indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines (collectively, the “Everest Territory”). The Company is eligible to receive an additional $8.0 million regulatory milestone payment and up to an aggregate of $20.0 million in sales milestone payments. The Company is also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Everest Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Everest Territory until the latest to occur of: (1) the last-to-expire of specified patent rights in such jurisdiction in the Everest Territory; (2) expiration of marketing or regulatory exclusivity in such jurisdiction in the Everest Territory; or (3) 10 years after the first commercial sale of a product in such jurisdiction in the Everest Territory. In March 2021, the Company received a $3.0 million milestone payment associated with the submission of an NDA with the China National Medical Products Administration (“NMPA”) for XERAVA for the treatment of cIAI in patients in China. Amounts due under the Harvard License for this milestone payment were included as research and development expense on the consolidated statements of operations.

In May 2021, the Company entered into a commercial supply agreement with Everest whereby the Company will supply Everest a minimum quantity of XERAVA through December 31, 2023 and will transfer to Everest certain XERAVA-related manufacturing know-how. Pursuant to the supply agreement: (i) the Company has received $6.8 million of upfront payments comprised of: (1) a $4.0 million upfront technology transfer payment; and (2) a $2.8 million partial prepayment for XERAVA that is expected to be delivered to Everest during 2022; (ii) the Company will receive an additional $1.0 million technology transfer payment by January 30, 2022; and (iii) the Company will be reimbursed for direct and certain indirect manufacturing costs at 110% of costs through December 31, 2023. The Company recognized the $5.0 million of technology transfer-related payments as license revenue during the three and six months ended June 30, 2021 as Everest obtained control of the XERAVA-related manufacturing know-how prior to June 30, 2021. The Company recognized the $2.8 million partial prepayment for XERAVA that is expected to be delivered to Everest during 2022 as deferred revenue as of June 30, 2021 as the performance obligation to deliver XERAVA has not yet been satisfied.

11.  Acquisition of Tetraphase Pharmaceuticals, Inc.

On June 24, 2020, La Jolla entered into an Agreement and Plan of Merger with Tetraphase, a biopharmaceutical company focused on commercializing its novel tetracycline XERAVA to treat serious and life‑threatening infections, and TTP Merger Sub, Inc., a wholly owned subsidiary of La Jolla. On July 28, 2020, La Jolla completed its acquisition of Tetraphase for $43 million in upfront cash plus potential future cash payments of up to $16 million pursuant to contingent value rights (“CVRs”). The holders of the CVRs are entitled to receive potential future cash payments of up to $16 million in the aggregate upon the achievement of certain net sales of XERAVA in the U.S. as follows: (i) $2.5 million if 2021 XERAVA U.S. net sales are at least $20 million; (ii) $4.5 million if XERAVA U.S. net sales are at least $35 million during any calendar year ending on or prior to December 31, 2024; and (iii) $9 million if XERAVA U.S. net sales are at least $55 million during any calendar year ending on or prior to December 31, 2024. Following the acquisition, Tetraphase became a wholly owned subsidiary of La Jolla.

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

CVRs are measured at fair value on a recurring basis. During the three and six months ended June 30, 2021, the Company recorded a $0.1 million gain and $0.4 million loss, respectively, in other (expense) income in the consolidated statements of operations resulting from the change in fair value of CVRs.

The Company recorded a $3.3 million fair value step-up adjustment to Tetraphase’s inventory as of the acquisition date. Raw material components and active pharmaceutical ingredients were recorded based on estimated replacement cost. Finished drug product was valued at estimated selling cost, adjusted for costs of selling effort and a reasonable profit allowance for such selling effort from the viewpoint of a market participant. This fair value step-up adjustment is recorded as cost of product sales when the inventory is sold to customers, zero and $0.9 million of which was included in cost of product sales during the three and six months ended June 30, 2021, respectively.

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

12.  Company-wide Realignments

On May 28, 2020, the Board of Directors of the Company approved a restructuring plan (the “2020 Realignment”) to align its organization with the Company’s sole focus on the commercialization of its products. The 2020 Realignment reduced the Company’s headcount. For the year ended December 31, 2020, total expense was comprised of $4.1 million for one-time termination benefits to the affected employees, including severance and health care benefits, offset by a $0.4 million reversal of non-cash, share-based compensation expense related to forfeited, unvested equity awards. As of June 30, 2021, the Company had made substantially all of the payments related to the 2020 Realignment.

In connection with the acquisition of Tetraphase, the Company incurred one-time charges related to a reduction in the combined Company’s headcount. For the year ended December 31, 2020, total expense was comprised of $3.1 million for one-time termination benefits to the affected employees, including severance and health care benefits. As of June 30, 2021, the Company had made substantially all of the payments related to this reduction in headcount.

13.  Income Taxes

For the three and six months ended June 30, 2021, the Company recorded a provision for income taxes of zero and $18,000, respectively. For the three and six months ended June 30, 2020, the Company did not record a provision for income taxes. As of June 30, 2021 and December 31, 2020, the Company established a full valuation allowance against its federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

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

Business Overview

La Jolla Pharmaceutical Company is dedicated to the commercialization of innovative therapies that improve outcomes in patients suffering from life-threatening diseases. GIAPREZA™ (angiotensin II) injection is approved by the U.S. Food and Drug Administration (“FDA”) as a vasoconstrictor indicated to increase blood pressure in adults with septic or other distributive shock. XERAVA™ (eravacycline) for injection is approved by the FDA as a tetracycline class antibacterial indicated for the treatment of complicated intra-abdominal infections (“cIAI”) in patients 18 years of age and older.

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

European Union: XERAVA is indicated for the treatment of cIAI in adults

GIAPREZA™ (angiotensin II)

GIAPREZA™ (angiotensin II) injection is approved by the FDA as a vasoconstrictor indicated to increase blood pressure in adults with septic or other distributive shock. GIAPREZA is approved by the European Commission (“EC”) for the treatment of refractory hypotension in adults with septic or other distributive shock who remain hypotensive despite adequate volume restitution and application of catecholamines and other available vasopressor therapies. GIAPREZA mimics the body’s endogenous angiotensin II peptide, which is central to the renin-angiotensin-aldosterone system (“RAAS”), which in turn regulates blood pressure. GIAPREZA is marketed in the U.S. by La Jolla Pharmaceutical Company on behalf of La Jolla Pharma, LLC, its wholly owned subsidiary, and is marketed in Europe by PAION Deutschland GmbH on behalf of La Jolla Pharma, LLC.

XERAVA™ (eravacycline)

XERAVA™ (eravacycline) for injection is approved by the FDA as a tetracycline class antibacterial indicated for the treatment of complicated intra-abdominal infections (“cIAI”) in patients 18 years of age and older. XERAVA is approved by the EC for the treatment of cIAI in adults. XERAVA is marketed in the U.S. by Tetraphase Pharmaceuticals, Inc., a wholly owned subsidiary of La Jolla, and is marketed in Europe by PAION Deutschland GmbH on behalf of Tetraphase. Everest, the Company’s licensee for mainland China, Taiwan, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines, recently submitted an NDA in China, which was accepted by the China National Medical Products Administration (“NMPA”) in March 2021.

Product Candidates

In connection with the acquisition of Tetraphase, we acquired the following product candidates that are in early stage clinical development: (1) TP-6076, an IV formulation of a fully synthetic fluorocycline derivative for the treatment of certain multidrug-resistant gram-negative bacteria; (2) TP-271, an IV and oral formulation of a fully synthetic fluorocycline for the treatment of respiratory disease caused by bacterial biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia; and (3) TP-2846, an IV formulation of a tetracycline for the treatment of acute myeloid leukemia. At this time, there are no active studies nor anticipated future studies for any of these product candidates. We intend to seek out-license opportunities for these product candidates; however, at this time, we are unable to predict the likelihood of successfully out-licensing any of these product candidates.

Components of Our Results of Operations

The following table summarizes our results of operations for each of the periods below (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
Net product sales	$11,059	$5,805	$5,254	$19,696	$13,396	$6,300
License revenue	5,000	-	5,000	30,500	-	30,500
Cost of product sales	2,156	808	1,348	4,887	1,524	3,363
Cost of license revenue	-	-	-	3,600	-	3,600
Selling, general and administrative expense	8,996	8,677	319	17,751	16,829	922
Research and development expense	1,114	8,781	(7,667)	2,672	17,964	(15,292)
Other (expense) income, net	(60)	(3,131)	3,071	(3,117)	(1,262)	(1,855)
Provision for income taxes	-	-	-	18	-	18
Net income (loss)	$3,733	$(15,592)	$19,325	$18,151	$(24,183)	$42,334

La Jolla’s consolidated financial results for the three and six months ended June 30, 2020 exclude the financial results of Tetraphase. La Jolla acquired Tetraphase, which commercialized XERAVA, on July 28, 2020.

Net Product Sales

Net product sales consist of revenue recognized from sales of GIAPREZA and XERAVA to hospitals and other healthcare organizations in the U.S. through a network of specialty and wholesale distributors. These specialty and wholesale distributors are considered our customers for accounting purposes.

La Jolla’s net product sales were $11.1 million and $19.7 million for the three and six months ended June 30, 2021, respectively, compared to $5.8 million and $13.4 million, respectively, for the same periods in 2020. La Jolla acquired Tetraphase, which commercialized XERAVA, on July 28, 2020. Net product sales excludes XERAVA for the three and six months ended June 30, 2020.

GIAPREZA U.S. net sales were $8.6 million and $15.4 million for the three and six months ended June 30, 2021, respectively, compared to $5.8 million and $13.4 million for the same periods in 2020. GIAPREZA U.S. net sales increased during the three and six months ended June 30, 2021 compared to the same periods in 2020 due to an increase in the number of vials sold to our customers. XERAVA U.S. net sales were $2.5 million and $4.3 million for the three and six months ended June 30, 2021, compared to zero for the same periods in 2020.

License Revenue

License revenue consists of revenue from out-license agreements with counterparties to develop and/or commercialize our products in territories outside of the U.S. in exchange for: (i) nonrefundable, upfront license fees; (ii) development, regulatory or commercial milestone payments; and/or (iii) sales-based royalties. License revenue also consists of revenue from commercial supply agreements with our out-licensees to supply a minimum quantity of our products in territories outside the U.S. in exchange for: (i) nonrefundable, upfront fees; and/or (ii) the reimbursement of manufacturing costs, plus a margin in certain cases.

License revenue was $5.0 million for the three months ended June 30, 2021, which consists of the transfer of certain XERAVA-related manufacturing know-how to Everest in connection with the Everest commercial supply agreement. License revenue was $30.5 million for the six months ended June 30, 2021, which consists of: (i) a $22.5 million upfront cash payment in connection with the PAION License; (ii) a $3.0 million regulatory milestone cash payment in connection with the Everest License; and (iii) $5.0 million for the transfer of certain XERAVA-related manufacturing know-how to Everest in connection with the Everest commercial supply agreement. The Company did not record license revenue during the three and six months ended June 30, 2020.

Cost of Product Sales

Cost of product sales consists primarily of expense associated with: (i) royalties payable to George Washington University, Harvard University and Paratek Pharmaceuticals, Inc.; (ii) manufacturing; (iii) the inventory fair value step-up adjustment recorded in connection with the acquisition of Tetraphase; and (iv) shipping and distribution.

Cost of product sales were $2.2 million and $4.9 million for the three and six months ended June 30, 2021, respectively, compared to $0.8 million and $1.5 million, respectively, for the same periods in 2020. Cost of product sales excludes XERAVA for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2021, cost of product sales includes zero and $0.9 million, respectively, of the inventory fair value step-up adjustment recorded in connection with the acquisition of Tetraphase.

Cost of License Revenue

Cost of license revenue consists of amounts due under in-license agreements in connection with license revenue from commercially approved product. Cost of license revenue recognized in connection with product that is not commercially approved is recorded as research and development expense. Cost of license revenue was zero and $3.6 million for the three and six months ended June 30, 2021, respectively, which consists of amounts due under the George Washington University and Harvard University license agreements in connection with the upfront cash payment received from the PAION License. The Company did not record cost of license revenue during the three and six months ended June 30, 2020.

Selling, General and Administrative Expense

Selling, general and administrative expense consists of non-personnel and personnel expenses. Non-personnel-related expense includes expense related to: (i) professional fees for legal, patent, consulting, accounting and audit services; (ii) sales and marketing costs such as speaker programs, advertising and promotion; and (iii) facilities and information technology. Personnel-related expense includes expense related to salaries, benefits and share-based compensation for personnel engaged in sales, finance and administrative functions. We do not expect our selling, general and administrative expense to change significantly in the near term.

The following table summarizes these expenses for each of the periods below (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
Non-personnel expense:
Sales and marketing	$1,315	$588	$727	$2,510	$1,811	$699
Professional fees	1,266	1,356	(90)	2,794	2,227	567
Facility	105	554	(449)	119	1,047	(928)
Other	811	339	472	1,603	925	678
Total non-personnel expense	3,497	2,837	660	7,026	6,010	1,016
Personnel expense:
Salaries, bonuses and benefits	4,522	3,261	1,261	8,908	7,396	1,512
One-time charges for reductions in headcount	-	1,953	(1,953)	-	1,953	(1,953)
Share-based compensation expense	977	626	351	1,817	1,470	347
Total personnel expense	5,499	5,840	(341)	10,725	10,819	(94)
Total selling, general and administrative expense	$8,996	$8,677	$319	$17,751	$16,829	$922

During the three and six months ended June 30, 2021, total selling, general and administrative non-personnel expense increased compared to the same period in 2020 primarily resulting from the inclusion of Tetraphase-related costs, which are excluded from La Jolla’s financial results for the three and six months ended June 30, 2020.

During the three and six months ended June 30, 2021, total selling, general and administrative personnel expense decreased compared to the same periods in 2020 primarily as a result of one-time charges in 2020 resulting from a reduction of headcount from a Company-wide realignment in May 2020; partially offset by an increase in headcount resulting from the acquisition of Tetraphase.

Research and Development Expense

Research and development expense consists of non-personnel and personnel expenses. Non-personnel-related expense includes expense related to: (i) amounts due under in-license agreements for drug product that is not commercially approved; (ii) manufacturing development; (iii) facilities and information technology; and (iv) conducting clinical studies. Personnel-related expense includes expense related to salaries, benefits and share-based compensation for personnel engaged in research and development functions. We expect our research and development expense to decrease in the near term.

The following table summarizes these expenses for each of the periods below (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
Non-personnel expense:
GIAPREZA	$304	$1,762	$(1,458)	$479	$2,843	$(2,364)
XERAVA	154	-	154	416	-	416
LJPC-401	72	-	72	102	1,531	(1,429)
LJPC-0118	11	404	(393)	16	917	(901)
Facility	2	1,124	(1,122)	5	2,560	(2,555)
Other	153	149	4	726	673	53
Total non-personnel expense	696	3,439	(2,743)	1,744	8,524	(6,780)
Personnel expense:
Salaries, bonuses and benefits	371	1,933	(1,562)	605	4,468	(3,863)
One-time charges for reductions in headcount	-	2,445	(2,445)	-	2,445	(2,445)
Share-based compensation expense	47	964	(917)	323	2,527	(2,204)
Total personnel expense	418	5,342	(4,924)	928	9,440	(8,512)
Total research and development expense	$1,114	$8,781	$(7,667)	$2,672	$17,964	$(15,292)

During the three and six months ended June 30, 2021, total research and development non-personnel expense decreased compared to the same periods in 2020 primarily as a result of: (i) decreases in program-related expenses as we de-prioritized our product candidates and focused on the commercialization of GIAPREZA and XERAVA; (ii) decreases in manufacturing development-related expenses for GIAPREZA; and (iii) decreases in facility-related expenses primarily as a result of the termination of our lease for office and laboratory space in San Diego, California effective August 31, 2020; partially offset by increases in manufacturing and clinical development costs related to the acquisition of XERAVA.

During the three and six months ended June 30, 2021, total research and development personnel expense, including share-based compensation expense, decreased compared to the same periods in 2020 as a result of: (i) reduced headcount; (ii) one-time charges in 2020 resulting from a reduction of headcount from a Company-wide realignment in May 2020; and (iii) a decrease in personnel allocations to research and development activities in 2021.

Tetraphase’s research and development expense is excluded from La Jolla’s financial results for the three and six months ended June 30, 2020.

Other (Expense) Income, Net

Other (expense) income, net consists of the following: (i) interest expense accrued for our deferred royalty obligation; (ii) income from distributions received in connection with our non-voting profits interest in a related party; (iii) gain (loss) from changes in the fair value of contingent value rights (“CVRs”); and (iv) interest income generated from cash held in savings accounts.

During the three months ended June 30, 2021, other (expense) income, net was $(0.1) million, compared to $(3.1) million for the same period in 2020. This $3.0 million increase in other (expense) income, net was primarily due to: (i) a $2.5 million increase in the receipt of distributions in connection with the Company’s non-voting profits interest in a related party; and (ii) a $0.9 million decrease in loss on disposal of equipment; partially offset by a $0.2 million increase in interest expense for our deferred royalty obligation.

During the six months ended June 30, 2021, other (expense) income, net was $(3.1) million, compared to $(1.3) million for the same period in 2020. This $1.8 million decrease in other (expense) income, net was primarily due to: (i) a $1.6 million decrease in the receipt of distributions in connection with the Company’s non-voting profits interest in a related party; (ii) a $0.4 million decrease in loss from changes in the fair value of CVRs; (iii) a $0.4 million increase in interest expense for our deferred royalty obligation; and (iv) a $0.2 million decrease in interest income generated from cash held in savings accounts; partially offset by a $0.9 million decrease in loss on disposal of equipment.

Liquidity and Capital Resources

As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of $45.9 million and $21.2 million, respectively. Based on our current operating plans and projections, we believe that our existing cash and cash equivalents will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC. The Company expects to fund future operations with existing cash or cash generated from operations.

La Jolla’s net cash provided by (used for) operating activities for the three and six months ended June 30, 2021 was $7.1 million and $24.3 million, respectively, compared to $(8.4) million and $(20.6) million, respectively, for the same periods in 2020. Net cash provided by (used for) operating activities for the three and six months ended June 30, 2021, excluding net receipts in connection with out-license agreements, commercial supply agreements and payments related to reductions in headcount, was $2.2 million and $0.4 million, respectively, compared to $(6.7) million and $(16.0) million, respectively, for the same periods in 2020. Net receipts (payments) in connection with out-license agreements were $(1.4) million and $18.4 million for the three and six months ended June 30, 2021,respectively, and zero for the same periods in 2020. Net receipts in connection with commercial supply agreements were $6.8 million for the three and six months ended June 30, 2021, and zero for the same periods in 2020. Payments related to reductions in headcount were $0.5 million and $1.3 million for the three and six months ended June 30, 2021, respectively, and $1.6 million and $4.6 million, respectively, for the same periods in 2020.

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

On July 13, 2021, the Company entered into a commercial supply agreement with PAION whereby the Company will supply PAION a minimum quantity of GIAPREZA and XERAVA through July 13, 2024. The supply agreement will automatically renew until the earlier of July 13, 2027, or until a new supply agreement is executed. During the initial 3-year term of the supply agreement, the Company will be reimbursed for direct and certain indirect manufacturing costs at cost.

Everest Medicines Limited

In February 2018, the Company entered into a license agreement with Everest, which was subsequently amended and restated (the “Everest License”). Pursuant to the Everest License, the Company granted Everest an exclusive license to develop and commercialize XERAVA for the treatment of cIAI and other indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines (collectively, the “Everest Territory”). The Company is eligible to receive an additional $8.0 million regulatory milestone payment and up to an aggregate of $20.0 million in sales milestone payments. The Company is also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Everest Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Everest Territory until the latest to occur of: (1) the last-to-expire of specified patent rights in such jurisdiction in the Everest Territory; (2) expiration of marketing or regulatory exclusivity in such jurisdiction in the Everest Territory; or (3) 10 years after the first commercial sale of a product in such jurisdiction in the Everest Territory. In March 2021, the Company received a $3.0 million milestone payment associated with the submission of an NDA with the China NMPA for XERAVA for the treatment of cIAI in patients in China.

In May 2021, the Company entered into a commercial supply agreement with Everest whereby the Company will supply Everest a minimum quantity of XERAVA through December 31, 2023 and will transfer to Everest certain XERAVA-related manufacturing know-how. Pursuant to the supply agreement: (i) the Company has received $6.8 million of upfront payments comprised of: (1) a $4.0 million upfront technology transfer payment; and (2) a $2.8 million partial prepayment for XERAVA that is expected to be delivered to Everest during 2022; (ii) the Company will receive an additional $1.0 million technology transfer payment by January 30, 2022; and (iii) the Company will be reimbursed for direct and certain indirect manufacturing costs at 110% of costs through December 31, 2023. The Company recognized the $5.0 million of technology transfer-related payments as license revenue during the three and six months ended June 30, 2021 as Everest obtained control of the XERAVA-related manufacturing know-how prior to June 30, 2021. The Company recognized the $2.8 million partial prepayment for XERAVA that is expected to be delivered to Everest during 2022 as deferred revenue as of June 30, 2021 as the performance obligation to deliver XERAVA has not yet been satisfied.

Off−Balance Sheet Arrangements

We have no off−balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

We believe the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Form 10-K for the year ended December 31, 2020 are most critical to understanding and evaluating our reported financial results. During the six months ended June 30, 2021, other than the license revenue recognition policy described in Note 2 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to the critical accounting policies and estimates as described in Item 7 of our Form 10-K for the year ended December 31, 2020.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

3.1

Amended and Restated Articles of Incorporation of La Jolla Pharmaceutical Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8, as filed with the SEC on December 20, 2013)

3.2	La Jolla Pharmaceutical Company Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.4 to the Company’s Form S-8-A12B/A, as filed with the SEC on October 17, 2014)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company

Date:	August 5, 2021	By:	/s/ Larry Edwards
Larry Edwards
Director, President and Chief Executive Officer
(principal executive officer)

/s/ Michael Hearne
Michael Hearne
Chief Financial Officer
(principal financial and accounting officer)