Form 10-Q
period 2021-09-30
LA JOLLA PHARMACEUTICAL CO
filed 2021-11-04
CIK 920465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 22, 2021 there were 27,524,028 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,765	$21,221
Accounts receivable, net	8,793	5,834
Inventory, net	6,094	6,013
Prepaid expenses and other current assets	4,263	3,388
Total current assets	65,915	36,456
Goodwill	20,123	20,123
Intangible assets, net	13,709	14,873
Right-of-use lease assets	367	536
Property and equipment, net	140	215
Restricted cash	40	40
Total assets	$100,294	$72,243

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,314	$2,762
Accrued expenses	11,720	6,494
Accrued payroll and related expenses	1,801	2,878
Lease liabilities, current portion	160	204
Total current liabilities	15,995	12,338
Deferred royalty obligation, net	124,487	124,437
Accrued interest expense on deferred royalty obligation, less current portion	23,489	19,111
Lease liabilities, less current portion	208	332
Other noncurrent liabilities	4,523	4,112
Total liabilities	168,702	160,330
Commitments and contingencies (Note 6)
Shareholders’ deficit:
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 27,518,191 and 27,402,648 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3	3
Series C-1[2] Convertible Preferred Stock, $0.0001 par value; 11,000 shares authorized, 3,906 shares issued and outstanding at September 30, 2021 and December 31, 2020; and liquidation preference of $3,906 at September 30, 2021 and December 31, 2020	3,906	3,906
Additional paid-in capital	988,544	984,756
Accumulated deficit	(1,060,861)	(1,076,752)
Total shareholders’ deficit	(68,408)	(88,087)
Total liabilities and shareholders’ deficit	$100,294	$72,243

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue
Net product sales	$11,781	$9,072	$31,477	$22,468
License and other revenue	1,533	-	32,033	-
Total revenue	13,314	9,072	63,510	22,468
Operating expenses
Cost of product sales	2,031	2,489	6,918	4,013
Cost of license and other revenue	841	-	4,441	-
Selling, general and administrative	8,632	12,493	26,383	29,322
Research and development	1,285	3,617	3,957	21,581
Total operating expenses	12,789	18,599	41,699	54,916
Income (loss) from operations	525	(9,527)	21,811	(32,448)
Other (expense) income
Interest expense	(2,729)	(2,526)	(8,010)	(7,402)
Interest income	-	12	2	234
Other income—related party	-	-	2,532	4,085
Other (expense) income	(25)	281	(395)	(412)
Total other (expense) income, net	(2,754)	(2,233)	(5,871)	(3,495)
Income (loss) before income taxes	(2,229)	(11,760)	15,940	(35,943)
Provision for income taxes	31	-	49	-
Net income (loss)	$(2,260)	$(11,760)	$15,891	$(35,943)
Earnings (loss) per share
Basic	$(0.08)	$(0.43)	$0.58	$(1.32)
Diluted	$(0.08)	$(0.43)	$0.46	$(1.32)
Shares used in computing earnings (loss) per share
Basic	27,497	27,368	27,462	27,311
Diluted	27,497	27,368	34,206	27,311

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Consolidated Statements of Shareholders’ Deficit

(Unaudited)

(in thousands)

	Series C-1[2] Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	4	$3,906	27,403	$3	$984,756	$(1,076,752)	$(88,087)
Share-based compensation expense	-	-	-	-	1,116	-	1,116
Issuance of common stock under 2013 Equity Plan	-	-	29	-	154	-	154
Issuance of common stock under ESPP	-	-	17	-	81	-	81
Net income	-	-	-	-	-	14,418	14,418
Balance at March 31, 2021	4	$3,906	27,449	$3	$986,107	$(1,062,334)	$(72,318)
Share-based compensation expense	-	-	-	-	1,024	-	1,024
Issuance of common stock under 2013 Equity Plan	-	-	-	-	1	-	1
Issuance of common stock under ESPP	-	-	33	-	117	-	117
Net income	-	-	-	-		3,733	3,733
Balance at June 30, 2021	4	$3,906	27,482	$3	$987,249	$(1,058,601)	$(67,443)
Share-based compensation expense	-	-	-	-	1,175	-	1,175
Issuance of common stock under 2013 Equity Plan	-	-	-	-	1	-	1
Issuance of common stock under ESPP	-	-	36	-	119	-	119
Net loss	-	-	-	-	-	(2,260)	(2,260)
Balance at September 30, 2021	4	$3,906	27,518	$3	$988,544	$(1,060,861)	$(68,408)

	Series C-1[2] Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	4	$3,906	27,195	$3	$977,432	$(1,037,331)	$(55,990)
Share-based compensation expense	-	-	-	-	2,407	-	2,407
Issuance of common stock under 2013 Equity Plan	-	-	44	-	305	-	305
Issuance of common stock under ESPP	-	-	38	-	200	-	200
Net loss	-	-	-	-	-	(8,591)	(8,591)
Balance at March 31, 2020	4	$3,906	27,277	$3	$980,344	$(1,045,922)	$(61,669)
Share-based compensation expense	-	-	-	-	1,590	-	1,590
Issuance of common stock under 2013 Equity Plan	-	-	50	-	300	-	300
Issuance of common stock under ESPP	-	-	32	-	159	-	159
Net loss	-	-	-	-	-	(15,592)	(15,592)
Balance at June 30, 2020	4	$3,906	27,359	$3	$982,393	$(1,061,514)	$(75,212)
Share-based compensation expense	-	-	-	-	1,388		1,388
Issuance of common stock under 2013 Equity Plan	-	-	-	-	-		-
Issuance of common stock under ESPP	-	-	19	-	69		69
Net loss	-	-	-	-	-	(11,760)	(11,760)
Balance at September 30, 2020	4	$3,906	27,378	$3	$983,850	$(1,073,274)	$(85,515)

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities
Net income (loss)	$15,891	$(35,943)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Share-based compensation expense	3,315	5,385
Depreciation expense	84	2,155
Non-cash interest expense	5,587	5,339
Inventory fair value step-up adjustment included in cost of product sales	850	1,186
Amortization of intangible assets	1,164	259
Loss on change in fair value of contingent value rights	395	-
Amortization of right-of-use lease assets	169	1,091
Loss on short-term investments	-	502
Loss on disposal of property and equipment, net of gain on lease termination	-	59
Changes in operating assets and liabilities:
Accounts receivable, net	(2,959)	218
Inventory, net	(931)	(1,482)
Prepaid expenses and other current assets	(875)	2,445
Accounts payable	(448)	(1,649)
Accrued expenses	4,083	(5,786)
Accrued payroll and related expenses	(1,077)	(2,168)
Lease liabilities	(168)	(1,969)
Net cash provided by (used for) operating activities	25,080	(30,358)
Investing activities
Acquisition of Tetraphase, net of cash, cash equivalents and restricted cash acquired	-	(33,513)
Proceeds from the sale of property and equipment	-	3,070
Purchases of property and equipment	(9)	-
Proceeds from the sale of short-term investments	-	2,497
Purchases of short-term investments	-	(2,999)
Net cash used for investing activities	(9)	(30,945)
Financing activities
Net proceeds from issuance of common stock under ESPP	317	428
Net proceeds from issuance of common stock under 2013 Equity Plan	156	605
Net cash provided by financing activities	473	1,033
Net increase (decrease) in cash, cash equivalents and restricted cash	25,544	(60,270)
Cash, cash equivalents and restricted cash, beginning of period	21,261	88,729
Cash, cash equivalents and restricted cash, end of period	$46,805	$28,459
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$46,765	$27,760
Restricted cash	40	699
Total cash, cash equivalents and restricted cash	$46,805	$28,459

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

In January 2021, La Jolla and certain of its wholly owned subsidiaries entered into a license agreement with PAION AG to commercialize GIAPREZA and XERAVA in the European Economic Area, the United Kingdom and Switzerland. Pursuant to the agreement: (i) the Company has received an upfront cash payment of $22.5 million, less a 15% refundable withholding tax; and (ii) the Company is entitled to receive potential commercial milestone payments of up to $109.5 million and royalties on net sales of GIAPREZA and XERAVA.

As of September 30, 2021 and December 31, 2020, the Company had cash and cash equivalents of $46.8 million and $21.2 million, respectively. Based on the Company’s current operating plans and projections, the Company expects that its existing cash and cash equivalents will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company expects to fund future operations with existing cash or cash generated from operations.

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

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and the accompanying notes. Actual results may differ materially from these estimates. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or any future interim or annual periods. The accompanying condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated balance sheet as of December 31, 2020 contained in the Form 10-K.

Summary of Significant Accounting Policies

During the nine months ended September 30, 2021, other than the license and other revenue recognition policy described below, there have been no changes to the Company’s significant accounting policies as described in Note 2 of the Form 10-K.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. The Company maintains its cash in checking and savings accounts at federally insured financial institutions in excess of federally insured limits.

During the nine months ended September 30, 2021, 446 hospitals in the U.S. purchased GIAPREZA. During the nine months ended September 30, 2021, 808 hospitals and other healthcare organizations in the U.S. purchased XERAVA. Hospitals and other healthcare organizations generally purchase our products through a network of specialty and wholesale distributors. These specialty and wholesale distributors are considered our customers for accounting purposes. The Company does not believe that the loss of one of these distributors would significantly impact the ability to distribute our products, as the Company expects that sales volume would be absorbed by the remaining distributors. The following table includes the percentage of U.S. net product sales and accounts receivable balances for the Company’s three major customers, each of which comprised 10% or more of its U.S. net product sales:

	U.S. Net Product Sales		Accounts Receivable
	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	As of September 30, 2021
Customer A	28%	33%	34%
Customer B	34%	34%	33%
Customer C	26%	26%	19%
Total	88%	93%	86%

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

The Company recognized no impairment charge for the nine months ended September 30, 2021.

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

The Company recognized no impairment charge for the nine months ended September 30, 2021.

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

License and Other Revenue

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

Recent Accounting Pronouncements

The Company has considered all recently issued accounting pronouncements and has concluded that there are no recently issued accounting pronouncements that may have a material impact on its results of operations, financial condition or cash flows based on current information.

3.  Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration of potential common shares. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus potential common shares. Convertible preferred stock and stock options are considered potential common shares and are included in the calculation of diluted earnings (loss) per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted earnings (loss) per share when their effect is anti-dilutive. For the three months ended September 30, 2021, there were 6.7 million of potential common shares that were excluded from the calculation of diluted loss per share because their effect was anti-dilutive. For the nine months ended September 30, 2021, there were 6.7 million potential common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 6.7 million shares of common stock issuable upon conversion of existing convertible preferred stock; and (ii) 9,000 stock options. For the three and nine months ended September 30, 2020, there were 10.0 million of potential common shares that were excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

4.  Balance Sheet Details

Restricted Cash

Restricted cash as of September 30, 2021 and December 31, 2020 consisted of a $40,000 security deposit for the Company’s corporate purchasing credit card.

Inventory, Net

Inventory, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$802	$802
Work-in-process	4,253	3,213
Finished goods	1,039	1,998
Total inventory, net	$6,094	$6,013

As of September 30, 2021 and December 31, 2020, inventory, net included zero and $0.9 million, respectively, of the fair value step-up adjustment to Tetraphase’s inventory recorded in connection with the acquisition of Tetraphase (see Note 11). As of September 30, 2021 and December 31, 2020, total inventory is recorded net of inventory reserves of $1.3 million and $0.9 million, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Refundable withholding tax	$3,375	$-
Prepaid clinical costs	188	820
Prepaid manufacturing costs	76	930
Prepaid insurance	28	505
Other prepaid expenses and current assets	596	1,133
Total prepaid expenses and other current assets	$4,263	$3,388

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Computer hardware	$319	$310
Furniture and fixtures	309	309
Software	203	733
Total property and equipment, gross	831	1,352
Accumulated depreciation and amortization	(691)	(1,137)
Total property and equipment, net	$140	$215

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	Useful Life	September 30,	December 31,
	(years)	2021	2020
Technology	10	$14,000	$14,000
Trade name	10	1,520	1,520
Total intangible assets, gross		15,520	15,520
Accumulated amortization		(1,811)	(647)
Total intangible assets, net		$13,709	$14,873

The intangible assets were recorded in connection with the acquisition of Tetraphase (see Note 11). The Company recorded amortization expense of $0.4 million and $1.2 million for the three and nine months ended September 30, 2021, respectively. The Company recorded amortization expense of $0.3 million for the three and nine months ended September 30, 2020.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued interest expense on deferred royalty obligation, current portion	$4,726	$3,567
Deferred revenue	2,976	188
Accrued royalties and in-license fees	1,283	685
Accrued manufacturing costs	1,230	627
Accrued professional fees	436	660
Accrued other	1,069	767
Total accrued expenses	$11,720	$6,494

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Paycheck Protection Program loan	$2,318	$2,302
Fair value of contingent value rights (see Note 11)	2,205	1,810
Total other noncurrent liabilities	$4,523	$4,112

On April 22, 2020, Tetraphase entered into a promissory note for $2.3 million under the Paycheck Protection Program (the “PPP Loan”). The interest rate on the PPP Loan is 1.0% per annum. The PPP Loan is unsecured and guaranteed by the U.S. Small Business Administration (the “SBA”). The principal amount of the PPP Loan may be forgiven under the Paycheck Protection Program, subject to certain requirements and to the extent that the PPP Loan proceeds are used to pay permitted expenses, including certain payroll, rent and utility payments. The Company applied for 100% forgiveness of the PPP Loan with the SBA on October 5, 2021. The Company will be obligated to make monthly payments of principal and interest with respect to any unforgiven portion of the PPP Loan by April 22, 2022. The obligation to repay the PPP Loan may be accelerated upon the occurrence of an event of default.

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

On receipt of the $125.0 million payment from HCR, the Company recorded a deferred royalty obligation of $125.0 million, net of issuance costs of $0.7 million. For the three and nine months ended September 30, 2021, the Company recognized interest expense, including amortization of the obligation discount, of $2.7 million and $8.0 million, respectively. For the three and nine months ended September 30, 2020, the Company recognized interest expense, including amortization of the obligation discount, of $2.5 million and $7.4 million, respectively. The carrying value of the deferred royalty obligation as of September 30, 2021 and December 31, 2020 was $124.5 million and $124.4 million, respectively, net of unamortized obligation discount of $0.5 million and $0.6 million, respectively, and was classified as a noncurrent liability. The related accrued interest expense as of September 30, 2021 and December 31, 2020 was $28.2 million and $22.7 million, respectively, of which $23.5 million and $19.1 million was classified as noncurrent liabilities, respectively. During the three and nine months ended September 30, 2021, the Company made royalty payments to HCR of $0.9 million and $2.4 million, respectively. As of September 30, 2021 and December 31, 2020, the Company recorded royalty obligations payable of $0.9 million and $0.9 million, respectively, in accrued expenses. The deferred royalty obligation is classified as Level 3 in the FASB ASC Topic 820-10, three-tier fair value hierarchy, and its carrying value approximates fair value.

Under the terms of the Royalty Agreement, La Jolla Pharma, LLC has certain obligations, including the obligation to use commercially reasonable and diligent efforts to commercialize GIAPREZA. If La Jolla Pharma, LLC is held to not have met these obligations, HCR would have the right to terminate the Royalty Agreement and demand payment from La Jolla Pharma, LLC of either $125.0 million or $225.0 million (depending on which obligation La Jolla Pharma, LLC is held to not have met), minus aggregate royalties already paid to HCR. In the event that La Jolla Pharma, LLC fails to timely pay such amount if and when due, HCR would have the right to foreclose on the GIAPREZA-related assets. The Company concluded that certain of these contract provisions that could result in an acceleration of amounts due under the Royalty Agreement are embedded derivatives that require bifurcation from the deferred royalty obligation and fair value recognition. The Company determined the fair value of each derivative by assessing the probability of each event occurring, as well as the potential repayment amounts and timing of such repayments that would result under various scenarios. As a result of this assessment, the Company determined that the fair value of the embedded derivatives is immaterial as of September 30, 2021 and December 31, 2020. Each reporting period, the Company estimates the fair value of the embedded derivatives until the features lapse and/or the termination of the Royalty Agreement. Any material change in the fair value of the embedded derivatives will be recorded as either a gain or loss on the consolidated statements of operations.

6.  Commitments and Contingencies

Lease Commitments

Future minimum lease payments, excluding Lease Operating Costs, as of September 30, 2021 are as follows (in thousands):

2021	$52
2022	181
2023	166
Thereafter	-
Total future minimum lease payments	399
Less: discount	(31)
Total lease liabilities	$368

Lease expense under current leases was approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively. Lease expense under former leases was approximately $0.7 million and $2.0 million for the three and nine months ended September 30, 2020, respectively. Cash paid for amounts included in the measurement of lease liabilities was $33,000 and $0.1 million for the three and nine months ended September 30, 2021, respectively. Cash paid for amounts included in the measurement of lease liabilities was $0.8 and $2.8 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, the weighted-average remaining lease term and the weighted-average discount rate for the Company’s only operating lease, the Waltham Sublease, was 2.1 years and 3.4%, respectively.

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

San Diego Sublease

In September 2020, the Company entered into a sublease agreement for office space in San Diego, California with an entity of which the Chairman of the Company’s board of directors is also the chairman and chief executive officer (the “San Diego Sublease”). The San Diego Sublease term is approximately 7 years, and the rent is approximately $12,000 per month. The San Diego Sublease is cancellable without penalty by either party with 30-days’ written notice. The San Diego Sublease is a short-term lease for accounting purposes. The Company made payments of approximately $42,000 and $0.1 million under the San Diego Sublease during the three and nine months ended September 30, 2021. The Company recognizes the San Diego Sublease payments in the consolidated statements of operations and does not record a lease liability or right-of-use asset for this lease.

Contingencies

From time to time, the Company may become subject to claims and litigation arising in the ordinary course of business. The Company is not a party to any material legal proceedings, nor is it aware of any material pending or threatened litigation.

7.  Shareholders’ Equity

Preferred Stock

As of September 30, 2021 and December 31, 2020, 3,906 shares of Series C-12 Convertible Preferred Stock (“Series C-12 Preferred”) were issued and outstanding, and convertible into 6,735,378 shares of common stock. As of September 30, 2021 and December 31, 2020, the Series C-12 Preferred liquidation preference was approximately $3.9 million. The Series C-12 Preferred does not pay a dividend. The holders of the Series C-12 Preferred do not have voting rights, other than for general protective rights required by the Delaware General Corporation Law.

8.  Equity Incentive Plans

2013 Equity Incentive Plan

A total of 9,600,000 shares of common stock have been reserved for issuance under the La Jolla Pharmaceutical Company 2013 Equity Incentive Plan (the “2013 Equity Plan”). As of September 30, 2021 and December 31, 2020, 5,462,486 and 5,478,334 shares of common stock, respectively, remained available for future grants under the 2013 Equity Plan.

2018 Employee Stock Purchase Plan

A total of 750,000 shares of common stock have been reserved for issuance under the La Jolla Pharmaceutical Company 2018 Employee Stock Purchase Plan (the “ESPP”). As of September 30, 2021 and December 31, 2020, 369,902 and 455,768 shares of common stock, respectively, remained available for future grants under the ESPP.

Equity Awards

The activity related to equity awards, which are comprised of stock options, during the nine months ended September 30, 2021 is summarized as follows:

	Equity Awards	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term(1) (years)	Aggregate Intrinsic Value(2) (millions)
Outstanding at December 31, 2020	4,121,666	$8.67
Granted	876,991	$4.66
Exercised	(29,677)	$5.21
Cancelled/forfeited	(831,466)	$10.00
Outstanding at September 30, 2021	4,137,514	$7.56	8.3	$0.1
Exercisable at September 30, 2021	1,191,395	$14.61	6.3	$-

(1) Represents the weighted-average remaining contractual term of stock options.

(2) Aggregate intrinsic value represents the product of the number of equity awards outstanding or equity awards exercisable multiplied by the difference between the Company’s closing stock price per share on the last trading day of the period, which was $3.99 as of September 30, 2021, and the exercise price.

Share-based Compensation Expense

The classification of share-based compensation expense is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Selling, general and administrative	$894	$697	$2,711	$2,167
Research and development	281	691	604	3,218
Total share-based compensation expense	$1,175	$1,388	$3,315	$5,385

As of September 30, 2021, total unrecognized share-based compensation expense related to unvested equity awards was $8.2 million, which is expected to be recognized over a weighted-average period of 3.0 years. As of September 30, 2021, there was no unrecognized share-based compensation expense related to shares of common stock issued under the ESPP.

9.  Other Income—Related Party

The Company has a non-voting profits interest in a related party, which provides the Company with the potential to receive a portion of the future distributions of profits, if any. Investment funds affiliated with the Chairman of the Company’s board of directors have a controlling interest in the related party. During the three and nine months ended September 30, 2021, the Company received distributions of zero and $2.5 million, respectively, in connection with this profits interest. During the three and nine months ended September 30, 2020, the Company received distributions of zero and $4.1 million, respectively, in connection with this profits interest.

10.  License Agreements

In-license Agreements

George Washington University

In December 2014, the Company entered into a patent license agreement with George Washington University (“GW”), which was subsequently amended and restated (the “GW License”) and assigned to La Jolla Pharma, LLC. Pursuant to the GW License, GW exclusively licensed to the Company certain intellectual property rights relating to GIAPREZA, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA. Under the GW License, La Jolla Pharma, LLC is obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA. The Company has paid a one-time license initiation fee, annual maintenance fees, an amendment fee, additional payments following the achievement of certain development and regulatory milestones and royalties. As a result of the European Commission’s approval of GIAPREZA in August 2019, the Company made a milestone payment to GW in the amount of $0.5 million in the first quarter of 2020. The Company is obligated to pay a 6% royalty on net sales of GIAPREZA and 15% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering GIAPREZA. During the three and nine months ended September 30, 2021, the Company made payments to GW of $0.5 million and $3.7 million, respectively. During the three and nine months ended September 30, 2020, the Company made payments to GW of $0.3 million and $1.2 million, respectively.

Harvard University

In August 2006, the Company entered into a license agreement with Harvard University (“Harvard”), which was subsequently amended and restated (the “Harvard License”). Pursuant to the Harvard License, Harvard exclusively licensed to the Company certain intellectual property rights relating to tetracycline-based products, including XERAVA, including the exclusive rights to certain issued patents and patent applications covering such products. Under the Harvard License, the Company is obligated to use commercially reasonable efforts to develop, commercialize, market and sell tetracycline-based products, including XERAVA. For each product covered by the Harvard License, the Company is obligated to make certain payments for the following: (i) up to approximately $15.1 million upon the achievement of certain clinical development and regulatory milestones; (ii) a 5% royalty on direct U.S. net sales of XERAVA; (iii) a single-digit tiered royalty on direct ex-U.S. net sales of XERAVA, starting at a minimum royalty rate of 4.5%, with step-ups to a maximum royalty of 7.5% based on the achievement of annual net product sales thresholds; and (iv) 20% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering tetracycline-based products, including XERAVA. During the three and nine months ended September 30, 2021, the Company made royalty payments to Harvard of $0.1 million and $1.7 million, respectively, none of which related to clinical development and regulatory milestones. Subsequent to July 28, 2020 and through September 30, 2020, the Company made royalty payments to Harvard of $0.1 million, none of which related to clinical development and regulatory milestones.

Paratek Pharmaceuticals, Inc.

In March 2019, the Company entered into a license agreement with Paratek Pharmaceuticals, Inc. (“Paratek”), which was subsequently amended and restated (the “Paratek License”). Pursuant to the Paratek License, Paratek non-exclusively licensed to the Company certain intellectual property rights relating to XERAVA, including non-exclusive rights to certain issued patents and patent applications covering XERAVA. The Company is obligated to pay Paratek a 2.25% royalty based on direct U.S. net sales of XERAVA. The Company’s obligation to pay royalties with respect to the licensed product is retroactive to the date of the first commercial sale of XERAVA and shall continue until there are no longer any valid claims of the Paratek patents, which will expire in October 2023. During the three and nine months ended September 30, 2021, the Company made royalty payments to Paratek of $0.1 million. Subsequent to July 28, 2020 and through September 30, 2020, the Company made royalty payments to Paratek of $33,000.

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

In May 2021, the Company entered into a commercial supply agreement with Everest whereby the Company will supply Everest a minimum quantity of XERAVA through December 31, 2023 and will transfer to Everest certain XERAVA-related manufacturing know-how. Pursuant to the supply agreement: (i) the Company has received $6.8 million of upfront payments comprised of: (1) a $4.0 million upfront technology transfer payment; and (2) a $2.8 million partial prepayment for XERAVA that is expected to be delivered to Everest during 2022; (ii) the Company will receive an additional $1.0 million technology transfer payment by January 30, 2022; and (iii) the Company will be reimbursed for direct and certain indirect manufacturing costs at 110% of costs through December 31, 2023. The Company recognized the $5.0 million of technology transfer-related payments as license and other revenue during the nine months ended September 30, 2021 as Everest obtained control of the XERAVA-related manufacturing know-how prior to September 30, 2021. The Company recognized the $2.8 million partial prepayment for XERAVA that is expected to be delivered to Everest during 2022 as deferred revenue as of September 30, 2021 as the performance obligation to deliver XERAVA has not yet been satisfied.

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

CVRs are measured at fair value on a recurring basis. During the three and nine months ended September 30, 2021, the Company recorded losses of $25,000 and $0.4 million, respectively, in other (expense) income in the consolidated statements of operations resulting from the change in fair value of CVRs.

The Company recorded a $3.3 million fair value step-up adjustment to Tetraphase’s inventory as of the acquisition date. Raw material components and active pharmaceutical ingredients were recorded based on estimated replacement cost. Finished drug product was valued at estimated selling cost, adjusted for costs of selling effort and a reasonable profit allowance for such selling effort from the viewpoint of a market participant. This fair value step-up adjustment is recorded as cost of product sales when the inventory is sold to customers, zero and $0.9 million of which was included in cost of product sales during the three and nine months ended September 30, 2021, respectively, compared to $1.2 million for the three and nine months ended September 30, 2020.

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

12.  Company-wide Realignments

On May 28, 2020, the Board of Directors of the Company approved a restructuring plan (the “2020 Realignment”) to align its organization with the Company’s sole focus on the commercialization of its products. The 2020 Realignment reduced the Company’s headcount. For the year ended December 31, 2020, total expense was comprised of $4.1 million for one-time termination benefits to the affected employees, including severance and health care benefits, offset by a $0.4 million reversal of non-cash, share-based compensation expense related to forfeited, unvested equity awards. As of September 30, 2021, the Company had made substantially all of the payments related to the 2020 Realignment.

In July 2020, following the acquisition of Tetraphase, the Company incurred one-time charges related to a reduction in the combined Company’s headcount. For the year ended December 31, 2020, total expense was comprised of $3.1 million for one-time termination benefits to the affected employees, including severance and health care benefits. As of September 30, 2021, the Company had made substantially all of the payments related to this reduction in headcount.

13. Income Taxes

For the three and nine months ended September 30, 2021, the Company recorded a provision for income taxes of $31,000 and $49,000, respectively. For the three and nine months ended September 30, 2020, the Company did not record a provision for income taxes. As of September 30, 2021 and December 31, 2020, the Company established a full valuation allowance against its federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

14. Subsequent Event

On November 2, 2021, La Jolla consummated the change of its corporate domicile from California to Delaware, as described in more detail in La Jolla’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 4, 2021.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other factors are described under “Risk Factors” in Item 1A of our Form 10-K. We caution you that these risks, uncertainties and other factors may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will affect us or our business in the way expected. All forward-looking statements in this Quarterly Report on Form 10-Q apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

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

In January 2021, La Jolla and certain of its wholly owned subsidiaries entered into a license agreement with PAION AG to commercialize GIAPREZA and XERAVA in the European Economic Area, the United Kingdom and Switzerland. Pursuant to the agreement: (i) the Company has received an upfront cash payment of $22.5 million, less a 15% refundable withholding tax; and (ii) the Company is entitled to receive potential commercial milestone payments of up to $109.5 million and royalties on net sales of GIAPREZA and XERAVA.

On November 2, 2021, La Jolla consummated the change of its corporate domicile from California to Delaware, as described in more detail in La Jolla’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 4, 2021.

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

Components of Our Results of Operations

The following table summarizes our results of operations for each of the periods below (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
Net product sales	$11,781	$9,072	$2,709	$31,477	$22,468	$9,009
License and other revenue	1,533	-	1,533	32,033	-	32,033
Cost of product sales	2,031	2,489	(458)	6,918	4,013	2,905
Cost of license and other revenue	841	-	841	4,441	-	4,441
Selling, general and administrative expense	8,632	12,493	(3,861)	26,383	29,322	(2,939)
Research and development expense	1,285	3,617	(2,332)	3,957	21,581	(17,624)
Other (expense) income, net	(2,754)	(2,233)	(521)	(5,871)	(3,495)	(2,376)
Provision for income taxes	31	-	31	49	-	49
Net income (loss)	$(2,260)	$(11,760)	$9,500	$15,891	$(35,943)	$51,834

La Jolla acquired Tetraphase, which commercialized XERAVA, on July 28, 2020. La Jolla’s consolidated financial results for the three and nine months ended September 30, 2020 exclude the financial results of Tetraphase prior to July 28, 2020.

Net Product Sales

Net product sales consist of revenue recognized from sales of GIAPREZA and XERAVA to hospitals and other healthcare organizations in the U.S., generally through a network of specialty and wholesale distributors. These specialty and wholesale distributors are considered our customers for accounting purposes.

La Jolla’s net product sales were $11.8 million and $31.5 million for the three and nine months ended September 30, 2021, respectively, compared to $9.1 million and $22.5 million, respectively, for the same periods in 2020. La Jolla acquired Tetraphase, which commercialized XERAVA, on July 28, 2020. Net product sales for the three and nine months ended September 30, 2020 excludes XERAVA for the period prior to July 28, 2020.

GIAPREZA U.S. net sales were $8.9 million and $24.3 million for the three and nine months ended September 30, 2021, respectively, compared to $7.2 million and $20.6 million for the same periods in 2020. GIAPREZA U.S. net sales increased during the three and nine months ended September 30, 2021 compared to the same periods in 2020 due to an increase in the number of vials sold to our customers. XERAVA U.S. net sales were $2.9 million and $7.2 million for the three and nine months ended September 30, 2021, compared to $1.9 million for the three and nine months ended September 30, 2020.

License and Other Revenue

License and other revenue consists of revenue from out-license agreements with counterparties to develop and/or commercialize our products in territories outside of the U.S. in exchange for: (i) nonrefundable, upfront license fees; (ii) development, regulatory or commercial milestone payments; and/or (iii) sales-based royalties. License and other revenue also consists of revenue from commercial supply agreements with our out-licensees to supply a minimum quantity of our products in territories outside the U.S. in exchange for: (i) nonrefundable, upfront fees; and/or (ii) the reimbursement of manufacturing costs, plus a margin in certain cases.

La Jolla’s license and other revenue was $1.5 million for the three months ended September 30, 2021, which consists of the reimbursement of manufacturing costs in connection with commercial supply agreements with our out-licensees. La Jolla’s license and other revenue was $32.0 million for the nine months ended September 30, 2021, which consists of: (i) a $22.5 million upfront cash payment in connection with the PAION License; (ii) $5.0 million for the transfer of certain XERAVA-related manufacturing know-how to Everest in connection with the Everest commercial supply agreement; (iii) a $3.0 million regulatory milestone cash payment in connection with the Everest License; and (iv) $1.5 million for the reimbursement of manufacturing costs in connection with commercial supply agreements with our out-licensees. La Jolla did not record license and other revenue during the three and nine months ended September 30, 2020.

Cost of Product Sales

Cost of product sales consists primarily of expense associated with: (i) manufacturing; (ii) royalties payable to George Washington University, Harvard University and Paratek Pharmaceuticals, Inc.; (iii) the inventory fair value step-up adjustment recorded in connection with the acquisition of Tetraphase; and (iv) shipping and distribution.

La Jolla’s cost of product sales were $2.0 million and $6.9 million for the three and nine months ended September 30, 2021, respectively, compared to $2.5 million and $4.0 million, respectively, for the same periods in 2020. Cost of product sales for the three and nine months ended September 30, 2020 excludes XERAVA prior to July 28, 2020. For the three and nine months ended September 30, 2021, cost of product sales includes zero and $0.9 million, respectively, of the inventory fair value step-up adjustment recorded in connection with the acquisition of Tetraphase, compared to $1.2 million for the three and nine months ended September 30, 2020.

Cost of License and Other Revenue

Cost of license and other revenue consists of amounts due under in-license agreements and commercial supply agreements in connection with license and other revenue from commercially approved product. Cost of license and other revenue recognized in connection with product that is not commercially approved is recorded as research and development expense.

La Jolla’s cost of license and other revenue was $0.8 million for the three months ended September 30, 2021, which consists of manufacturing costs in connection with commercial supply agreements with our out-licensees. La Jolla’s cost of license and other revenue was $4.4 million for the nine months ended September 30, 2021, which consists of: (i) $3.6 million for amounts due under the George Washington University and Harvard University license agreements in connection with the upfront cash payment received from the PAION License; and (ii) $0.8 million for manufacturing costs in connection with commercial supply agreements with our out-licensees. La Jolla did not record cost of license and other revenue during the three and nine months ended September 30, 2020.

Selling, General and Administrative Expense

Selling, general and administrative expense consists of non-personnel and personnel expenses. Non-personnel-related expense includes expense related to: (i) sales and marketing costs such as speaker programs, advertising and promotion; (ii) professional fees for legal, patent, consulting, accounting and audit services; and (iii) facilities and information technology. Personnel-related expense includes expense related to salaries, benefits and share-based compensation for personnel engaged in sales, finance and administrative functions. We do not expect our selling, general and administrative expense to increase significantly in the near term.

The following table summarizes these expenses for each of the periods below (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
Non-personnel expense:
Sales and marketing	$1,534	$782	$752	$4,044	$2,593	$1,451
Professional fees	1,113	1,946	(833)	3,907	4,173	(266)
Facility	116	941	(825)	235	1,988	(1,753)
Other	962	1,045	(83)	2,565	1,970	595
Total non-personnel expense	3,725	4,714	(989)	10,751	10,724	27
Personnel expense:
Salaries, bonuses and benefits	4,013	4,558	(545)	12,921	11,880	1,041
One-time charges for reductions in headcount	-	2,524	(2,524)	-	4,551	(4,551)
Share-based compensation expense	894	697	197	2,711	2,167	544
Total personnel expense	4,907	7,779	(2,872)	15,632	18,598	(2,966)
Total selling, general and administrative expense	$8,632	$12,493	$(3,861)	$26,383	$29,322	$(2,939)

During the three and nine months ended September 30, 2021, total selling, general and administrative non-personnel expense decreased compared to the same period in 2020 primarily as a result of: (i) decreases in facility-related expenses as a result of the termination of our lease for office and laboratory space in San Diego, California effective August 31, 2020; and (ii) decreases in professional fee-related expenses; partially offset by increases in expenses resulting from the inclusion of Tetraphase-related costs, which are excluded from La Jolla’s financial results for the three and nine months ended September 30, 2020 prior to July 28, 2020. During the three and nine months ended September 30, 2020, La Jolla incurred acquisition-related expenses of $0.9 million.

During the three months ended September 30, 2021, total selling, general and administrative personnel expense decreased compared to the same period in 2020 primarily as a result of: (i) one-time charges in 2020 resulting from a reduction of headcount from combining La Jolla and Tetraphase personnel in July 2020; and (ii) reduced headcount. During the nine months ended September 30, 2021, total selling, general and administrative personnel expense decreased compared to the same period in 2020 primarily as a result of one-time charges in 2020 resulting from: (i) a reduction of headcount from a Company-wide realignment in May 2020; and (ii) a reduction of headcount combining La Jolla and Tetraphase personnel in July 2020; partially offset by an increase in the average cost per employee.

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

The following table summarizes these expenses for each of the periods below (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
Non-personnel expense:
GIAPREZA	$265	$832	$(567)	$744	$3,675	$(2,931)
XERAVA	311	511	(200)	727	511	216
LJPC-401	-	-	-	102	1,531	(1,429)
LJPC-0118	-	9	(9)	16	926	(910)
Facility	2	312	(310)	7	2,872	(2,865)
Other	126	437	(311)	852	1,111	(259)
Total non-personnel expense	704	2,101	(1,397)	2,448	10,626	(8,178)
Personnel expense:
Salaries, bonuses and benefits	300	643	(343)	905	5,111	(4,206)
One-time charges for reductions in headcount	-	182	(182)	-	2,626	(2,626)
Share-based compensation expense	281	691	(410)	604	3,218	(2,614)
Total personnel expense	581	1,516	(935)	1,509	10,955	(9,446)
Total research and development expense	$1,285	$3,617	$(2,332)	$3,957	$21,581	$(17,624)

During the three and nine months ended September 30, 2021, total research and development non-personnel expense decreased compared to the same periods in 2020 primarily as a result of: (i) decreases in program-related expenses as we de-prioritized our product candidates and focused on the commercialization of GIAPREZA and XERAVA; (ii) decreases in manufacturing development-related expenses for GIAPREZA; and (iii) decreases in facility-related expenses primarily as a result of the termination of our lease for office and laboratory space in San Diego, California effective August 31, 2020.

During the three and nine months ended September 30, 2021, total research and development personnel expense, including share-based compensation expense, decreased compared to the same periods in 2020 as a result of: (i) reduced headcount; and (ii) one-time charges in 2020 resulting from: (a) a reduction of headcount from a Company-wide realignment in May 2020; and (b) a reduction of headcount combining La Jolla and Tetraphase personnel in July 2020.

Research and development expense for the three and nine months ended September 30, 2020 excludes Tetraphase-related costs prior to July 28, 2020.

Other (Expense) Income, Net

Other (expense) income, net consists primarily of the following: (i) interest expense accrued for our deferred royalty obligation; (ii) income from distributions received in connection with our non-voting profits interest in a related party; (iii) gains and losses associated with the disposal of certain property and equipment; (iv) gains and losses from changes in the fair value of contingent value rights (“CVRs”); and (v) interest income generated from cash held in savings accounts.

During the three months ended September 30, 2021, other (expense) income, net was $(2.8) million, compared to $(2.2) million for the same period in 2020. This $0.6 million decrease in other (expense) income, net was primarily due to: (i) a $0.8 million decrease in gain on disposal of certain property and equipment; and (ii) a $0.2 million increase in interest expense for our deferred royalty obligation; partially offset by a $0.5 million decrease in loss on short-term investments.

During the nine months ended September 30, 2021, other (expense) income, net was $(5.9) million, compared to $(3.5) million for the same period in 2020. This $2.4 million decrease in other (expense) income, net was primarily due to: (i) a $1.6 million decrease in the receipt of distributions in connection with the Company’s non-voting profits interest in a related party; (ii) a $0.6 million increase in interest expense for our deferred royalty obligation; and (iii) a $0.2 million decrease in interest income generated from cash held in savings accounts.

Liquidity and Capital Resources

As of September 30, 2021 and December 31, 2020, La Jolla had cash and cash equivalents of $46.8 million and $21.2 million, respectively. Based on our current operating plans and projections, we believe that our existing cash and cash equivalents will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC. The Company expects to fund future operations with existing cash or cash generated from operations.

La Jolla’s net cash provided by (used for) operating activities for the three and nine months ended September 30, 2021 was $0.8 million and $25.1 million, respectively, compared to $(9.8) million and $(30.4) million, respectively, for the same periods in 2020. La Jolla’s net cash provided by (used for) operating activities for the three and nine months ended September 30, 2021, excluding upfront net receipts in connection with out-license agreements and commercial supply agreements, payments related to reductions in headcount, and transaction costs associated with the Tetraphase acquisition, was $1.1 million and $1.5 million, respectively, compared to $(5.6) million and $(21.6) million, respectively, for the same periods in 2020. The exclusions above are comprised of the following:

•	Upfront net receipts in connection with out-license agreements were zero and $18.4 million for the three and nine months ended September 30, 2021, respectively, and zero for the same periods in 2020.
•	Upfront net receipts in connection with commercial supply agreements were zero and $6.8 million for the three and nine months ended September 30, 2021, and zero for the same periods in 2020.
•

Payments related to reductions in headcount were $0.3 million and $1.6 million for the three and nine months ended September 30, 2021, respectively, and $3.3 million and $7.9 million, respectively, for the same periods in 2020.

•

Payments related to transaction costs associated with the Tetraphase acquisition were zero for the three and nine months ended September 30, 2021, and $0.9 million for the three and nine months ended September 30, 2020.

The amount and timing of additional future funding needs, if any, will depend on many factors, including the success of our commercialization efforts for GIAPREZA and XERAVA and our ability to control expenses. If necessary, we intend to raise additional capital through equity or debt financings. We can provide no assurance that additional financing will be available to us on favorable terms, or at all.

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

In May 2021, the Company entered into a commercial supply agreement with Everest whereby the Company will supply Everest a minimum quantity of XERAVA through December 31, 2023 and will transfer to Everest certain XERAVA-related manufacturing know-how. Pursuant to the supply agreement: (i) the Company has received $6.8 million of upfront payments comprised of: (1) a $4.0 million upfront technology transfer payment; and (2) a $2.8 million partial prepayment for XERAVA that is expected to be delivered to Everest during 2022; (ii) the Company will receive an additional $1.0 million technology transfer payment by January 30, 2022; and (iii) the Company will be reimbursed for direct and certain indirect manufacturing costs at 110% of costs through December 31, 2023. The Company recognized the $5.0 million of technology transfer-related payments as license and other revenue during the nine months ended September 30, 2021 as Everest obtained control of the XERAVA-related manufacturing know-how prior to September 30, 2021. The Company recognized the $2.8 million partial prepayment for XERAVA that is expected to be delivered to Everest during 2022 as deferred revenue as of September 30, 2021 as the performance obligation to deliver XERAVA has not yet been satisfied.

Off−Balance Sheet Arrangements

We have no off−balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

We believe the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Form 10-K for the year ended December 31, 2020 are most critical to understanding and evaluating our reported financial results. During the nine months ended September 30, 2021, there have been no material changes to the critical accounting policies and estimates as described in Item 7 of our Form 10-K for the year ended December 31, 2020.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1+	Amended Employment Offer Letter by and between La Jolla Pharmaceutical Company and Larry Edwards

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company

Date:	November 4, 2021	By:	/s/ Larry Edwards
Larry Edwards
Director, President and Chief Executive Officer
(principal executive officer)

/s/ Michael Hearne
Michael Hearne
Chief Financial Officer
(principal financial and accounting officer)