Form 10-K
period 2021-12-31
LA JOLLA PHARMACEUTICAL CO
filed 2022-03-09
CIK 920465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2021, was $73.3 million.

As of February 25, 2022, there were 25,961,836 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

These forward-looking statements include, but are not limited to, statements regarding:

•	our ability to grow net sales of GIAPREZA® (angiotensin II) and XERAVA® (eravacycline);
•	our ability to maintain an effective sales and marketing organization;
•	the potential market size for GIAPREZA and XERAVA;
•	our ability to obtain an uninterrupted supply of GIAPREZA and XERAVA from our contract manufacturers;
•

GIAPREZA’s and XERAVA’s market exclusivity period as a result of the enforcement of regulatory exclusivity and the validity and enforceability of issued and pending patents covering GIAPREZA and XERAVA;

•	our ability to comply with our obligations under our license agreements;
•	our ability to hire and retain key employees;
•

our overall financial performance, including but not limited to, net product sales, net cash provided by or used for operating activities, including any milestone, royalty and other payments resulting from La Jolla’s out-license agreements and commercial supply agreements, and any distributions received in connection with our non-voting profits interest;

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

PART I

In this Annual Report on Form 10-K, all references to “we,” “our,” “us,” “La Jolla” or “the Company” refer to La Jolla Pharmaceutical Company, a Delaware corporation, and our wholly owned subsidiaries, including La Jolla Pharma, LLC and Tetraphase Pharmaceuticals, Inc., on a consolidated basis.

Item 1.  Business

Overview

We are dedicated to the commercialization of innovative therapies that improve outcomes in patients suffering from life-threatening diseases. GIAPREZA® (angiotensin II) injection is approved by the U.S. Food and Drug Administration (“FDA”) as a vasoconstrictor indicated to increase blood pressure in adults with septic or other distributive shock. XERAVA® (eravacycline) for injection is approved by the FDA as a tetracycline class antibacterial indicated for the treatment of complicated intra-abdominal infections (“cIAI”) in patients 18 years of age and older.

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

In January 2021, La Jolla and certain of its wholly owned subsidiaries entered into an exclusive license agreement with PAION AG to commercialize GIAPREZA and XERAVA in the European Economic Area, the United Kingdom and Switzerland. Pursuant to the agreement: (i) the Company has received an upfront cash payment of $22.5 million, less a 15% refundable withholding tax; and (ii) the Company is entitled to receive potential commercial milestone payments of up to $109.5 million and royalties on net sales of GIAPREZA and XERAVA.

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

European Union: XERAVA is indicated for the treatment of cIAI in adults

GIAPREZA® (angiotensin II)

GIAPREZA® (angiotensin II) injection is approved by the FDA as a vasoconstrictor indicated to increase blood pressure in adults with septic or other distributive shock. GIAPREZA is approved by the European Commission (“EC”) for the treatment of refractory hypotension in adults with septic or other distributive shock who remain hypotensive despite adequate volume restitution and application of catecholamines and other available vasopressor therapies. GIAPREZA mimics the body’s endogenous angiotensin II peptide, which is central to the renin-angiotensin-aldosterone system (“RAAS”), which in turn regulates blood pressure. GIAPREZA is marketed in the U.S. by La Jolla Pharmaceutical Company on behalf of La Jolla Pharma, LLC, its wholly owned subsidiary, and is marketed in Europe by PAION Deutschland GmbH on behalf of La Jolla Pharma, LLC.

Distributive shock is the most common form of shock (Vincent et al, New England Journal of Medicine 2013; 369(18):1726−1734).

Types of Shock(1)

Distributive shock
66%
Vasodilatation
Hypovolemic shock
16%
Loss of plasma or blood volume
Cardiogenic shock
16%
Ventricular failure
Obstructive shock
2%
Obstruction
Pericardial tamponade

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

In Healthy Individuals, Three Systems Work in Harmony to Regulate Blood Pressure

Annually in the U.S., approximately 150,000−230,000 patients fail to respond to current vasopressor options.

Response to Current Vasopressor Options

First-Line
~830,000 Patients[1]

Norepinephrine
10.8MM Vials[2]/13 Vials per Patient[3]

Second-Line
~420,000 Patients[1]

Vasostrict (vasopressin)
4.2MM Vials[4]/10 Vials per Patient[5]
$902MM in Annual Sales[6]
($2,124 per Patient[7])

Third-Line
~150,000-230,000 Patients[1]

Patients Who Do Not Adequately Respond to Norepinephrine and Vasopressin[8]

(1) Annually in the U.S.

(2) Year ended December 31, 2021 per Symphony Health Solutions

(3) Estimate based on Russell et al, New England Journal of Medicine 2008; 358:877−87 and Asfar et al, New England Journal of Medicine 2014; 370:1583−93

(4) Annual sales per Endo International plc SEC filings, divided by price per vial per Wolters Kluwer PriceRx

(5) Estimate based on Dunser et al, Circulation 2003; 107:2313−2319 and Gordon et al, Critical Care Medicine 2014; 42(6):1325−1333

(6) Year ended December 31, 2021 per Endo International plc SEC filings

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

Positive Survival Trend Observed (N=321)(1),(2)

(1) Not statistically significant
Survival Probability
1.0
0.9
0.8
0.7
0.6
0.5
0.4
0.3
0.2
0.1
0
0
2
4
6
8
10
12
14
16
18
20
22
24
26
28
Days from Randomization
Treatment(3)
Survival through Day 28
Hazard Ratio (95% CI)
GIAPREZA
54%
Placebo
46%
0.78 (0.57 - 1.07)
GIAPREZA
Placebo

(2) Khanna et al, New England Journal of Medicine 2017; 377:419–430 (3) Patients were treated with either GIAPREZA or placebo, both in addition to background vasopressor therapy

The most common adverse reactions that were reported in greater than 10% of GIAPREZA-treated patients were thromboembolic events.

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

Percentage of Patients Experiencing ≥1 Adverse Event, ≥1 Serious Adverse Event and Discontinuing Treatment Due to an Adverse Event(1)

(1) Khanna et al, New England Journal of Medicine 2017; 377:419–430

XERAVA® (eravacycline)

XERAVA® (eravacycline) for injection is approved by the FDA as a tetracycline class antibacterial indicated for the treatment of complicated intra-abdominal infections (“cIAI”) in patients 18 years of age and older. XERAVA is approved by the EC for the treatment of cIAI in adults. XERAVA is marketed in the U.S. by Tetraphase Pharmaceuticals, Inc., a wholly owned subsidiary of La Jolla, and is marketed in Europe by PAION Deutschland GmbH on behalf of Tetraphase. Everest, the Company’s licensee for mainland China, Taiwan, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines, submitted an NDA in China, which was accepted by the China National Medical Products Administration (“NMPA”) in March 2021. XERAVA was approved in Singapore by the Health Science Authority in April 2020.

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

In connection with the acquisition of Tetraphase, La Jolla acquired the following product candidates that are in early stage clinical or preclinical development: (i) TP-6076, an IV formulation of a fully synthetic fluorocycline derivative for the treatment of certain multidrug-resistant gram-negative bacteria; (ii) TP-271, an IV and oral formulation of a fully synthetic fluorocycline for the treatment of respiratory disease caused by bacterial biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia; and (iii) TP-2846, an IV formulation of a tetracycline for the treatment of acute myeloid leukemia. At this time, there are no active studies nor anticipated future studies for any of these product candidates. We intend to seek out-license opportunities for these product candidates; however, at this time, we are unable to predict the likelihood of successfully out-licensing any of these product candidates.

Sales and Marketing Organization

La Jolla employs an experienced sales and marketing team dedicated to the commercialization of GIAPREZA and XERAVA. As of December 31, 2021, this team consisted of 36 professionals, including 28 critical care specialists.

Customers

During the year ended December 31, 2021, 492 hospitals in the U.S. purchased GIAPREZA, and 929 hospitals and other healthcare organizations in the U.S. purchased XERAVA. Hospitals and other healthcare organizations generally purchase our products through a network of specialty and wholesale distributors. These specialty and wholesale distributors are considered our customers for accounting purposes. The Company does not believe that the loss of one of these distributors would significantly impact the ability to distribute our products, as the Company expects that sales volume would be absorbed by the remaining distributors. Due to the relatively short lead-time required to fill orders for GIAPREZA and XERAVA, backlog is not material to our business.

Competition

Catecholamines (primarily norepinephrine), which are available as generics and inexpensive, are typically used first line to treat distributive shock, while vasopressin, including Vasostrict® (Endo International plc) and Vasopressin (Eagle Pharmaceuticals, Inc.), is typically used second line. In the randomized, Phase 3 study ATHOS-3, GIAPREZA demonstrated clinical benefit in patients who were not adequately responding to available vasopressors, including catecholamines and Vasostrict. GIAPREZA’s principal competition as a treatment in patients not adequately responding to available vasopressors is the use of these same vasopressors at increased doses. If we are unable to successfully change treatment practices, the commercial prospects for GIAPREZA will be limited, and our business may suffer.

XERAVA competes with a number of antibiotics that are currently marketed for the treatment of cIAI and other multidrug resistant infections, including: AVYCAZ (ceftazidime and avibactam, marketed by AbbVie Inc.); MERREM IV® (meropenem, marketed by AstraZeneca PLC); PRIMAXIN® (imipenem and cilastatin, marketed by Merck & Co., Inc.); RECARBRIO™ (imipenem, cilastatin, and relebactam, marketed by Merck & Co., Inc.); TYGACIL® (tigecycline, marketed by Pfizer Inc.); VABOMERE™ (meropenem and vaborbactam, marketed by Melinta Therapeutics, Inc.); ZERBAXA® (ceftolozane and tazobactam, marketed by Merck & Co., Inc.); ZOSYN® (piperacillin and tazobactam, marketed by Pfizer Inc.); and current and future generic versions of marketed antibiotics. If we are unable to successfully change treatment practices, the commercial prospects for XERAVA will be limited, and our business may suffer.

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

Regulatory Exclusivity

GIAPREZA and XERAVA are New Chemical Entities (“NCEs”) approved by the FDA. In the U.S., NCEs approved by the FDA are eligible for market exclusivity under the U.S. Federal Food, Drug, and Cosmetic Act (“FDCA”), which can prevent the approval of generic versions of the NCE for 5 to 7.5 years from the date of the initial approval of the NCE. Specifically, the FDCA provides a 5-year period of marketing exclusivity within the U.S. to the applicant that gains approval of an NDA for an NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application (“ANDA”) or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all of the data required for approval. However, an application may be submitted 4 years after the NDA approval of the NCE if it contains a certification of patent invalidity or non-infringement. This certification will trigger an automatic stay in the approval of any generic competition until the earlier of: (i) 30 months from the certification; or (ii) a court ruling of patent invalidity or non-infringement for the relevant patents. In the absence of a court ruling, the 30-month stay will be extended by such amount of time (if any) that is required for 7.5 years to have elapsed from the date of NDA approval of the NCE.

On February 15, 2022, the Company received a paragraph IV notice of certification (the “Notice Letter”) from Gland Pharma Limited (“Gland”) advising that Gland has submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of GIAPREZA in the U.S. prior to the expiration of the following U.S. Patent Nos.: 9,220,745; 9,572,856; 9,867,863; 10,028,995; 10,335,451; 10,493,124; 10,500,247; 10,548,943; 11,096,983; and 11,219,662 (the “GIAPREZA Patents”), which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). The Notice Letter alleges that the GIAPREZA Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Gland’s ANDA.

The Company intends to vigorously defend its intellectual property rights protecting GIAPREZA. In accordance with the Hatch-Waxman Act, because GIAPREZA is a new chemical entity, should the Company file a patent infringement lawsuit within 45 days of receipt of the Notice Letter, the FDA cannot approve Gland’s ANDA any earlier than 7.5 years from the approval of the GIAPREZA NDA unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable and/or not infringed.

Under the Generating Antibiotic Incentives Now (“GAIN”) provisions of the FDA Safety and Innovation Act (“FDASIA”), the FDA may designate a product as a qualified infectious disease product (“QIDP”). In order to receive this designation, a drug must qualify as an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections. We obtained a QIDP designation for the IV formulation of XERAVA for cIAI in July 2013. Upon approving an application for a QIDP, the FDA will extend by an additional 5 years any non-patent marketing exclusivity period awarded, such as a 5-year exclusivity period awarded for an NCE. This extension is in addition to any pediatric exclusivity extension awarded. XERAVA has been awarded this 5-year exclusivity under FDASIA.

Intellectual Property

Patents and other proprietary rights are important to our business. As of February 18, 2022, the intellectual property portfolio relating to GIAPREZA included 14 issued U.S. patents, 10 pending U.S. patent applications, 10 issued foreign patents and 43 pending foreign patent applications. The issued U.S. patents, and patents that may issue from the pending U.S. patent applications, will expire between 2029 and 2040, absent any disclaimers, extensions, or adjustments of patent term. The foreign patents, and patents that may issue from the pending foreign patent applications, will expire between 2034 and 2037, absent any disclaimers, extensions, or adjustments of patent term.

As of February 18, 2022, we owned 2 issued U.S. patents, 1 pending U.S. patent application, 17 issued foreign patents and 4 pending foreign patent applications relating to XERAVA. The issued U.S. patents, and the patent that may issue from the pending U.S. patent application, will have an expiration date of August 7, 2029, absent any disclaimers, extensions, or adjustments of patent term. The term of 1 of the U.S. patents has received 508 days of patent term adjustment. The foreign patents, and patents that may issue from the pending foreign applications, will likewise have an expiration date of August 7, 2029, absent any disclaimers, extensions, or adjustments of patent term.

As of February 18, 2022, we also filed applications for Supplementary Protection Certificates based on European Patent No. 2323972 covering the composition of matter and use of XERAVA. Some applications have been granted and others are pending.

As of February 18, 2022, we also owned 1 issued U.S. patent, 1 pending U.S. patent application and 9 pending foreign patent applications that relate to crystalline forms of eravacycline. Any U.S. patent that may issue from the pending patent application will expire in 2037 absent any disclaimers, extensions, or adjustments of patent term. Likewise, any foreign patents that may issue from the pending foreign patent applications will expire in 2037.

The following table summarizes our issued patents and pending applications for GIAPREZA, XERAVA and other tetracycline-related intellectual property.

	United States			Foreign
Description	Issued	Pending	Expiration	Issued	Pending	Expiration
GIAPREZA	14	10	2029−2040	10	43	2034−2037
XERAVA	3	2	2029−2037	17	13	2029−2037
Other	10	1	2029−2037	34	25	2029−2037

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

Regulation in the U.S.

Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements on us and our third-party manufacturers. Even after regulatory approval is obtained, under certain circumstances, such as later discovery of previously unknown safety risks, the FDA can withdraw approval or subject the drug to additional restrictions.

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

•

Various state and/or foreign law equivalents of each of the above federal laws, such as the California Consumer Privacy Act, many of which differ from each other in significant ways and may not have the same effect, which complicates our compliance efforts.

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

Human Capital

As of December 31, 2021, we had 66 employees, of which 61 were full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we consider our relations with our employees to be good. We also hire consultants and contract with third parties, as needed, to provide additional resources to support our business activities.

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

Corporate and Other Information

Our principal executive offices are located at 201 Jones Road, Suite 400, Waltham, Massachusetts 02451. Our telephone number is (617) 715-3600. Shares of our common stock trade on the Nasdaq Capital Market under the symbol “LJPC.” Our website address is www.ljpc.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

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

RISKS RELATED TO OUR BUSINESS

We are substantially dependent on the commercial success of GIAPREZA® (angiotensin II) and XERAVA® (eravacycline).

The success of our business is substantially dependent on our ability to successfully commercialize GIAPREZA® (angiotensin II) and XERAVA® (eravacycline). The market for effective pharmaceutical sales and marketing professionals is competitive, and maintaining these capabilities is expensive and challenging. If we are unable to maintain an effective sales and marketing organization, GIAPREZA and XERAVA sales could be adversely affected, and our business may suffer.

In the U.S. and most major foreign markets, drugs like GIAPREZA and XERAVA that are administered in the hospital must be purchased by the hospital and generally are not directly reimbursed by third-party payors. Hospitals instead are reimbursed for patient cases based on patients’ diagnosed conditions under the U.S. Medicare diagnosis-related group (“DRG”) system or other like systems for non-Medicare patients in the U.S. and in most major foreign markets. Adoption of new drugs that are administered in the hospital generally occurs more slowly than adoption of new drugs that are taken on an outpatient basis, which generally are paid for by third-party payors. If we are unsuccessful at convincing hospitals and health care providers to increase their rate of adoption of GIAPREZA and XERAVA, our business may suffer.

Catecholamines (primarily norepinephrine), which are available as generics and inexpensive, are typically used in the first line to treat distributive shock, while vasopressin, including Vasostrict® (Endo International plc) and Vasopressin (Eagle Pharmaceuticals, Inc.), is typically used in the second line. In the randomized, Phase 3 study ATHOS-3, GIAPREZA demonstrated clinical benefit in patients who were not adequately responding to available vasopressors, including catecholamines and Vasostrict. GIAPREZA’s principal competition as a treatment in patients not adequately responding to available vasopressors is the use of these same vasopressors at increased doses. If we are unable to successfully change treatment practices, the commercial prospects for GIAPREZA will be limited, and our business may suffer.

XERAVA competes with a number of antibiotics that are currently marketed for the treatment of cIAI and other multidrug resistant infections, including: AVYCAZ (ceftazidime and avibactam, marketed by AbbVie Inc.); MERREM IV® (meropenem, marketed by AstraZeneca PLC); PRIMAXIN® (imipenem and cilastatin, marketed by Merck & Co., Inc.); RECARBRIO™ (imipenem, cilastatin, and relebactam, marketed by Merck & Co., Inc.); TYGACIL® (tigecycline, marketed by Pfizer Inc.); VABOMERE™ (meropenem and vaborbactam, marketed by Melinta Therapeutics, Inc.); ZERBAXA® (ceftolozane and tazobactam, marketed by Merck & Co., Inc.); ZOSYN® (piperacillin and tazobactam, marketed by Pfizer Inc.); and current and future generic versions of marketed antibiotics. If we are unable to successfully change treatment practices, the commercial prospects for XERAVA will be limited, and our business may suffer.

In an effort to remain competitive in the marketplace, we may determine, from time to time, to change our pricing, dosage forms and strengths, and other marketing strategies for GIAPREZA and XERAVA, including altering the amount or availability of discounts or rebates. Any such changes could have short-

term or long-term negative impacts on our net sales, which would cause our business and results of operations to suffer. Price increases or changes to our marketing strategies may also negatively affect our reputation and our ability to secure and maintain reimbursement coverage for GIAPREZA and XERAVA, which could result in decreased demand and cause our business and results of operations to suffer. If we are unable to successfully price or market GIAPREZA or XERAVA, the commercial prospects for GIAPREZA and XERAVA will be limited, and our business may suffer.

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

We do not currently own or operate manufacturing facilities for the production of GIAPREZA or XERAVA. We rely on sole-source contract manufacturers to produce GIAPREZA and XERAVA and expect to continue to do so to meet our development and commercial needs. In all of our manufacturing agreements, we require that contract manufacturers produce active pharmaceutical ingredients (“APIs”) and drug products in accordance with the U.S. Food and Drug Administration’s (“FDA’s”) current Good Manufacturing Practices (“cGMPs”) and all other applicable laws and regulations. The long-term commercial success of GIAPREZA and XERAVA will depend in part on the ability of our contract manufacturers to supply cGMP-compliant API and drug product without interruption. If there is an interruption in the supply of GIAPREZA and XERAVA from our contract manufacturers, our business may suffer.

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

Additionally, we may not have and may not be able to obtain insurance on acceptable terms or with adequate coverage against potential liabilities or other losses if any claim or lawsuit is brought against us, regardless of the success or failure of the claim or lawsuit. Even where claims are submitted to insurance carriers for defense and indemnity, there can be no assurance that the claims will be fully covered by insurance or that the indemnitors or insurers will remain financially viable to cover the cost of such claims. Any such claims or lawsuits could materially impact our financial condition, and our business may suffer.

Our ability to continue commercializing GIAPREZA is dependent on our fulfillment of contractual obligations under the royalty financing agreement with HealthCare Royalty Partners.

In May 2018, we closed a $125.0 million royalty financing agreement (the “Royalty Agreement”) with HealthCare Royalty Partners (“HCR”). Under the terms of the Royalty Agreement, we received $125.0 million in exchange for tiered royalty payments on worldwide net sales of GIAPREZA. HCR is entitled to receive quarterly royalties on worldwide net sales of GIAPREZA beginning April 1, 2018. Quarterly payments to HCR under the Royalty Agreement start at a maximum royalty rate, with step-downs based on the achievement of annual net product sales thresholds. Through December 31, 2021, the maximum royalty rate was 10%. Starting January 1, 2022, the maximum royalty rate increased by 4%, and starting January 1, 2024, the maximum royalty rate may increase by an additional 4% if an agreed-upon, cumulative net product sales threshold has not been met. The Royalty Agreement is subject to maximum aggregate royalty payments to HCR of $225.0 million. The Royalty Agreement expires upon the first to occur of January 1, 2031 or when the maximum aggregate royalty payments have been made. The Royalty Agreement was entered into by our wholly owned subsidiary, La Jolla Pharma, LLC, and HCR has no recourse under the Royalty Agreement against La Jolla Pharmaceutical Company or any assets other than GIAPREZA. However, under the terms of the Royalty Agreement, La Jolla Pharma, LLC has certain obligations, including the obligation to use commercially reasonable and diligent efforts to commercialize GIAPREZA. If La Jolla Pharma, LLC is held to not have met these obligations, HCR would have the right to terminate the Royalty Agreement and demand payment from La Jolla Pharma, LLC of either $125.0 million or $225.0 million (depending on which obligation La Jolla Pharma, LLC is held to not have met), minus aggregate royalties already paid to HCR. In the event that La Jolla Pharma, LLC fails to timely pay such amount if and when due, HCR would have the right to foreclose on the GIAPREZA-related assets.

The commercial success of GIAPREZA and XERAVA in certain ex-U.S. territories is dependent on the fulfillment of contractual obligations under the Company’s out-license agreements.

PAION License

In January 2021, La Jolla Pharmaceutical Company and certain of its wholly owned subsidiaries, including La Jolla Pharma, LLC and Tetraphase Pharmaceuticals, Inc., entered into an exclusive license agreement (the “PAION License”) with PAION AG and its wholly owned subsidiary (collectively, “PAION”). Pursuant to the PAION License, La Jolla granted PAION an exclusive license to commercialize GIAPREZA and XERAVA in the European Economic Area, the United Kingdom and Switzerland (collectively, the “PAION Territory”). La Jolla has received an upfront cash payment of $22.5 million, less a 15% refundable withholding tax, and is entitled to receive potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments. In addition, royalties payable under the PAION License will be subject to reduction on account of generic competition and after patent expiration in a jurisdiction. Pursuant to the PAION License, PAION will be solely responsible for the future development and commercialization of GIAPREZA and XERAVA in the PAION Territory. PAION is required to use commercially reasonable efforts to commercialize GIAPREZA and XERAVA in the PAION Territory. The Company has not received any payments from PAION related to either royalties or commercial milestones.

In July 2021, the Company entered into a commercial supply agreement with PAION whereby the Company will supply PAION a minimum quantity of GIAPREZA and XERAVA through July 13, 2024. The supply agreement will automatically renew until the earlier of July 13, 2027, or until a new supply agreement is executed. During the initial 3-year term of the supply agreement, the Company will be reimbursed for direct and certain indirect manufacturing costs at cost.

If the Company is held to not have met its commercial supply obligations, or if PAION is unable to successfully develop and commercialize GIAPREZA or XERAVA in the PAION Territory, the commercial prospects for GIAPREZA and XERAVA in the PAION Territory will be limited, and our business may suffer.

Everest License

In February 2018, the Company entered into a license agreement with Everest, which was subsequently amended and restated (the “Everest License”). Pursuant to the Everest License, the Company granted Everest an exclusive license to develop and commercialize XERAVA for the treatment of cIAI and other indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines (collectively, the “Everest Territory”). The Company is eligible to receive an additional $8.0 million regulatory milestone payment and up to an aggregate of $20.0 million in sales milestone payments. The Company is also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Everest Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Everest Territory until the latest to occur of: (i) the last-to-expire of specified patent rights in such jurisdiction in the Everest Territory; (ii) expiration of marketing or regulatory exclusivity in such jurisdiction in the Everest Territory; or (ii) 10 years after the first commercial sale of a product in such jurisdiction in the Everest Territory. In March 2021, the Company received a $3.0 million milestone payment associated with the submission of an NDA with the China National Medical Products Administration (“NMPA”) for XERAVA for the treatment of cIAI in patients in China. XERAVA was approved in Singapore by the Health Science Authority in April 2020.

In May 2021, the Company entered into a commercial supply agreement with Everest whereby the Company will supply Everest a minimum quantity of XERAVA through December 31, 2023 and will transfer to Everest certain XERAVA-related manufacturing know-how. Pursuant to the supply agreement: (i) the Company has received $6.8 million of upfront payments comprised of: (1) a $4.0 million upfront technology transfer payment; and (2) a $2.8 million partial prepayment for XERAVA that is expected to be delivered to Everest during 2022; (ii) the Company received an additional $1.0 million technology transfer payment in January 2022; and (iii) the Company will be reimbursed for direct and certain indirect manufacturing costs at 110% of cost through December 31, 2023.

If the Company is held to not have met its commercial supply obligations, or if Everest is unable to successfully develop and commercialize XERAVA in the Everest Territory, the commercial prospects for XERAVA in the Everest Territory will be limited, and our business may suffer.

Our overall financial performance, including but not limited to, net product sales and net cash used for or provided by operating activities, may not meet our expectations.

Our overall financial performance, including but not limited to, net product sales and net cash used for or provided by operating activities, including any milestone, royalty and other payments resulting from La Jolla’s out-license agreements and commercial supply agreements, and any distributions received in connection with our non-voting profits interest, is difficult to predict and may fluctuate from quarter to quarter and year to year. Historical financial performance may not be indicative of future financial performance. For example, our net product sales may be below expectations, and our costs to operate our business, including cost of product sales, research and development expenses and selling, general and administrative expenses, could exceed our estimates. Furthermore, we may not receive any future distributions in connection with our non-voting profits interest. If our overall financial performance does not meet our expectations, our business may suffer.

Our capital requirements and our potential need for, and ability to obtain, additional financing are uncertain.

As of December 31, 2021, we had cash and cash equivalents of $46.7 million. GIAPREZA and XERAVA are our approved products and our only sources of net product sales. The amount and timing of future funding requirements, if any, will depend on many factors, including the success of our commercialization efforts for GIAPREZA and XERAVA, and our ability to control expenses. If necessary, we will raise additional capital through equity or debt financings or collaboration agreements. We can provide no assurance that additional financing will be available to us on favorable terms, or at all. If we need to raise additional capital and are unable to do so, we may be forced to curtail or cease our operations.

Future utilization of net operating loss carryforwards or research and development credit carryforwards may be impaired due to changes in ownership.

Our net operating loss and research and development credit carryforwards may be subject to limitation under Section 382 of the Internal Revenue Code of 1986 (the “IRC”). As a result, our deferred tax assets and related valuation allowance may be reduced for the estimated impact of the net operating loss and research and development credit carryforwards that we estimate may expire unused. Utilization of our remaining net operating loss and research and development credit carryforwards may still be subject to substantial annual limitations due to ownership change limitations provided by the IRC and similar state provisions, including those that may come in conjunction with market trades by our stockholders or future equity financings.

Our ability to hire and retain key employees is uncertain.

The market for effective professionals in the pharmaceutical industry is competitive and hiring and retaining these professionals is expensive and challenging. If we are unable to hire and retain key employees, we may be unable to effectively execute on our operating plan, and our business may suffer.

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

In the event the Company or its current or future out-licensees pursue the right to market and sell our products, our product candidates or any other products we may develop in jurisdictions other than the U.S. or the European Union, the Company or its current or future out-licensees would be required to obtain separate marketing approvals and comply with numerous and varying regulatory requirements in each country or jurisdiction. The approval procedures vary among countries and may involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA or European Commission (“EC”) approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country or jurisdiction. In the event the Company or its current or future out-licensees choose to pursue them, the Company or its current or future out-licensees may not obtain approvals from regulatory authorities in such countries on a timely basis, if at all. Approval by the FDA or EC does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. If the Company or its current or future out-licensees are unable in the future to obtain approval of a product or product candidate by regulatory authorities in other countries or jurisdictions, the commercial prospects of that product or product candidate may be significantly diminished and our business may suffer.

We may not be successful in our efforts to out-license our product candidates.

Although a substantial amount of our effort will focus on the commercialization of GIAPREZA and XERAVA, we also intend to seek to out-license for our product candidates. We cannot assure you that our efforts to out-license our product candidates will be successful.

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

We plan to file additional patent applications that, if issued, would provide further protection for GIAPREZA and XERAVA. Although we believe the bases for these patents and patent applications are sound, they are untested, and there is no assurance that they will not be successfully challenged. There can be no assurance that any patent previously issued or any patent application will protect GIAPREZA or XERAVA from generic competition. Furthermore, there can be no assurance that GIAPREZA or XERAVA will not be held to infringe valid patents held by others. If our owned and in-licensed intellectual property do not protect GIAPREZA or XERAVA from generic competition, GIAPREZA or XERAVA net product sales may decline, and/or we may incur additional costs for patent protection, including patent infringement litigation costs arising out of ANDA submissions by generic companies to manufacture and sell generic products or arising out of 505(b)(2) submissions, which could have a material adverse effect on our business, results of operations and financial condition. If either GIAPREZA or XERAVA is held to infringe valid patents held by others, we could be subject to liability, and our business may suffer.

On February 15, 2022, La Jolla Pharmaceutical Company (the “Company”) received a paragraph IV notice of certification (the “Notice Letter”) from Gland Pharma Limited (“Gland”) advising that Gland has submitted an Abbreviated New Drug Application (“ANDA”) to the U.S. Food and Drug Administration (“FDA”) seeking approval to manufacture, use or sell a generic version of GIAPREZA (angiotensin II) in the U.S. prior to the expiration of certain of the Company’s U.S. GIAPREZA Patents, which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). The Notice Letter alleges that the GIAPREZA Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Gland’s ANDA. Although the Company intends to vigorously defend its intellectual property rights protecting GIAPREZA, we may incur significant patent litigation costs, and, if Gland is successful in the introduction of the generic product described in Gland’s ANDA, then GIAPREZA net product sales may decline, which could have a material adverse effect on our business, results of operations and financial condition.

If we fail to comply with our obligations under our in-license agreements, we may lose rights to critical patents that are important to the commercialization and net sales potential of GIAPREZA and XERAVA.

We have licensed patent rights covering GIAPREZA from George Washington University (“GW”) and licensed patent rights covering XERAVA from Harvard University (“Harvard”) and Paratek Pharmaceuticals, Inc. (“Paratek”). If, for any reason, our in-license agreements with GW, Harvard or Paratek are terminated or we otherwise lose those rights, it would materially and adversely affect our business. Our in-license agreements with GW, Harvard and Paratek impose, and any future collaboration agreements or license agreements in which we enter are likely to impose, various development, commercialization, commercial supply, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. Failure to fulfill these obligations would pose a material risk to our patent protection and commercial prospects for GIAPREZA and XERAVA, and our business may suffer.

If our products or our product candidates infringe the rights of others, we could be subject to expensive litigation, become liable for substantial damages, be required to obtain licenses from others or be prohibited from selling our products or product candidates altogether.

Our competitors or others may have patent rights that they choose to assert against us or our licensors, licensees, suppliers, customers or potential marketing partners. Moreover, we may not know about patents or patent applications that our products or product candidates could infringe. Because patent applications do not publish for at least 18 months, if at all, and can take many years to issue, there may be currently pending applications unknown to us that may later result in issued patents that our products or product candidates could infringe. In addition, if third parties file patent applications or obtain patents claiming inventions also claimed by us or our licensors in issued patents or pending applications, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office (“USPTO”) to determine priority of invention. If third parties file oppositions in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of claims in our foreign patent applications.

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

•

Various state and/or foreign law equivalents of each of the above federal laws, such as the California Consumer Privacy Act, many of which differ from each other in significant ways and may not have the same effect, which complicates our compliance efforts.

If we are found to be in violation of any of the laws or regulations described above or any other laws or regulations that apply to us, we may be subject to substantial penalties, including civil and criminal penalties, damages, fines and possible exclusion from participation in Medicare, Medicaid and other federal health care programs. If we are subjected to substantial penalties, our business may suffer, and we may be forced to curtail or cease our operations.

Drugs approved by the FDA, EC and/or other regulatory agencies are subject to ongoing regulation.

Any products manufactured or distributed by us pursuant to FDA, EC and/or other regulatory agency approvals may be subject to continuing regulation by such agencies, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA, EC and/or other regulatory agencies and may be subject to periodic unannounced inspections by such agencies for compliance with cGMPs, which impose certain procedural and documentation requirements on us and our third-party manufacturers. Even after regulatory approval is obtained, under certain circumstances, such as later discovery of previously unknown safety risks, the FDA, EC and/or other regulatory agencies can withdraw approval, recall the product or subject the drug to additional restrictions. In addition, governments outside of the U.S. tend to impose strict price controls, which may adversely affect our revenues or our royalty payments received from license agreements.

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

Conversion of our convertible preferred stock would result in substantial dilution for our existing common stockholders.

As of December 31, 2021, there were approximately 26.8 million shares of common stock outstanding. We may be required to issue up to approximately 6.7 million additional shares of common stock upon conversion of existing convertible preferred stock. The issuance of these additional shares would represent approximately 20% dilution to our existing common stockholders.

If we need to obtain additional financing in the future, such financing could result in dilution to your investment, adversely affect the price per share of our common stock and/or create future operating and financial restrictions.

As of December 31, 2021, we had cash and cash equivalents of $46.7 million. GIAPREZA and XERAVA are our approved products and our only source of net product sales. The amount and timing of future funding requirements, if any, will depend on many factors, including the success of our commercialization efforts for GIAPREZA and XERAVA and our ability to control expenses. If necessary, we will raise additional capital through equity or debt financings. We can provide no assurance that additional financing will be available to us on favorable terms, or at all. If we issue additional equity securities or securities convertible into equity securities, you may suffer dilution to your investment, and such issuance may adversely affect the price per share of our common stock. Any new debt financing we enter into may involve covenants that restrict our operations, which may include limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens or pay dividends.

Our directors, executive officers and principal stockholders have substantial control over the Company, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of February 18, 2022, our current directors, officers and stockholders who own greater than 5% of our outstanding shares of common stock, together with their affiliates, beneficially own, in the aggregate, approximately 52% of our outstanding shares of common stock. As a result, these current directors, officers and stockholders, if they act, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, our current directors, officers and stockholders, acting together, would have the ability to control the management and affairs of the Company. They may also have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of the Company and could affect the market price of shares of our common stock.

Anti-takeover provisions under Delaware law may make a potential acquisition of us more difficult.

Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”) makes certain types of unfriendly or hostile corporate takeovers, or other non-board approved transactions involving a corporation and one or more of its significant stockholders, more difficult. It does so by generally prohibiting “business combinations,” including mergers, sales and leases of assets, issuances of securities and similar transactions, by a corporation or a subsidiary with an “interested stockholder” (generally defined as a person or entity who, together with their affiliates and associates, beneficially owns 15% or more of a corporation’s voting stock) within three years after the person or entity becomes an interested stockholder, unless certain conditions are satisfied, such as, in advance of the transaction that resulted in the person exceeding 15% ownership, Board approval of such transaction or the business combination or, following the time of such transaction, approval of the business combination by the Board and two-thirds of the outstanding voting stock, excluding the interested stockholder, voting at an annual or special meeting of stockholders. Although we believe that Section 203 will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, the requirements of Section 203 would apply even if the offer may be considered beneficial by some stockholders.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal executive offices are located at 201 Jones Road, Suite 400, Waltham, Massachusetts 02451. We sublease approximately 7,388 square feet of office space in Waltham.

For the year ended December 31, 2021, we also maintained offices at 4747 Executive Drive, Suite 240, San Diego, California 92121. For the year ended December 31, 2021, we subleased approximately 2,368 square feet of office space in San Diego.

Item 3.  Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of our common stock are traded on the Nasdaq Capital Market under the symbol “LJPC.”

Holders of Record

As of February 18, 2022, we had 4 holders of record. Certain shares of common stock are held in “street” name, and, accordingly, the number of beneficial owners of such shares of common stock is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Issuer Purchases of Equity Securities

On November 17, 2021, La Jolla announced that it would commence a stock repurchase plan for up to $10 million of the Company’s common stock. On March 7, 2022, the Board approved an increase of the stock repurchase plan for up to $15 million of the Company’s common stock. The plan has no time limit and can be discontinued at any time. The following table contains information with respect to repurchases made by the Company during the year ended December 31, 2021:

Period	(a) Total number of shares purchased	(b) Average price paid per share(1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
November 17, 2021 – November 30, 2021	181,163	$4.50	181,163	$9,184
December 1, 2021 – December 31, 2021	587,913	$4.36	587,913	$6,620
Total	769,076		769,076	$6,620
(1)	Includes commissions

The Company has entered into a Rule 10b5-1 stock repurchase plan for the purpose of establishing a trading plan to purchase the Company’s common stock in a manner that complies with the requirements of Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 6. Removed and Reserved.

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

Business Overview

La Jolla Pharmaceutical Company is dedicated to the commercialization of innovative therapies that improve outcomes in patients suffering from life-threatening diseases. GIAPREZA® (angiotensin II) injection is approved by the U.S. Food and Drug Administration (“FDA”) as a vasoconstrictor indicated to increase blood pressure in adults with septic or other distributive shock. XERAVA® (eravacycline) for injection is approved by the FDA as a tetracycline class antibacterial indicated for the treatment of complicated intra-abdominal infections (“cIAI”) in patients 18 years of age and older.

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

In January 2021, La Jolla and certain of its wholly owned subsidiaries entered into an exclusive license agreement with PAION AG to commercialize GIAPREZA and XERAVA in the European Economic Area, the United Kingdom and Switzerland. Pursuant to the agreement: (i) the Company has received an upfront cash payment of $22.5 million, less a 15% refundable withholding tax; and (ii) the Company is entitled to receive potential commercial milestone payments of up to $109.5 million and royalties on net sales of GIAPREZA and XERAVA.

On November 2, 2021, La Jolla consummated the change of its corporate domicile from California to Delaware, as described in more detail in La Jolla’s Definitive Proxy Statement on Schedule 14A filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 4, 2021.

Results of Operations

The following table summarizes our results of operations for each of the periods below (in thousands):

	Year Ended
	December 31,
	2021	2020	Change
Net product sales	$43,532	$33,419	$10,113
License and other revenue	32,188	-	32,188
Cost of product sales	8,976	7,819	1,157
Cost of license and other revenue	4,513	-	4,513
Selling, general and administrative expense	35,386	38,428	(3,042)
Research and development expense	5,014	23,010	(17,996)
Other (expense) income, net	(2,122)	(3,583)	1,461
Provision for income taxes	49	-	49
Net income (loss)	$19,660	$(39,421)	$59,081

La Jolla acquired Tetraphase, which commercialized XERAVA, on July 28, 2020. La Jolla’s consolidated financial results for the year ended December 31, 2020 exclude the financial results of Tetraphase prior to July 28, 2020.

Net Product Sales

Net product sales consist of revenue recognized from sales of GIAPREZA and XERAVA to hospitals and other healthcare organizations in the U.S., generally through a network of specialty and wholesale distributors. These specialty and wholesale distributors are considered our customers for accounting purposes.

La Jolla’s net product sales were $12.1 million and $43.5 million for the three and twelve months ended December 31, 2021, respectively, compared to $11.0 million and $33.4 million, respectively, for the same periods in 2020. La Jolla acquired Tetraphase, which commercialized XERAVA, on July 28, 2020. Net product sales for the year ended December 31, 2020 exclude XERAVA for the period prior to July 28, 2020.

GIAPREZA U.S. net sales were $9.2 million and $33.4 million for the three and twelve months ended December 31, 2021, respectively, compared to $8.7 million and $29.3 million, respectively, for the same periods in 2020.

XERAVA U.S. net sales were $2.9 million and $10.1 million for the three and twelve months ended December 31, 2021, respectively, compared to $2.3 and $4.2 million, respectively, for the same periods in 2020. XERAVA U.S. net sales were $8.2 million for the year ended December 31, 2020, including the period prior to the acquisition of Tetraphase.

La Jolla’s net product sales increased during the three and twelve months ended December 31, 2021, compared to the same periods in 2020 due to an increase in the number of vials sold to our customers.

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

La Jolla’s license and other revenue was $32.2 million for the year ended December 31, 2021, which consists of: (i) a $22.5 million upfront cash payment in connection with the PAION License; (ii) $5.0 million for the transfer of certain XERAVA-related manufacturing know-how to Everest in connection with the Everest commercial supply agreement; (iii) a $3.0 million regulatory milestone cash payment in connection with the Everest License; and (iv) $1.7 million for the reimbursement of manufacturing costs in connection with commercial supply agreements with our out-licensees. La Jolla did not record license and other revenue during the year ended December 31, 2020.

Cost of Product Sales

Cost of product sales consists primarily of expense associated with: (i) manufacturing; (ii) royalties payable to George Washington University, Harvard University and Paratek Pharmaceuticals, Inc.; (iii) the inventory fair value step-up adjustment recorded in connection with the acquisition of Tetraphase; and (iv) shipping and distribution.

La Jolla’s cost of product sales was $9.0 million for the year ended December 31, 2021, compared to $7.8 million, for the same period in 2020. Cost of product sales for the year ended December 31, 2020 exclude XERAVA prior to July 28, 2020. For the year ended December 31, 2021, cost of product sales includes $0.9 million of the inventory fair value step-up adjustment recorded in connection with the acquisition of Tetraphase, compared to $2.5 million for the same period in 2020.

Cost of License and Other Revenue

Cost of license and other revenue consists of amounts due under in-license agreements and commercial supply agreements in connection with license and other revenue from commercially approved product. Cost of license and other revenue recognized in connection with product that is not commercially approved is recorded as research and development expense.

La Jolla’s cost of license and other revenue was $4.5 million for the year ended December 31, 2021, which consists of: (i) $3.6 million for amounts due under the George Washington University and Harvard University license agreements in connection with the upfront cash payment received from the PAION License; and (ii) $0.9 million for manufacturing costs in connection with commercial supply agreements with our out-licensees. La Jolla did not record cost of license and other revenue during the year ended December 31, 2020.

Selling, General and Administrative Expense

Selling, general and administrative expense consists of non-personnel and personnel expenses. Non-personnel-related expense includes expense related to: (i) sales and marketing costs such as speaker programs, advertising and promotion; (ii) professional fees for legal, patent, consulting, surveillance, regulatory filings and accounting; and (iii) amortization of intangible assets, information technology and facilities. Personnel-related expense includes expense related to salaries, benefits and share-based compensation for personnel engaged in sales, finance and administrative functions. We expect our selling, general and administrative expense to increase modestly in 2022 to support growing net product sales of both GIAPREZA and XERAVA.

The following table summarizes these expenses for each of the periods below (in thousands):

	Year Ended
	December 31,
	2021	2020	Change
Non-personnel expense:
Sales and marketing	$5,619	$3,918	$1,701
Professional fees	5,314	5,812	(498)
Facility	347	2,536	(2,189)
Other	3,610	2,861	749
Total non-personnel expense	14,890	15,127	(237)
Personnel expense:
Salaries, bonuses and benefits	16,720	16,298	422
One-time charges for reductions in headcount	143	4,195	(4,052)
Share-based compensation expense	3,633	2,808	825
Total personnel expense	20,496	23,301	(2,805)
Total selling, general and administrative expense	$35,386	$38,428	$(3,042)

During the year ended December 31, 2021, total selling, general and administrative non-personnel expense decreased compared to the same period in 2020 primarily as a result of: (i) decreases in facility-related expenses as a result of the termination of our lease for office and laboratory space in San Diego, California effective August 31, 2020; and (ii) decreases in professional fee-related expenses; partially offset by increases in expenses resulting from the inclusion of Tetraphase-related costs, which are excluded from La Jolla’s financial results for the year ended December 31, 2020 prior to July 28, 2020. During the year ended December 31, 2020, La Jolla incurred acquisition-related expenses of $0.9 million.

During the year ended December 31, 2021, total selling, general and administrative personnel expense decreased compared to the same period in 2020 primarily as a result of one-time charges in 2020 resulting from: (i) a reduction of headcount from a Company-wide realignment in May 2020; and (ii) a reduction of headcount combining La Jolla and Tetraphase personnel in July 2020; partially offset by an increase in headcount and the average cost per employee.

Research and Development Expense

Research and development expense consists of non-personnel and personnel expenses. Non-personnel-related expense includes expense related to: (i) manufacturing development; (ii) amounts due under in-license agreements for drug product that is not commercially approved; (iii) facilities and information technology; and (iv) conducting clinical studies. Personnel-related expense includes expense related to salaries, benefits and share-based compensation for personnel engaged in research and development functions. We expect our research and development expense to decrease significantly.

The following table summarizes these expenses for each of the periods below (in thousands):

	Year Ended
	December 31,
	2021	2020	Change
Non-personnel expense:
GIAPREZA	$929	$4,036	$(3,107)
XERAVA	898	866	32
LJPC-401	101	1,683	(1,582)
LJPC-0118	16	926	(910)
Facility	9	2,930	(2,921)
Other	928	1,196	(268)
Total non-personnel expense	2,881	11,637	(8,756)
Personnel expense:
Salaries, bonuses and benefits	1,289	5,546	(4,257)
One-time charges for reductions in headcount	-	2,428	(2,428)
Share-based compensation expense	844	3,399	(2,555)
Total personnel expense	2,133	11,373	(9,240)
Total research and development expense	$5,014	$23,010	$(17,996)

During the year ended December 31, 2021, total research and development non-personnel expense decreased compared to the same period in 2020 primarily as a result of decreases in: (i) program-related expenses as we de-prioritized our product candidates and focused on the commercialization of GIAPREZA and XERAVA; (ii) manufacturing development-related expenses for GIAPREZA; and (iii) facility-related expenses primarily as a result of the termination of our lease for office and laboratory space in San Diego, California effective August 31, 2020.

During the year ended December 31, 2021, total research and development personnel expense, including share-based compensation expense, decreased compared to the same period in 2020 as a result of: (i) reduced headcount; and (ii) one-time charges in 2020 resulting from: (1) a reduction of headcount from a Company-wide realignment in May 2020; and (2) a reduction of headcount combining La Jolla and Tetraphase personnel in July 2020.

Research and development expense for the year ended December 31, 2020 excludes Tetraphase-related costs prior to July 28, 2020.

Other (Expense) Income, Net

Other (expense) income, net consists primarily of the following: (i) interest expense accrued for our deferred royalty obligation; (ii) income from distributions received in connection with our non-voting profits interest in a related party; (iii) gains and losses from changes in the fair value of contingent value rights (“CVRs”); (iv) interest income generated from cash held in savings accounts; and (v) gains and losses associated with the disposal of certain property and equipment.

During the year ended December 31, 2021, other (expense) income, net was $(2.1) million, compared to $(3.6) million for the same period in 2020. This $1.5 million decrease in other (expense) income, net was due to: (i) a $1.3 million increase in the receipt of distributions in connection with the Company’s non-voting profits interest in a related party; and (ii) a $0.8 million decrease in loss on short-term investments; partially offset by: (i) a $0.4 million increase in interest expense for our deferred royalty obligation; and (ii) a $0.2 million decrease in interest income generated from cash held in savings accounts.

Liquidity and Capital Resources

As of December 31, 2021 and 2020, La Jolla had cash and cash equivalents of $46.7 million and $21.2 million, respectively. Based on our current operating plans and projections, we believe that our existing cash and cash equivalents will be sufficient to fund operations for at least one year from the date this Annual Report on Form 10-K is filed with the SEC. The Company expects to fund future operations with existing cash or cash generated from operations.

La Jolla’s net cash provided by (used for) operating activities for the three and twelve months ended December 31, 2021 was $3.1 million and $28.2 million, respectively, compared to $(7.2) million and $(37.6) million, respectively, for the same periods in 2020.

La Jolla’s net cash provided by (used for) operating activities for the three and twelve months ended December 31, 2021, excluding upfront net receipts in connection with out-license agreements and commercial supply agreements, payments related to reductions in headcount, and transaction costs associated with the Tetraphase acquisition, was $3.1 million and $4.6 million, respectively, compared to $(5.6) million and $(27.2) million, respectively, for the same periods in 2020. The exclusions above are comprised of the following:

•	Upfront net receipts in connection with out-license agreements were zero and $18.4 million for the three and twelve months ended December 31, 2021, respectively, and zero for the same periods in 2020.
•

Upfront net receipts in connection with commercial supply agreements were zero and $6.8 million for the three and twelve months ended December 31, 2021, respectively, and zero for the same periods in 2020.

•

Payments related to reductions in headcount were zero and $1.6 million for the three and twelve months ended December 31, 2021, respectively, and $1.6 million and $9.5 million, respectively, for the same periods in 2020.

•

Payments related to transaction costs associated with the Tetraphase acquisition were zero for the three and twelve months ended December 31, 2021, and zero and $0.9 million, respectively, for the same periods in 2020.

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

Contractual Obligations

HealthCare Royalty Partners Royalty Agreement

In May 2018, we closed a $125.0 million royalty financing agreement (the “Royalty Agreement”) with HealthCare Royalty Partners (“HCR”). Under the terms of the Royalty Agreement, we received $125.0 million in exchange for tiered royalty payments on worldwide net sales of GIAPREZA. HCR is entitled to receive quarterly royalties on worldwide net sales of GIAPREZA beginning April 1, 2018. Quarterly payments to HCR under the Royalty Agreement start at a maximum royalty rate, with step-downs based on the achievement of annual net product sales thresholds. Through December 31, 2021, the maximum royalty rate was 10%. Starting January 1, 2022, the maximum royalty rate increased by 4%, and starting January 1, 2024, the maximum royalty rate may increase by an additional 4% if an agreed-upon, cumulative net product sales threshold has not been met. The Royalty Agreement is subject to maximum aggregate royalty payments to HCR of $225.0 million. The Royalty Agreement expires upon the first to occur of January 1, 2031 or when the maximum aggregate royalty payments have been made. The Royalty Agreement was entered into by our wholly owned subsidiary, La Jolla Pharma, LLC, and HCR has no recourse under the Royalty Agreement against La Jolla Pharmaceutical Company or any assets other than GIAPREZA.

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

Out-license Agreements

PAION AG

In January 2021, La Jolla Pharmaceutical Company and certain of its wholly owned subsidiaries, including La Jolla Pharma, LLC and Tetraphase Pharmaceuticals, Inc., entered into an exclusive license agreement (the “PAION License”) with PAION AG and its wholly owned subsidiary (collectively, “PAION”). Pursuant to the PAION License, La Jolla granted PAION an exclusive license to commercialize GIAPREZA and XERAVA in the European Economic Area, the United Kingdom and Switzerland (collectively, the “PAION Territory”). La Jolla has received an upfront cash payment of $22.5 million, less a 15% refundable withholding tax, and is entitled to receive potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments. In addition, royalties payable under the PAION License will be subject to reduction on account of generic competition and after patent expiration in a jurisdiction. La Jolla recognized the upfront cash payment of $22.5 million as license and other revenue for the year ended December 31, 2021, and the 15% refundable withholding tax of $3.4 million was recorded as an other current asset as of December 31, 2021. Pursuant to the PAION License, PAION will be solely responsible for the future development and commercialization of GIAPREZA and XERAVA in the PAION Territory. PAION is required to use commercially reasonable efforts to commercialize GIAPREZA and XERAVA in the PAION Territory. The Company has not received any payments from PAION related to either royalties or commercial milestones.

In July 2021, the Company entered into a commercial supply agreement with PAION whereby the Company will supply PAION a minimum quantity of GIAPREZA and XERAVA through July 13, 2024. The supply agreement will automatically renew until the earlier of July 13, 2027, or until a new supply agreement is executed. During the initial 3-year term of the supply agreement, the Company will be reimbursed for direct and certain indirect manufacturing costs at cost.

Everest Medicines Limited

In February 2018, the Company entered into a license agreement with Everest, which was subsequently amended and restated (the “Everest License”). Pursuant to the Everest License, the Company granted Everest an exclusive license to develop and commercialize XERAVA for the treatment of cIAI and other indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines (collectively, the “Everest Territory”). The Company is eligible to receive an additional $8.0 million regulatory milestone payment and up to an aggregate of $20.0 million in sales milestone payments. The Company is also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Everest Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Everest Territory until the latest to occur of: (i) the last-to-expire of specified patent rights in such jurisdiction in the Everest Territory; (ii) expiration of marketing or regulatory exclusivity in such jurisdiction in the Everest Territory; or (iii) 10 years after the first commercial sale of a product in such jurisdiction in the Everest Territory. In March 2021, the Company received a $3.0 million milestone payment associated with the submission of an NDA with the China NMPA for XERAVA for the treatment of cIAI in patients in China. XERAVA was approved in Singapore by the Health Science Authority in April 2020.

In May 2021, the Company entered into a commercial supply agreement with Everest whereby the Company will supply Everest a minimum quantity of XERAVA through December 31, 2023 and will transfer to Everest certain XERAVA-related manufacturing know-how. Pursuant to the supply agreement: (i) the Company has received $6.8 million of upfront payments comprised of: (1) a $4.0 million upfront technology transfer payment; and (2) a $2.8 million partial prepayment for XERAVA that is expected to be delivered to Everest during 2022; (ii) the Company has received an additional $1.0 million technology transfer payment in January 2022; and (iii) the Company will be reimbursed for direct and certain indirect manufacturing costs at 110% of cost through December 31, 2023. The Company recognized the $5.0 million of technology transfer-related payments as license and other revenue during the year ended December 31, 2021 as Everest obtained control of the XERAVA-related manufacturing know-how prior to December 31, 2021. The Company recognized the $2.8 million partial prepayment for XERAVA that is expected to be delivered to Everest during 2022 as deferred revenue as of December 31, 2021 as the performance obligation to deliver XERAVA has not yet been satisfied.

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

Revenue Recognition

Pursuant to Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 606—Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when its customers obtain control of the Company’s product, which typically occurs on delivery. Revenue is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods. To determine revenue recognition for contracts with customers within the scope of ASC 606, the Company performs the following 5 steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies the relevant performance obligations.

Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of chargebacks, discounts, returns, rebates and administrative fees. Variable consideration is estimated using the expected-value amount method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary materially from the Company’s estimates, the Company will adjust these estimates, which will affect revenue from product sales and earnings in the period such estimates are adjusted. These items include:

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

•

Rebates—The Company participates in Medicaid rebate programs, which provide assistance to certain low-income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, the Company pays a rebate to each participating state, generally within three months after the quarter in which product was sold. Additionally, the Company may offer customers incentives and consideration in the form of volume-based or other rebates. The estimates for rebates are recorded as a reduction of revenue on delivery to the Company’s customers.

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

The Company reviews its goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the Company may exceed its fair value. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of the Company is less than its carrying amount, including goodwill. If that is the case, the Company performs a quantitative impairment test, and, if the carrying amount of the Company exceeds its fair value, then the Company will recognize an impairment charge for the amount by which its carrying amount exceeds its fair value, not to exceed the carrying amount of the goodwill. The Company has an option to bypass the qualitative assessment and proceed directly to performing the quantitative impairment test.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial and accounting officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive and principal financial and accounting officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

As of December 31, 2021, our management used the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013) (“COSO Framework”) to evaluate the effectiveness of internal control over financial reporting.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 and has concluded that such internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officer and Corporate Governance

The information required by this Item is expected to be contained in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”), which we expect to be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days of the end of our fiscal year ended December 31, 2021 and is incorporated herein by reference, including the sections entitled “Director Nominees,” “Executive Officers” and “Corporate Governance.”

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive, financial and accounting officers, or persons performing similar functions. Our Code of Business Conduct and Ethics is posted on our website at www.ljpc.com in the Compliance section under “Corporate Resources.” We intend to disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, and waivers of the Code of Business Conduct and Ethics, on our website within 4 business days following the date of the amendment or waiver.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to information in our 2022 Proxy Statement, including under the section entitled “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information in our 2022 Proxy Statement, including under the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to information in our 2022 Proxy Statement, including under the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to information in our 2022 Proxy Statement, including under the section entitled “Independent Registered Public Accounting Firm Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The response to this portion of Item 15 is set forth under Item 8 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are provided because the information called for is not required or is shown in the financial statements or the notes thereto.

(a)(3) Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Filed Herewith

2.1	Agreement and Plan of Merger, effective November 2, 2021, by and between La Jolla Pharmaceutical Company, a California Corporation, and La Jolla Pharmaceutical Company, a Delaware Corporation	8-K12B	11/2/2021

2.2	Certificate of Merger, effective November 2, 2021	8-K12B	11/2/2021

2.3	Agreement and Plan of Merger by and among La Jolla, Merger Sub and Tetraphase, dated June 24, 2020	8-K	6/24/2020

3.1	Amended and Restated Certificate of Incorporation of La Jolla Pharmaceutical Company, a Delaware Corporation	8-K12B	11/2/2021

3.2	Bylaws of La Jolla Pharmaceutical Company, a Delaware Corporation	8-K12B	11/2/2021

3.3	Specimen of Common Stock Certificate of La Jolla Pharmaceutical Company, a Delaware Corporation	8-K12B	11/2/2021

4.1	Description of Securities			X

10.1+	Form of Indemnity Agreement of La Jolla Pharmaceutical Company, a Delaware Corporation	8-K12B	11/2/2021

10.2+	La Jolla Pharmaceutical Company Amended and Restated 2013 Equity Incentive Plan	8-K12B	11/2/2021

10.3+	La Jolla Pharmaceutical 2018 Employee Stock Purchase Plan	8-K12B	11/2/2021

10.4	The George Washington University Amended and Restated Patent License Agreement†	10-K	2/22/2018

10.5	Revenue Interest Agreement, dated May 10, 2018, among La Jolla Pharma, LLC and the Entities Managed by HealthCare Royalty Management, LLC	8-K	5/14/2018

10.6	PAION AG Exclusive Licensing Agreement, dated January 12, 2021†	10-K	3/8/2021

10.7	License Agreement, dated as of August 3, 2006, by and between the Registrant and the President and Fellows of Harvard College, as amended†	10-K	3/8/2021

10.8	Amendment, dated as of December 5, 2017, by and between the Registrant and the President and Fellows of Harvard College, as amended†	10-K	3/8/2021

10.9	Master Manufacturing Services Agreement, dated June 14, 2017, by and between the Registrant and Patheon UK Limited†	10-K	3/8/2021

10.10	License Agreement, dated February 20, 2018, by and between the Registrant and Everest Medicines Limited†	10-K	3/8/2021
10.11	Amendment No.1, dated July 29, 2019, to the License Agreement between Everest Medicines Limited and the Registrant	10-K	3/8/2021

10.12	Contingent Value Rights Agreement, dated as of July 17, 2020, between La Jolla Pharmaceutical Company and American Stock Transfer & Trust Company, LLC, as Rights Agent	8-K	7/29/2020

10.13	Sublease by and between Cotiviti, Inc. and La Jolla Pharmaceutical Company	10-K	3/8/2021

21.1	Subsidiaries of La Jolla Pharmaceutical Company			X

23.1	Consent of Independent Registered Public Accounting Firm Baker Tilly US, LLP			X

24.1	Power of Attorney (included on the signature page of this Form 10-K)			X

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

101.INS	XBRL Instance Document			X

101.SCH	XBRL Taxonomy Extension Schema Document			X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)			X

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

LA JOLLA PHARMACEUTICAL COMPANY

Date: March 9, 2022	By:	/s/ Larry Edwards
Larry Edwards
Director, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Larry Edwards and Michael Hearne, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign in any and all capacities (including, without limitation, the capacities listed below), with respect to this Annual Report on Form 10-K, and any and all amendments thereto, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the U.S. Securities and Exchange Commission (the “SEC”), and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and anything necessary to be done to enable La Jolla Pharmaceutical Company to comply with the provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and all the requirements of the SEC, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute, or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities set forth opposite their names and on the dates indicated below.

Name	Title	Date

/s/ Larry Edwards	Director, President and Chief Executive Officer	March 9, 2022
Larry Edwards	(principal executive officer)

/s/ Michael Hearne	Chief Financial Officer	March 9, 2022
Michael Hearne	(principal financial and accounting officer)

/s/ Kevin Tang	Chairman	March 9, 2022
Kevin Tang

/s/ Craig Johnson	Director	March 9, 2022
Craig Johnson

/s/ Laura Johnson	Director	March 9, 2022
Laura Johnson

/s/ David Ramsay	Director	March 9, 2022
David Ramsay

/s/ Robert Rosen	Director	March 9, 2022
Robert Rosen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of La Jolla Pharmaceutical Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of La Jolla Pharmaceutical Company and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

FAIR VALUE REMEASUREMENT OF CONTINGENT CONSIDERATION LIABILITY

Critical Audit Matter Description

As discussed in Note 11 to the consolidated financial statements, during the year ended December 31, 2020, the Company recorded a contingent consideration liability in the amount of $2.6 million relating to the contingent value rights liability provisions (the “CVR liability”) included in the agreement for the acquisition of Tetraphase. The CVR liability was initially recorded based on its estimated acquisition date fair value and is re-measured at fair value at each reporting period. As of December 31, 2021, the estimated fair value of the CVR liability was determined to be $1.1 million. The determination of the fair value of the CVR liability requires the Company to make significant estimates and assumptions. These estimates and assumptions include the future revenue growth rates, the amount and timing of product sales, revenue volatility and discount rates.

We identified remeasurement of the CVR liability as a critical audit matter because testing certain of the assumptions involved a high degree of subjectivity. In addition, auditing the Company’s simulation model which was used to determine the fair value of the CVR liability, involved complex and challenging auditor judgment as certain of the inputs to such model did not have directly observable market inputs.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•	Obtaining an understanding of the Company’s process for estimating the CVR liability.

•	Obtaining and reviewing the report from the Company’s valuation specialist and testing for mathematical accuracy.

•

Evaluating the revenue growth rate assumptions used in the Company’s simulation model for reasonableness by comparing the inputs to historical benchmarks and evaluating future expected volume growth and pricing.

•	Evaluating management’s sensitivity analyses over revenue projections used in the simulation model.

•	Engaging an auditor’s valuation specialist to assist in our testing of the CVR liability fair value, which included the following evaluations:
o	Assessing the appropriateness of the Company’s selection of the valuation method for the CVR liability fair value.
o	Assessing the reasonableness of the key assumptions inherent in the simulation model including the discount rate, revenue volatility, operating leverage ratio, risk-free rate and cost of debt.
o	Comparing the results of an independent estimate of fair value of the CVR liability using an independent simulation model to the Company’s fair value estimate.

/s/ BAKER TILLY US, LLP

We have served as the Company's auditor since 2012.

San Diego, California

March 9, 2022

LA JOLLA PHARMACEUTICAL COMPANY

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$46,668	$21,221
Accounts receivable, net	8,610	5,834
Inventory, net	6,281	6,013
Prepaid expenses and other current assets	5,756	3,388
Total current assets	67,315	36,456
Goodwill	20,123	20,123
Intangible assets, net	13,321	14,873
Right-of-use lease assets	318	536
Property and equipment, net	113	215
Restricted cash	40	40
Total assets	$101,230	$72,243

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,278	$2,762
Accrued expenses	4,866	5,617
Accrued interest expense on deferred royalty obligation, current portion	5,163	3,567
Deferred revenue	2,849	188
Paycheck Protection Program loan, current portion	2,325	-
Lease liabilities, current portion	154	204
Total current liabilities	17,635	12,338
Deferred royalty obligation, net	124,503	124,437
Accrued interest expense on deferred royalty obligation, less current portion	24,590	19,111
Lease liabilities, less current portion	164	332
Other noncurrent liabilities	1,076	4,112
Total liabilities	167,968	160,330
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 26,783,544 and 27,402,648 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	3	3
Series C-1[2] Convertible Preferred Stock, $0.0001 par value; 11,000 shares authorized, 3,906 shares issued and outstanding at December 31, 2021 and December 31, 2020; and liquidation preference of $3,906 at December 31, 2021 and December 31, 2020	3,906	3,906
Additional paid-in capital	986,445	984,756
Accumulated deficit	(1,057,092)	(1,076,752)
Total stockholders’ deficit	(66,738)	(88,087)
Total liabilities and stockholders’ deficit	$101,230	$72,243

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	December 31,
	2021	2020
Revenue
Net product sales	$43,532	$33,419
License and other revenue	32,188	-
Total revenue	75,720	33,419
Operating expenses
Cost of product sales	8,976	7,819
Cost of license and other revenue	4,513	-
Selling, general and administrative	35,386	38,428
Research and development	5,014	23,010
Total operating expenses	53,889	69,257
Income (loss) from operations	21,831	(35,838)
Other (expense) income
Interest expense	(10,458)	(10,051)
Interest income	7	235
Other income—related party	7,596	6,279
Other income (expense)	733	(46)
Total other (expense) income, net	(2,122)	(3,583)
Income (loss) before income taxes	19,709	(39,421)
Provision for income taxes	49	-
Net income (loss)	$19,660	$(39,421)
Earnings (loss) per share
Basic	$0.72	$(1.44)
Diluted	$0.58	$(1.44)
Shares used in computing earnings (loss) per share
Basic	27,436	27,329
Diluted	34,179	27,329

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Consolidated Statements of Stockholders’ Deficit

(in thousands)

	Series C-1[2] Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	4	$3,906	27,403	$3	$984,756	$(1,076,752)	$(88,087)
Share-based compensation expense	-	-	-	-	4,477	-	4,477
Issuance of common stock under 2013 Equity Plan	-	-	30	-	156	-	156
Issuance of common stock under ESPP	-	-	120	-	436	-	436
Purchases of common stock under Stock Repurchase Plan	-	-	(769)	-	(3,380)	-	(3,380)
Net income	-	-	-	-	-	19,660	19,660
Balance at December 31, 2021	4	$3,906	26,784	$3	$986,445	$(1,057,092)	$(66,738)

	Series C-1[2] Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	4	$3,906	27,195	$3	$977,432	$(1,037,331)	$(55,990)
Share-based compensation expense	-	-	-	-	6,207	-	6,207
Issuance of common stock under 2013 Equity Plan	-	-	94	-	605	-	605
Issuance of common stock under ESPP	-	-	114	-	512	-	512
Net loss	-	-	-	-	-	(39,421)	(39,421)
Balance at December 31, 2020	4	$3,906	27,403	$3	$984,756	$(1,076,752)	$(88,087)

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2021	2020
Operating activities
Net income (loss)	$19,660	$(39,421)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Non-cash interest expense	7,141	6,379
Share-based compensation expense	4,477	6,207
Amortization of intangible assets	1,552	647
Amortization of right-of-use lease assets	218	1,249
Depreciation expense	111	2,188
Inventory fair value step-up adjustment included in cost of product sales	850	2,458
Gain on change in fair value of contingent value rights	(734)	(800)
Loss on short-term investments	-	502
Loss on disposal of property and equipment, net of gain on lease termination	-	10
Changes in operating assets and liabilities:
Accounts receivable, net	(2,776)	(1,687)
Inventory, net	(1,118)	(1,493)
Prepaid expenses and other current assets	(2,368)	2,297
Accounts payable	(484)	(2,815)
Accrued expenses	(728)	(11,423)
Deferred revenue	2,661	188
Lease liabilities	(218)	(2,126)
Net cash provided by (used for) operating activities	28,244	(37,640)
Investing activities
Acquisition of Tetraphase, net of cash, cash equivalents and restricted cash acquired	-	(33,513)
Proceeds from the sale of property and equipment	-	3,070
Purchases of property and equipment	(9)	-
Proceeds from the sale of short-term investments	-	2,497
Purchases of short-term investments	-	(2,999)
Net cash used for investing activities	(9)	(30,945)
Financing activities
Purchases of common stock under Stock Repurchase Plan	(3,380)	-
Net proceeds from issuance of common stock under ESPP	436	512
Net proceeds from issuance of common stock under 2013 Equity Plan	156	605
Net cash (used for) provided by financing activities	(2,788)	1,117
Net increase (decrease) in cash, cash equivalents and restricted cash	25,447	(67,468)
Cash, cash equivalents and restricted cash, beginning of period	21,261	88,729
Cash, cash equivalents and restricted cash, end of period	$46,708	$21,261
Supplemental disclosure of non-cash investing and financing activities
Initial recognition of right-of-use lease asset	$-	$536
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$46,668	$21,221
Restricted cash	40	40
Total cash, cash equivalents and restricted cash	$46,708	$21,261

See accompanying notes.

LA JOLLA PHARMACEUTICAL COMPANY

Notes to the Consolidated Financial Statements

1.  Business

La Jolla Pharmaceutical Company (collectively with its wholly owned subsidiaries, “La Jolla” or the “Company”) is dedicated to the commercialization of innovative therapies that improve outcomes in patients suffering from life-threatening diseases. GIAPREZA® (angiotensin II) injection is approved by the U.S. Food and Drug Administration (“FDA”) as a vasoconstrictor indicated to increase blood pressure in adults with septic or other distributive shock. XERAVA® (eravacycline) for injection is approved by the FDA as a tetracycline class antibacterial indicated for the treatment of complicated intra-abdominal infections (“cIAI”) in patients 18 years of age and older.

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

In January 2021, La Jolla and certain of its wholly owned subsidiaries entered into an exclusive license agreement with PAION AG to commercialize GIAPREZA and XERAVA in the European Economic Area, the United Kingdom and Switzerland. Pursuant to the agreement: (i) the Company has received an upfront cash payment of $22.5 million, less a 15% refundable withholding tax; and (ii) the Company is entitled to receive potential commercial milestone payments of up to $109.5 million and royalties on net sales of GIAPREZA and XERAVA.

As of December 31, 2021 and 2020, the Company had cash and cash equivalents of $46.7 million and $21.2 million, respectively. Based on the Company’s current operating plans and projections, the Company expects that its existing cash and cash equivalents will be sufficient to fund operations for at least one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company expects to fund future operations with existing cash or cash generated from operations.

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

Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not affect net income (loss), stockholders’ deficit or cash flows.

Summary of Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased as cash equivalents. The Company maintains its cash in checking and savings accounts. Income generated from cash held in savings accounts is recorded as interest income. The carrying value of the Company’s savings accounts is included in cash and approximates the fair value. Cash is classified as restricted cash when certain funds are reserved for a specific purpose and are not available for immediate or general business use. As of December 31, 2021 and 2020, the Company had $0.6 million of cash equivalents.

Accounts Receivable, Net

Accounts receivable, net are recorded net of customers’ allowances for prompt-pay discounts, chargebacks and doubtful accounts. Allowances for prompt-pay discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. As of December 31, 2021 and 2020, the Company did not record an allowance for doubtful accounts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. The Company maintains its cash in checking and savings accounts at federally insured financial institutions in excess of federally insured limits.

During the year ended December 31, 2021, 492 hospitals in the U.S. purchased GIAPREZA,

and 929 hospitals and other healthcare organizations in the U.S. purchased XERAVA. Hospitals and other healthcare organizations generally purchase our products through a network of specialty and wholesale distributors. These specialty and wholesale distributors are considered our customers for accounting purposes. The Company does not believe that the loss of one of these distributors would significantly impact the ability to distribute our products, as the Company expects that sales volume would be absorbed by the remaining distributors. The following table includes the percentage of U.S. net product sales and accounts receivable balances for the Company’s three major customers, each of which comprised 10% or more of its U.S. net product sales:

	U.S. Net Product Sales	Accounts Receivable
	Year Ended December 31, 2021	As of December 31, 2021
Customer A	33%	38%
Customer B	33%	33%
Customer C	26%	16%
Total	92%	87%

Inventory, Net

Inventory, net is stated at the lower of cost or estimated net realizable value on a first-in, first-out basis. The Company periodically analyzes inventory levels and writes down inventory as cost of product sales when: inventory has become obsolete; inventory has a cost basis in excess of its estimated net realizable value; or inventory quantities are in excess of expected product sales.

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

As a basis for considering such assumptions, ASC 820-10 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1 observable inputs such as quoted prices in active markets; Level 2 inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and Level 3 unobservable inputs for which there are little or no market data, which require the Company to develop its own assumptions. The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses. The carrying amounts reported in the balance sheets for these financial instruments approximate fair value because of their short-term nature. The Company's acquired intangible assets (see Note 11), deferred royalty obligation (see Note 5) and contingent value rights (see Note 11) are classified as Level 3 in the ASC 820-10 three-tier fair value hierarchy. As of December 31, 2021 and 2020, the Company had no financial assets or liabilities measured at fair value on a recurring basis, other than contingent value rights.

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

Intangible Assets, Net

Intangible assets, net acquired in a business combination are initially recorded at fair value. Intangible assets with a definite useful life are amortized on a straight-line basis over the estimated useful life of the related assets. Intangible assets with an indefinite useful life are not amortized.

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

The Company recognized no impairment charge for the years ended December 31, 2021 and 2020.

Goodwill

Goodwill represents the excess of the Purchase Price over the fair value of the net assets acquired as of the acquisition date. Goodwill has an indefinite useful life and is not amortized.

The Company reviews its goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the Company may exceed its fair value. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of the Company is less than its carrying amount, including goodwill. If that is the case, the Company performs a quantitative impairment test, and, if the carrying amount of the Company exceeds its fair value, then the Company will recognize an impairment charge for the amount by which its carrying amount exceeds its fair value, not to exceed the carrying amount of the goodwill. The Company has an option to bypass the qualitative assessment and proceed directly to performing the quantitative impairment test.

The Company recognized no impairment charge for the years ended December 31, 2021 and 2020.

Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to seven years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or the estimated useful life of the related assets. Maintenance and repairs are charged to operating expense as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in other (expense) income, net.

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

Product Sales

Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of chargebacks, discounts, returns, rebates and administrative fees. Variable consideration is estimated using the expected-value amount method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary materially from the Company’s estimates, the Company will adjust these estimates, which will affect revenue from product sales and earnings in the period such estimates are adjusted. These items include:

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

•

Rebates—We participate in Medicaid rebate programs, which provide assistance to certain low-income patients based on each individual state’s guidelines regarding eligibility and services. Under the Medicaid rebate programs, we pay a rebate to each participating state, generally within three months after the quarter in which product was sold. Additionally, the Company may offer customers incentives and consideration in the form of volume-based or other rebates. The estimates for rebates are recorded as a reduction of revenue on delivery to the Company’s customers.

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

At the inception of each arrangement that includes milestone and other payments, other than sales-based milestone payments and nonrefundable, upfront license fees, we evaluate whether achieving each milestone payment or other payment is considered probable and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone is included in the transaction price. Milestone payments that are not within our control, such as approvals from regulators or where attainment of the specified event is dependent on the development activities of a third party, are not considered probable of being achieved until those approvals are received or the specified event occurs.

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

Research and Development Expense

Research and development expense includes salaries and benefits, facilities and other overhead costs, research-related manufacturing costs, contract service and clinical-related service costs performed by clinical research organizations, research institutions and other outside service providers. Research and development expense is charged to operations as incurred when the expenditures relate to the Company’s research and development efforts and have no alternative future uses.

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

Share-based Compensation Expense

The Company issues stock options to directors, officers, employees and certain consultants. Share-based compensation expense represents the estimated fair value of equity awards, which are comprised of stock options, expected to vest. The Company estimates the fair value of each equity award on the date of grant using the Black-Scholes option-pricing model and recognizes share-based compensation expense over the requisite service period of the equity awards (usually the vesting period) on a straight-line basis. For stock options with a performance condition, the Company recognizes expense in accordance with FASB ASC 718-10-25-20.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. A valuation allowance is applied against any deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in its provision for income taxes in the consolidated statements of operations.

Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration of potential common shares. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus potential common shares. Convertible preferred stock and stock options are considered potential common shares and are included in the calculation of diluted earnings (loss) per share using the if-converted method and treasury stock method, respectively, when their effect is dilutive. Potential common shares are excluded from the calculation of diluted earnings (loss) per share when their effect is anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. There have been no items qualifying as other comprehensive income (loss), and, therefore, comprehensive income (loss) for the periods reported was comprised solely of the Company’s net income (loss).

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

Recent Accounting Pronouncements

The Company has considered all recently issued accounting pronouncements and has concluded that there are no recently issued accounting pronouncements that are expected to have a material impact on its results of operations, financial condition or cash flows based on current information.

3.  Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration of potential common shares. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus potential common shares. Convertible preferred stock and stock options are considered potential common shares and are included in the calculation of diluted earnings (loss) per share using the if-converted method and treasury stock method, respectively, when their effect is dilutive. Potential common shares are excluded from the calculation of diluted earnings (loss) per share when their effect is anti-dilutive.

For the year ended December 31, 2021, there were 6.7 million potential common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 6.7 million shares of common stock issuable upon conversion of existing convertible preferred stock; and (ii) 8,000 stock options. For the years ended December 31, 2021 and 2020, there were 4.1 million and 10.9 million of potential common shares, respectively, that were excluded from the calculation of diluted earnings (loss) per share because their effect was anti-dilutive.

4.  Balance Sheet Details

Restricted Cash

Restricted cash as of December 31, 2021 and 2020 consisted of a $40,000 security deposit for the Company’s corporate purchasing credit card.

Inventory, Net

Inventory, net consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Raw materials	$802	$802
Work-in-process	4,501	3,213
Finished goods	978	1,998
Total inventory, net	$6,281	$6,013

As of December 31, 2021 and 2020, inventory, net included zero and $0.9 million, respectively, of the fair value step-up adjustment to Tetraphase’s inventory recorded in connection with the acquisition of Tetraphase (see Note 11). As of December 31, 2021 and 2020, total inventory is recorded net of inventory reserves of $0.8 million and $0.9 million, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Refundable withholding tax	$3,375	$-
Prepaid insurance	473	505
Prepaid clinical costs	188	820
Prepaid manufacturing costs	113	930
Other prepaid expenses and current assets	1,607	1,133
Total prepaid expenses and other current assets	$5,756	$3,388

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Computer hardware	$319	$310
Furniture and fixtures	309	309
Software	203	733
Total property and equipment, gross	831	1,352
Accumulated depreciation and amortization	(718)	(1,137)
Total property and equipment, net	$113	$215

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	Useful Life	December 31,	December 31,
	(years)	2021	2020
Technology	10	$14,000	$14,000
Trade name	10	1,520	1,520
Total intangible assets, gross		15,520	15,520
Accumulated amortization		(2,199)	(647)
Total intangible assets, net		$13,321	$14,873

The intangible assets were recorded in connection with the acquisition of Tetraphase (see Note 11). The Company recorded amortization expense of $1.6 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively. The estimated aggregate amortization expense for each of the 5 succeeding years is $1.6 million.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Accrued payroll and related expenses	$1,991	$2,878
Accrued royalties and in-license fees	1,299	685
Accrued professional fees	410	660
Accrued manufacturing costs	232	627
Accrued other	934	767
Total accrued expenses	$4,866	$5,617

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Fair value of contingent value rights (see Note 11)	$1,076	$1,810
Paycheck Protection Program loan, less current portion	-	2,302
Total other noncurrent liabilities	$1,076	$4,112

On April 22, 2020, the Company entered into a promissory note for $2.3 million under the Paycheck Protection Program (the “PPP Loan”). The interest rate on the PPP Loan is 1.0% per annum. The PPP Loan is unsecured and guaranteed by the U.S. Small Business Administration (the “SBA”). The principal amount of the PPP Loan may be forgiven under the Paycheck Protection Program, subject to certain requirements and to the extent that the PPP Loan proceeds are used to pay permitted expenses, including certain payroll, rent and utility payments. The Company applied for 100% forgiveness of the PPP Loan with the SBA on October 5, 2021. The Company will be obligated to make payment of principal and interest with respect to any unforgiven portion of the PPP Loan by April 22, 2022. The obligation to repay the PPP Loan may be accelerated upon the occurrence of an event of default.

5.  Deferred Royalty Obligation

In May 2018, the Company closed a $125.0 million royalty financing agreement (the “Royalty Agreement”) with HealthCare Royalty Partners (“HCR”). Under the terms of the Royalty Agreement, the Company received $125.0 million in exchange for tiered royalty payments on worldwide net sales of GIAPREZA. HCR is entitled to receive quarterly royalties on worldwide net sales of GIAPREZA beginning April 1, 2018. Quarterly payments to HCR under the Royalty Agreement start at a maximum royalty rate, with step-downs based on the achievement of annual net product sales thresholds. Through December 31, 2021, the maximum royalty rate was 10%. Starting January 1, 2022, the maximum royalty rate increased by 4%, and starting January 1, 2024, the maximum royalty rate may increase by an additional 4% if an agreed-upon, cumulative net product sales threshold has not been met. The Royalty Agreement is subject to maximum aggregate royalty payments to HCR of $225.0 million. The Royalty Agreement expires upon the first to occur of January 1, 2031 or when the maximum aggregate royalty payments have been made. The Royalty Agreement was entered into by the Company’s wholly owned subsidiary, La Jolla Pharma, LLC, and HCR has no recourse under the Royalty Agreement against La Jolla Pharmaceutical Company or any assets other than GIAPREZA.

On receipt of the $125.0 million payment from HCR, the Company recorded a deferred royalty obligation of $125.0 million, net of issuance costs of $0.7 million. For the years ended December 31, 2021 and 2020, the Company recognized interest expense, including amortization of the obligation discount, of $10.4 million and $10.0 million, respectively. The carrying value of the deferred royalty obligation as of December 31, 2021 and 2020 was $124.5 million and $124.4 million, respectively, net of unamortized obligation discount of $0.5 million and $0.6 million, respectively, which was classified as a noncurrent liability. The related accrued interest expense as of December 31, 2021 and 2020 was $29.8 million and $22.7 million, respectively, of which $24.6 million and $19.1 million was classified as noncurrent liabilities, respectively. During the years ended December 31, 2021 and 2020, the Company made royalty payments to HCR of $3.3 million and $2.8 million, respectively. As of December 31, 2021 and 2020, the Company recorded royalty obligations payable of $0.9 million in accrued expenses. The deferred royalty obligation is classified as Level 3 in the FASB ASC Topic 820-10, three-tier fair value hierarchy, and its carrying value approximates fair value.

Under the terms of the Royalty Agreement, La Jolla Pharma, LLC has certain obligations, including the obligation to use commercially reasonable and diligent efforts to commercialize GIAPREZA. If La Jolla Pharma, LLC is held to not have met these obligations, HCR would have the right to terminate the Royalty Agreement and demand payment from La Jolla Pharma, LLC of either $125.0 million or $225.0 million (depending on which obligation La Jolla Pharma, LLC is held to not have met), minus aggregate royalties already paid to HCR. In the event that La Jolla Pharma, LLC fails to timely pay such amount if and when due, HCR would have the right to foreclose on the GIAPREZA-related assets. The Company concluded that certain of these contract provisions that could result in an acceleration of amounts due under the Royalty Agreement are embedded derivatives that require bifurcation from the deferred royalty obligation and fair value recognition. The Company determined the fair value of each derivative by assessing the probability of each event occurring, as well as the potential repayment amounts and timing of such repayments that would result under various scenarios. As a result of this assessment, the Company determined that the fair value of the embedded derivatives is immaterial as of December 31, 2021 and 2020. Each reporting period, the Company estimates the fair value of the embedded derivatives until the features lapse and/or the termination of the Royalty Agreement. Any material change in the fair value of the embedded derivatives will be recorded as either a gain or loss on the consolidated statements of operations.

6.  Commitments and Contingencies

Lease Commitments

Future minimum lease payments, excluding Lease Operating Costs (defined below), as of December 31, 2021 are as follows (in thousands):

2022	$181
2023	166
Thereafter	-
Total future minimum lease payments	347
Less: discount	(29)
Total lease liabilities	$318

Lease expense under current and former leases was $0.3 million and $2.3 million for the years ended December 31, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of lease liabilities was $0.2 million and $3.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the weighted-average remaining lease term and the weighted-average discount rate for the Company’s only operating lease, the Waltham Sublease, was 1.9 years and 3.3%, respectively.

Waltham Sublease

In December 2020, the Company entered into a sublease agreement for office space in Waltham, Massachusetts (the “Waltham Sublease”). The Waltham Sublease commenced on December 21, 2020 and expires on November 30, 2023. In addition to rent of approximately $15,000 per month, the Waltham Sublease requires the Company to pay certain taxes, insurance and operating costs relating to the leased premises (collectively, “Lease Operating Costs”). The Waltham Sublease contains customary default provisions, representations, warranties and covenants. The Waltham Sublease is classified as an operating lease. The Company recognizes the Waltham Sublease expense in the consolidated statements of operations and records a lease liability and right-of-use asset for this lease. The option to extend the Waltham Sublease was not recognized as part of the Company’s lease liabilities and right-of-use lease assets.

San Diego Sublease

In September 2020, the Company entered into a sublease agreement for office space in San Diego, California with an entity of which the Chairman of the Company’s board of directors is also the chairman and chief executive officer (the “San Diego Sublease”). The San Diego Sublease term was approximately 7 years, and the rent was approximately $12,000 per month. The San Diego Sublease was cancellable without penalty by either party with 30-days’ written notice. The San Diego Sublease was a short-term lease for accounting purposes. The Company made payments of approximately $0.2 million and $64,000 under the San Diego Sublease during the years ended December 31, 2021 and 2020, respectively. The Company recognized the San Diego Sublease payments in the consolidated statements of operations and did not record a lease liability or right-of-use asset for this lease. Effective December 31, 2021, the Company terminated the San Diego Sublease without penalty. In connection with the termination, La Jolla will have no further obligations under the San Diego Sublease.

Contingencies

From time to time, the Company may become subject to claims and litigation arising in the ordinary course of business. The Company is not a party to any material legal proceedings, nor is it aware of any material pending or threatened litigation.

7.  Stockholders’ Deficit

Preferred Stock

As of December 31, 2021 and 2020, 3,906 shares of Series C-12 Convertible Preferred Stock (“Series C-12 Preferred”) were issued and outstanding, and convertible into 6,735,378 shares of common stock. As of December 31, 2021 and 2020, the Series C-12 Preferred liquidation preference was approximately $3.9 million. The Series C-12 Preferred does not pay a dividend. The holders of the Series C-12 Preferred do not have voting rights, other than for general protective rights required by the Delaware General Corporation Law.

Stock Repurchase Plan

On November 17, 2021, the Company announced that it would commence a stock repurchase plan for up to $10 million of the Company’s common stock. On March 7, 2022, the Board approved an increase of the stock repurchase plan for up to $15 million of the Company’s common stock. The plan has no time limit and can be discontinued at any time. For the year ended December 31, 2021, the Company repurchased approximately 0.8 million shares of its common stock for $3.4 million, including commissions.

8.  Equity Incentive Plans

2013 Equity Incentive Plan

In September 2013, the Company adopted the 2013 Equity Incentive Plan, which was subsequently amended and restated (the “2013 Equity Plan”). The 2013 Equity Plan is an omnibus equity compensation plan that permits the issuance of various types of share-based compensation awards, including stock options, restricted stock awards, stock appreciation rights and restricted stock units, as well as cash awards, to directors, officers, employees and eligible consultants. The 2013 Equity Plan has a 10-year term and permits the issuance of incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“IRC”). The administrator under the plan has broad discretion to establish the terms of awards, including the size, term, exercise price and vesting conditions. Generally, grants to employees vest over four years, with 25% vesting on the one-year anniversary and the remainder vesting either quarterly or monthly thereafter; grants to non-employee directors generally vest in full on the one-year anniversary of the grant date.

A total of 9,600,000 shares of common stock have been reserved for issuance under the La Jolla Pharmaceutical Company 2013 Equity Incentive Plan (the “2013 Equity Plan”). As of December 31, 2021 and 2020, 5,503,796 and 5,478,334 shares of common stock, respectively, remained available for future grants under the 2013 Equity Plan.

2018 Employee Stock Purchase Plan

In July 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, eligible employees may purchase shares of the Company’s common stock twice per month at a price equal to 85% of the closing price of shares of the Company’s common stock on the date of each purchase. Eligible employees purchasing shares of the Company’s common stock under the ESPP are subject to an annual cap equal to the lesser of $25,000 or 10% of the employee’s annual cash compensation. Shares purchased under the ESPP cannot be sold for a period of one year following the purchase date (or such shorter period of time if the participating employee’s employment terminates before this one-year anniversary).

A total of 750,000 shares of common stock have been reserved for issuance under the La Jolla Pharmaceutical Company 2018 Employee Stock Purchase Plan (the “ESPP”). As of December 31, 2021 and 2020, 335,473 and 455,768 shares of common stock, respectively, remained available for future grants under the ESPP.

Equity Awards

The activity related to equity awards, which are comprised of stock options, during the year ended December 31, 2021 is summarized as follows:

	Equity Awards	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term(1) (years)	Aggregate Intrinsic Value(2) (millions)
Outstanding at December 31, 2020	4,121,666	$8.67
Granted	962,140	$4.60
Exercised	(29,677)	$5.21
Cancelled/forfeited	(957,925)	$10.18
Outstanding at December 31, 2021	4,096,204	$7.22	8.2	$1.0
Exercisable at December 31, 2021	1,738,026	$10.74	7.1	$0.3

(1) Represents the weighted-average remaining contractual term of stock options.

(2) Aggregate intrinsic value represents the product of the number of equity awards outstanding or equity awards exercisable multiplied by the difference between the Company’s closing stock price per share on the last trading day of the period, which was $4.65 as of December 31, 2021, and the exercise price.

The total intrinsic value of equity awards exercised during the years ended December 31, 2021 and 2020 was $0.1 million. The total grant-date fair value of equity awards vested during the years ended December 31, 2021 and 2020 was $5.0 million and $8.4 million, respectively.

Share-based Compensation Expense

For the years ended December 31, 2021 and 2020, the weighted-average grant date fair value per stock option was $3.47 and $3.48, respectively. The Company estimates the fair value of each stock option grant on the grant date using the Black-Scholes option-pricing model (the “Black-Scholes model”) with the following assumptions:

	Year Ended December 31,
	2021	2020
Expected volatility	92.9%	93.5%
Expected term (years)	6.08	6.07
Risk-free interest rate	0.9%	0.7%
Dividend yield	-	-

Expected volatility is based on the historical volatility of shares of the Company’s common stock. In determining the expected term of stock options, the Company uses the “simplified” method. Under this method, the expected term is presumed to be the midpoint between the average vesting date and the end of the contractual term. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the stock options in effect at the time of the grants. The dividend yield assumption is based on the expectation of no future dividend payments by the Company. In addition to assumptions used in the Black-Scholes model, the Company reduces share-based compensation expense based on actual forfeitures in the period that each forfeiture occurs.

Under the ESPP, eligible employees may purchase shares of the Company’s common stock twice per month at a price equal to 85% of the closing price of shares of the Company’s common stock on the date of each purchase. The benefit received by the employees, which is equal to a 15% discount on the shares of the Company’s common stock purchased, is recognized as share-based compensation expense on the date of each purchase. For the years ended December 31, 2021 and 2020, the Company recorded $0.1 million of share-based compensation expense related to shares of common stock issued under the ESPP.

The classification of share-based compensation expense is summarized as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
Selling, general and administrative	$3,633	$2,808
Research and development	844	3,399
Total share-based compensation expense	$4,477	$6,207

As of December 31, 2021, total unrecognized share-based compensation expense related to unvested equity awards was $7.1 million, which is expected to be recognized over a weighted-average period of 2.9 years. As of December 31, 2021, there was no unrecognized share-based compensation expense related to shares of common stock issued under the ESPP.

9.  Other Income—Related Party

The Company has a non-voting profits interest in a related party, which provides the Company with the potential to receive a portion of the future distributions of profits, if any. Investment funds affiliated with the Chairman of the Company’s board of directors have a controlling interest in the related party. During the years ended December 31, 2021 and 2020, the Company received distributions of $7.6 million and $6.3 million, respectively, in connection with this profits interest.

10.  License Agreements

In-license Agreements

George Washington University

In December 2014, the Company entered into a patent license agreement with George Washington University (“GW”), which was subsequently amended and restated (the “GW License”) and assigned to La Jolla Pharma, LLC. Pursuant to the GW License, GW exclusively licensed to the Company certain intellectual property rights relating to GIAPREZA, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA. Under the GW License, La Jolla Pharma, LLC is obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA. The Company has paid a one-time license initiation fee, annual maintenance fees, an amendment fee, additional payments following the achievement of certain development and regulatory milestones and royalties. The Company is obligated to pay a 6% royalty on net sales of GIAPREZA and 15% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering GIAPREZA. During the years ended December 31, 2021 and 2020, the Company made payments to GW of $4.3 million and $1.7 million, respectively.

Harvard University

In August 2006, the Company entered into a license agreement with Harvard University (“Harvard”), which was subsequently amended and restated (the “Harvard License”). Pursuant to the Harvard License, Harvard exclusively licensed to the Company certain intellectual property rights relating to tetracycline-based products, including XERAVA, including the exclusive rights to certain issued patents and patent applications covering such products. Under the Harvard License, the Company is obligated to use commercially reasonable efforts to develop, commercialize, market and sell tetracycline-based products, including XERAVA. For each product covered by the Harvard License, the Company is obligated to make certain payments for the following: (i) up to approximately $15.1 million upon the achievement of certain clinical development and regulatory milestones; (ii) a 5% royalty on direct U.S. net sales of XERAVA; (iii) a single-digit tiered royalty on direct ex-U.S. net sales of XERAVA, starting at a minimum royalty rate of 4.5%, with step-ups to a maximum royalty of 7.5% based on the achievement of annual net product sales thresholds; and (iv) 20% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering tetracycline-based products, including XERAVA. During the year ended December 31, 2021, the

Company made payments to Harvard of $1.8 million, none of which related to clinical development and regulatory milestones. Subsequent to July 28, 2020 and through December 31, 2020, the Company made payments to Harvard of $0.2 million, none of which related to clinical development and regulatory milestones.

Paratek Pharmaceuticals, Inc.

In March 2019, the Company entered into a license agreement with Paratek Pharmaceuticals, Inc. (“Paratek”), which was subsequently amended and restated (the “Paratek License”). Pursuant to the Paratek License, Paratek non-exclusively licensed to the Company certain intellectual property rights relating to XERAVA, including non-exclusive rights to certain issued patents and patent applications covering XERAVA. The Company is obligated to pay Paratek a 2.25% royalty based on direct U.S. net sales of XERAVA. The Company’s obligation to pay royalties with respect to the licensed product is retroactive to the date of the first commercial sale of XERAVA and shall continue until there are no longer any valid claims of the Paratek patents, which will expire in October 2023. During the year ended December 31, 2021, the Company made royalty payments to Paratek of $0.2 million. Subsequent to July 28, 2020 and through December 31, 2020, the Company made royalty payments to Paratek of $0.1 million.

Out-license Agreements

PAION AG

In January 2021, La Jolla Pharmaceutical Company and certain of its wholly owned subsidiaries, including La Jolla Pharma, LLC and Tetraphase Pharmaceuticals, Inc., entered into an exclusive license agreement (the “PAION License”) with PAION AG and its wholly owned subsidiary (collectively, “PAION”). Pursuant to the PAION License, La Jolla granted PAION an exclusive license to commercialize GIAPREZA and XERAVA in the European Economic Area, the United Kingdom and Switzerland (collectively, the “PAION Territory”). La Jolla has received an upfront cash payment of $22.5 million, less a 15% refundable withholding tax, and is entitled to receive potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments. La Jolla recognized the upfront cash payment of $22.5 million as license and other revenue for the year ended December 31, 2021, and the 15% refundable withholding tax of $3.4 million was recorded as an other current asset as of December 31, 2021. In addition, royalties payable under the PAION License will be subject to reduction on account of generic competition and after patent expiration in a jurisdiction. Pursuant to the PAION License, PAION will be solely responsible for the future development and commercialization of GIAPREZA and XERAVA in the PAION Territory. PAION is required to use commercially reasonable efforts to commercialize GIAPREZA and XERAVA in the PAION Territory. The Company has not received any payments from PAION related to either royalties or commercial milestones.

In July 2021, the Company entered into a commercial supply agreement with PAION whereby the Company will supply PAION a minimum quantity of GIAPREZA and XERAVA through July 13, 2024. The supply agreement will automatically renew until the earlier of July 13, 2027, or until a new supply agreement is executed. During the initial 3-year term of the supply agreement, the Company will be reimbursed for direct and certain indirect manufacturing costs at cost.

Everest Medicines Limited

In February 2018, the Company entered into a license agreement with Everest, which was subsequently amended and restated (the “Everest License”). Pursuant to the Everest License, the Company granted Everest an exclusive license to develop and commercialize XERAVA for the treatment of cIAI and other indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines (collectively, the “Everest Territory”). The Company is eligible to receive an additional $8.0 million regulatory milestone payment and up to an aggregate of $20.0 million in sales milestone payments. The Company is also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Everest Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Everest Territory until the latest to occur of: (i) the last-to-expire of specified patent rights in such jurisdiction in the Everest Territory; (ii) expiration of marketing or regulatory exclusivity in such jurisdiction in the Everest Territory; or (iii) 10 years after the first commercial sale of a product in such jurisdiction in the Everest Territory. In March 2021, the Company received a $3.0 million milestone payment associated with the submission of an NDA with the China National Medical Products Administration (“NMPA”) for XERAVA for the treatment of cIAI in patients in China. Amounts due under the Harvard License for this milestone payment were included as research and development expense on the consolidated statements of operations.

XERAVA was approved in Singapore by the Health Science Authority in April 2020.

In May 2021, the Company entered into a commercial supply agreement with Everest whereby the Company will supply Everest a minimum quantity of XERAVA through December 31, 2023 and will transfer to Everest certain XERAVA-related manufacturing know-how. Pursuant to the supply agreement: (i) the Company has received $6.8 million of upfront payments comprised of: (1) a $4.0 million upfront technology transfer payment; and (2) a $2.8 million partial prepayment for XERAVA that is expected to be delivered to Everest during 2022; (ii) the Company received an additional $1.0 million technology transfer payment in January 2022; and (iii) the Company will be reimbursed for direct and certain indirect manufacturing costs at 110% of cost through December 31, 2023. The Company recognized the $5.0 million of technology transfer-related payments as license and other revenue during the year ended December 31, 2021 as Everest obtained control of the XERAVA-related manufacturing know-how prior to December 31, 2021. The Company recognized the $2.8 million partial prepayment for XERAVA that is expected to be delivered to Everest during 2022 as deferred revenue as of December 31, 2021 as the performance obligation to deliver XERAVA has not yet been satisfied.

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

The estimated fair value of potential future cash payments pursuant to the CVRs was based on a Monte Carlo simulation and is classified as Level 3 in the ASC Topic 820-10, three-tier fair value hierarchy. CVRs are measured at fair value on a recurring basis. During the year ended December 31, 2021, the Company recorded a gain resulting from the change in fair value of CVRs of $0.7 million in other (expense) income, net. Subsequent to July 28, 2020 and through December 31, 2020, the Company recorded a gain resulting from the change in fair value of CVRs of $0.8 million in other (expense) income, net.

The Company recorded a $3.3 million fair value step-up adjustment to Tetraphase’s inventory as of the acquisition date. Raw material components and active pharmaceutical ingredients were recorded based on estimated replacement cost. Finished drug product was valued at estimated selling cost, adjusted for costs of selling effort and a reasonable profit allowance for such selling effort from the viewpoint of a market participant. This fair value step-up adjustment is recorded as cost of product sales when the inventory is sold to customers, approximately $0.9 million of which was included in cost of product sales during the year ended December 31, 2021, compared to $2.5 million for the period subsequent to July 28, 2020 and through the year ended December 31, 2020.

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

12.  Company-wide Realignments

In May 2020, the Board of Directors of the Company approved a restructuring plan (the “2020 Realignment”) to align its organization with the Company’s sole focus on the commercialization of its products. The 2020 Realignment reduced the Company’s headcount. For the year ended December 31, 2020, total expense was comprised of $4.1 million for one-time termination benefits to the affected employees, including severance and health care benefits, offset by a $0.4 million reversal of non-cash, share-based compensation expense related to forfeited, unvested equity awards. As of December 31, 2021, the Company had made all of the payments related to the 2020 Realignment.

In July 2020, following the acquisition of Tetraphase, the Company incurred one-time charges related to a reduction in the combined Company’s headcount. For the year ended December 31, 2020, total expense was comprised of $3.1 million for one-time termination benefits to the affected employees, including severance and health care benefits. As of December 31, 2021, the Company had made all of the payments related to this reduction in headcount.

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

Tetraphase had a defined contribution plan (the “Tetraphase 401(k) Plan”) covering substantially all of the former Tetraphase employees through December 31, 2020. The Tetraphase 401(k) Plan was a tax-qualified retirement saving plan, pursuant to which all employees were able to contribute the lesser of 92% of their eligible annual compensation (as defined) or the limit prescribed by the IRS to the Tetraphase 401(k) Plan on a before-tax basis. The Company matched employee contributions to the 401(k) Plan based on each participant’s contribution during the plan year, up to 3.5% of each participant’s annual compensation. Subsequent to December 31, 2020, the Tetraphase 401(k) Plan was terminated, there were no further employee contributions and all underlying assets were transferred to the La Jolla 401(k) Plan.

For the year ended December 31, 2021, the Company made matching contributions to the La Jolla 401(k) Plan of $0.4 million. For the year ended December 31, 2020, the Company made total matching contributions to the La Jolla and Tetraphase 401(k) Plans of $0.5 million.

14. Income Taxes

For the years ended December 31, 2021 and 2020, the Company recognized a provision for income taxes of $49,000 and zero, respectively.

The difference between income taxes computed using the U.S. federal income effective tax rate and the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Federal statutory rate	$4,139	$(8,278)
State tax benefit	812	(1,740)
Change in valuation allowance	(288)	787
Tetraphase net operating losses and other adjustments	(4,670)	-
Share-based compensation expense	565	9,072
State rate true-up	(369)	291
Research and development credits	-	(173)
Other permanent differences	(140)	41
Provision for income taxes	$49	$-

Deferred tax assets are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$84,571	$84,827
Research and development credits	24,015	24,179
Deferred royalty obligation	36,687	36,265
Share-based compensation expense	2,742	2,497
Depreciation and amortization expense	482	1,044
Lease liability	80	136
Capital loss carryforward	126	-
Other	337	436
Total gross deferred tax assets	149,040	149,384
Deferred tax liabilities:
Right-of-use lease asset	(80)	(136)
Valuation allowance	(148,960)	(149,248)
Net deferred tax assets	$-	$-

As of December 31, 2021 and 2020, the Company established a full valuation allowance against its federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets.

Pursuant to Section 382 and 383 of the IRC, utilization of the Company’s federal net operating loss (“NOL”) carryforwards and research and development credit carryforwards may be subject to annual limitations in the event of any significant changes in its ownership structure. These annual limitations may result in the expiration of net operating loss carryforwards and research and development credit carryforwards, unless utilized. The federal and state net operating loss carryforwards and federal and state research and development carryforwards have been adjusted to reflect the Company’s estimate of the annual limitations under IRC Section 382 and 383.

As of December 31, 2021, the Company had federal and state net operating loss carryforwards of $327.2 million and $245.1 million, respectively. In addition, the Company had estimated federal and state research and development credit carryforwards of $10.8 million and $16.7 million, respectively. Federal net operating loss carryforwards of $158.7 million, state net operating loss carryforwards of $210.6 million, federal research and development credit carryforwards of $10.8 million will begin to expire in 2026, unless utilized. Federal net operating loss carryforwards of $168.5 million, state net operating loss carryforwards of $34.5 million and California research and development credit carryforwards of $16.7 million will carry forward indefinitely, unless utilized.

There were no unrecognized tax benefits as of December 31, 2021 and 2020. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

The Company had no accrual for interest or penalties related to income taxes on the Company’s consolidated balance sheets as of December 31, 2021 or December 31, 2020, and has not recognized interest and/or penalties related to income taxes in the consolidated statements of operations for the years ended December 31, 2021 and 2020.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax returns since inception are subject to examination by the U.S. and various state tax authorities. The Company is not currently undergoing a tax audit in any federal or state jurisdiction.

15. Subsequent Event

In January 2022, AcelRx Pharmaceuticals, Inc. (“AcelRx”) closed its acquisition of Lowell Therapeutics, Inc. (“Lowell”), a privately held company in which La Jolla held an approximately 15% non-controlling equity interest. Through December 31, 2021, La Jolla’s investment in Lowell was measured at its contributed cost of zero in the consolidated balance sheets in accordance with the measurement alternative pursuant to FASB ASC 321, Investments—Equity Securities. In connection with AcelRx’s acquisition of Lowell, La Jolla received: (i) approximately 1.4 million shares of AcelRx common stock; and (ii) contingent value rights (“CVRs”) that entitle La Jolla to receive up to approximately $3.9 million on the achievement of certain regulatory and sales-based milestones. The CVRs will be paid in AcelRx common stock or cash at the discretion of AcelRx. La Jolla is also entitled to receive up to approximately 0.2 million shares of AcelRx common stock, if such shares are not used to satisfy certain obligations of Lowell and its security holders made in connection with the acquisition. The AcelRx common stock and CVRs will be classified as Level 1 and Level 3, respectively, in the ASC 820-10 three-tier fair value hierarchy and measured at fair value.