Form 10-K/A
period 2021-12-31
LA JOLLA PHARMACEUTICAL CO
filed 2022-05-02
CIK 920465

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

As of April 15, 2022, there were 25,621,657 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of La Jolla Pharmaceutical Company (the “Company” or “La Jolla”) for the year ended December 31, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 9, 2022 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2021. At this time, La Jolla is filing this Amendment to include Part III information in its Annual Report on Form 10-K because La Jolla does not intend to file its definitive proxy statement within 120 days of December 31, 2021.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, this Form 10-K/A amends and restates in its entirety Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial and accounting officer under Section 302 of the Sarbanes-Oxley Act of 2002, pursuant to Rule 12b-15 under the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of such certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

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

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding members of our Board of Directors (the “Board”) and our executive officers as of April 15, 2022. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Kevin Tang	55	Director, Chairman of the Board
Larry Edwards	50	Director, President and Chief Executive Officer
Craig Johnson(1)(2)	60	Director
Laura Johnson(2)(3)	57	Director
David Ramsay(1)	57	Director
Robert Rosen(1)(3)	66	Director
Michael Hearne	59	Chief Financial Officer

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

Larry Edwards has served as a director, President and Chief Executive Officer since 2020. From 2015 to 2020, he served in various positions at Tetraphase Pharmaceuticals, Inc., most recently serving as Chief Executive Officer. From 2014 to 2015, Mr. Edwards served as Senior Director of Marketing of the Gram-negative Franchise of Cubist Pharmaceuticals, Inc. (acquired by Merck & Co., Inc.). From 1999 to 2014, he served in various positions at Merck and Co., Inc., most recently serving as Global Marketing Director of Clostridium Difficile and New Infectious Disease Products. Mr. Edwards received a B.S. degree in business and healthcare administration from Ohio University. The Board has concluded that Mr. Edwards should serve as a director based on his leadership and extensive operational experience in the biotech and pharmaceutical industries.

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

Laura Johnson has served as a director since 2013. She serves as President and Chief Executive Officer of Next Generation Clinical Research Consulting, Inc., a contract research organization servicing the pharmaceutical industry that she founded in 1999. Additionally, Ms. Johnson serves as the President and Chief Executive Officer of Eufaeria Biosciences, Inc., a biotechnology company that she founded in 2016. From 2018 to March 2022, she served as a director of Odonate Therapeutics, Inc., and since 2020, Ms. Johnson served as a director of Kintara Therapeutics, Inc. She is also a founder, and from 2007 to 2019 served as a director, of Sb Bancorp, Inc. and Settlers Bank, Inc. Ms. Johnson received a nursing degree from the University of the State of New York-Albany. The Board has concluded that Ms. Johnson should serve as a director based on her substantial operating experience.

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

Robert Rosen has served as a director since 2014. From 2017 to March 2022, he served as a director of Odonate Therapeutics, Inc. From 2013 to 2019, Mr. Rosen served as President and as a director, and from 2012 to 2013, served as Senior Vice President and Chief Commercial Officer, of Heron Therapeutics, Inc. From 2014 to 2015, he served as a director of Conkwest, Inc. (now NantKwest, Inc.). In 2012, Mr. Rosen served as Managing Partner of Scotia Nordic LLC, a life sciences advisory firm. From 2011 to 2012, he served as Senior Vice President of Global Commercial Operations at Dendreon Corporation. From 2005 to 2011, Mr. Rosen served as Global Head of Oncology at Bayer HealthCare Pharmaceuticals. From 2002 to 2005, he served as Vice President of the Oncology Business Unit at Sanofi-Synthèlabo Inc. Mr. Rosen received a B.S. degree in pharmacy from Northeastern University. The Board has concluded that Mr. Rosen should serve as a director based on his leadership experience in the biotechnology and pharmaceutical industries and expertise in commercializing pharmaceutical products.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table provides information for the years ended December 31, 2021 and 2020 concerning the compensation earned or awarded to our principal executive officer and the other most highly compensated executive officer (the “Named Executive Officers” or “NEOs”):

Name and Principal Position	Year	Salary	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
Larry Edwards(4)(5)	2021	$550,000	$1,530,538	$302,500	$6,371	$2,389,409
Director, President and Chief Executive Officer	2020	$208,333	$2,165,446	$247,833	$1,338	$2,622,950
Michael Hearne(4)(6)	2021	$148,125	$296,729	$59,250	$-	$504,104
Chief Financial Officer	2020	$78,969	$528,359	$48,700	$1,986	$658,014

(1)

The amounts reported in this column include the grant-date fair values of stock options granted to each NEO in January 2022 for services rendered in 2021, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation. For a discussion of the assumptions used to calculate the value of our stock options, see Note 8 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

(2)	The amounts reported in this column represent performance-based cash bonuses paid to each NEO in January 2022 for services rendered in 2021 under the Company’s incentive bonus programs.
(3)	Unless otherwise indicated, the amounts reported in this column represent the Company’s matching contribution to each NEO’s 401(k) plan account and/or life insurance premiums paid by the Company.
(4)	For the year ended December 31, 2020, each NEO’s salary was pro-rated based on the portion of the year such officer served as an NEO.
(5)

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

Outstanding Equity Awards as of December 31, 2021

The following table presents information regarding the outstanding option awards held by each of the NEOs as of December 31, 2021:

	Option Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date(1)
Larry Edwards	7/28/2020	106,250	193,750	(2)	$3.89	7/28/2030
	7/28/2020	100,000	-	(3)	$3.89	7/28/2030
	12/10/2020	69,588	208,762	(2)	$4.53	12/10/2030
	4/15/2021	-	322	(2)	$4.18	4/15/2031
	4/30/2021	-	304	(2)	$4.44	4/30/2031
	5/14/2021	-	358	(2)	$3.76	5/14/2031
	5/28/2021	-	314	(2)	$4.30	5/28/2031
	6/15/2021	-	275	(2)	$4.90	6/15/2031
	6/30/2021	-	315	(2)	$4.28	6/30/2031
	7/15/2021	-	358	(2)	$3.76	7/15/2031
	7/30/2021	-	374	(2)	$3.61	7/30/2031
	8/13/2021	-	338	(2)	$3.98	8/13/2031
	8/31/2021	-	320	(2)	$4.21	8/31/2031
	9/15/2021	-	338	(2)	$3.99	9/15/2031
	9/30/2021	-	338	(2)	$3.99	9/30/2031
	10/15/2021	-	341	(2)	$3.96	10/15/2031
	10/29/2021	-	335	(2)	$4.02	10/29/2031
	11/15/2021	-	336	(2)	$4.01	11/15/2031
	11/30/2021	-	346	(2)	$3.90	11/30/2031
	12/15/2021	-	320	(2)	$4.21	12/15/2031
	12/30/2021	-	233	(2)	$4.61	12/30/2031
Michael Hearne	6/1/2020	37,500	62,500	(2)	$4.55	6/1/2030
	10/15/2020	49	120	(2)	$3.91	10/15/2030
	10/30/2020	57	139	(2)	$3.40	10/30/2030
	11/13/2020	38	103	(2)	$4.68	11/13/2030
	11/30/2020	36	98	(2)	$4.97	11/30/2030
	12/10/2020	13,048	39,143	(2)	$4.53	12/10/2030
	12/15/2020	37	110	(2)	$4.50	12/15/2030
	12/31/2020	412	1,236	(2)	$3.88	12/31/2030
	1/15/2021	-	136	(2)	$5.35	1/15/2031
	1/29/2021	-	118	(2)	$6.12	1/29/2031
	2/12/2021	-	108	(2)	$6.71	2/12/2031
	2/26/2021	-	139	(2)	$5.24	2/26/2031
	3/15/2021	-	127	(2)	$5.71	3/15/2031
	3/31/2021	-	172	(2)	$4.24	3/31/2031
	4/15/2021	-	173	(2)	$4.18	4/15/2031
	4/30/2021	-	164	(2)	$4.44	4/30/2031
	5/14/2021	-	193	(2)	$3.76	5/14/2031
	5/28/2021	-	169	(2)	$4.30	5/28/2031

6/15/2021	-	148	(2)	$4.90	6/15/2031
6/30/2021	-	170	(2)	$4.28	6/30/2031
7/15/2021	-	193	(2)	$3.76	7/15/2031
7/30/2021	-	201	(2)	$3.61	7/30/2031
9/15/2021	-	546	(2)	$3.99	9/15/2031
9/30/2021	-	182	(2)	$3.99	9/30/2031
10/15/2021	-	183	(2)	$3.96	10/15/2031
10/29/2021	-	181	(2)	$4.02	10/29/2031
11/15/2021	-	181	(2)	$4.01	11/15/2031
11/30/2021	-	186	(2)	$3.90	11/30/2031
12/15/2021	-	173	(2)	$4.21	12/15/2031
12/30/2021	-	157	(2)	$4.61	12/30/2031

(1)	All stock options expire 10 years from the grant date.
(2)

The stock option vests and becomes exercisable with respect to 25% of the underlying shares of common stock on the one-year anniversary of the vesting commencement date and then vests ratably on a monthly basis over the next three years.

(3)

On becoming President and Chief Executive Officer of the Company in July 2020, Mr. Edwards was granted options to purchase 100,000 shares of La Jolla common stock, which vested on December 31, 2021 based on La Jolla's achievement of an adjusted net income of greater than approximately $10.0 million for the year ended December 31, 2021.

Compensation Arrangements with Named Executive Officers

Current Named Executive Officers

Larry Edwards

In connection with his appointment as President and Chief Executive Officer in July 2020, the Company entered into an employment arrangement with Mr. Edwards. The employment arrangement initially provided Mr. Edwards with an annualized base salary of $500,000. Mr. Edwards is eligible to earn an annual cash performance bonus, with the target bonus amount being equal to a percentage of his annualized base salary. For 2020 and 2021, his target bonus amount was equal to 55% of his annualized base salary. For 2022, his target bonus amount is equal to 60% of his annualized base salary. The annual cash performance bonus is discretionary, and the actual bonus is determined by the Board's assessment of La Jolla’s achievement of its corporate goals. Mr. Edwards is also eligible to receive potential future cash bonuses totaling up to $169,000, which are tied to the achievement of certain XERAVA annual U.S. net sales thresholds and will be paid as follows: (i) $56,000 if XERAVA U.S. net sales are at least $35 million in any calendar year ending on or prior to December 31, 2024; and (ii) $113,000 if XERAVA U.S. net sales are at least $55 million in any calendar year ending on or prior to December 31, 2024.

In connection with his appointment, Mr. Edwards was granted options to purchase 400,000 shares of common stock of La Jolla, 300,000 of which are subject to the Company’s standard 4-year vesting (i.e., 25% vest on the first anniversary of the grant date, and the remaining 75% vest ratably on a monthly basis over the following three years), and the remaining 100,000 of which vested as of December 31, 2021 based on La Jolla's achievement of an adjusted net income of greater than approximately $10.0 million for the year ended December 31, 2021. At the discretion of the Board, Mr. Edwards is also eligible to receive additional equity interests in the Company in the form of stock option awards.

Mr. Edwards’s employment with La Jolla is for no specified period and constitutes “at-will” employment. As a result, Mr. Edwards is free to terminate his employment at any time, for any reason or for no reason. Similarly, La Jolla is free to terminate his employment at any time, for any reason or for no reason; provided, however, if La Jolla terminates his employment without cause, or Mr. Edwards terminates his employment for good reason, in each case within 12 months after a change in control event, then: (i) Mr. Edwards will receive as severance pay an amount equal to 18 months of his thencurrent base salary payable over an 18month period; (ii) Mr. Edwards will receive 100% of his thencurrent annual target bonus payable in a lump sum; and (iii) La Jolla will pay Mr. Edwards for continued medical coverage for up to 18 months following his separation date. These post-employment termination benefits are subject to La Jolla’s standard post-termination terms and conditions.

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

We identified our median employee as of December 31, 2021 based on a consistently applied compensation measure defined as the sum of: (i) annualized 2021 base salary; (ii) incentive bonuses earned in 2021; and (iii) the grant-date fair value of equity awards granted for services rendered in 2021. The aggregate grant-date fair value of equity awards was computed in accordance with FASB ASC Topic 718, as disclosed in Note 8 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

The annual total compensation of our median employee and Chief Executive Officer is defined as the sum of: (i) annualized 2021 base salary; (ii) incentive bonuses earned in 2021; (iii) the grant-date fair value of equity awards granted for services rendered in 2021; and (iv) the matching contribution to the 401(k) Plan account and life insurance premiums paid by the Company.

For the year ended December 31, 2021:

•	the annual total compensation of Larry Edwards, our President and Chief Executive Officer, was $2,389,409;

-

•	the annual total compensation of the median employee was $287,922; and

•	the CEO Pay Ratio was 8:1.

Director Compensation

Retainer Fees. Directors who are also our employees receive no extra compensation for their service on the Board. For the year ended December 31, 2021, our non-employee directors received an annual retainer fee of $60,000 and the Chair of the Audit Committee received an additional annual retainer fee of $15,000, both of which were paid quarterly. The Chairman of the Board, Mr. Tang, has elected to waive all cash compensation for his service as a director.

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

The following table shows the compensation earned in 2021 by the non-employee directors who served on the Board during the year ended December 31, 2021:

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Kevin Tang(2)	$-	$105,862	$105,862
Craig Johnson	$75,000	$105,862	$180,862
Laura Johnson	$60,000	$105,862	$165,862
David Ramsay	$60,000	$105,862	$165,862
Robert Rosen	$60,000	$105,862	$165,862

(1)

The amounts reported in this column reflect the grant-date fair values of stock options granted to each non-employee director in January 2022 for services rendered in 2021, calculated in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. For a discussion of the assumptions used to calculate the value of our stock options, see Note 8 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. In January 2022, each non-employee director was granted an option to purchase up to 30,000 shares of common stock at $4.81 per share, the closing price of the common stock on the grant date. As of December 31, 2021, the aggregate number of option awards outstanding for Kevin Tang, Craig Johnson, Laura Johnson, David Ramsay and Robert Rosen were 112,000, 161,000, 120,500, 60,000 and 112,000, respectively. For the avoidance of doubt, the aggregate number option awards outstanding as of December 31, 2021 does not include the stock options granted to each non-employee director in January 2022.

(2)	Mr. Tang has elected to waive all cash compensation for his service as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our shares of common stock as of April 15, 2022 for:

•	each stockholder or group of stockholders known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our directors;
•	each of our NEOs; and
•	all of our current directors and executive officers as a group.

Percentage of beneficial ownership of common stock is based on 25,621,657 shares of common stock outstanding as of April 15, 2022.

Beneficial ownership is determined in accordance with the rules of the SEC, and thus represents voting or investment power with respect to our securities as of April 15, 2022. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all equity interests beneficially owned, subject to community property laws where applicable. Unless otherwise noted below, the address of each person listed on the table is 201 Jones Road, Suite 400, Waltham, Massachusetts 02451.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
Greater than 5% Stockholders
Tang Capital Partners, LP(2)	9,607,934	37.50%
RTW Investments, LP(3)	2,587,907	9.99%
Directors and Named Executive Officers
Kevin Tang(2)	9,959,934	38.70%
Larry Edwards(4)	354,195	1.36%
David Ramsay(5)	157,000	*
Craig Johnson(6)	149,125	*
Laura Johnson(7)	121,000	*
Robert Rosen(8)	112,000	*
Michael Hearne(9)	80,047	*
All directors and executive officers as a group (7 persons)	10,933,300	41.13%

*	Represents beneficial ownership of less than one percent.
(1)

Shares of common stock underlying stock options exercisable within 60 days after April 15, 2022 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the stock options but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Shares of common stock that are potentially issuable on conversion of the Company’s Series C-1[2] Convertible Preferred Stock are deemed outstanding for the purpose of computing the percentage ownership of the person holding the Company’s Series C-12 Convertible Preferred Stock but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Based on Schedule 13D/A filed with the SEC on December 2, 2021. Kevin Tang, our Chairman, is the manager of the general partner of Tang Capital Partners, LP (“TCP”). Mr. Tang has a pecuniary interest in the shares beneficially held by TCP. Mr. Tang is the beneficial owner of 9,959,934 shares of common stock, which is comprised of: (i) 9,607,934 shares of common stock beneficially owned by TCP; (ii) 240,000 shares of common stock beneficially owned by the Kevin C. Tang Foundation; and (iii) 112,000 shares of common stock underlying stock options owned by Mr. Tang that are exercisable within 60 days of April 15, 2022. Mr. Tang has sole voting and investment power over 352,000 shares of common stock, and Mr. Tang, TCP and Tang Capital Management, LLC have shared voting and investment power over 9,607,934 shares of common stock. The beneficial ownership for TCP and Mr. Tang excludes 6,067,784 and 6,338,500 shares of common stock, respectively, that are potentially issuable on conversion of the Company’s Series C-1[2] Convertible Preferred Stock because the C-1[2] Convertible Preferred Stock have a limit on the ability of the holder to convert to the extent that the holder would beneficially own greater than 9.999% of shares of the Company’s common stock following such conversion, provided that the holder has the ability to waive, increase or decrease this limitation on conversion on providing the Company with 61 days of prior written notice. The address of the foregoing entities and person is 4747 Executive Drive, Suite 210, San Diego, CA 92121.

(3)

Based on Schedule 13G/A filed with the SEC on February 14, 2022. The beneficial ownership for RTW Investments, LP includes 260,004 of the 263,029 shares of common stock that are potentially issuable on conversion of the Company’s Series

C-1[2] Convertible Preferred Stock. RTW Investments, LP has shared voting and investment power over all reported shares of common stock. The beneficial ownership for RTW Investments, LP excludes 3,025 of the 263,029 shares of common stock that are potentially issuable on conversion of the Company’s Series C-1[2] Convertible Preferred Stock because the C-1[2] Convertible Preferred Stock have a limit on the ability of the holder to convert to the extent that the holder would beneficially own greater than 9.999% of shares of the Company’s common stock following such conversion, provided that the holder has the ability to waive, increase or decrease this limitation on conversion on providing the Company with 61 days of prior written notice. The address of RTW Investments, LP and Roderick Wong is 40 10th Avenue, Floor 7, New York, NY 10014.

(4)	Consists of 11,969 shares of common stock and 342,226 shares of common stock underlying stock options exercisable by Mr. Edwards within 60 days of April 15, 2022.
(5)	Consists of 100,000 shares of common stock and 57,000 shares of common stock underlying stock options exercisable by Mr. Ramsay within 60 days of April 15, 2022.
(6)	Consists of 149,125 shares of common stock underlying stock options exercisable by Mr. Johnson within 60 days of April 15, 2022.
(7)	Consists of 500 shares of common stock and 120,500 shares of common stock underlying stock options exercisable by Ms. Johnson within 60 days of April 15, 2022.
(8)	Consists of 112,000 shares of common stock underlying stock options exercisable by Mr. Rosen within 60 days of April 15, 2022.
(9)

Consists of 9,152 shares of common stock and 70,895 shares of common stock underlying stock options exercisable by Mr. Hearne within 60 days of April 15, 2022. Mr. Hearne, our Chief Financial Officer, is the Chief Financial Officer of the general partner of TCP. Mr. Hearne has a pecuniary interest in the shares beneficially held by TCP.

Equity Compensation Plan Information

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2021:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans, excluding Securities Reflected in Column (1) (3)
Equity compensation plans approved by security holders:
2013 Equity Incentive Plan	4,096,204	$7.22	5,503,796
2018 Employee Stock Purchase Plan	-	$-	335,473
Equity compensation plans not approved by security holders	-	$-	-
Total	4,096,204	$7.22	5,839,269

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Pursuant to our Code of Business Conduct and Ethics, our directors, officers and employees must disclose transactions involving actual or apparent conflicts of interest, such as related party transactions, to the Chairperson of the Audit Committee. Additionally, the Audit Committee is responsible for review and approval of all related party transactions in which any officer, director or stockholder has a direct or indirect interest and would be required to be disclosed under Item 404(a) of Regulation S-K, and has written policies and procedures for reviewing, approving or ratifying any transaction required to be reported under Item 404(a) of Regulation S-K. In reviewing related party transactions, the Audit Committee evaluates any transaction in which a “related person” (as defined in Item 404(a) of Regulation S-K) was, or is to be, a participant and the amount involved exceeds the threshold specified by SEC rules (generally $120,000), and in which the related person had, or will have, a direct or indirect material interest. The Audit Committee also will consider whether the proposed terms are at least as favorable to the Company as could be obtained from unaffiliated third parties and will confirm that there is a bona fide business purpose for the transaction.

The Company owns a non-voting interest in a related party, which provides the Company with the potential to receive a portion of the future distributions of free cash flow, if any. Investment funds affiliated with the Chairman of the Company’s board of directors have a controlling interest in the related party. During the years ended December 31, 2021 and 2020, the Company received distributions of $7.6 million and $6.3 million, respectively, in connection with this interest.

In September 2020, the Company entered into a sublease agreement for office space in San Diego, California with an entity of which the Chairman of the Company’s Board is also the chairman and chief executive officer. The sublease term is approximately 7 years, and the sublease expense is approximately $12,000 per month. The sublease is cancellable without penalty by either party with 30-days’ written notice. The Company made payments of approximately $0.2 million and $64,000 under the sublease in 2021 and 2020, respectively. Effective December 31, 2021, the Company terminated the San Diego sublease without penalty.

Since January 1, 2020, there were no other transactions, and there are no currently proposed transactions, between the Company and any “related person” where the amount exceeded or will exceed $120,000, and in which any “related person” had or will have a direct or indirect material interest, other than compensation arrangements described elsewhere in this Annual Report.

Director Independence

Our business affairs are managed under the direction of our Board, which is currently composed of 6 directors. Consistent with Nasdaq listing requirements, our Board makes an annual determination of the independence of our directors. This determination is made in conjunction with each annual meeting of stockholders. The Board has determined that Mr. Johnson, Ms. Johnson, Mr. Ramsay and Mr. Rosen are “independent” within the meaning of Nasdaq Marketplace Rules 5605(b) and 5605(a)(2). There are no family relationships among any of our directors or executive officers.

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

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is Baker Tilly US, LLP, San Diego, California, Auditor Firm ID: 23.

The following table represents aggregate fees for services provided by Baker Tilly US, LLP for each of the periods below:

	2021	2020
Audit Fees	$185,951	$182,730
Audit-related Fees	36,214	22,216
Tax Fees	-	-
All Other Fees	-	-
Total	$222,165	$204,946

Audit Fees. Audit fees consist of fees for professional services provided in connection with: (i) the audit of our annual financial statements; and (ii) the reviews of our quarterly financial statements.

Audit-related Fees. Audit-related fees consist of fees for professional services provided in connection with consents on our Registration Statements on Form S-8 and the audit of our 401(k) plans.

Our Audit Committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm for 2021 and 2020 were approved by the Audit Committee.

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

(a)(3) Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date Filed	Filed Herewith

2.1	Agreement and Plan of Merger, effective November 2, 2021, by and between La Jolla Pharmaceutical Company, a California Corporation, and La Jolla Pharmaceutical Company, a Delaware Corporation	8-K12B	11/2/2021

2.2	Certificate of Merger, effective November 2, 2021	8-K12B	11/2/2021

2.3	Agreement and Plan of Merger by and among La Jolla, Merger Sub and Tetraphase, dated June 24, 2020	8-K	6/24/2020

3.1	Amended and Restated Certificate of Incorporation of La Jolla Pharmaceutical Company, a Delaware Corporation	8-K12B	11/2/2021

3.2	Bylaws of La Jolla Pharmaceutical Company, a Delaware Corporation	8-K12B	11/2/2021

3.3	Specimen of Common Stock Certificate of La Jolla Pharmaceutical Company, a Delaware Corporation	8-K12B	11/2/2021

4.1*	Description of Securities

10.1+	Form of Indemnity Agreement of La Jolla Pharmaceutical Company, a Delaware Corporation	8-K12B	11/2/2021

10.2+	La Jolla Pharmaceutical Company Amended and Restated 2013 Equity Incentive Plan	8-K12B	11/2/2021

10.3+	La Jolla Pharmaceutical 2018 Employee Stock Purchase Plan	8-K12B	11/2/2021

10.4	The George Washington University Amended and Restated Patent License Agreement†	10-K	2/22/2018

10.5	Revenue Interest Agreement, dated May 10, 2018, among La Jolla Pharma, LLC and the Entities Managed by HealthCare Royalty Management, LLC	8-K	5/14/2018

10.6	PAION AG Exclusive Licensing Agreement, dated January 12, 2021†	10-K	3/8/2021

10.7	License Agreement, dated as of August 3, 2006, by and between the Registrant and the President and Fellows of Harvard College, as amended†	10-K	3/8/2021

10.8	Amendment, dated as of December 5, 2017, by and between the Registrant and the President and Fellows of Harvard College, as amended†	10-K	3/8/2021

10.9	Master Manufacturing Services Agreement, dated June 14, 2017, by and between the Registrant and Patheon UK Limited†	10-K	3/8/2021

10.10	License Agreement, dated February 20, 2018, by and between the Registrant and Everest Medicines Limited†	10-K	3/8/2021

10.11	Amendment No.1, dated July 29, 2019, to the License Agreement between Everest Medicines Limited and the Registrant	10-K	3/8/2021

10.12	Contingent Value Rights Agreement, dated as of July 17, 2020, between La Jolla Pharmaceutical Company and American Stock Transfer & Trust Company, LLC, as Rights Agent	8-K	7/29/2020
10.13	Sublease by and between Cotiviti, Inc. and La Jolla Pharmaceutical Company	10-K	3/8/2021

21.1*	Subsidiaries of La Jolla Pharmaceutical Company

23.1*	Consent of Independent Registered Public Accounting Firm Baker Tilly US, LLP

24.1*	Power of Attorney (included on the signature page of this Form 10-K)

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document			X

101.SCH	XBRL Taxonomy Extension Schema Document			X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

* Previously filed with the Original Filing.
** Previously furnished with the Original Filing.
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

LA JOLLA PHARMACEUTICAL COMPANY

Date: May 2, 2022	By:	/s/ Larry Edwards
Larry Edwards
Director, President and Chief Executive Officer