Form 10-Q
period 2022-03-31
LA JOLLA PHARMACEUTICAL CO
filed 2022-05-16
CIK 920465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 22, 2022 there were 25,556,239 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,169	$46,668
Short-term investments	390	-
Accounts receivable, net	5,729	8,610
Inventory, net	7,113	6,281
Prepaid expenses and other current assets	5,518	5,756
Total current assets	62,919	67,315
Goodwill	20,123	20,123
Intangible assets, net	12,933	13,321
Right-of-use lease assets	275	318
Property and equipment, net	88	113
Restricted cash	40	40
Total assets	$96,378	$101,230

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,789	$2,278
Accrued expenses	4,297	4,866
Accrued interest expense on deferred royalty obligation, current portion	5,957	5,163
Deferred revenue	2,849	2,849
Paycheck Protection Program loan	-	2,325
Lease liabilities, current portion	156	154
Total current liabilities	16,048	17,635
Deferred royalty obligation, net	124,519	124,503
Accrued interest expense on deferred royalty obligation, less current portion	25,262	24,590
Lease liabilities, less current portion	120	164
Fair value of contingent value rights	923	1,076
Total liabilities	166,872	167,968
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 25,663,667 and 26,783,544 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3	3
Series C-1[2] Convertible Preferred Stock, $0.0001 par value; 11,000 shares authorized, 3,906 shares issued and outstanding at March 31, 2022 and December 31, 2021; and liquidation preference of $3,906 at March 31, 2022 and December 31, 2021	3,906	3,906
Additional paid-in capital	982,687	986,445
Accumulated deficit	(1,057,090)	(1,057,092)
Total stockholders’ deficit	(70,494)	(66,738)
Total liabilities and stockholders’ deficit	$96,378	$101,230

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenue
Net product sales	$10,409	$8,637
License and other revenue	16	25,500
Total revenue	10,425	34,137
Operating expenses
Cost of product sales	2,165	2,731
Cost of license and other revenue	5	3,600
Selling, general and administrative	10,274	8,755
Research and development	27	1,558
Total operating expenses	12,471	16,644
(Loss) income from operations	(2,046)	17,493
Other income (expense)
Interest expense	(2,402)	(2,609)
Gain on forgiveness of Paycheck Protection Program loan	2,325	-
Other income—related party	1,583	-
Other income (expense)	543	(448)
Total other income (expense), net	2,049	(3,057)
Income before income taxes	3	14,436
Provision for income taxes	1	18
Net income	$2	$14,418
Earnings per share
Basic	$0.00	$0.53
Diluted	$0.00	$0.42
Shares used in computing earnings per share
Basic	26,163	27,427
Diluted	32,916	34,183

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(in thousands)

	Series C-1[2] Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	4	$3,906	26,784	$3	$986,445	$(1,057,092)	$(66,738)
Share-based compensation expense	-	-	-	-	1,262	-	1,262
Issuance of common stock under ESPP	-	-	42	-	159	-	159
Purchases of common stock under Stock Repurchase Plan	-	-	(1,162)	-	(5,179)	-	(5,179)
Net income	-	-	-	-	-	2	2
Balance at March 31, 2022	4	$3,906	25,664	$3	$982,687	$(1,057,090)	$(70,494)

	Series C-1[2] Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	4	$3,906	27,403	$3	$984,756	$(1,076,752)	$(88,087)
Share-based compensation expense	-	-	-	-	1,116	-	1,116
Issuance of common stock under 2013 Equity Plan	-	-	29	-	154	-	154
Issuance of common stock under ESPP	-	-	17	-	81	-	81
Net income	-	-	-	-	-	14,418	14,418
Balance at March 31, 2021	4	$3,906	27,449	$3	$986,107	$(1,062,334)	$(72,318)

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Operating activities
Net income	$2	$14,418
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash interest expense	1,482	1,736
Share-based compensation expense	1,262	1,116
Amortization of intangible assets	388	388
Amortization of right-of-use lease assets	43	46
Depreciation expense	25	29
Loss on short-term investments	309	-
Gain on forgiveness of Paycheck Protection Program loan	(2,325)	-
Gain on sale of non-controlling equity interest	(699)	-
(Gain) loss on change in fair value of contingent value rights	(153)	450
Inventory fair value step-up adjustment included in cost of product sales	-	850
Changes in operating assets and liabilities:
Accounts receivable, net	2,881	1,681
Inventory, net	(832)	(211)
Prepaid expenses and other current assets	238	(2,716)
Accounts payable	511	(1,664)
Accrued expenses	(569)	1,101
Lease liabilities	(42)	(46)
Net cash provided by operating activities	2,521	17,178
Investing activities
Net cash provided by (used for) investing activities	-	-
Financing activities
Purchases of common stock under Stock Repurchase Plan	(5,179)	-
Net proceeds from issuance of common stock under ESPP	159	81
Net proceeds from issuance of common stock under 2013 Equity Plan	-	154
Net cash (used for) provided by financing activities	(5,020)	235
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,499)	17,413
Cash, cash equivalents and restricted cash, beginning of period	46,708	21,261
Cash, cash equivalents and restricted cash, end of period	$44,209	$38,674
Supplemental disclosure of non-cash investing and financing activities
Sale of non-controlling equity interest	$699	$-
Forgiveness of Paycheck Protection Program loan	$2,325	$-
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$44,169	$38,634
Restricted cash	40	40
Total cash, cash equivalents and restricted cash	$44,209	$38,674

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

As of March 31, 2022, La Jolla had $44.6 million of cash, cash equivalents and short-term investments compared to $46.7 million as of December 31, 2021. The $2.1 million decrease in cash, cash equivalents and short-term investments is primarily due to $2.5 million of net cash provided by operating activities, offset by $5.2 million in purchases of the Company’s common stock under its stock repurchase plan. Based on the Company’s current operating plans and projections, the Company expects that its existing cash, cash equivalents and short-term investments will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company expects to fund future operations with existing cash or cash generated from operations.

2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022 (the “Form 10-K”). The accompanying condensed consolidated financial statements include the accounts of La Jolla Pharmaceutical Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and the accompanying notes. Actual results may differ materially from these estimates. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or any future interim or annual periods. The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated balance sheet as of December 31, 2021 contained in the Form 10-K.

Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not affect net income, stockholders’ deficit or cash flows.

Summary of Significant Accounting Policies

During the three months ended March 31, 2022, other than the short-term investments policy described below, there have been no changes to the Company’s significant accounting policies as described in Note 2 of the Form 10-K.

Short-term investments

Short-term investments are comprised of marketable equity securities and measured at fair value on a recurring basis in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 321, Investments—Equity Securities. Any unrealized gain (loss) is recorded in other income (expense), net. Marketable equity securities are classified as Level 1 in the ASC Topic 820-10, three-tier fair value hierarchy.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. The Company maintains its cash in checking and savings accounts at federally insured financial institutions in excess of federally insured limits.

During the three months ended March 31, 2022, 287 hospitals in the U.S. purchased GIAPREZA, and 471 hospitals and other healthcare organizations in the U.S. purchased XERAVA. Hospitals and other healthcare organizations generally purchase our products through a network of specialty distributors. These specialty distributors are considered our customers for accounting purposes. The Company does not believe that the loss of one of these distributors would significantly impact the ability to distribute our products, as the Company expects that sales volume would be absorbed by the remaining distributors. The following table includes the percentage of U.S. net product sales and accounts receivable balances for the Company’s three major customers, each of which comprised 10% or more of its U.S. net product sales:

	U.S. Net Product Sales	Accounts Receivable
	Three Months Ended March 31, 2022	As of March 31, 2022
Customer A	36%	44%
Customer B	28%	29%
Customer C	29%	24%
Total	93%	97%

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

3.  Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period, without consideration of potential common shares. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus potential common shares. Convertible preferred stock and stock options are considered potential common shares and are included in the calculation of diluted earnings per share using the if-converted method and treasury stock method, respectively, when their effect is dilutive. Potential common shares are excluded from the calculation of diluted earnings per share when their effect is anti-dilutive.

For the three months ended March 31, 2022, there were 6.8 million potential common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 6.7 million shares of common stock issuable upon conversion of existing convertible preferred stock; and (ii) 18,000 stock options. For the three months ended March 31, 2022 and 2021, there were 6.4 million and 4.1 million, respectively, of potential common shares that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

4.  Balance Sheet Details

Restricted Cash

Restricted cash as of March 31, 2022 and December 31, 2021 consisted of a $40,000 security deposit for the Company’s corporate purchasing credit card.

Inventory, Net

Inventory, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$1,159	$802
Work-in-process	4,069	3,844
Finished goods	1,885	1,635
Total inventory, net	$7,113	$6,281

As of March 31, 2022 and December 31, 2021, total inventory is recorded net of inventory reserves of $1.0 million and $0.8 million, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Refundable withholding tax	$3,375	$3,375
Prepaid insurance	359	473
Prepaid clinical costs	188	188
Prepaid manufacturing costs	113	113
Other prepaid expenses and current assets	1,483	1,607
Total prepaid expenses and other current assets	$5,518	$5,756

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Computer hardware	$319	$319
Furniture and fixtures	309	309
Software	203	203
Total property and equipment, gross	831	831
Accumulated depreciation and amortization	(743)	(718)
Total property and equipment, net	$88	$113

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	Useful Life	March 31,	December 31,
	(years)	2022	2021
Technology	10	$14,000	$14,000
Trade name	10	1,520	1,520
Total intangible assets, gross		15,520	15,520
Accumulated amortization		(2,587)	(2,199)
Total intangible assets, net		$12,933	$13,321

The Company recorded amortization expense of $0.4 million for each of the three months ended March 31, 2022 and 2021. The estimated aggregate amortization expense for each of the 5 succeeding years is $1.6 million.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued payroll and related expenses	$1,000	$1,991
Accrued royalties and in-license fees	1,204	1,299
Accrued professional fees	599	410
Accrued manufacturing costs	236	232
Accrued other	1,258	934
Total accrued expenses	$4,297	$4,866

5.  Paycheck Protection Program loan

On April 22, 2020, the Company entered into a promissory note for $2.3 million under the Paycheck Protection Program (the “PPP Loan”). On March 22, 2022, the U.S. Small Business Administration notified the Company that 100% of the outstanding principal and accrued interest on the PPP Loan had been forgiven. As a result, the Company recorded a $2.3 million gain on forgiveness of the PPP Loan in other income (expense), net during the three months ended March 31, 2022.

6. Contingent Value Rights

On July 28, 2020, La Jolla completed its acquisition of Tetraphase Pharmaceuticals, Inc. and its subsidiaries (“Tetraphase”), a biopharmaceutical company focused on commercializing XERAVA, for $43 million in upfront cash plus potential future cash payments pursuant to contingent value rights (“CVRs”). As of March 31, 2022 and December 31, 2021, the holders of the CVRs are entitled to receive potential future cash payments of up to $13.5 million in the aggregate upon the achievement of certain net sales of XERAVA in the U.S. as follows: (i) $4.5 million if XERAVA U.S. net sales are at least $35 million during any calendar year ending on or prior to December 31, 2024; and (ii) $9 million if XERAVA U.S. net sales are at least $55 million during any calendar year ending on or prior to December 31, 2024.

In connection with La Jolla’s purchase price allocation as of the acquisition date, La Jolla recorded a liability equal to the estimated fair value of future cash payments pursuant to the CVRs based on a Monte Carlo simulation. The CVRs are measured at fair value on a recurring basis, and any gain (loss) resulting from the change in fair value of CVRs are recorded in other income (expense), net. The CVRs are classified as Level 3 in the ASC Topic 820-10 three-tier fair value hierarchy.

As of March 31, 2022 and December 31, 2021, the fair value of the CVRs was $0.9 million and $1.1 million, respectively. During the three months ended March 31, 2022 and 2021, the Company recorded a gain (loss) resulting from the change in fair value of CVRs of $0.2 million and $(0.5) million, respectively.

7.  Deferred Royalty Obligation

In May 2018, the Company closed a $125.0 million royalty financing agreement (the “Royalty Agreement”) with HealthCare Royalty Partners (“HCR”). Under the terms of the Royalty Agreement, the Company received $125.0 million in exchange for tiered royalty payments on worldwide net sales of GIAPREZA. HCR is entitled to receive quarterly royalties on worldwide net sales of GIAPREZA beginning April 1, 2018. Quarterly payments to HCR under the Royalty Agreement start at a maximum royalty rate, with step-downs based on the achievement of annual net product sales thresholds. Through December 31, 2021, the maximum royalty rate was 10%. Starting January 1, 2022, the maximum royalty rate increased by 4%, and starting January 1, 2024, the maximum royalty rate may increase by an additional 4%, if an agreed-upon, cumulative net product sales threshold has not been met. The Royalty Agreement is subject to maximum aggregate royalty payments to HCR of $225.0 million. The Royalty Agreement expires upon the first to occur of January 1, 2031 or when the maximum aggregate royalty payments have been made. The Royalty Agreement was entered into by the Company’s wholly owned subsidiary, La Jolla Pharma, LLC, and HCR has no recourse under the Royalty Agreement against La Jolla Pharmaceutical Company or any assets other than GIAPREZA.

On receipt of the $125.0 million payment from HCR, the Company recorded a deferred royalty obligation of $125.0 million, net of issuance costs of $0.7 million. For the three months ended March 31, 2022 and 2021, the Company recognized interest expense, including amortization of the obligation discount, of $2.4 million and $2.6 million, respectively. The carrying value of the deferred royalty obligation as of March 31, 2022 and December 31, 2021 was $124.5 million, net of unamortized obligation discount of $0.5 million, which was classified as a noncurrent liability. The related accrued interest expense as of March 31, 2022 and December 31, 2021 was $31.2 million and $29.8 million, respectively, of which $25.3 million and $24.6 million was classified as noncurrent liabilities, respectively. During each of the three months ended March 31, 2022 and 2021, the Company made royalty payments to HCR of $0.9 million. As of March 31, 2022 and December 31, 2021, the Company recorded royalty obligations payable of $1.1 million and $0.9 million, respectively, in accrued expenses. The deferred royalty obligation is classified as Level 3 in the FASB ASC Topic 820-10, three-tier fair value hierarchy, and its carrying value approximates fair value.

Under the terms of the Royalty Agreement, La Jolla Pharma, LLC has certain obligations, including the obligation to use commercially reasonable and diligent efforts to commercialize GIAPREZA. If La Jolla Pharma, LLC is held to not have met these obligations, HCR would have the right to terminate the Royalty Agreement and demand payment from La Jolla Pharma, LLC of either $125.0 million or $225.0 million (depending on which obligation La Jolla Pharma, LLC is held to not have met), minus aggregate royalties already paid to HCR. In the event that La Jolla Pharma, LLC fails to timely pay such amount if and when due, HCR would have the right to foreclose on the GIAPREZA-related assets. The Company concluded that certain of these contract provisions that could result in an acceleration of amounts due under the Royalty Agreement are embedded derivatives that require bifurcation from the deferred royalty obligation and fair value recognition. The Company determined the fair value of each derivative by assessing the probability of each event occurring, as well as the potential repayment amounts and timing of such repayments that would result under various scenarios. As a result of this assessment, the

Company determined that the fair value of the embedded derivatives is immaterial as of March 31, 2022 and December 31, 2021. Each reporting period, the Company estimates the fair value of the embedded derivatives until the features lapse and/or the termination of the Royalty Agreement. Any material change in the fair value of the embedded derivatives will be recorded as either a gain or loss on the condensed consolidated statements of operations.

8.  Commitments and Contingencies

Lease Commitments

In December 2020, the Company entered into a sublease agreement for office space in Waltham, Massachusetts (the “Waltham Sublease”). The Waltham Sublease commenced on December 21, 2020 and expires on November 30, 2023. In addition to rent of approximately $15,000 per month, the Waltham Sublease requires the Company to pay certain taxes, insurance and operating costs relating to the leased premises (collectively, “Lease Operating Costs”). The Waltham Sublease contains customary default provisions, representations, warranties and covenants. The Waltham Sublease is classified as an operating lease. The Company recognizes the Waltham Sublease expense in the condensed consolidated statements of operations and records a lease liability and right-of-use asset for this lease. The option to extend the Waltham Sublease was not recognized as part of the Company’s lease liabilities and right-of-use lease assets.

Future minimum lease payments, excluding Lease Operating Costs, as of March 31, 2022 are as follows (in thousands):

2022	$136
2023	166
Thereafter	-
Total future minimum lease payments	302
Less: discount	(26)
Total lease liabilities	$276

Lease expense under current and former leases was approximately $45,000 and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of lease liabilities was $45,000 and $50,000 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the weighted-average remaining lease term and the weighted-average discount rate for the Company’s only operating lease, the Waltham Sublease, was 1.7 years and 3.3%, respectively.

Legal Proceedings

On February 15, 2022, the Company received a paragraph IV notice of certification (the “Notice Letter”) from Gland Pharma Limited (“Gland”) advising that Gland had submitted an Abbreviated New Drug Application (“ANDA”) to the FDA seeking approval to manufacture, use or sell a generic version of GIAPREZA® in the U.S. prior to the expiration of U.S. Patent Nos.: 9,220,745; 9,572,856; 9,867,863; 10,028,995; 10,335,451; 10,493,124; 10,500,247; 10,548,943; 11,096,983; and 11,219,662 (the “GIAPREZA Patents”), which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). The Notice Letter alleges that the GIAPREZA Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Gland’s ANDA.

On March 29, 2022, the Company filed a complaint for patent infringement of the GIAPREZA Patents against Gland and certain related entities in the United States District Court for the District of New Jersey in response to Gland’s ANDA filing. In accordance with the Hatch-Waxman Act, because GIAPREZA is a new chemical entity and the Company filed a complaint for patent infringement within 45 days of receipt of the Notice Letter, the FDA cannot approve Gland’s ANDA any earlier than 7.5 years from the approval of the GIAPREZA NDA unless the District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable and/or not infringed. The Company intends to vigorously enforce its intellectual property rights relating to GIAPREZA.

9.  Stockholders’ Deficit

Preferred Stock

As of March 31, 2022 and December 31, 2021, 3,906 shares of Series C-12 Convertible Preferred Stock (“Series C-12 Preferred”) were issued and outstanding, and convertible into 6,735,378 shares of common stock. As of March 31, 2022 and December 31, 2021, the Series C-12 Preferred liquidation preference was approximately $3.9 million. The Series C-12 Preferred does not pay a dividend. The holders of the Series C-12 Preferred do not have voting rights, other than for general protective rights required by the Delaware General Corporation Law.

Stock Repurchase Plan

On November 17, 2021, the Company announced that it would commence a stock repurchase plan for up to $10 million of the Company’s common stock. On March 7, 2022, the Board approved a $5 million increase to the stock repurchase plan from up to $10 million to up to $15 million of the Company’s common stock. The plan has no time limit and can be discontinued at any time. For the three months ended March 31, 2022, the Company repurchased approximately 1.2 million shares of its common stock for $5.2 million, including commissions.

10.  Equity Incentive Plans

2013 Equity Incentive Plan

A total of 9,600,000 shares of common stock have been reserved for issuance under the La Jolla Pharmaceutical Company 2013 Equity Incentive Plan (the “2013 Equity Plan”). As of March 31, 2022 and December 31, 2021, 3,167,189 and 5,503,796 shares of common stock, respectively, remained available for future grants under the 2013 Equity Plan.

2018 Employee Stock Purchase Plan

A total of 750,000 shares of common stock have been reserved for issuance under the La Jolla Pharmaceutical Company 2018 Employee Stock Purchase Plan (the “ESPP”). As of March 31, 2022 and December 31, 2021, 293,412 and 335,473 shares of common stock, respectively, remained available for future grants under the ESPP.

Equity Awards

The activity related to equity awards, which are comprised of stock options, during the three months ended March 31, 2022 is summarized as follows:

	Equity Awards	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term(1) (years)	Aggregate Intrinsic Value(2) (millions)
Outstanding at December 31, 2021	4,096,204	$7.22
Granted	2,427,605	$4.78
Exercised	-	$-
Cancelled/forfeited	(90,998)	$5.86
Outstanding at March 31, 2022	6,432,811	$6.32	8.6	$0.3
Exercisable at March 31, 2022	1,940,093	$10.13	6.9	$0.1

(1) Represents the weighted-average remaining contractual term of stock options.

(2) Aggregate intrinsic value represents the product of the number of equity awards outstanding or equity awards exercisable multiplied by the difference between the Company’s closing stock price per share on the last trading day of the period, which was $4.27 as of March 31, 2022, and the exercise price.

Share-based Compensation Expense

The classification of share-based compensation expense is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Selling, general and administrative	$1,245	$840
Research and development	17	276
Total share-based compensation expense	$1,262	$1,116

As of March 31, 2022, total unrecognized share-based compensation expense related to unvested equity awards was $14.2 million, which is expected to be recognized over a weighted-average period of 3.2 years. As of March 31, 2022, there was no unrecognized share-based compensation expense related to shares of common stock issued under the ESPP.

11.  Other Income—Related Party

The Company owns a non-voting interest in a related party, which provides the Company with the potential to receive a portion of the future distributions of free cash flow, if any. Investment funds affiliated with the Chairman of the Company’s board of directors have a controlling interest in the related party. During the three months ended March 31, 2022, the Company received distributions of $1.6 million in connection with this interest. During the three months ended March 31, 2021, the Company did not receive any distributions in connection with this interest.

12.  License Agreements

In-license Agreements

George Washington University

In December 2014, the Company entered into a patent license agreement with George Washington University (“GW”), which was subsequently amended and restated (the “GW License”) and assigned to La Jolla Pharma, LLC. Pursuant to the GW License, GW exclusively licensed to the Company certain intellectual property rights relating to GIAPREZA, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA. Under the GW License, La Jolla Pharma, LLC is obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA. The Company has paid a one-time license initiation fee, annual maintenance fees, an amendment fee, additional payments following the achievement of certain development and regulatory milestones and royalties. The Company is obligated to pay a 6% royalty on net sales of GIAPREZA and 15% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering GIAPREZA. During the three months ended March 31, 2022 and 2021, the Company made payments to GW of $0.6 million and $2.8 million, respectively.

Harvard University

In August 2006, the Company entered into a license agreement with Harvard University (“Harvard”), which was subsequently amended and restated (the “Harvard License”). Pursuant to the Harvard License, Harvard exclusively licensed to the Company certain intellectual property rights relating to tetracycline-based products, including XERAVA, including the exclusive rights to certain issued patents and patent applications covering such products. Under the Harvard License, the Company is obligated to use commercially reasonable efforts to develop, commercialize, market and sell tetracycline-based products, including XERAVA. For each product covered by the Harvard License, the Company is obligated to make certain payments for the following: (i) up to approximately $15.1 million upon the achievement of certain clinical development and regulatory milestones; (ii) a 5% royalty on direct U.S. net sales of XERAVA; (iii) a single-digit tiered royalty on direct ex-U.S. net sales of XERAVA, starting at a minimum royalty rate of 4.5%, with step-ups to a maximum royalty of 7.5% based on the achievement of annual net product sales thresholds; and (iv) 20% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering tetracycline-based products, including XERAVA. During each of the three months ended March 31, 2022 and 2021, the Company made payments to Harvard of $0.1 million, none of which related to clinical development and regulatory milestones.

Paratek Pharmaceuticals, Inc.

In March 2019, the Company entered into a license agreement with Paratek Pharmaceuticals, Inc. (“Paratek”), which was subsequently amended and restated (the “Paratek License”). Pursuant to the Paratek License, Paratek

non-exclusively licensed to the Company certain intellectual property rights relating to XERAVA, including non-exclusive rights to certain issued patents and patent applications covering XERAVA. The Company is obligated to pay Paratek a 2.25% royalty based on direct U.S. net sales of XERAVA. The Company’s obligation to pay royalties with respect to the licensed product is retroactive to the date of the first commercial sale of XERAVA and shall continue until there are no longer any valid claims of the Paratek patents, which will expire in October 2023. During each of the three months ended March 31, 2022 and 2021, the Company made royalty payments to Paratek of $0.1 million.

Out-license Agreements

PAION AG

In January 2021, La Jolla Pharmaceutical Company and certain of its wholly owned subsidiaries, including La Jolla Pharma, LLC and Tetraphase Pharmaceuticals, Inc., entered into an exclusive license agreement (the “PAION License”) with PAION AG and its wholly owned subsidiary (collectively, “PAION”). Pursuant to the PAION License, La Jolla granted PAION an exclusive license to commercialize GIAPREZA and XERAVA in the European Economic Area, the United Kingdom and Switzerland (collectively, the “PAION Territory”). La Jolla has received an upfront cash payment of $22.5 million, less a 15% refundable withholding tax, and is entitled to receive potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments. La Jolla recognized the upfront cash payment of $22.5 million as license and other revenue for the three months ended March 31, 2021, and the 15% refundable withholding tax of $3.4 million was recorded as an other current asset as of March 31, 2022 and December 31, 2021. In addition, royalties payable under the PAION License will be subject to reduction on account of generic competition and after patent expiration in a jurisdiction. Pursuant to the PAION License, PAION will be solely responsible for the future development and commercialization of GIAPREZA and XERAVA in the PAION Territory. PAION is required to use commercially reasonable efforts to commercialize GIAPREZA and XERAVA in the PAION Territory. The Company has not received any payments from PAION related to either royalties or commercial milestones.

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

Everest Medicines Limited

In February 2018, the Company entered into a license agreement with Everest, which was subsequently amended and restated (the “Everest License”). Pursuant to the Everest License, the Company granted Everest an exclusive license to develop and commercialize XERAVA for the treatment of cIAI and other indications in mainland China, Taiwan, Hong Kong, Macau, South Korea, Singapore, the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines (collectively, the “Everest Territory”). The Company is eligible to receive an additional $8.0 million regulatory milestone payment and up to an aggregate of $20.0 million in sales milestone payments. The Company is also entitled to receive tiered royalties from Everest at percentages in the low double digits on sales, if any, in the Everest Territory of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Everest Territory until the latest to occur of: (i) the last-to-expire of specified patent rights in such jurisdiction in the Everest Territory; (ii) expiration of marketing or regulatory exclusivity in such jurisdiction in the Everest Territory; or (iii) 10 years after the first commercial sale of a product in such jurisdiction in the Everest Territory. In March 2021, the Company received a $3.0 million milestone payment associated with the submission of an NDA with the China National Medical Products Administration (“NMPA”) for XERAVA for the treatment of cIAI in patients in China. Amounts due under the Harvard License for this milestone payment were included as research and development expense on the condensed consolidated statements of operations. XERAVA was approved in Singapore by the Health Science Authority in April 2020.

In May 2021, the Company entered into a commercial supply agreement with Everest whereby the Company will supply Everest a minimum quantity of XERAVA through December 31, 2023 and will transfer to Everest certain XERAVA-related manufacturing know-how. Pursuant to the supply agreement: (i) the Company received $6.8 million of upfront payments during the year ended December 31, 2021 comprised of: (1) a $4.0 million upfront technology transfer payment; and (2) a $2.8 million partial prepayment for XERAVA that is expected to be delivered to Everest during 2022; (ii) the Company received an additional $1.0 million technology transfer payment in January, 2022; and (iii) the Company will be reimbursed for direct and certain indirect manufacturing costs at 110%

of cost through December 31, 2023. The Company recognized the $5.0 million of technology transfer-related payments as license and other revenue during the year ended December 31, 2021 as Everest obtained control of the XERAVA-related manufacturing know-how prior to December 31, 2021. The Company recognized the $2.8 million partial prepayment for XERAVA that is expected to be delivered to Everest during 2022 as deferred revenue as of March 31, 2022 and December 31, 2021 as the performance obligation to deliver XERAVA had not yet been satisfied.

13.  Short-term Investments

In January 2022, AcelRx Pharmaceuticals, Inc. (“AcelRx”) closed its acquisition of Lowell Therapeutics, Inc. (“Lowell”), a privately held company in which La Jolla held an approximately 15% non-controlling equity interest. Through the closing of the acquisition, La Jolla’s investment in Lowell was measured at its contributed cost of zero in the consolidated balance sheets in accordance with the measurement alternative pursuant to FASB ASC 321, Investments—Equity Securities. In connection with AcelRx’s acquisition of Lowell, La Jolla received: (i) approximately 1.4 million shares of AcelRx common stock; and (ii) contingent value rights (“AcelRx CVRs”) that entitle La Jolla to receive up to approximately $3.9 million on the achievement of certain regulatory and sales-based milestones. The AcelRx CVRs will be paid in AcelRx common stock or cash at the discretion of AcelRx. La Jolla is also entitled to receive up to approximately 0.2 million shares of AcelRx common stock, if such shares are not used to satisfy certain obligations of Lowell and its security holders made in connection with the acquisition.

The shares of AcelRx common stock received by La Jolla are considered marketable equity securities, which are measured at fair value on a recurring basis and classified as Level 1 in the ASC Topic 820-10 three-tier fair value hierarchy. Any unrealized gain (loss) is recorded in other income (expense), net. Any potential consideration received in connection with the AcelRx CVRs is contingent upon the achievement of certain regulatory and sales-based milestones. Accordingly, the AcelRx CVRs are deemed a “gain contingency” pursuant to FASB ASC 450, Contingencies, and the Company will record a gain in other income (expense), net upon the achievement of such milestones.

In connection with the closing of the acquisition, La Jolla recorded $0.7 million of short-term investments and a $0.7 million gain on sale of its non-controlling equity interest in Lowell in other income (expense), net, which is equal to the approximately 1.4 million shares of AcelRx common stock received, multiplied by the closing price of the common stock on the acquisition date. As of March 31, 2022, the fair value of short-term investments was $0.4 million. For the three months ended March 31, 2022, the Company recorded a $0.3 million loss on short-term investments in other income (expense), net.

14. Income Taxes

For the three months ended March 31, 2022 and 2021, the Company recorded a provision for income taxes of $1,000 and $18,000, respectively. As of March 31, 2022 and December 31, 2021, the Company established a full valuation allowance against its federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

15. Subsequent Event

On April 5, 2022, the Company received distributions of $2.2 million in connection with its non-voting interest in a related party.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 9, 2022 (the “Form 10-K”).

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

Results of Operations

The following table summarizes our results of operations for each of the periods below (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Change
Net product sales	$10,409	$8,637	$1,772
License and other revenue	16	25,500	(25,484)
Cost of product sales	2,165	2,731	(566)
Cost of license and other revenue	5	3,600	(3,595)
Selling, general and administrative expense	10,274	8,755	1,519
Research and development expense	27	1,558	(1,531)
Other income (expense), net	2,049	(3,057)	5,106
Provision for income taxes	1	18	(17)
Net income	$2	$14,418	$(14,416)

Net Product Sales

Net product sales consist of revenue recognized from sales of GIAPREZA and XERAVA to hospitals and other healthcare organizations in the U.S., generally through a network of specialty distributors. These specialty distributors are considered our customers for accounting purposes.

For the three months ended March 31, 2022, La Jolla’s net product sales were $10.4 million compared to $8.6 million for the same period in 2021, an increase of 21%. GIAPREZA U.S. net product sales were $7.7 million for the three months ended March 31, 2022 compared to $6.8 million for the same period in 2021, an increase of 13%. XERAVA U.S. net product sales were $2.7 million for the three months ended March 31, 2022 compared to $1.8 million for the same period in 2021, an increase of 50%. The increase in GIAPREZA and XERAVA U.S. net product sales is primarily due to an increase in the number of vials sold to our customers.

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

For the three months ended March 31, 2022, La Jolla’s license and other revenue was $16,000 compared to $25.5 million for the same period in 2021. The 2021 period included a $22.5 million upfront payment and a $3.0 million milestone payment received in connection with the Company’s agreements with PAION AG and Everest Medicines Limited covering ex-U.S. rights to GIAPREZA and XERAVA.

Cost of Product Sales

Cost of product sales consists primarily of expense associated with: (i) manufacturing; (ii) royalties payable to George Washington University, Harvard University and Paratek Pharmaceuticals, Inc.; (iii) shipping and distribution; and (iv) the inventory fair value step-up adjustment recorded in connection with the acquisition of Tetraphase.

For the three months ended March 31, 2022, La Jolla’s cost of product sales was $2.2 million compared to $2.7 million for the same period in 2021. The 2021 period included a $0.9 million inventory fair value step-up adjustment recorded in connection with the acquisition of Tetraphase. No such adjustment was included in costs of product sales for the three months ended March 31, 2022.

Cost of License and Other Revenue

Cost of license and other revenue consists of amounts due under in-license agreements and commercial supply agreements in connection with license and other revenue from commercially approved product. Cost of license and other revenue recognized in connection with product that is not commercially approved is recorded as research and development expense.

For the three months ended March 31, 2022, La Jolla’s cost of license and other revenue was $5,000 compared to $3.6 million for the same period in 2021. This decrease is due to a decrease in amounts due under the George Washington University and Harvard University license agreements in connection with the upfront cash payment received pursuant to the PAION AG out-license agreement.

Selling, General and Administrative Expense

Selling, general and administrative expense consists of non-personnel and personnel expenses. Non-personnel-related expense includes expense related to: (i) sales and marketing costs such as speaker programs, advertising and promotion; (ii) professional fees for legal, patent, consulting, surveillance, regulatory filings and accounting; (iii) amortization of intangible assets; and (iv) facilities and information technology. Personnel-related expense includes expense related to salaries, benefits and share-based compensation for personnel engaged in sales, finance and administrative functions. We expect our selling, general and administrative expense to increase modestly in 2022 to support growing net product sales for both GIAPREZA and XERAVA.

The following table summarizes these expenses for each of the periods below (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Change
Non-personnel expense:
Sales and marketing	$1,357	$1,195	$162
Professional fees	1,585	1,528	57
Facility	67	14	53
Other	1,048	792	256
Total non-personnel expense	4,057	3,529	528
Personnel expense:
Salaries, bonuses and benefits	4,972	4,386	586
Share-based compensation expense	1,245	840	405
Total personnel expense	6,217	5,226	991
Total selling, general and administrative expense	$10,274	$8,755	$1,519

During the three months ended March 31, 2022, total selling, general and administrative non-personnel expense increased compared to the same period in 2021 primarily as a result of: (i) an increase in speaker programs, advertising and other promotional activities to support growing net product sales for both GIAPREZA and XERAVA; (ii) an increase in non-personnel allocations to general and administrative activities; and (iii) an increase in other administrative expenses.

During the three months ended March 31, 2022, total selling, general and administrative personnel expense increased compared to the same period in 2021 primarily as a result of: (i) an increase in the average per cost of employee; (ii) an increase in personnel allocations to general and administrative activities; and (iii) an increase in share-based compensation expense resulting from an increase in the volume and grant date fair value of stock options granted to employees in connection with their annual performance.

Research and Development Expense

Research and development expense consists of non-personnel and personnel expenses. Non-personnel-related expense includes expense related to: (i) manufacturing development; (ii) amounts due under in-license agreements for drug product that is not commercially approved; and (iii) conducting post-marketing pediatric studies. Personnel-related expense includes expense related to salaries, benefits and share-based compensation for personnel engaged in research and development functions. We do not expect our research and development expense to be significant going forward.

For the three months ended March 31, 2022, total research and development expense was $27,000 compared to $1.6 million for the same period in 2021. This decrease is primarily due to: (i) a $0.6 million decrease in amounts due under in-license agreements for drug product that was not commercially approved; (ii) a $0.4 million decrease in manufacturing development and post-marketing pediatric study expenses; and (iii) a $0.4 million decrease in total research and development personnel expense, including share-based compensation expense, due to a decrease in personnel allocations to research and development activities.

Other Income (Expense), Net

Other income (expense), net consists primarily of the following: (i) interest expense accrued for our deferred royalty obligation; (ii) income from distributions received in connection with our non-voting interest in a related party; (iii) a gain on the forgiveness of Paycheck Protection Program loan (“PPP Loan”); and (iv) gains and/or losses resulting from changes in the fair value of contingent value rights (“CVRs”).

For the three months ended March 31, 2022, other income (expense), net was $2.0 million compared to $(3.1) million for the same period in 2021. This increase is primarily due to: (i) a $2.3 million increase due to a gain on the forgiveness of the PPP Loan by the U.S. Small Business Administration; (ii) a $1.6 million increase in the receipt of distributions in connection with the Company’s non-voting interest in a related party; (iii) a $0.7 million gain on the sale of our non-controlling equity interest of Lowell; and (iv) a $0.6 million net increase in the change in fair value of CVRs.

Liquidity and Capital Resources

As of March 31, 2022, La Jolla had $44.6 million of cash, cash equivalents and short-term investments compared to $46.7 million as of December 31, 2021. The $2.1 million decrease in cash, cash equivalents and short-term investments is primarily due to $2.5 million of net cash provided by operating activities, offset by $5.2 million in purchases of the Company’s common stock under its stock repurchase plan. For the three months ended March 31, 2022, La Jolla’s net cash provided by operating activities was $2.5 million compared to $17.2 million for the same period in 2021. The 2021 period included a $16.8 million net upfront payment and a $3.0 million milestone payment received in connection with the Company’s agreements with PAION AG and Everest Medicines Limited covering ex-U.S. rights to GIAPREZA and XERAVA.

Based on our current operating plans and projections, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC. The Company expects to fund future operations with existing cash or cash generated from operations.

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

Out-license Agreements

PAION AG

In January 2021, La Jolla Pharmaceutical Company and certain of its wholly owned subsidiaries, including La Jolla Pharma, LLC, and Tetraphase Pharmaceuticals, Inc., entered into an exclusive license agreement (the “PAION License”) with PAION AG and its wholly owned subsidiary (collectively, “PAION”). Pursuant to the PAION License, La Jolla granted PAION an exclusive license to commercialize GIAPREZA and XERAVA in the European Economic Area, the United Kingdom and Switzerland (collectively, the “PAION Territory”). La Jolla has received an upfront cash payment of $22.5 million, less a 15% refundable withholding tax, and is entitled to receive potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments. In addition, royalties payable under the PAION License will be subject to reduction on account of generic competition and after patent expiration in a jurisdiction. La Jolla recognized the upfront cash payment of $22.5 million as license and other revenue for the three months ended March 31, 2021, and the 15% refundable withholding tax of $3.4 million was recorded as an other current asset as of March 31, 2022 and December 31, 2021. Pursuant to the PAION

License, PAION will be solely responsible for the future development and commercialization of GIAPREZA and XERAVA in the PAION Territory. PAION is required to use commercially reasonable efforts to commercialize GIAPREZA and XERAVA in the PAION Territory. The Company has not received any payments from PAION related to either royalties or commercial milestones.

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

In May 2021, the Company entered into a commercial supply agreement with Everest whereby the Company will supply Everest a minimum quantity of XERAVA through December 31, 2023 and will transfer to Everest certain XERAVA-related manufacturing know-how. Pursuant to the supply agreement: (i) the Company has received $6.8 million of upfront payments comprised of: (1) a $4.0 million upfront technology transfer payment; and (2) a $2.8 million partial prepayment for XERAVA that is expected to be delivered to Everest during 2022; (ii) the Company has received an additional $1.0 million technology transfer payment in January, 2022; and (iii) the Company will be reimbursed for direct and certain indirect manufacturing costs at 110% of costs through December 31, 2023. The Company recognized the $5.0 million of technology transfer-related payments as license and other revenue during the year ended December 31, 2021 as Everest obtained control of the XERAVA-related manufacturing know-how prior to December 31, 2021. The Company recognized the $2.8 million partial prepayment for XERAVA that is expected to be delivered to Everest during 2022 as deferred revenue as of March 31, 2022 and December 31, 2021 as the performance obligation to deliver XERAVA had not yet been satisfied.

Off−Balance Sheet Arrangements

We have no off−balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

We believe the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Form 10-K for the year ended December 31, 2021 are most critical to understanding and evaluating our reported financial results. During the three months ended March 31, 2022, there have been no material changes to the critical accounting policies and estimates as described in Item 7 of our Form 10-K for the year ended December 31, 2021.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial and accounting officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with its business.  As of March 31, 2022, no claims or actions are pending against the Company that, in the opinion of management, are likely to have a material adverse effect on the Company.

On February 15, 2022, the Company received a paragraph IV notice of certification (the “Notice Letter”) from Gland Pharma Limited (“Gland”) advising that Gland had submitted an Abbreviated New Drug Application (“ANDA”) to the FDA seeking approval to manufacture, use or sell a generic version of GIAPREZA® in the U.S. prior to the expiration of U.S. Patent Nos.: 9,220,745; 9,572,856; 9,867,863; 10,028,995; 10,335,451; 10,493,124; 10,500,247; 10,548,943; 11,096,983; and 11,219,662 (the “GIAPREZA Patents”), which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). The Notice Letter alleges that the GIAPREZA Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in Gland’s ANDA.

On March 29, 2022, the Company filed a complaint for patent infringement of the GIAPREZA Patents against Gland and certain related entities in the United States District Court for the District of New Jersey in response to Gland’s ANDA filing. In accordance with the Hatch-Waxman Act, because GIAPREZA is a new chemical entity and the Company filed a complaint for patent infringement within 45 days of receipt of the Notice Letter, the FDA cannot approve Gland’s ANDA any earlier than 7.5 years from the approval of the GIAPREZA NDA unless the District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable and/or not infringed. The Company intends to vigorously enforce its intellectual property rights relating to GIAPREZA.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 17, 2021, La Jolla announced that it would commence a stock repurchase plan for up to $10 million of the Company’s common stock. On March 7, 2022, the Board approved a $5 million increase to the stock repurchase plan from up to $10 million to up to $15 million of the Company’s common stock. The plan has no time limit and can be discontinued at any time. The following table contains information with respect to repurchases made by the Company during the three months ended March 31, 2022:

Period	(a) Total number of shares purchased	(b) Average price paid per share(1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
January 1, 2022 – January 31, 2022	461,101	$4.64	461,101	$9,480
February 1, 2022 – February 28, 2022	405,139	$4.40	405,139	$7,699
March 1, 2022 – March 31, 2022	295,698	$4.25	295,698	$6,441
Total	1,161,938		1,161,938
(1)	Includes commissions

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

3.1

Amended and Restated Certificate of Incorporation of La Jolla Pharmaceutical Company, a Delaware Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Report on Form 8-K12B filed with the SEC on November 2, 2021)

3.2	Bylaws of La Jolla Pharmaceutical Company, a Delaware Corporation (incorporated by reference to Exhibit 3.2 to the registrant’s Report on Form 8-K12B filed with the SEC on November 2, 2021)

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company

Date:	May 16, 2022	By:	/s/ Larry Edwards
Larry Edwards
Director, President and Chief Executive Officer
(principal executive officer)

/s/ Michael Hearne
Michael Hearne
Chief Financial Officer
(principal financial and accounting officer)