Form 10-Q
period 2022-06-30
LA JOLLA PHARMACEUTICAL CO
filed 2022-08-15
CIK 920465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, there were 24,936,883 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,338	$46,668
Short-term investments	323	-
Accounts receivable, net	5,927	8,610
Inventory, net	8,299	6,281
Prepaid expenses and other current assets	3,474	5,756
Total current assets	66,361	67,315
Goodwill	20,123	20,123
Intangible assets, net	12,545	13,321
Right-of-use lease assets	232	318
Property and equipment, net	65	113
Restricted cash	40	40
Total assets	$99,366	$101,230

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,125	$2,278
Accrued expenses and other current liabilities	5,666	4,866
Accrued interest expense on deferred royalty obligation, current portion	5,696	5,163
Deferred revenue	2,849	2,849
Paycheck Protection Program loan	-	2,325
Lease liabilities, current portion	157	154
Total current liabilities	16,493	17,635
Deferred royalty obligation, net	124,536	124,503
Accrued interest expense on deferred royalty obligation, less current portion	26,794	24,590
Lease liabilities, less current portion	75	164
Fair value of contingent value rights	936	1,076
Total liabilities	168,834	167,968
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Common Stock, $0.0001 par value; 100,000,000 shares authorized, 24,950,487 and 26,783,544 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3	3
Series C-1[2] Convertible Preferred Stock, $0.0001 par value; 11,000 shares authorized, 3,906.5192257295 shares issued and outstanding at June 30, 2022 and December 31, 2021; and liquidation preference of $3,907 at June 30, 2022 and December 31, 2021	3,907	3,907
Additional paid-in capital	981,254	986,444
Accumulated deficit	(1,054,632)	(1,057,092)
Total stockholders’ deficit	(69,468)	(66,738)
Total liabilities and stockholders’ deficit	$99,366	$101,230

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue
Net product sales	$10,511	$11,059	$20,920	$19,696
License and other revenue	32	5,000	48	30,500
Total revenue	10,543	16,059	20,968	50,196
Operating expenses
Cost of product sales	1,691	2,156	3,856	4,887
Cost of license and other revenue	6	-	11	3,600
Selling, general and administrative	9,762	8,996	20,035	17,751
Research and development	154	1,114	181	2,672
Total operating expenses	11,613	12,266	24,083	28,910
(Loss) income from operations	(1,070)	3,793	(3,115)	21,286
Other income (expense)
Interest expense	(2,372)	(2,672)	(4,774)	(5,281)
Gain on forgiveness of Paycheck Protection Program loan	-	-	2,325	-
Other income—related party	6,406	2,532	7,988	2,532
Other (expense) income	(489)	80	54	(368)
Total other income (expense), net	3,545	(60)	5,593	(3,117)
Income before income taxes	2,475	3,733	2,478	18,169
Provision for income taxes	17	-	18	18
Net income	$2,458	$3,733	$2,460	$18,151
Earnings per share
Basic	$0.10	$0.14	$0.10	$0.66
Diluted	$0.08	$0.11	$0.08	$0.53
Shares used in computing earnings per share
Basic	25,345	27,461	25,751	27,444
Diluted	32,081	34,201	32,496	34,192

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(in thousands)

	Series C-1[2] Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	4	$3,907	26,784	$3	$986,444	$(1,057,092)	$(66,738)
Share-based compensation expense	-	-	-	-	1,262	-	1,262
Issuance of common stock under ESPP	-	-	42	-	159	-	159
Purchases of common stock under stock repurchase plan	-	-	(1,162)	-	(5,179)	-	(5,179)
Net income	-	-	-	-	-	2	2
Balance at March 31, 2022	4	$3,907	25,664	$3	$982,686	$(1,057,090)	$(70,494)
Share-based compensation expense	-	-	-	-	1,352	-	1,352
Issuance of common stock under ESPP	-	-	31	-	101	-	101
Purchases of common stock under stock repurchase plan	-	-	(745)	-	(2,885)	-	(2,885)
Net income	-	-	-	-	-	2,458	2,458
Balance at June 30, 2022	4	$3,907	24,950	$3	$981,254	$(1,054,632)	$(69,468)

	Series C-1[2] Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	4	$3,907	27,403	$3	$984,755	$(1,076,752)	$(88,087)
Share-based compensation expense	-	-	-	-	1,116	-	1,116
Issuance of common stock under 2013 Equity Plan	-	-	29	-	154	-	154
Issuance of common stock under ESPP	-	-	17	-	81	-	81
Net income	-	-	-	-	-	14,418	14,418
Balance at March 31, 2021	4	$3,907	27,449	$3	$986,106	$(1,062,334)	$(72,318)
Share-based compensation expense	-	-	-	-	1,024	-	1,024
Issuance of common stock under 2013 Equity Plan	-	-	-	-	1	-	1
Issuance of common stock under ESPP	-	-	33	-	117	-	117
Net income	-	-	-	-	-	3,733	3,733
Balance at June 30, 2021	4	$3,907	27,482	$3	$987,248	$(1,058,601)	$(67,443)

See accompanying notes to the condensed consolidated financial statements.

LA JOLLA PHARMACEUTICAL COMPANY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Operating activities
Net income	$2,460	$18,151
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash interest expense	2,771	3,718
Share-based compensation expense	2,614	2,140
Amortization of intangible assets	776	776
Unrealized loss on short-term investments and securities sold, not yet purchased	406	-
Amortization of right-of-use lease assets	86	117
Depreciation expense	48	56
Gain on forgiveness of Paycheck Protection Program loan	(2,325)	-
Gain on sale of non-controlling equity interest	(699)	-
(Gain) loss on change in fair value of contingent value rights	(140)	370
Loss on foreign currency exchange	385	-
Inventory fair value step-up adjustment included in cost of product sales	-	850
Changes in operating assets and liabilities:
Accounts receivable, net	2,683	(2,762)
Inventory, net	(2,018)	(318)
Prepaid expenses and other current assets	1,896	(1,813)
Accounts payable	(153)	(920)
Accrued expenses and other current liabilities	499	1,217
Deferred revenue	-	2,849
Lease liabilities	(86)	(117)
Net cash provided by operating activities	9,203	24,314
Investing activities
Proceeds from securities sold, not yet purchased	271	-
Net cash provided by investing activities	271	-
Financing activities
Purchases of common stock under stock repurchase plan	(8,064)	-
Net proceeds from issuance of common stock under ESPP	260	198
Net proceeds from issuance of common stock under 2013 Equity Plan	-	155
Net cash (used for) provided by financing activities	(7,804)	353
Net increase in cash, cash equivalents and restricted cash	1,670	24,667
Cash, cash equivalents and restricted cash, beginning of period	46,708	21,261
Cash, cash equivalents and restricted cash, end of period	$48,378	$45,928
Supplemental disclosure of non-cash investing and financing activities
Forgiveness of Paycheck Protection Program loan	$2,325	$-
Sale of non-controlling equity interest	$699	$-
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$48,338	$45,888
Restricted cash	40	40
Total cash, cash equivalents and restricted cash	$48,378	$45,928

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

As of June 30, 2022, La Jolla had $48.7 million of cash, cash equivalents and short-term investments compared to $46.7 million as of December 31, 2021. The Company expects that its existing cash, cash equivalents and short-term investments will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company expects to fund future operations with existing cash or cash generated from operations.

On July 10, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Innoviva, Inc., a Delaware corporation (the “Parent”) and Innoviva Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Parent (the “Purchaser”). The Merger Agreement provides for the acquisition of the Company by the Parent through a cash tender offer (the “Offer”) by the Purchaser for all of the Company’s outstanding shares of common stock, for $6.23 per share of common stock (the “Offer Price”). See Note 15.

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

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and the accompanying notes. Actual results may differ materially from these estimates. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or any future interim or annual periods. The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated balance sheet as of December 31, 2021 contained in the Form 10-K.

Certain amounts previously reported in the financial statements have been reclassified to conform to the current presentation. Such reclassifications did not affect net income, stockholders’ deficit or cash flows.

Summary of Significant Accounting Policies

During the six months ended June 30, 2022, other than the short-term investments policy described below, there have been no changes to the Company’s significant accounting policies as described in Note 2 of the Form 10-K.

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

	U.S. Net Product Sales		Accounts Receivable
	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	As of June 30, 2022
Customer A	36%	37%	45%
Customer B	28%	28%	29%
Customer C	29%	29%	19%
Total	93%	94%	93%

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

For the three months ended June 30, 2022, there were 6.7 million potential common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 6.7 million shares of common stock issuable upon conversion of existing convertible preferred stock; and (ii) 1,000 stock options. For the six months ended June 30, 2022, there were 6.7 million potential common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 6.7 million shares of common stock issuable upon conversion of existing convertible preferred stock; and (ii) 9,000 stock options. For the three and six months ended June 30, 2022, there were 6.5 million and 6.4 million, respectively, of potential common shares that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

For the three months ended June 30, 2021, there were 6.7 million potential common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 6.7 million shares of common stock issuable upon conversion of existing convertible preferred stock; and (ii) 5,000 stock options. For the six months ended June 30, 2021, there were 6.7 million potential common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 6.7 million shares of common stock issuable upon conversion of existing convertible preferred stock; and (ii) 13,000 stock options. For the three and six months ended June 30, 2021, there were 4.1 million of potential common shares that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

4.  Balance Sheet Details

Restricted Cash

Restricted cash as of June 30, 2022 and December 31, 2021 consisted of a $40,000 security deposit for the Company’s corporate purchasing credit card.

Inventory, Net

Inventory, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$1,180	$802
Work-in-process	4,954	3,844
Finished goods	2,165	1,635
Total inventory, net	$8,299	$6,281

As of June 30, 2022, and December 31, 2021, total inventory is recorded net of inventory reserves of $1.3 million and $0.8 million, respectively.

Prepaid Expenses and Other Current Assets

	June 30,	December 31,
	2022	2021
Refundable withholding tax	$2,335	$3,375
Prepaid regulatory filing fees	277	831
Prepaid manufacturing costs	191	113
Prepaid insurance	133	473
Other prepaid expenses and current assets	538	964
Total prepaid expenses and other current assets	$3,474	$5,756

Prepaid expenses and other current assets consisted of the following (in thousands):

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Computer hardware	$319	$319
Furniture and fixtures	309	309
Software	203	203
Total property and equipment, gross	831	831
Accumulated depreciation and amortization	(766)	(718)
Total property and equipment, net	$65	$113

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	Useful Life	June 30,	December 31,
	(years)	2022	2021
Technology	10	$14,000	$14,000
Trade name	10	1,520	1,520
Total intangible assets, gross		15,520	15,520
Accumulated amortization		(2,975)	(2,199)
Total intangible assets, net		$12,545	$13,321

The Company recorded amortization expense of $0.4 million and $0.8 million for the three and six months ended June 30, 2022, respectively. The Company recorded amortization expense of $0.4 million and $0.8 million for the three and six months ended June 30, 2021, respectively. The estimated aggregate amortization expense for each of the 5 succeeding years is $1.6 million.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued payroll and related expenses	$1,678	$1,991
Accrued royalties and in-license fees	1,140	1,299
Accrued professional fees	956	410
Accrued manufacturing costs	471	232
Securities sold, not yet purchased	301	-
Accrued other	1,120	934
Total accrued expenses and other current liabilities	$5,666	$4,866

5.  Paycheck Protection Program loan

On April 22, 2020, the Company entered into a promissory note for $2.3 million under the Paycheck Protection Program (the “PPP Loan”). On March 22, 2022, the U.S. Small Business Administration notified the Company that 100% of the outstanding principal and accrued interest on the PPP Loan had been forgiven. As a result, the Company recorded a zero and $2.3 million gain on forgiveness of the PPP Loan in other income (expense), net during the three and six months ended June 30, 2022, respectively.

6. Contingent Value Rights

On July 28, 2020, La Jolla completed its acquisition of Tetraphase Pharmaceuticals, Inc. and its subsidiaries (“Tetraphase”), a biopharmaceutical company focused on commercializing XERAVA, for $43 million in upfront cash plus potential future cash payments pursuant to contingent value rights (“CVRs”). As of June 30, 2022 and December 31, 2021, the holders of the CVRs are entitled to receive potential future cash payments of up to $13.5 million in the aggregate upon the achievement of certain net sales of XERAVA in the U.S. as follows: (i) $4.5 million if XERAVA U.S. net sales are at least $35 million during any calendar year ending on or prior to December 31, 2024; and (ii) $9 million if XERAVA U.S. net sales are at least $55 million during any calendar year ending on or prior to December 31, 2024.

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

As of June 30, 2022 and December 31, 2021, the fair value of the CVRs was $0.9 million and $1.1 million, respectively. During the three and six months ended June 30, 2022, the Company recorded a gain (loss) resulting from the change in fair value of CVRs of $(13,000) and $0.1 million, respectively. During the three and six months ended June 30, 2021, the Company recorded a gain (loss) resulting from the change in fair value of CVRs of $0.1 million and $(0.4) million, respectively.

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

On receipt of the $125.0 million payment from HCR, the Company recorded a deferred royalty obligation of $125.0 million, net of issuance costs of $0.7 million. For the three and six months ended June 30, 2022, the Company recognized interest expense, including amortization of the obligation discount, of $2.4 million and $4.8 million, respectively. For the three and six months ended June 30, 2021, the Company recognized interest expense, including amortization of the obligation discount, of $2.7 million and $5.3 million, respectively. The carrying value of the deferred royalty obligation as of June 30, 2022 and December 31, 2021, was $124.5 million, net of unamortized obligation discount of $0.5 million and was classified as a noncurrent liability. The related accrued interest expense as of June 30, 2022 and December 31, 2021 was $32.5 million and $29.8 million, respectively, of which $26.8 million and $24.6 million was classified as noncurrent liabilities, respectively. During the three and six months ended June 30, 2022, the Company made royalty payments to HCR of $1.1 million and $2.0 million, respectively. During the three and six months ended June 30, 2021, the Company made royalty payments to HCR of $0.7 million and $1.6 million, respectively. As of June 30, 2022 and December 31, 2021, the Company recorded royalty obligations payable of $1.0 million and $0.9 million, respectively, in accrued expenses. The deferred royalty obligation is classified as Level 3 in the FASB ASC Topic 820-10, three-tier fair value hierarchy, and its carrying value approximates fair value.

Under the terms of the Royalty Agreement, La Jolla Pharma, LLC has certain obligations, including the obligation to use commercially reasonable and diligent efforts to commercialize GIAPREZA. If La Jolla Pharma, LLC is held to not have met these obligations, HCR would have the right to terminate the Royalty Agreement and demand payment from La Jolla Pharma, LLC of either $125.0 million or $225.0 million (depending on which obligation La Jolla Pharma, LLC is held to not have met), minus aggregate royalties already paid to HCR. To date, the Company has paid $10.6 million of aggregate royalties to HCR under the Royalty Agreement. In the event that

La Jolla Pharma, LLC fails to timely pay such amount if and when due, HCR would have the right to foreclose on the GIAPREZA-related assets. The Company concluded that certain of these contract provisions that could result in an acceleration of amounts due under the Royalty Agreement are embedded derivatives that require bifurcation from the deferred royalty obligation and fair value recognition. The Company determined the fair value of each derivative by assessing the probability of each event occurring, as well as the potential repayment amounts and timing of such repayments that would result under various scenarios. As a result of this assessment, the Company determined that the fair value of the embedded derivatives is immaterial as of June 30, 2022 and December 31, 2021. Each reporting period, the Company estimates the fair value of the embedded derivatives until the features lapse and/or the termination of the Royalty Agreement. Any material change in the fair value of the embedded derivatives will be recorded as either a gain or loss on the condensed consolidated statements of operations.

On August 5, 2022, the Company received a notice letter from HCR in which HCR alleges the occurrence, or imminent occurrence, of La Jolla Pharma, LLC not meeting certain obligations under the Royalty Agreement and related agreements, including the obligation to use commercially reasonable and diligent efforts to commercialize GIAPREZA and the obligation to not undertake a Change of Control, that would result in HCR’s right to terminate the Royalty Agreement. As defined in the Royalty Agreement, a Change of Control means any event or series of events that results in either: (i) the Company no longer directly or indirectly owning 100% of La Jolla Pharma, LLC; or (ii) La Jolla Pharma, LLC no longer directly owning 100% of worldwide net sales of GIAPREZA, except for the granting of ex-U.S. product licenses, neither of which are impacted by the transactions contemplated by the Merger Agreement with Innoviva. If La Jolla Pharma, LLC is ultimately determined to not have met these obligations, HCR would have the right to terminate the Royalty Agreement and demand payment from La Jolla Pharma, LLC of either $125.0 million or $225.0 million (depending on which obligation La Jolla Pharma, LLC is held to not have met), minus aggregate royalties already paid to HCR. The Company believes that each of the claims made in the notice letter are wholly without merit and frivolous, disputes them and would vigorously defend against such claims if they were asserted in a legal proceeding. Neither the notice letter nor the meritless and frivolous claims made therein are expected to impede the anticipated closing of the transactions contemplated by the Merger Agreement and the Company expects to complete the transactions as planned.

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

Future minimum lease payments, excluding Lease Operating Costs, as of June 30, 2022 are as follows (in thousands):
2022	$91
2023	166
Thereafter	-
Total future minimum lease payments	257
Less: discount	(25)
Total lease liabilities	$232

Lease expense under current leases was approximately $45,000 and $0.1 million for the three and six months ended June 30, 2022, respectively. Lease expense under current and former leases was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively. Cash paid for amounts included in the measurement of lease liabilities was $45,000 and $0.1 million for the three and six months ended June 30, 2022, respectively. Cash paid for amounts included in the measurement of lease liabilities was $0.1 million for the three and six months ended June 30, 2021. As of June 30, 2022, the weighted-average remaining lease term and the weighted-average discount rate for the Company’s only operating lease, the Waltham Sublease, was 1.4 years and 3.3%, respectively.

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

Following the announcement of the Agreement and Plan of Merger (the “Merger Agreement”) with Innoviva, Inc., a Delaware corporation (the “Parent”) and Innoviva Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Parent (the “Purchaser”), and through August 12, 2022, the Company is aware of six complaints that have been filed in United States District Courts and five demand letters that were sent to the Company by purported stockholders of the Company related to the transaction (collectively, the “Complaints”).

On July 27, 2022, Richard Gole, a purported stockholder of the Company, filed a complaint in the United States District Court for the Southern District of New York, Case No. 1:22-cv-06395. On August 1, 2022, Denise Redfield, a purported stockholder of the Company, filed a complaint in the United States District Court for the Southern District of New York, Case No. 1:22-cv-06528. On August 2, 2022, Marc Waterman, a purported stockholder of the Company, filed a complaint in the United States District Court for the Southern District of New York, Case No. 1:22-cv-06534. On August 2, 2022, the Company received a demand letter from Miriam Nathan, a purported stockholder of the Company. On August 2, 2022, the Company received a demand letter from Raymond Tomo, a purported stockholder of the Company. On August 4, 2022, Richard Lawrence, a purported stockholder of the Company, filed a complaint in the United States District Court for the District of Delaware, Case No.1:22-cv-01032-UNA. On August 4, 2022, Katherine Finger, a purported stockholder of the Company, filed a complaint in the United States District Court for the Southern District of New York, Case 1:22-cv-06640. On August 5, 2022, Brian Jones, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York, Case No. 1:22-cv-06681. On August 7, 2022, the Company received a demand letter from Christopher Taylor, a purported stockholder of the Company. On August 8, 2022, the Company received a demand letter to inspect books and records pursuant to 8 Del. §220 from James Gyldenvand, a purported stockholder of the Company. On August 11, 2022, the Company received a demand letter to inspect books and records pursuant to 8 Del. § 220 from Ramin Hatam, a purported stockholder of the Company.

The Complaints name the Company and each of the Company’s directors as defendants (“Defendants”) and generally allege violations of Sections 14(e), 14(d), and 20(a) of the Securities and Exchange Act of 1934 (“Exchange Act”) as a result of Defendants’ efforts to sell the Company to the Parent through a cash tender offer (“Offer”) by the Purchaser. The Complaints generally contend that the Recommendation Statement on Schedule 14D-9 filed on July 25, 2022 (“Recommendation Statement”) has omitted or misrepresented material information regarding the Merger.

The Complaints seek generally to enjoin the transactions contemplated by the Merger Agreement or, in the event the transactions are consummated, an order rescinding consummation or an award of rescissory damages, to direct Defendants to disseminate a Recommendation Statement that does not contain any untrue statements of material fact, award of costs, including reasonable attorneys’ and experts’ fees and other relief the court may deem just and proper. Company management believes it has strong factual and legal defenses to all actions and intends to defend itself vigorously. Other similar cases or cases based on similar facts may be filed in the future.

9.  Stockholders’ Deficit

Preferred Stock

As of June 30, 2022 and December 31, 2021, 3,906.5192257295 shares of Series C-12 Convertible Preferred Stock (“Series C-12 Preferred”) were issued and outstanding, and convertible into 6,734,993 shares of common stock. As of June 30, 2022 and December 31, 2021, the Series C-12 Preferred liquidation preference was approximately $3.9 million. The Series C-12 Preferred does not pay a dividend. The holders of the Series C-12 Preferred do not have voting rights, other than for general protective rights required by the Delaware General Corporation Law.

Stock Repurchase Plan

On November 17, 2021, the Company announced that it would commence a stock repurchase plan for up to $10 million of the Company’s common stock. On March 7, 2022, the Board approved a $5 million increase to the stock repurchase plan from up to $10 million to up to $15 million of the Company’s common stock. For the three and six months ended June 30, 2022, the Company repurchased approximately 0.7 million shares and 1.9 million shares, respectively, of its common stock for $2.9 million and $8.1 million, including commissions, respectively. In connection with the Merger Agreement (see Note 15), the stock repurchase plan was cancelled effective July 11, 2022.

10.  Equity Incentive Plans

2013 Equity Incentive Plan

A total of 9,600,000 shares of common stock have been reserved for issuance under the La Jolla Pharmaceutical Company 2013 Equity Incentive Plan (the “2013 Equity Plan”). As of June 30, 2022 and December 31, 2021, 3,147,040 shares of common stock and 5,503,796 shares of common stock, respectively, remained available for future grants under the 2013 Equity Plan. The Company has not granted stock options under the 2013 Equity Plan since June 30, 2022.

2018 Employee Stock Purchase Plan

A total of 750,000 shares of common stock have been reserved for issuance under the La Jolla Pharmaceutical Company 2018 Employee Stock Purchase Plan (the “ESPP”). As of June 30, 2022 and December 31, 2021, 262,234 shares of common stock and 335,473 shares of common stock, respectively, remained available for future grants under the ESPP. In connection with the Merger Agreement (see Note 15), the ESPP was suspended on July 10, 2022, and will be terminated subject to the consummation of the transactions contemplated by the Merger Agreement.

Equity Awards

The activity related to equity awards, which are comprised of stock options, during the six months ended June 30, 2022 is summarized as follows:

	Equity Awards	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term(1) (years)	Aggregate Intrinsic Value(2) (millions)
Outstanding at December 31, 2021	4,096,204	$7.22
Granted	2,582,543	$4.73
Exercised	(500)	$3.62
Cancelled/forfeited	(225,287)	$6.12
Outstanding at June 30, 2022	6,452,960	$6.27	8.4	$0.0
Exercisable at June 30, 2022	2,118,281	$9.61	5.7	$0.0

(1) Represents the weighted-average remaining contractual term of stock options.

(2) Aggregate intrinsic value represents the product of the number of equity awards outstanding or equity awards exercisable multiplied by the difference between the Company’s closing stock price per share on the last trading day of the period, which was $3.19 as of June 30, 2022, and the exercise price.

Share-based Compensation Expense

The classification of share-based compensation expense is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Selling, general and administrative	$1,334	$977	$2,579	$1,817
Research and development	18	47	35	323
Total share-based compensation expense	$1,352	$1,024	$2,614	$2,140

As of June 30, 2022, total unrecognized share-based compensation expense related to unvested equity awards was $13.0 million, which is expected to be recognized over a weighted-average period of 3.1 years. As of June 30, 2022, there was no unrecognized share-based compensation expense related to shares of common stock issued under the ESPP.

11.  Other Income—Related Party

The Company owns a non-core asset, consisting of a non-voting minority interest in a private company (the “Minority Interest”). The investment in the Minority Interest provides the Company with the potential to receive a portion of the future distributions of free cash flow, if any, at the discretion of the Minority Interest. Investment funds affiliated with the Chairman of the Company’s board of directors have a controlling interest in the Minority Interest. During the three and six months ended June 30, 2022, the Company received distributions from the Minority Interest of $6.4 million and $8.0 million, respectively. During the three and six months ended June 30, 2021, the Company received distributions from the Minority Interest of $2.5 million. In connection with the transactions contemplated by the Merger Agreement (see Note 15), the private company exercised its right under applicable governing documents to elect to redeem the Minority Interest for fair value, resulting in a payment to the Company of $6.2 million on July 6, 2022.

12.  License Agreements

In-license Agreements

George Washington University

In December 2014, the Company entered into a patent license agreement with George Washington University (“GW”), which was subsequently amended and restated (the “GW License”) and assigned to La Jolla Pharma, LLC. Pursuant to the GW License, GW exclusively licensed to the Company certain intellectual property rights relating to GIAPREZA, including the exclusive rights to certain issued patents and patent applications covering GIAPREZA. Under the GW License, La Jolla Pharma, LLC is obligated to use commercially reasonable efforts to develop, commercialize, market and sell GIAPREZA. The Company has paid a one-time license initiation fee, annual maintenance fees, an amendment fee, additional payments following the achievement of certain development and regulatory milestones and royalties. The Company is obligated to pay a 6% royalty on net sales of GIAPREZA and 15% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering GIAPREZA. During the three and six months ended June 30, 2022, the Company made payments to GW of $0.5 million and $1.1 million, respectively. During the three and six months ended June 30, 2021, the Company made payments to GW of $0.4 million and $3.2 million, respectively.

Harvard University

In August 2006, the Company entered into a license agreement with Harvard University (“Harvard”), which was subsequently amended and restated (the “Harvard License”). Pursuant to the Harvard License, Harvard exclusively licensed to the Company certain intellectual property rights relating to tetracycline-based products, including XERAVA, including the exclusive rights to certain issued patents and patent applications covering such products. Under the Harvard License, the Company is obligated to use commercially reasonable efforts to develop, commercialize, market and sell tetracycline-based products, including XERAVA. For each product covered by the Harvard License, the Company is obligated to make certain payments for the following: (i) up to approximately $15.1 million upon the achievement of certain clinical development and regulatory milestones; (ii) a 5% royalty on direct U.S. net sales of XERAVA; (iii) a single-digit tiered royalty on direct ex-U.S. net sales of XERAVA, starting at a minimum royalty rate of 4.5%, with step-ups to a maximum royalty of 7.5% based on the achievement of annual net product sales thresholds; and (iv) 20% on payments received from sublicensees. The obligation to pay royalties under this agreement extends through the last-to-expire patent covering tetracycline-based products, including XERAVA. During the three and six months ended June 30, 2022, the Company made payments to Harvard of $0.2 million and $0.4 million, respectively, none of which related to clinical development and regulatory milestones. During the three and six months ended June 30, 2021, the Company made payments to Harvard of $1.5 million and $1.6 million, respectively, none of which related to clinical development and regulatory milestones.

Paratek Pharmaceuticals, Inc.

In March 2019, the Company entered into a license agreement with Paratek Pharmaceuticals, Inc. (“Paratek”), which was subsequently amended and restated (the “Paratek License”). Pursuant to the Paratek License, Paratek non-exclusively licensed to the Company certain intellectual property rights relating to XERAVA, including non-exclusive rights to certain issued patents and patent applications covering XERAVA. The Company is obligated to pay Paratek a 2.25% royalty based on direct U.S. net sales of XERAVA. The Company’s obligation to pay royalties with respect to the licensed product is retroactive to the date of the first commercial sale of XERAVA and shall continue until there are no longer any valid claims of the Paratek patents, which will expire in October 2023. During the three and six months ended June 30, 2022, the Company paid $0.1 million of royalties to Paratek. During the three and six months ended June 30, 2021, the Company paid $40,000 and $0.1 million, respectively, of royalties to Paratek.

Out-license Agreements

PAION AG

In January 2021, La Jolla Pharmaceutical Company and certain of its wholly owned subsidiaries, including La Jolla Pharma, LLC and Tetraphase Pharmaceuticals, Inc., entered into an exclusive license agreement (the “PAION License”) with PAION AG and its wholly owned subsidiary (collectively, “PAION”). Pursuant to the PAION License, La Jolla granted PAION an exclusive license to commercialize GIAPREZA and XERAVA in the European Economic Area, the United Kingdom and Switzerland (collectively, the “PAION Territory”). La Jolla has received an upfront cash payment of $22.5 million, less a 15% refundable withholding tax, and is entitled to receive potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments. La Jolla recognized the upfront cash payment of $22.5 million as license and other revenue for the six months ended June 30, 2021. As of June 30, 2022 and December 31, 2021, the 15% refundable withholding tax of $2.3 million and $3.4 million, respectively, was recorded as an other current asset. On July 7, 2022, the Company received the remaining refundable withholding tax. In addition, royalties payable under the PAION License will be subject to reduction on account of generic competition and after patent expiration in a jurisdiction. Pursuant to the PAION License, PAION will be solely responsible for the future development and commercialization of GIAPREZA and XERAVA in the PAION Territory. PAION is required to use commercially reasonable efforts to commercialize GIAPREZA and XERAVA in the PAION Territory. The Company has not received any payments from PAION related to either royalties or commercial milestones.

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

In May 2021, the Company entered into a commercial supply agreement with Everest whereby the Company will supply Everest a minimum quantity of XERAVA through December 31, 2023 and will transfer to Everest certain XERAVA-related manufacturing know-how. Pursuant to the supply agreement: (i) the Company received $6.8 million of upfront payments during the year ended December 31, 2021 comprised of: (1) a $4.0 million upfront technology transfer payment; and (2) a $2.8 million partial prepayment for XERAVA that is expected to be delivered to Everest; (ii) the Company received an additional $1.0 million technology transfer payment in January 2022; and (iii) the Company will be reimbursed for direct and certain indirect manufacturing costs at 110% of cost through December 31, 2023. The Company recognized the $5.0 million of technology transfer-related payments as license and other revenue during the three and six months ended June 30, 2021 as Everest obtained control of the XERAVA-related manufacturing know-how prior to June 30, 2021. The Company recognized the $2.8 million partial prepayment for XERAVA that is expected to be delivered to Everest as deferred revenue as of June 30, 2022 and December 31, 2021 as the performance obligation to deliver XERAVA had not yet been satisfied.

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

In connection with the closing of the acquisition, La Jolla recorded $0.7 million of short-term investments and a $0.7 million gain on sale of its non-controlling equity interest in Lowell in other income (expense), net, which is equal to the approximately 1.4 million shares of AcelRx common stock received, multiplied by the closing price of the common stock on the acquisition date. As of June 30, 2022, the fair value of short-term investments was $0.3 million. For the three months and six months ended June 30, 2022, the Company recorded a $0.1 million and $0.4 million loss, respectively, on short-term investments in other income (expense), net.

In June 2022, La Jolla sold AcelRx securities, not yet purchased, to limit exposure to fluctuations in the value of the Company’s short-term investments. Securities sold, not yet purchased, represent an obligation of La Jolla to deliver the underlying securities, not yet purchased. These securities sold, not yet purchased are measured at fair value on a recurring basis and classified as Level 1 in the ASC Topic 820-10, three-tier fair value hierarchy. Any unrealized gain (loss) is recorded in other income (expense), net. As of June 30, 2022, the fair value of securities sold, not yet purchased was $0.3 million. For the three months and six months ended June 30, 2022, the Company recorded a $30,000 loss on securities sold, not yet purchased, in other income (expense), net.

14.  Income Taxes

For the three and six months ended June 30, 2022, the Company recorded a provision for income taxes of $17,000 and $18,000, respectively. For the three and six months ended June 30, 2021, the Company recorded a provision for income taxes of zero and $18,000, respectively. As of June 30, 2022 and December 31, 2021, the Company established a full valuation allowance against its federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

15.  Subsequent Event

On July 10, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Innoviva, Inc., a Delaware corporation (the “Parent”) and Innoviva Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Parent (the “Purchaser”). The Merger Agreement provides for the acquisition of the Company by the Parent through a cash tender offer (the “Offer”) by the Purchaser for all of the Company’s outstanding shares of common stock, for $6.23 per share of common stock (the “Offer Price”). Purchaser commenced the Offer on July 25, 2022 and the Offer will expire one minute after 11:59 p.m. New York City Time, on August 19, 2022, unless the Offer is extended or terminated. Following the completion of the Offer, the satisfaction or waiver of certain conditions set forth in the Merger Agreement and in accordance with the General Corporation Law of the State of Delaware, the Purchaser will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of the Parent.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other factors are described under “Risk Factors” in Part I, Item 1A of our Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q. We caution you that these risks, uncertainties and other factors may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will affect us or our business in the way expected. All forward-looking statements in this Quarterly Report on Form 10-Q apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

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

On July 10, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Innoviva, Inc., a Delaware corporation (the “Parent”) and Innoviva Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Parent (the “Purchaser”). The Merger Agreement provides for the acquisition of the Company by the Parent through a cash tender offer (the “Offer”) by the Purchaser for all of the Company’s outstanding shares of common stock, for $6.23 per share of common stock (the “Offer Price”). Purchaser commenced the Offer on July 25, 2022 and the Offer will expire one minute after 11:59 p.m. New York City Time, on August 19, 2022, unless the Offer is extended or terminated. Following the completion of the Offer, the satisfaction or waiver of certain conditions set forth in the Merger Agreement and in accordance with the General Corporation Law of the State of Delaware, the Purchaser will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of the Parent.

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

Product Candidates

In connection with the acquisition of Tetraphase, we acquired the following product candidates that are in early stage clinical or preclinical development: (i) TP-6076, an IV formulation of a fully synthetic fluorocycline derivative for the treatment of certain multidrug-resistant gram-negative bacteria; (ii) TP-271, an IV and oral formulation of a fully synthetic fluorocycline for the treatment of respiratory disease caused by bacterial biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia; and (iii) TP-2846, an IV formulation of a tetracycline for the treatment of acute myeloid leukemia. At this time, there are no active studies nor anticipated future studies for any of these product candidates. We intend to seek out-license opportunities for these product candidates; however, we are unable to predict the likelihood of successfully out-licensing any of these product candidates.

Results of Operations

The following table summarizes our results of operations for each of the periods below (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Change	2022	2021	Change
Net product sales	$10,511	$11,059	$(548)	$20,920	$19,696	$1,224
License and other revenue	32	5,000	(4,968)	48	30,500	(30,452)
Cost of product sales	1,691	2,156	(465)	3,856	4,887	(1,031)
Cost of license and other revenue	6	-	6	11	3,600	(3,589)
Selling, general and administrative expense	9,762	8,996	766	20,035	17,751	2,284
Research and development expense	154	1,114	(960)	181	2,672	(2,491)
Other income (expense), net	3,545	(60)	3,605	5,593	(3,117)	8,710
Provision for income taxes	17	-	17	18	18	-
Net income	$2,458	$3,733	$(1,275)	$2,460	$18,151	$(15,691)

Net Product Sales

Net product sales consist of revenue recognized from sales of GIAPREZA and XERAVA to hospitals and other healthcare organizations in the U.S., generally through a network of specialty distributors. These specialty distributors are considered our customers for accounting purposes.

For the three and six months ended June 30, 2022, La Jolla’s net product sales were $10.5 million and $20.9 million, respectively, compared to $11.1 million and $19.7 million, respectively, for the same periods in 2021. For the three and six months ended June 30, 2022, GIAPREZA U.S. net product sales were $7.3 million and $15.0 million, respectively, compared to $8.6 million and $15.4 million, respectively, for the same periods in 2021. For the three and six months ended June 30, 2022, XERAVA U.S. net product sales were $3.2 million and $5.9 million, respectively, compared to $2.5 million and $4.3 million, respectively, for the same periods in 2021. The decrease in GIAPREZA U.S. net product sales is primarily due to a decrease in the number of vials sold to our customers. The increase in XERAVA U.S. net product sales is primarily due to an increase in the number of vials sold to our customers.

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

For the three and six months ended June 30, 2022, La Jolla’s license and other revenue was $32,000 and $48,000, respectively, compared to $5.0 million and $30.5 million, respectively, for the same periods in 2021. For the three and six months ended June 30, 2022, La Jolla’s license and other revenue consists of royalties from out-license agreements. The three months ended June 30, 2021, consists of $5.0 million for the transfer of certain XERAVA-related manufacturing know-how to Everest in connection with the Everest commercial supply agreement (the “Technology Transfer”). The six months ended June 30, 2021, consists of: (i) a $22.5 million upfront payment in connection with the PAION license; (ii) a $3.0 million milestone payment received in connection with the Company’s agreements with PAION AG and Everest Medicines Limited covering ex-U.S. rights to GIAPREZA and XERAVA; and (iii) $5.0 million for the Technology Transfer.

Cost of Product Sales

Cost of product sales consists primarily of expense associated with: (i) manufacturing; (ii) royalties payable to George Washington University, Harvard University and Paratek Pharmaceuticals, Inc.; (iii) shipping and distribution; and (iv) the inventory fair value step-up adjustment recorded in connection with the acquisition of Tetraphase.

La Jolla’s cost of product sales were $1.7 million and $3.9 million for the three and six months ended June 30, 2022, respectively, compared to $2.2 million and $4.9 million, respectively, for the same periods in 2021. For the three and six months ended June 30, 2021, cost of product sales includes zero and $0.9 million, respectively, of the inventory fair value step-up adjustment recorded in connection with the acquisition of Tetraphase. No such adjustment was included in costs of product sales for the three and six months ended June 30, 2022.

Cost of License and Other Revenue

Cost of license and other revenue consists of amounts due under in-license agreements and commercial supply agreements in connection with license and other revenue from commercially approved product. Cost of license and other revenue recognized in connection with product that is not commercially approved is recorded as research and development expense.

For the three and six months ended June 30, 2022, La Jolla’s cost of license and other revenue was $6,000 and $11,000, respectively, compared to zero and $3.6 million, respectively, for the same periods in 2021. This decrease is due to a decrease in amounts due under the George Washington University and Harvard University license agreements of $2.7 million and $0.9 million, respectively, in connection with the upfront cash payment received pursuant to the PAION AG out-license agreement.

Selling, General and Administrative Expense

Selling, general and administrative expense consists of non-personnel and personnel expenses. Non-personnel-related expense includes expense related to: (i) professional fees for legal, patent, consulting, accounting and audit services; (ii) sales and marketing costs such as speaker programs, advertising and promotion, travel and marketing data; and (iii) facilities and information technology. Personnel-related expense includes expense related to salaries, benefits and share-based compensation for personnel engaged in sales, finance and administrative functions. We expect our selling, general and administrative expense to increase in the third quarter of 2022 due to transaction costs related to the Merger Agreement.

The following table summarizes these expenses for each of the periods below (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Change	2022	2021	Change
Non-personnel expense:
Professional fees	$1,618	$1,266	$352	$3,203	$2,794	$409
Sales and marketing	1,313	1,315	(2)	2,670	2,510	159
Amortization of Intangibles	388	388	-	776	776	-
Facility	62	105	(43)	129	119	10
Other	438	423	15	1,098	826	272
Total non-personnel expense	3,819	3,496	322	7,875	7,025	850
Personnel expense:
Salaries, bonuses and benefits	4,609	4,523	86	9,581	8,909	673
Share-based compensation expense	1,334	977	357	2,579	1,817	762
Total personnel expense	5,943	5,500	443	12,160	10,726	1,434
Total selling, general and administrative expense	$9,762	$8,996	$765	$20,035	$17,751	$2,284

During the three and six months ended June 30, 2022, total selling, general and administrative non-personnel expense increased compared to the same periods in 2021 primarily as a result of: (i) an increase in transaction costs in connection with the Merger Agreement; (ii) an increase in speaker programs, advertising and other promotional activities to support growing net product sales for both GIAPREZA and XERAVA; and (iii) an increase in non-personnel allocations to general and administrative activities.

During the three months ended June 30, 2022, total selling, general and administrative personnel expense increased compared to the same period in 2021 primarily due to an increase in share-based compensation expense resulting from an increase in the volume and grant date fair value of stock options granted to employees in connection with their annual performance.

During the six months ended June 30, 2022, total selling, general and administrative personnel expense increased compared to the same period in 2021 primarily as a result of: (i) an increase in the average per cost of employee; (ii) an increase in personnel allocations to general and administrative activities; and (iii) an increase in share-based compensation expense resulting from an increase in the volume and grant date fair value of stock options granted to employees in connection with their annual performance.

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

During the three and six months ended June 30, 2022, total research and development expense was $0.2 million and $0.2 million, respectively, compared to $1.1 million and $2.7 million, respectively, for the same period in 2021. These decreases are primarily due to: (i) a decrease in amounts due under in-license agreements for drug product that was not commercially approved; (ii) decreases in manufacturing development and post-marketing pediatric study expenses; and (iii) a decrease in total research and development personnel expense, including share-based compensation expense, due to a decrease in personnel allocations to research and development activities.

Other Income (Expense), Net

Other income (expense), net consists primarily of the following: (i) income from distributions received in connection with the Company’s non-core asset, consisting of a non-voting minority interest in a private company (the “Minority Interest”); (ii) interest expense accrued for our deferred royalty obligation; (iii) a gain on the forgiveness of Paycheck Protection Program loan (“PPP Loan”); (iv) unrealized losses on changes in fair value of short term investments; and (vi) gains and/or losses resulting from changes in the fair value of contingent value rights (“CVRs”).

During the three months ended June 30, 2022, other income (expense), net was $3.5 million, compared to $(0.1) million for the same period in 2021. This increase is primarily due to a $3.9 million increase in the receipt of distributions in connection with the Company’s Minority Interest.

During the six months ended June 30, 2022, other income (expense), net was $5.6 million, compared to $(3.1) million for the same period in 2021. This increase is primarily due to: (i) a $5.5 million increase in the receipt of distributions in connection with the Company’s Minority Interest; (ii) a $2.3 million increase due to a gain on the forgiveness of the PPP Loan by the U.S. Small Business Administration; and (iii) a $0.3 million decrease in interest expense accrued for our deferred royalty obligation.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, we had cash, cash equivalents and short-term investments of $48.7 million and $46.7 million, respectively. The increase in cash, cash equivalents and short-term investments is primarily due to net cash provided by operating activities, offset by purchases of the Company’s common stock under its stock repurchase plan. For the six months ended June 30, 2022, La Jolla’s net cash provided by operating activities was $9.2 million compared to $24.3 million for the same period in 2021. The 2021 period included a $16.8 million net upfront payment and a $3.0 million milestone payment received in connection with the Company’s agreements with PAION AG and Everest Medicines Limited covering ex-U.S. rights to GIAPREZA and XERAVA.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC. The Company expects to fund future operations with existing cash or cash generated from operations.

The amount and timing of additional future funding needs, if any, will depend on many factors, including the success of our commercialization efforts for GIAPREZA and XERAVA and our ability to control expenses. If the pending transaction with Innoviva, Inc. does not close, and if necessary, we intend to raise additional capital through equity or debt financings. We can provide no assurance that additional financing will be available to us on favorable terms, or at all.

Contractual Obligations

HealthCare Royalty Partners Royalty Agreement

In May 2018, we closed a $125.0 million royalty financing agreement (the “Royalty Agreement”) with HealthCare Royalty Partners (“HCR”). Under the terms of the Royalty Agreement, we received $125.0 million in exchange for tiered royalty payments on worldwide net sales of GIAPREZA. HCR is entitled to receive quarterly royalties on worldwide net sales of GIAPREZA beginning April 1, 2018. Quarterly payments to HCR under the Royalty Agreement start at a maximum royalty rate, with step-downs based on the achievement of annual net product sales thresholds. Through December 31, 2021, the maximum royalty rate was 10%. Starting January 1, 2022, the maximum royalty rate increased by 4%, and, starting January 1, 2024, the maximum royalty rate may increase by an additional 4% if an agreed-upon, cumulative net product sales threshold has not been met. The Royalty Agreement is subject to maximum aggregate royalty payments to HCR of $225.0 million. The Royalty Agreement expires upon the first to occur of January 1, 2031 or when the maximum aggregate royalty payments have been made. The Royalty Agreement was entered into by our wholly owned subsidiary, La Jolla Pharma, LLC, and HCR has no recourse under the Royalty Agreement against La Jolla Pharmaceutical Company or any assets other than GIAPREZA. See — Recent Developments.

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

Out-license Agreements

PAION AG

In January 2021, La Jolla Pharmaceutical Company and certain of its wholly owned subsidiaries, including La Jolla Pharma, LLC and Tetraphase Pharmaceuticals, Inc., entered into an exclusive license agreement (the “PAION

License”) with PAION AG and its wholly owned subsidiary (collectively, “PAION”). Pursuant to the PAION License, La Jolla granted PAION an exclusive license to commercialize GIAPREZA and XERAVA in the European Economic Area, the United Kingdom and Switzerland (collectively, the “PAION Territory”). La Jolla has received an upfront cash payment of $22.5 million, less a 15% refundable withholding tax, and is entitled to receive potential commercial milestone payments of up to $109.5 million and double-digit tiered royalty payments. In addition, royalties payable under the PAION License will be subject to reduction on account of generic competition and after patent expiration in a jurisdiction. La Jolla recognized the upfront cash payment of $22.5 million as license and other revenue for the six months ended June 30, 2021. As of June 30, 2022 and December 31, 2021, the 15% refundable withholding tax of $2.3 million and $3.4 million, respectively, was recorded as an other current asset. On July 7, 2022, the Company received the remaining refundable withholding tax. Pursuant to the PAION License, PAION will be solely responsible for the future development and commercialization of GIAPREZA and XERAVA in the PAION Territory. PAION is required to use commercially reasonable efforts to commercialize GIAPREZA and XERAVA in the PAION Territory. The Company has not received any payments from PAION related to either royalties or commercial milestones.

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

In May 2021, the Company entered into a commercial supply agreement with Everest whereby the Company will supply Everest a minimum quantity of XERAVA through December 31, 2023 and will transfer to Everest certain XERAVA-related manufacturing know-how. Pursuant to the supply agreement: (i) the Company has received $6.8 million of upfront payments comprised of: (1) a $4.0 million upfront technology transfer payment; and (2) a $2.8 million partial prepayment for XERAVA that is expected to be delivered to Everest; (ii) the Company has received an additional $1.0 million technology transfer payment in January, 2022; and (iii) the Company will be reimbursed for direct and certain indirect manufacturing costs at 110% of costs through December 31, 2023. The Company recognized the $5.0 million of technology transfer-related payments as license and other revenue during the three and six months ended June 30, 2021 as Everest obtained control of the XERAVA-related manufacturing know-how prior to June 30, 2021. The Company recognized the $2.8 million partial prepayment for XERAVA that is expected to be delivered to Everest as deferred revenue as of June 30, 2022, and December 31, 2021, as the performance obligation to deliver XERAVA had not yet been satisfied.

Recent Developments

On August 5, 2022, the Company received a notice letter from HCR in which HCR alleges the occurrence, or imminent occurrence, of La Jolla Pharma, LLC not meeting certain obligations under the Royalty Agreement and related agreements, including the obligation to use commercially reasonable and diligent efforts to commercialize GIAPREZA and the obligation to not undertake a Change of Control, that would result in HCR’s right to terminate the Royalty Agreement. As defined in the Royalty Agreement, a Change of Control means any event or series of events that results in either: (i) the Company no longer directly or indirectly owning 100% of La Jolla Pharma, LLC; or (ii) La Jolla Pharma, LLC no longer directly owning 100% of worldwide net sales of GIAPREZA, except for the granting of ex-U.S. product licenses, neither of which are impacted by the transactions contemplated by the Merger

Agreement with Innoviva. If La Jolla Pharma, LLC is ultimately determined to not have met these obligations, HCR would have the right to terminate the Royalty Agreement and demand payment from La Jolla Pharma, LLC of either $125.0 million or $225.0 million (depending on which obligation La Jolla Pharma, LLC is held to not have met), minus aggregate royalties already paid to HCR. The Company believes that each of the claims made in the notice letter are wholly without merit and frivolous, disputes them and would vigorously defend against such claims if they were asserted in a legal proceeding. Neither the notice letter nor the meritless and frivolous claims made therein are expected to impede the anticipated closing of the transactions contemplated by the Merger Agreement and the Company expects to complete the transactions as planned.

Critical Accounting Estimates

We believe the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Form 10-K for the year ended December 31, 2021 are most critical to understanding and evaluating our reported financial results. During the six months ended June 30, 2022, there have been no material changes to the critical accounting policies and estimates as described in Item 7 of our Form 10-K for the year ended December 31, 2021.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial and accounting officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with its business. As of June 30, 2022, no claims or actions are pending against the Company that, in the opinion of management, are likely to have a material adverse effect on the Company.

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

Following the announcement of the Agreement and Plan of Merger (the “Merger Agreement”) with Innoviva, Inc., a Delaware corporation (the “Parent”) and Innoviva Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Parent (the “Purchaser”), and through August 12, 2022, the Company is aware of six complaints that have been filed in United States District Courts and five demand letters that were sent to the Company by purported stockholders of the Company related to the transaction (collectively, the “Complaints”).

On July 27, 2022, Richard Gole, a purported stockholder of the Company, filed a complaint in the United States District Court for the Southern District of New York, Case No. 1:22-cv-06395. On August 1, 2022, Denise Redfield, a purported stockholder of the Company, filed a complaint in the United States District Court for the Southern District of New York, Case No. 1:22-cv-06528. On August 2, 2022, Marc Waterman, a purported stockholder of the Company, filed a complaint in the United States District Court for the Southern District of New York, Case No. 1:22-cv-06534. On August 2, 2022, the Company received a demand letter from Miriam Nathan, a purported stockholder of the Company. On August 2, 2022, the Company received a demand letter from Raymond Tomo, a purported stockholder of the Company. On August 4, 2022, Richard Lawrence, a purported stockholder of the Company, filed a complaint in the United States District Court for the District of Delaware, Case No.1:22-cv-01032-UNA. On August 4, 2022, Katherine Finger, a purported stockholder of the Company, filed a complaint in the United States District Court for the Southern District of New York, Case 1:22-cv-06640. On August 5, 2022, Brian Jones, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York, Case No. 1:22-cv-06681. On August 7, 2022, the Company received a demand letter from Christopher Taylor, a purported stockholder of the Company. On August 8, 2022, the Company received a demand letter to inspect books and records pursuant to 8 Del. §220 from James Gyldenvand, a purported stockholder of the Company. On August 11, 2022, the Company received a demand letter to inspect books and records pursuant to 8 Del. § 220 from Ramin Hatam, a purported stockholder of the Company.

The Complaints name the Company and each of the Company’s directors as defendants (“Defendants”) and generally allege violations of Sections 14(e), 14(d), and 20(a) of the Securities and Exchange Act of 1934 (“Exchange Act”) as a result of Defendants’ efforts to sell the Company to the Parent through a cash tender offer (“Offer”) by the Purchaser. The Complaints generally contend that the Recommendation Statement on Schedule 14D-9 filed on July 25, 2022 (“Recommendation Statement”) has omitted or misrepresented material information regarding the Merger.

The Complaints seek generally to enjoin the transactions contemplated by the Merger Agreement or, in the event the transactions are consummated, an order rescinding consummation or an award of rescissory damages, to direct Defendants to disseminate a Recommendation Statement that does not contain any untrue statements of material fact, award of costs, including reasonable attorneys’ and experts’ fees and other relief the court may deem just and proper. Company management believes it has strong factual and legal defenses to all actions and intends to defend itself vigorously. Other similar cases or cases based on similar facts may be filed in the future.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. Other than the new risk factor described below, there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K.

Failure to complete, or delays in completing, the pending transaction with Innoviva, Inc. announced on July 11, 2022 could materially and adversely affect our results of operations and our stock price.

On July 10, 2022, La Jolla Pharmaceutical Company, a Delaware corporation (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Innoviva, Inc., a Delaware corporation (the “Parent”), and Innoviva Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Parent (the “Purchaser”). The Merger Agreement provides for the acquisition of the Company by the Parent through a cash tender offer (the “Offer”) by the Purchaser for all of the Company’s outstanding shares of common stock (“Common Stock”), for $6.23 per share of Common Stock (the “Offer Price”). The Offer commenced on July 25, 2022. There are a number of risks related to the pending transaction, including but not limited to the following:

•	there is a possibility that an insufficient percentage of stockholders agree to tender their shares in the Offer such that the “Minimum Condition” set forth in the Offer documents is not satisfied;
•

we, the Parent and/or the Purchaser may fail to satisfy all of the closing conditions of the Offer and/or the Merger, including that there is no injunction or legal restraint, such as under applicable antitrust law, that would prohibit the consummation of the Offer or Merger;

•	the occurrence of any certain event, changes or other circumstance could give rise to the termination of the Merger Agreement, the Offer and/or the other proposed transactions;
•

the announcement or pendency of the Offer, Merger or other proposed transactions may have a negative effect on the Company’s business, operating results, and relationships with customers, suppliers, competitors and others;

•	the Offer, Merger or other proposed transactions may disrupt the Company’s current plans and business operations;
•	management’s attention may be diverted by the Offer or Merger from the Company’s ongoing business operations; and
•	there may be an adverse outcome to any legal proceedings that may be instituted against the Company related to the Merger Agreement, the Offer, the Merger or the other proposed transactions.

The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition, and our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 17, 2021, La Jolla announced that it would commence a stock repurchase plan for up to $10 million of the Company’s common stock. On March 7, 2022, the Board approved a $5 million increase to the stock repurchase plan from up to $10 million to up to $15 million of the Company’s common stock. In connection with the announced merger, the stock repurchase plan was cancelled effective July 11, 2022. The following table contains information with respect to repurchases made by the Company during the three months ended June 30, 2022:

Period	(a) Total number of shares purchased	(b) Average price paid per share(1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
April 1, 2022 – April 30, 2022	178,368	$4.17	178,368	$5,697
May 1, 2022 – May 31, 2022	305,107	$3.98	305,107	$4,484
June 1, 2022 – June 30, 2022	261,383	$3.55	261,383	$3,555
Total	744,858		744,858
(1)	Includes commissions

The Company had entered into a Rule 10b5-1 stock repurchase plan for the purpose of establishing a trading plan to purchase the Company’s common stock in a manner that complies with the requirements of Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

2.1†

Agreement and Plan of Merger by and among the Parent, the Purchaser and the Company dated July 10, 2022 (incorporated by reference to Exhibit 2.1 to the registrant’s Report on Form 8-K filed with the SEC on July 11, 2022)

3.1

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

10.1

Support Agreement, dated as of July 10, 2022, by and among the Parent, the Purchaser and the stockholders named therein (incorporated by reference to Exhibit 10.1 the registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2022).

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

† Certain schedules and exhibits omitted pursuant to item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.

*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

La Jolla Pharmaceutical Company

Date:	August 15, 2022	By:	/s/ Larry Edwards
Larry Edwards
Director, President and Chief Executive Officer
(principal executive officer)

/s/ Michael Hearne
Michael Hearne
Chief Financial Officer
(principal financial and accounting officer)